Form 10-Q
period 1995-07-01
CACHE INC
filed 1995-08-14
CIK 350199

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended July 1, 1995

                                   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from............... to ...............
Commission File Number: 0-10345


                            CACHE, INC.
       (Exact Name of registrant as specified in its Charter)


          Florida                          59-1588181
(State or other jurisdiction of   (IRS Employer Identification No.)
 incorporation or organization)


              1460 Broadway, New York, New York         10036
             (Address of principal executive offices)  (zip code)


                          212-840-4242
       (Registrant's telephone number, including area code)


                             ------
(Former name, address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  [X]   NO



             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,091,338
Class of Stock Outstanding       Outstanding at August 14, 1995

                  CACHE, INC. AND SUBSIDIARIES
                              INDEX



                                                              PAGE

CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS, JULY 1, 1995
           AND DECEMBER 31, 1994                                3


STATEMENTS OF OPERATIONS
   TWENTY-SIX WEEKS ENDED JULY 1, 1995
           AND JULY 2, 1994                                     4
   THIRTEEN WEEKS ENDED JULY 1, 1995
           AND JULY 2, 1994                                     5

STATEMENTS OF CASH FLOWS
   TWENTY-SIX WEEKS ENDED JULY 1, 1995
           AND JULY 2, 1994                                     6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          7-9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                      10-13


OTHER INFORMATION:
   EXHIBIT INDEX AND REPORTS ON FORM 8-K                       13
   SIGNATURES                                                  14



                                          CACHE, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)

                                                         July 1,            December 31,
                                                          1995                  1994
                                                      -------------         --------------
ASSETS

        Current assets:
                Cash and equivalents                   $   876,000           $  814,000
                Receivables                                942,000            1,481,000
                Notes receivable from related parties      913,000              913,000
                Inventories                             15,708,000           14,935,000
                Deferred income taxes                    2,045,000            1,677,000
                Prepaid expenses                           387,000              583,000
                                                       ------------         -------------
                        Total current assets            20,871,000           20,403,000


        Property and equipment, net                     15,779,000           14,172,000
        Other assets                                       190,000              195,000
                                                       -----------         -------------
                                                       $36,840,000          $34,770,000
                                                      ============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY


	Current liabilities:
                Accounts payable                      $  6,287,000          $  9,333,000
                Accrued compensation                       600,000               644,000
                Accrued liabilities                      2,162,000             2,860,000
                                                      ------------          -------------
                Total current liabilities                9,049,000            12,837,000



        Long-term bank debt                              5,550,000             1,650,000
        Subordinated indebtedness to related party       2,000,000             2,000,000
        Other liabilities                                1,969,000             1,853,000

        Commitments and contingencies



        STOCKHOLDERS' EQUITY



    Common stock, par value $.01; authorized,
       20,000,000 shares; issued and outstanding
       9,091,338 shares	at July 1, 1995 and
       December 31,1994                                     91,000                91,000
               Additional paid-in capital               18,994,000            18,276,000
               Accumulated deficit                        (813,000)           (1,937,000)
                                                       ------------          ------------
                          Total stockholders' equity     18,272,000            16,430,000
                                                       ------------          ------------
                                                        $36,840,000           $34,770,000
                                                       ============          ============







The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


                        CACHE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE TWENTY-SIX WEEKS ENDED
                                (unaudited)


                                                                 July 1,         July 2,
                                                                  1995            1994
                                                              ------------    -----------
Net sales                                                      $56,832,000     $47,812,000
                                                             -------------    ------------

Costs and expenses
    Cost of sales, including occupancy and buying costs         37,403,000      30,870,000
    Selling, general and administrative expenses                17,404,000      14,388,000
                                                             -------------     ------------
                                                                54,807,000      45,258,000
                                                              ------------     ------------

Operating income                                                 2,025,000       2,554,000



Interest expense
   Related party                                                    70,000          70,000
   Other                                                           184,000          49,000
                                                               ------------    ------------
                                                                   254,000         119,000
                                                               ------------    ------------

Income before income taxes                                       1,771,000       2,435,000

Income tax provision (benefit)                                     647,000         (15,000)
                                                               ------------    ------------

Net income                                                      $1,124,000      $2,450,000
                                                               ===========     ============


Net income per share                                              $ .12            $ .27
                                                               ===========     ============





Weighted average number of shares and
   share equivalents outstanding                                 9,091,000       8,819,000
                                                               ===========     ============



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                     CACHE, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                     FOR THE THIRTEEN WEEKS ENDED
                                           (unaudited)


                                                                   July 1,         July 2,
                                                                    1995            1994
                                                                 ------------    ------------
Net sales                                                         $30,822,000     $27,073,000

	Costs and expenses
            Cost of sales, including occupancy and buying costs    20,525,000      17,605,000
            Selling, general and administrative expenses            9,135,000       7,622,000
                                                                 ------------    ------------
                                                                   29,660,000      25,227,000
                                                                 ------------    ------------
Operating income                                                    1,162,000       1,846,000



Interest expense
   Related party                                                       35,000          35,000
   Other                                                              118,000          24,000
                                                                 -------------   -------------
                                                                      153,000          59,000
                                                                 -------------   -------------

Income before income taxes                                          1,009,000       1,787,000

Income tax provision (benefit)                                        366,000          (9,000)
                                                                 -------------   -------------

Net income                                                           $643,000      $1,796,000
                                                                 =============   =============

Net income per share                                                  $ .07          $ .20
                                                                 =============   =============




Weighted average number of shares and
           share equivalents outstanding                           9,091,000         8,819,000







The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                            CACHE, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE TWENTY-SIX WEEKS ENDED
                                                   (unaudited)


                                                       July 1,              July 2,
                                                         1995                1994
                                                    ---------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

Net income                                            $1,124,000           $2,450,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                     1,372,000            1,086,000
     Deferred income taxes                               350,000             (191,000)
     Accrual of future rent escalations                  175,000              164,000

     Change in assets and liabilities:
    (Increase) decrease in receivables                   539,000              (76,000)
    (Increase) decrease in inventories                  (773,000)          (3,181,000)
    (Increase) decrease in prepaid expenses              196,000              (93,000)
     Increase (decrease) in accounts payable          (3,046,000)            (535,000)
     Increase (decrease) in accrued liabilities
       and accrued compensation                         (742,000)            (379,000)
                                                     --------------      --------------
         Total changes in assets and liabilities      (3,826,000)          (4,264,000)
                                                     --------------      --------------

Net cash used in operating activities                   (805,000)            (755,000)
                                                     --------------      --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

   Proceeds (loss) from property and equipment disposals  (40,000)             294,000
   Payments for property and equipment                 (2,995,000)          (2,183,000)
                                                     --------------        ---------------
Net cash used in investing activities                  (3,035,000)          (1,889,000)
                                                     --------------        ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

   Long-term bank debt borrowings                      26,700,000          15,350,000
   Long-term bank debt payments                       (22,800,000)        (13,400,000)
  Other, net                                                2,000             (23,000)
                                                     -------------- 	  --------------

Net cash provided by financing activities               3,902,000           1,927,000
                                                     --------------     --------------

Net increase (decrease) in cash                            62,000            (717,000)
Cash at beginning of period                               814,000           1,288,000
                                                     --------------     ---------------
Cash at end of period                                    $876,000           $ 571,000












The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                              CACHE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ----------------------

     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring to present fairly the financial position of the Company at July 1, 1995 and December 31, 1994, and the results of operations for the twenty-six and thirteen week periods ended July 1, 1995 and July 2, 1994 and consolidated statements of cash flows for the twenty-six weeks then ended.

     Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 1994.


2.   NET INCOME OR LOSS PER SHARE
     ----------------------------

     Net income or loss per share has been computed based on the weighted average number of shares of common stock outstanding for the twenty-six and thirteen weeks ended July 1, 1995 and July 2, 1994.

     The approximate number of shares used in the computations of income per common share were 9,091,000 and 8,819,000, for the twenty-six week and thirteen week periods ended July 1, 1995 and July 2, 1994, respectively.


3.   PROPERTY AND EQUIPMENT
     ----------------------
                                       July 1,         December 31,
                                        1995              1994
                                     -----------       -----------
     Leasehold improvements          $16,186,000       $15,567,000
     Furniture, fixtures and
       equipment                      11,617,000         9,348,000
                                     -----------       -----------
                                      27,803,000        24,915,000
     Less: accumulated depreciation
       and amortization               12,024,000        10,743,000
                                     ------------      -----------
                                     $15,779,000       $14,172,000
                                     ============      ===========

4.   ACCRUED LIABILITIES
     -------------------
                                       July 1,         December 31,
                                        1995              1994
                                     ----------        ------------
     Operating Expenses              $  766,000        $  968,000
     Taxes, other than income taxes     559,000           888,000
     Leasehold additions                151,000           295,000
     Other                              686,000           709,000
                                     -----------       -----------
                                     $2,162,000        $2,860,000
                                     -----------       -----------

5.   BANK DEBT
     ----------

     The Company's current Revolving Credit Facility may be used for either working capital or for letters of credit and will expire on January 31, 1997. Pursuant to the Revolving Credit Facility, $7,500,000 is available from February 1, 1994 until expiration at January 31, 1997. The amounts outstanding thereunder bear interest at a maximum per annum rate up to 1.00% above the bank's prime rate. The agreement contains selected financial and other covenants including covenants to maintain a minimum current ratio, a maximum debt to equity and total equity ratio, a maximum capital expenditure covenant, a minimum earnings to bank interest coverage ratio and certain restrictions on the repayment of principal amounts due to related parties. The agreement prohibits the payment of any dividends on the Company's common stock. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables.
     The outstanding balances on the line of credit at July 1, 1995 and December 31, 1994 were $5,550,000 and $1,650,000, respectively. The related party debt is subordinated to the bank debt and therefore will not be paid prior to expiration of the bank line of credit.


6.   INDEBTEDNESS TO RELATED PARTY
     -----------------------------

     As of July 1, 1995 and December 31, 1994 the Company had outstanding, (i) a $250,000 long-term loan from a major stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 1997; and (ii) a $1,750,000 loan made by the same stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 1997. Interest on both notes accrue at 7% per year through January 31, 1997.

     In December 1994, the Company loaned a total of $913,000 to several executive officers of the Company. The loans, which are payable upon demand, are evidenced by secured promissory notes, which bear interest at the rate of 9% per annum.



7.   INCOME TAXES
     ------------

     Effective January 3, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). In accordance with this statement, the Company recognized deferred tax assets of $5,333,000, less a valuation allowance of $4,216,000, thereby creating a net deferred tax asset of $1,117,000, which reflected the cumulative effect of the accounting change for the benefit expected to be realized from the utilization of net operating loss carryforwards ("NOL'S") and deductible temporary differences.

     At December 31, 1994 and July 1, 1995, the Company had net operating loss carryforwards of $4,275,000 and $2,314,000, respectively, for federal income tax reporting purposes. The net operating loss carryforwards expire at various dates through 2007. The tax benefit created by stock option exercises will be reflected in additional paid-in-capital when realized. In December 1994, April 1995 and July 1995, the Company realized for financial reporting purposes $512,000, $318,000 and $400,000, respectively, of income tax benefits from stock option exercises. The Company had available at December 31, 1994 approximately $207,000 of alternative minimum tax carryforwards for tax reporting purposes only. At December 31, 1994 and July 1, 1995, the Company's deferred tax assets were $3,503,000 and $2,578,000, respectively, also, there was no deferred tax liability. The major components of the Company's net deferred taxes at July 1, 1995 and December 31, 1994 are as follows:

                                                    July 1,     December 31,
                                                     1995          1994
                                                  ----------    ------------
Net operating loss carryforwards ("NOL'S") and
 alternative minimum tax carryforwards..........  $  539,000    $  539,000
NOL'S resulting from stock option exercises.....     846,000     1,827,000
Deferred rent...................................     664,000       621,000
Inventory cost capitalization...................     312,000       315,000
Other...........................................     217,000       201,000
                                                  ----------    -------------
                                                   2,578,000     3,503,000
Less: Valuation allowance.......................  (  865,000)   (1,831,000)
                                                  ----------    -------------
                                                  $1,713,000    $1,672,000
                                                  ==========    =============
Statement No. 109 requires that the net operating loss carryforwards and other deductible temporary differences be recorded as an asset to the extent that management assesses the utilization of such carryforwards and the realization of the deductible temporary differences to be more likely than not. The Company recorded a valuation allowance against the deferred tax asset based on the Company's history of prior operating earnings and its expectations for the future, whether the operating income of the Company will more likely than not be sufficient to fully utilize the carryforwards and the realization of the benefit related to the deductible temporary differences prior to their ultimate expiration before 2007. During the fourth quarter of Fiscal 1993 and during 1994 and 1995, the Company reversed portions of the valuation allowance on the strength of the Company's operating results which increased the probability the net operating loss carryforwards will be realized.


8.   CONTINGENCIES
     --------------

     The Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters is not presently expected to have a material adverse effect upon the Company's financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary need for capital is to finance new store
merchandise inventories, as well as the construction of new stores.   During
the twenty-six weeks ended July 1, 1995, the Company utilized a portion of its existing bank credit facilities by increased bank borrowings ($3,900,000) to finance inventory purchases ($773,000), and the Company's new store expansion and remodeling program. Cash used by operations was $805,000 versus $755,000, in 1995 and 1994, respectively.

     The Company plans to open a total of approximately twenty-four new stores during 1995. Eleven new stores have opened prior to June and the remaining stores are expected to be opened during the balance of 1995. After deducting construction allowances paid to the Company by its landlords, the Company has spent $2,995,000 through July 1, 1995 and expects to spend an additional $2,500,000 in 1995 for both new store and existing store construction and remodeling. The Company anticipates that it will finance new store construction and remodeling in 1995 primarily by cash flow from operations and its existing credit facilities.

     Bank debt rose by $3,900,000, as the Company paid for inventory, new fixed assets and liabilities accrued at year-end. Inventories increased $773,000, principally due to the addition of eleven new stores in 1995. Property and equipment increased $2,995,000, primarily due to the above mentioned new store expansion and store remodeling. Accounts payable decreased $3,046,000, primarily due to payment of inventory purchases accrued at year-end 1994. Accrued liabilities decreased $742,000 primarily due to the payment of accrued year-end expenses. The Company believes that given the sources of credit discussed above, its financial resources will be sufficient to meet anticipated requirements.

RESULTS OF OPERATIONS
----------------------

     The Company's results of operations for the twenty-six and thirteen week periods ended July 1, 1995 declined as compared to the same periods in 1994. The increase in sales and related increases in gross profits did not offset the increase in operating expenses for the current periods, as compared to 1994.

     Certain financial data concerning the Company's results of operations for the twenty-six and thirteen week periods ended July 1, 1995 and July 2, 1994, expressed as a percentage of net sales, are as follows:

                              Twenty-six Weeks Ended      Thirteen Weeks Ended
                                July 1,      July 2,       July 1,     July 2,
                                 1995         1994          1995        1994
                               ---------    --------       -------     -------
Sales                            100.0%      100.0%        100.0%      100.0%
Cost of sales, including
 occupancy and buying expenses    65.8%       64.6%         66.6%       65.0%
Selling, general and
 administrative expenses          30.6%       30.1%         29.6%       28.2%
Operating income                   3.6%        5.3%          3.8%        6.8%
Interest expense                    .4%         .2%           .5%         .2%
Income tax provision (benefit)     1.1          --           1.2          --
Net income                         2.0%        5.1%          2.1%        6.6%


Sales
------

     Net sales increased $9,020,000 or 18.9% and $3,749,000 or 13.8%
respectively, during the twenty-six and thirteen week periods ended July 1, 1995 versus the comparable periods in 1994. The increases were partially due to same store sales which increased 2.8% as compared to the comparable twenty-six week period in 1994 and to the greater number of stores open during the 1995 periods. Comparable store sales decreased 2.2% for the thirteen week period in 1995, as compared to the comparable period in 1994.

     Historically, sales at new stores do not achieve the same levels as existing, established stores. New stores generally begin to perform as well as existing stores during their second and third year of operation. Sales on a weighted average basis for the twenty-six and thirteen week periods ended July 1, 1995 and July 2, 1994, were as follows:

                             Twenty-six Weeks Ended     Thirteen Weeks Ended
                             ----------------------     --------------------
                               July 1,      July 2,      July 1,     July 2,
                                1995         1994         1995        1994
                            -----------   -----------   -----------  ----------
Sales                       $56,832,000   $47,812,000  $30,822,000  $27,073,000

Weighted Average Stores
 Open During Period               134.3         112.3        138.3        115.2

Net Sales Per Weighted
 Average Number of Stores   $   423,000   $   426,000  $   223,000  $   235,000

Net Weighted Average Sales
 per Square Foot            $    206.00   $    208.00   $   110.00  $    115.00

Stores Open at End
 of Period                          139           118          139          118

Costs and expenses
------------------

     Cost of sales, including occupancy and buying costs, increased $6,533,000 or 21.2% for the twenty-six weeks ended July 1, 1995 versus the similar period in 1994. The increase was primarily due to the increase in sales and the related cost of merchandise for those sales, as well as a $1,443,000 increase in occupancy expenses primarily due to the additional stores in operation during 1995 versus 1994. As a percentage of sales, cost of sales, including occupancy expenses, increased 1.2%, (65.8% versus 64.6%) for the twenty-six week period ended July 1, 1995 versus the comparable period in 1994. The increase was primarily due to higher markdowns in 1995, both in dollars and as a percent of sales. The Company takes markdowns for several reasons such as; changes in customer preference, seasonal adaptation, changes in style or if it is determined merchandise in stock will not sell at its currently marked price. Higher markdowns were taken in the current period in 1995, primarily due to market conditions, primarily due to the general slowdown in retail apparel expenditures by U.S. consumers.

     Cost of sales, including occupancy and buying costs, increased $2,920,000 or 16.6% for the thirteen weeks ended July 1, 1995 versus the similar 1994 period. The increase was primarily due to the increase in sales and the related cost of the merchandise for those sales, and a $698,000 increase in occupancy expenses due to the additional stores in operation during 1995 versus 1994. As a percentage of sales, cost of sales, including occupancy and buying expenses, increased 1.6% (66.6% versus 65.0%) for the thirteen weeks ended July 1, 1995 versus the comparable period in 1994. The increase was primarily due to higher occupancy costs, both in dollars and as a percent of sales, versus the comparable period in 1994, as well as slightly higher markdowns in 1995, as compared to the 1994 period. Higher markdowns were taken in the current period in 1995, primarily due to market conditions, primarily due to the general slowdown in retail apparel expenditures by U.S. consumers.


Selling, general and administrative expenses
--------------------------------------------

     Selling, general and administrative expenses increased $3,016,000 or 21.0% during the twenty-six week period ended July 1, 1995 versus the comparable period in 1994. The increase was primarily due to greater payroll and payroll taxes ($2,072,000), credit card fees ($132,000), travel($146,000), depreciation ($285,000) and licenses and taxes ($102,000). As a percentage of sales these expenses increased
 .5% (30.6% versus 30.1%) for the twenty-six weeks ended July 1, 1995 versus the similar 1994 period. The increase was due primarily to the decreases in comparable store sales experienced in the current thirteen week period.

     Selling, general and administrative expenses increased $1,513,000 or 19.9% during the thirteen weeks ended July 1, 1995 versus the comparable period in 1994. The increase was due to greater payroll and payroll taxes ($1,108,000), insurance ($79,000), credit card fees ($88,000), travel ($119,000) and depreciation ($133,000). As a percentage of sales these expenses increased 1.4% (29.6% versus 28.2%) for the thirteen weeks ended July 1, 1995 versus the similar 1994 period. The increase was due primarily to the 2.2% decrease in comparable store sales experienced in the current thirteen week period.

Interest Expense
-----------------

     Interest expense increased $135,000 (113.4%) and $94,000 (159.3%), respectively, for the twenty-six and thirteen week periods ended July 1, 1995 versus the comparable period in 1994, primarily due to higher average borrowing levels in 1995, caused by the retirement of preferred stock ($2,695,000) in December 1994. Increased interest expense was also due to higher average borrowing rates in 1995, as compared to 1994.

Income Taxes
--------------

     Income tax expense increased to $647,000 and $366,000 for the twenty-six and thirteen week periods ended July 1, 1995, due to the realization of all prior net operating loss carryforwards in 1994. In 1995, the Company's effective tax rate is 37.0%. In 1994, the Company was still able to realize net operating loss carryforwards and as a result reversed $900,000 and $250,000 of valuation allowances for the twenty-six and thirteen week periods. This resulted in the Company having no income tax expenses in 1994. The only major remaining deferred tax assets in 1995 are attributable to stock options and are realized in paid-in capital. As a result, $718,000 and $400,000 were realized during the twenty-six and thirteen week periods in 1995.




PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The annual meeting of shareholders of the Company was held on June 13, 1995.

          (b) All members of the current Board of Directors were re-elected as such for the next ensuing year. The names of each re-elected Director are: Andrew M. Saul, Joseph E. Saul, Morton J. Schrader, Mark E. Goldberg, Michael A. Warner, Thomas E. Reinckens and Roy C. Smith.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     11.1 Calculation of primary and fully diluted earnings per common share.

(b)  Reports on Form 8-K

          NONE

                              Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CACHE, INC.
                                      (Registrant)




August 14, 1995                BY:  /s/ Thomas E. Reinckens
                                    Thomas E. Reinckens
                                    On behalf of Cache, Inc.
                                    and in his capacity as
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                     Principal Accounting Officer)


                                	EXHIBIT 11.1
       	CALCULATION OF PRIMARY AND FULLY DILUTED EARNINGS PER COMMON SHARE
                      (In thousands except per share data)

                                                     TWENTY-SIX                               THIRTEEN
                                                     WEEKS ENDED                            WEEKS ENDED
                                                 ---------------------                    ------------------
                                                   July 1,            July 2,	          July 1,        July 2,
                                                    1995                1994              1995            1994
                                                --------------     ---------------    -----------     ------------
EARNINGS
Net Income Applicable
     to Common Stockholders                      $1,124,000         $2,376,000         $  643,000        $1,750,000
                                                ==============     ============        ===========     ============

PRIMARY SHARES
Weighted Average Number of
    Common Shares Outstanding                     9,091,000          8,252,000          9,091,000         8,252,000

Assuming Conversion of
     Outstanding Stock Options
     and Stock Warrants                              ---               760,000             ---              760,000

Less Assumed Repurchase
     of Common Stock Pursuant
     to the Treasury Stock Method                    ---              (193,000)           ---              (193,000)
                                               --------------      -------------       -----------     -------------
Weighted Average Number of
    Common Shares Outstanding
    As Adjusted                                   9,091,000          8,819,000          9,091,000         8,819,000
                                               ==============      =============       ============     =============

Primary Earnings Per Share                         $0.12                 $0.27              $0.07            $0.20
                                               ==============      =============       ============      =============

FULLY DILUTED EARNINGS PER SHARE
--------------------------------
Weighted Average Number of
    Common Shares Outstanding	                   9,091,000          8,252,000           9,091,000        8,252,000

Assuming Conversion of
     Outstanding Stock Options
     and Stock Warrants                               ---               760,000               ---            760,000

Less Assumed Repurchase
     of Common Stock Pursuant
     to the Treasury Stock Method                     ---              (193,000)               ---          (193,000)
                                               ---------------      ------------         -----------      -------------
Weighted Average Number of
    Common Shares Outstanding
    As Adjusted                                    9,091,000          8,819,000           9,091,000        8,819,000
                                               ===============      =============        ============     =============
Fully Diluted Earnings Per Share                    $0.12                $0.27               $0.07           $0.20
                                               ===============      =============        ============     =============

