Form 10-Q/A
period 1995-07-01
CACHE INC
filed 1995-09-26
CIK 350199

FORM 10-Q/A

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

                          YES [X]     NO


             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,091,338
Class of Stock Outstanding       Outstanding at September 26, 1995

                           Page 1 of 5
                  Index Appears on Page 4 of 5

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     27.1      Financial Data Schedule

(b)  Reports on Form 8-K

          NONE

                            Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CACHE, INC.
                                      (Registrant)




September 26, 1995             BY:  /s/ Thomas E. Reinckens
                                        Thomas E. Reinckens
                                    On behalf of Cache, Inc.
                                    and in his capacity as
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                     Principal Accounting Officer)

                        INDEX OF EXHIBITS


Exhibit            DESCRIPTION                                PAGE

27.1               Financial Data Schedule of Cache Inc.        5
                   for the Quarter Ended July 1, 1995