Form 10-Q
period 1995-09-30
CACHE INC
filed 1995-11-08
CIK 350199

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1995

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

                          YES [X]     NO



             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,091,338
Class of Stock Outstanding       Outstanding at November 8, 1995

                  CACHE, INC. AND SUBSIDIARIES
                              INDEX



                                                              PAGE

CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS, SEPTEMBER 30, 1995
           AND DECEMBER 31, 1994                                3


STATEMENTS OF OPERATIONS
   THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1995
           AND OCTOBER 1, 1994                                  4
   THIRTEEN WEEKS ENDED SEPTEMBER 30, 1995
           AND OCTOBER 1, 1994                                  5

STATEMENTS OF CASH FLOWS
   THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1995
           AND OCTOBER 1, 1994                                  6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          7-9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                      10-13


OTHER INFORMATION:
   EXHIBIT INDEX AND REPORTS ON FORM 8-K                       13
   SIGNATURES                                                  14



                                     CACHE, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)

                                                               September 30,            December 31,
                                                                  1995                      1994
                                                               --------------           -------------
  ASSETS
  Current assets:
          Cash and equivalents                                 $   690,000               $    814,000
          Receivables                                            1,718,000                  1,481,000
          Notes receivable from related parties                    250,000                    913,000
          Inventories                                           16,609,000                 14,935,000
          Deferred income taxes                                  2,437,000                  1,677,000
          Prepaid expenses                                         349,000                    583,000
                                                               -------------              --------------
                        Total current assets                    22,053,000                 20,403,000


  Property and equipment, net                                   16,664,000                 14,172,000
  Other assets                                                     190,000                    195,000
                                                              -------------              ---------------
                                                               $38,907,000               $ 34,770,000
                                                              =============              ===============

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
          Accounts payable                                   $   9,272,000              $   9,333,000
          Accrued compensation                                   1,148,000                    644,000
          Accrued liabilities                                    2,605,000                  2,860,000
                                                             --------------             --------------
                        Total current liabilities               13,025,000                 12,837,000

  Long-term bank debt                                            4,100,000                  1,650,000
  Subordinated indebtedness to related party                     2,000,000                  2,000,000
  Other liabilities                                              1,987,000                  1,853,000

  Commitments and contingencies


  STOCKHOLDERS' EQUITY

         Common stock, par value $.01; authorized,20,000,000
          shares; issued and outstanding 9,091,338 shares
          at September 30, 1995 and  December 31, 1994              91,000                     91,000
         Additional paid-in capital                             18,994,000                 18,276,000
         Accumulated deficit                                    (1,290,000)                (1,937,000)
                                                             --------------             ---------------
                        Total stockholders' equity              17,795,000                 16,430,000
                                                             --------------             ---------------
                                                             $  38,907,000              $  34,770,000
                                                             ==============             ===============




  The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.



                                              CACHE, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                            FOR THE THIRTY-NINE WEEKS ENDED
                                                      (Unaudited)

                                                         September 30,                  October 1,
                                                             1995                           1994
                                                        ---------------              ---------------
  Net sales                                              $  84,000,000                $  73,255,000
                                                        ---------------              ---------------

  Costs and expenses
      Cost of sales, including occupancy and buying costs   56,096,000                   47,924,000
      Selling, general and administrative expenses          26,485,000                   22,002,000
                                                         --------------              ---------------
                                                            82,581,000                   69,926,000
                                                         --------------              ---------------

  Operating income                                           1,419,000                    3,329,000

  Interest expense
     Related party                                             105,000                      105,000
     Other                                                     305,000                       87,000
                                                         --------------              ---------------
                                                               410,000                      192,000
                                                         --------------              ---------------

  Income before income taxes                                 1,009,000                    3,137,000

  Income tax provision                                         362,000                       18,000
                                                         --------------              ---------------

  Net income                                             $     647,000                $   3,119,000
                                                         ==============              ===============



  Net income per share                                           $.07                         $.34
                                                         ==============              ===============



  Weighted average number of shares and
     share equivalents outstanding                           9,091,000                    8,802,000
                                                         ==============              ================





  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                             CACHE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THIRTEEN WEEKS ENDED
                                    (Unaudited)


                                                         September 30,                October 1,
                                                             1995                       1994
                                                        ---------------            ---------------
  Net sales                                             $   27,168,000             $   25,443,000
                                                        ---------------            ---------------

  Costs and expenses
      Cost of sales, including occupancy and buying costs   18,693,000                 17,054,000
      Selling, general and administrative expenses           9,081,000                  7,614,000
                                                        ---------------            ---------------
                                                            27,774,000                 24,668,000
                                                        ---------------            ---------------

  Operating income (loss)                                     (606,000)                   775,000

  Interest expense
     Related party                                              35,000                     35,000
     Other                                                     121,000                     38,000
                                                        ---------------            ---------------
                                                               156,000                     73,000
                                                        ---------------            ---------------

  Income (loss) before income taxes                           (762,000)                   702,000

  Income tax provision (benefit)                              (285,000)                    33,000
                                                        ---------------            ---------------

  Net income (loss)                                    $      (477,000)            $      669,000
                                                        ===============            ===============


  Net income (loss) per share                                    ($.05)                      $.07
                                                        ===============            ===============


 Weighted average number of shares and
     share equivalents outstanding                           9,091,000                  8,802,000
                                                        ===============            ===============






  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                                              CACHE, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE THIRTY-NINE WEEKS ENDED
                                                     (Unaudited)

                                                                   September 30,               October 1,
                                                                       1995                       1994
                                                                   --------------             --------------

  CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                         $    647,000              $   3,119,000
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                   2,137,000                  1,701,000
        Deferred income taxes                                             (42,000)                  (225,000)
        Accrual of future rent escalations                                164,000                    194,000

    Change in assets and liabilities:
  (Increase) decrease in receivables                                     (237,000)                    23,000
  (Increase) decrease in notes receivable from related parties            663,000                       ---
  (Increase) decrease in inventories                                   (1,674,000)                (3,759,000)
  (Increase) decrease in prepaid expenses                                 234,000                   (142,000)
   Increase (decrease) in accounts payable                                (61,000)                   753,000
   Increase (decrease) in accrued liabilities
      and accrued compensation                                            249,000                   (265,000)
                                                                       ------------               ------------

     Total changes in assets and liabilities                             (826,000)                (3,390,000)
                                                                       ------------               ------------

  Net cash provided by operating activities                             2,080,000                  1,399,000
                                                                       ------------               ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from property and equipment disposals                        22,000                    294,000
     Payments for property and equipment                               (4,647,000)                (3,162,000)
                                                                      -------------              --------------
  Net cash used in investing activities                                (4,625,000)                (2,868,000)
                                                                      -------------              --------------

  CASH FLOWS FROM FINANCING ACTIVITIES:

     Long-term bank debt additional borrowings                         61,500,000                 32,450,000
     Long-term bank debt principal repayments                         (59,050,000)               (32,250,000)
     Proceeds from issuance of Common Stock                               ---                        500,000
     Other, net                                                           (29,000)                   (22,000)
                                                                      -------------              --------------
  Net cash provided by financing activities                             2,421,000                    678,000
                                                                      -------------              --------------

  Net increase (decrease) in cash                                        (124,000)                  (791,000)
  Cash at beginning of period                                            814,000                   1,288,000
                                                                      -------------              --------------
  Cash at end of period                                             $    690,000                 $   497,000
                                                                      =============              ==============



  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CACHE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring to present fairly the financial position of the Company at September 30, 1995 and December 31, 1994, and the results of operations for the thirty-nine and thirteen week periods ended September 30, 1995 and October 1, 1994 and consolidated statements of cash flows for the thirty-nine weeks then ended.

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


2.   NET INCOME OR LOSS PER SHARE
     -----------------------------

     Net income or loss per share has been computed based on the weighted average number of shares of common stock outstanding for the thirty-nine and thirteen weeks ended September 30, 1995 and October 1, 1994.

     The approximate number of shares used in the computations of income per common share were 9,091,000 and 8,802,000, for the thirty-nine week and thirteen week periods ended September 30, 1995 and October 1, 1994, respectively.


3.   PROPERTY AND EQUIPMENT
     ----------------------

                                     September 30,     December 31,
                                         1995              1994
                                     -------------     ------------

     Leasehold improvements          $16,338,000       $15,567,000
     Furniture, fixtures and
       equipment                      12,830,000         9,348,000
                                     -------------     ------------
                                      29,168,000        24,915,000
     Less: accumulated depreciation
       and amortization               12,504,000        10,743,000
                                     -------------     ------------
                                     $16,664,000       $14,172,000
                                     =============     ============

4.   ACCRUED LIABILITIES
                                     September 30,     December 31,
                                         1995              1994
                                     ==============    ============

     Operating Expenses               $  832,000        $  968,000
     Taxes, other than income taxes      631,000           888,000
     Leasehold additions                 459,000           295,000
     Other                               683,000           709,000
                                     -------------     ------------
                                      $2,605,000        $2,860,000
                                     =============     ============

5.   BANK DEBT
     ----------

     The Company's current Revolving Credit Facility may be used for either working capital or for letters of credit and will expire on January 31, 1997. Pursuant to the amended Revolving Credit Facility, $8,500,000 is available from August 10, 1995 until expiration at January 31, 1997. The amounts outstanding thereunder bear interest at a maximum per annum rate up to 1.00% above the bank's prime rate. The agreement contains selected financial and other covenants including covenants to maintain a minimum current ratio, a maximum debt to equity and total equity ratio, a maximum capital expenditure covenant, a minimum earnings to bank interest coverage ratio and certain restrictions on the repayment of principal amounts due to related parties. The agreement prohibits the payment of any dividends on the Company's common stock. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables.
     The outstanding balances on the line of credit at September 30, 1995 and December 31, 1994 were $4,100,000 and $1,650,000, respectively. The related party debt is subordinated to the bank debt and therefore will not be paid prior to expiration of the bank line of credit.


6.   INDEBTEDNESS TO RELATED PARTY
     -----------------------------

     As of September 30, 1995 and December 31, 1994 the Company had outstanding, (i) a $250,000 long-term loan from a major stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 1997; and (ii) a $1,750,000 loan made by the same stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 1997. Interest on both notes accrue at 7% per year through January 31, 1997.

     In December 1994, the Company loaned a total of $913,000 to several executive officers of the Company. The loans, which are payable upon demand, are evidenced by secured promissory notes, which bear interest at the rate of 9% per annum. In September 1995, two executive officers repaid a total of $663,000 to the Company, $250,000 remains outstanding at September 30, 1995.


7.   INCOME TAXES
     -------------

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

     At December 31, 1994 and September 30, 1995, the Company had net operating loss carryforwards of $4,275,000 and $3,037,000, respectively, for federal income tax reporting purposes. The net operating loss carryforwards expire at various dates through 2007. The tax benefit created by stock option exercises is reflected in additional paid-in capital as realized. In December 1994, April 1995 and July 1995, the Company realized for financial reporting purposes $512,000, $318,000 and $400,000, respectively, of income tax benefits from stock option exercises. The Company had available at December 31, 1994 approximately $207,000 of alternative minimum tax carryforwards for tax reporting purposes only. At December 31, 1994 and September 30, 1995, the Company's deferred tax assets were $3,503,000 and $2,790,000, respectively, also, there was no deferred tax liability. The major components of the Company's net deferred taxes at September 30, 1995 and December 31, 1994 are as follows:

                                                  September 30, December 31,
                                                     1995          1994
                                                   ------------ ------------

Net operating loss carryforwards ("NOL'S") and
 alternative minimum tax carryforwards..........  $  484,000    $  539,000
NOL'S resulting from stock option exercises.....   1,112,000     1,827,000
Deferred rent...................................     658,000       621,000
Inventory cost capitalization...................     330,000       315,000
Other...........................................     206,000       201,000
                                                  -----------   -----------
                                                   2,790,000     3,503,000
Less: Valuation allowance.......................  (  670,000)   (1,831,000)
                                                  -----------   -----------
                                                  $2,120,000    $1,672,000
                                                  ===========   ===========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

     The Company's primary need for capital is to finance new store merchandise inventories, as well as the construction of new stores. During the thirty-nine weeks ended September 30, 1995, the Company generated $2,080,000 in cash from operating activities. The Company utilized a portion of its existing bank credit facilities by increased bank borrowings ($2,450,000) to finance inventory purchases ($1,674,000), and the Company's new store expansion and remodeling program.

     The Company plans to open a total of approximately twenty-four new stores during 1995. Twenty-two new stores have already opened and the remaining two stores are expected to be opened during November 1995. After deducting construction allowances paid to the Company by its landlords, the Company has spent $4,647,000 through September 30, 1995 and expects to spend an additional $1,000,000 in 1995 for both new store and existing store construction and remodeling. The Company anticipates that it will finance new store construction and remodeling in 1995 primarily by cash flow from operations and its existing credit facilities.

     Bank debt rose by $2,450,000, as the Company paid for inventory, new fixed assets and liabilities accrued at year-end. Inventories increased $1,674,000, principally due to the addition of twenty-two new stores in 1995. Property and equipment increased $4,647,000, primarily due to the above mentioned new store expansion and store remodeling. Notes receivable decreased $663,000 due to the repayment of loans made to several executive officers in December 1994 (See footnote 6). The Company believes that given the sources of credit discussed above, its financial resources will be sufficient to meet anticipated requirements.




RESULTS OF OPERATIONS
----------------------

     The Company's results of operations for the thirteen and thirty-nine week periods ended September 30, 1995 declined as compared to the same period in 1994. The increase in sales and related increases in gross profits did not offset the increase in operating expenses for the thirteen and thirty-nine week periods, as compared to 1994.

     Certain financial data concerning the Company's results of operations for the thirty-nine and thirteen week periods ended September 30, 1995 and October 1, 1994 expressed as a percentage of net sales, are as follows:


                               Thirty-nine Weeks Ended     Thirteen Weeks Ended
                               -----------------------    --------------------
                               Sept. 30,     Oct. 1,      Sept. 30,    Oct. 1,
                                 1995         1994          1995        1994
                               ---------    ----------    ---------    --------

Sales                            100.0%      100.0%        100.0%      100.0%
Cost of sales, including
 occupancy and buying expenses    66.8%       65.4%         68.8%       67.0%
Selling, general and
 administrative expenses          31.5%       30.0%         33.4%       30.0%
Operating income (loss)            1.7%        4.5%         (2.2%)       3.0%
Interest expense                    .5%         .2%           .6%         .3%
Pre-tax income (loss)              1.2%        4.3%         (2.8%)       2.7%
Income taxes (benefit)              .4%         --          (1.0%)        .1%
Net income (loss)                   .8%        4.3%         (1.8%)       2.6%


Sales
-----

     Net sales increased $10,745,000 or 14.7% and $1,725,000 or 6.8%
respectively, during the thirty-nine and thirteen week periods ended September 30, 1995 versus the comparable periods in 1994. The increases were primarily due to the greater number of stores open during the 1995 periods. Same store sales (sales for stores open at least one year or more) decreased 6% as compared to the comparable thirteen week period in 1994 and was flat as compared to the comparable thirty-nine week period in 1994.

     Historically, sales at new stores do not achieve the same levels as existing, established stores. New stores generally begin to perform as well as existing stores during their second and third year of operation. Sales on a weighted average basis for the thirty-nine and thirteen week periods ended September 30, 1995 and October 1, 1994 were as follows:


                            Thirty-nine Weeks Ended    Thirteen Weeks Ended
                            -----------------------    ---------------------
                             Sept. 30,    Oct. 1,      Sept. 30,    Oct. 1,
                               1995        1994          1995        1994
                            -----------  -----------  -----------  -----------

Sales                       $84,000,000  $73,255,000  $27,168,000  $25,443,000

Weighted Average Stores
 Open During Period               136.9        114.7        142.3        119.5

Net Sales Per Weighted
 Average Number of Stores    $  613,000   $  639,000    $  191,000  $  213,000

Net Weighted Average Sales
 per Square Foot            $    296.00   $   311.00    $    92.00  $   108.00

Stores Open at End
 of Period                          147          122           147         122

Costs and expenses
-------------------

     Cost of sales, including occupancy and buying costs, increased $8,172,000 or 17.1% for the thirty-nine weeks ended September 30, 1995 versus the similar period in 1994. The increase was primarily due to the increase in sales and the related cost of merchandise for those sales, as well as a $2,087,000 increase in occupancy expenses primarily due to the additional stores in operation during 1995 versus 1994. As a percentage of sales, cost of sales, including occupancy expenses, increased 1.4%, (66.8% versus 65.4%) for the thirty-nine week period ended September 30, 1995 versus the comparable period in 1994. The increase was primarily due to higher occupancy costs, both in dollars and as a percent of sales, versus the comparable period in 1994. Markdowns, as a percentage of sales, decreased slightly in 1995 as compared to the 1994 period. The Company takes markdowns for several reasons such as; changes in customer preference, seasonal adaptation, changes in style or if it is determined merchandise in stock will not sell at its currently marked price.

     Cost of sales, including occupancy and buying costs, increased $1,639,000 or 9.6% for the thirteen weeks ended September 30, 1995 versus the similar 1994 period. The increase was primarily due to the increase in sales and the related cost of the merchandise for those sales, and a $644,000 increase in occupancy expenses due to the additional stores in operation during 1995 versus 1994. As a percentage of sales, cost of sales, including occupancy and buying expenses, increased 1.8% (68.8% versus 67.0%) for the thirteen weeks ended September 30, 1995 versus the comparable period in 1994. The increase was primarily due to higher occupancy costs, both in dollars and as a percent of sales, versus the comparable period in 1994 and was partially offset by a reduction in markdowns for the thirteen weeks ended September 30, 1995, which decreased slightly as compared to the 1994 period.

Selling, general and administrative expenses
--------------------------------------------

     Selling, general and administrative expenses increased $4,483,000 or 20.4% during the thirty-nine week period ended September 30, 1995, versus the comparable period in 1994. The increase was primarily due to greater payroll and payroll taxes ($3,110,000), credit card fees ($165,000), travel($117,000), depreciation ($435,000) and licenses and taxes ($182,000). As a percentage of sales these expenses increased 1.5% (31.5% versus 30.0%) for the thirty-nine weeks ended September 30, 1995 versus the similar 1994 period. The increase, as a percent of sales, was due primarily to flat comparable store sales experienced in the current thirty-nine week period.

     Selling, general and administrative expenses increased $1,467,000 or 19.3% during the thirteen weeks ended September 30, 1995 versus the comparable period in 1994. The increase was due to greater payroll and payroll taxes ($1,038,000), credit card fees ($33,000), travel ($29,000) and depreciation ($150,000). As a percentage of sales these expenses increased 3.4% (33.4% versus 30.0%) for the thirteen weeks ended September 30, 1995 versus the similar 1994 period. The increase, as a percent of sales, was due primarily to the decrease in comparable store sales experienced in the current thirteen week period. In addition, the Company recorded a $100,000 one time charge related to the resignation of two officers.

Interest Expense
-----------------

     Interest expense increased $218,000 (113.5%) and $83,000 (113.7%), respectively, for the thirty-nine and thirteen week periods ended September 30, 1995 versus the comparable period in 1994, primarily due to higher average borrowing levels in 1995, caused by the retirement of preferred stock ($2,695,000) in December 1994. Increased interest expense was also due to higher average borrowing rates in 1995, as compared to 1994.

Income Taxes
-------------

     Income tax expense increased to $362,000 for the thirty-nine week period ended September 30, 1995, due to the realization of all prior net operating loss carryforwards in 1994. An income tax benefit of $285,000 was recorded for the thirteen week period ended September 30, 1995, as compared to an income tax provision of $33,000 in 1994, which was primarily due to state tax accruals and federal alternative minimum tax provisions. In 1995, the Company's effective tax rate is approximately 37.0%. In 1994, the Company was still able to realize net operating loss carryforwards and as a result reversed $1,150,000 and $250,000 of valuation allowances for the thirty-nine and thirteen week periods. This resulted in the Company having no income tax expenses in 1994. The only major remaining deferred tax assets in 1995 are attributable to stock options and are realized in paid-in capital. As a result, $718,000 and $ 0 were realized during the thirty-nine and thirteen week periods in 1995.




PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     11.1 Calculation of primary and fully diluted earnings per common share.

(b)  Reports on Form 8-K

          Form 8-K dated September 13, 1995 was filed, regarding the Company's press release announcing the resignation of Mr. Michael A. Warner from his positions as President, General Merchandise Manager and member of the Company's Board of Directors, effective on September 13, 1995. Concurrently, Cache's Board of Directors promoted Ms. Mae Soo Hoo, a vice president of Cache to Executive Vice President - General Merchandise Manager; promoted Mr. Thomas E. Reinckens, a vice president and the chief financial officer of Cache, to Executive Vice and Chief Financial Officer and appointed Ms. Soo Hoo to the Board of Directors. No new President has been named.

                              Signature
                              ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CACHE, INC.
                                      (Registrant)




November 8, 1995               BY:  /s/ Thomas E. Reinckens
                                    -------------------------
                                    Thomas E. Reinckens
                                    On behalf of Cache, Inc.
                                    and in his capacity as
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                     Principal Accounting Officer)



         EXHIBIT 11.1
  CALCULATION OF PRIMARY AND FULLY DILUTED EARNINGS PER COMMON SHARE

  (In thousands except per share data)

                                                  THIRTY-NINE                              THIRTEEN
                                                  WEEKS ENDED                             WEEKS ENDED
                                           --------------------------------       -------------------------------
                                           September 30,       October 1,          September 30,        October 1,
                                                1995             1994                 1995               1994
                                           ---------------    --------------       ---------------    ---------------
  EARNINGS
  ---------
  Net Income (Loss) Applicable
       to Common Stockholders              $       647,000    $  3,008,000          $    (477,000)    $    632,000
                                           ===============    ===============       ===============   ================

  PRIMARY SHARES
  Weighted Average Number of
      Common Shares Outstanding                  9,091,000       8,263,000              9,091,000        8,296,000

  Assuming Conversion of
       Outstanding Stock Options                    ---            749,000                 ---             716,000

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method                 ---           (210,000)               ---             (210,000)
                                           ----------------   ----------------     ---------------    ----------------

  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                                9,091,000       8,802,000              9,091,000        8,802,000
                                           ================   ================     ===============    ================

  Primary Earnings (Loss) Per Share                  $0.07           $0.34                 ($0.05)           $0.07
                                           ================   ================     ===============    =================


  FULLY DILUTED EARNINGS PER SHARE
  Weighted Average Number of
      Common Shares Outstanding                  9,091,000       8,263,000              9,091,000        8,296,000

  Assuming Conversion of
       Outstanding Stock Options                   ---             749,000                 ---             716,000

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method                ---            (210,000)               ---             (210,000)
                                            ----------------  ----------------     ---------------     --------------

  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                                9,091,000       8,802,000              9,091,000        8,802,000
                                            ================  ================     ===============      ==============


  Fully Diluted Earnings (Loss) Per Share             $0.07           $0.34                ($0.05)          $0.07
                                            ================  ================     ===============      ===============

