Form 10-K
period 1995-12-30
CACHE INC
filed 1996-03-11
CIK 350199

SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549

				Form 10-K

 [ X ]  Annual Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
For the fiscal year ended                  December 30, 1995
				or

       Transition Report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
For the transition period from               to

		   Commission file number 0-10345

			       Cache, Inc.
	  (Exact name of registrant as specified in its charter)

	    Florida                                  59-1588181
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

	 1460 Broadway, New York, New York             10036
      (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (212) 840-4242

Securities registered pursuant to Section 12(g) of the Act:

		       Common Stock $.01 par value
			     (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

		      Yes  [X]            No

As of February 29, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price in the NASDAQ National Market) was approximately $10.6 million.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

		  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of February 29, 1996, 9,091,338 common shares were outstanding.

		    DOCUMENTS INCORPORATED BY REFERENCE

Certain information included in the Registrant's Proxy Statement to be filed in connection with its 1996 Annual Meeting of Stockholders has been incorporated by reference into PART III (Items 10, 11, 12, and 13) of this report on Form 10-K.

			       CACHE, INC.

			FORM 10-K ANNUAL REPORT

			    DECEMBER 30, 1995

			    TABLE OF CONTENTS



								       Page


				 PART I

Item 1.     Business..............................................      1
Item 2.     Properties............................................      7
Item 3.     Legal Proceedings.....................................      7
Item 4.     Submission of Matters to a Vote of Security
       	    Holders...............................................      8


				 PART II

Item 5.     Market for the Registrant's Common Stock and
       	    Related Stockholder Matters...........................      9
Item 6.     Selected Financial Data...............................      9
Item 7.     Management's Discussion and Analysis of
	           Financial Condition and Results of Operations.........     12
Item 8.     Financial Statements and Supplementary Data...........     17
Item 9.     Changes in and Disagreements with Accountants
       	    on Accounting and Financial Disclosure................     17


				 PART III

Item 10.    Directors and Executive Officers of the Registrant....     18
Item 11.    Executive Compensation................................     18
Item 12.    Security Ownership of Certain Beneficial Owners
       	    and Management........................................     18
Item 13.    Certain Relationships and Related Transactions........     18


				 PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
       	    on Form 8-K...........................................     19

                        				 PART I
			                       	 -------

ITEM 1.  BUSINESS

STATEMENT REGARDING FORWARD LOOKING STATEMENTS
----------------------------------------------
     Except for historical information and current statements contained in this Annual Report on Form 10-K, certain matters discussed herein, including, without limitation, under Part 1, Item 1,"Business-- Merchandising; -- Store Location and Expansion" and Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements that involve risks and uncertainties, including, without limitation, the effect of economic and market conditions and competition, the ability to open new stores and expand into new markets, and risks relating to foreign importing operations, which could cause actual results to differ materially.



GENERAL
--------

     Cache, Inc. (the "Company") owns and operates 150 women's apparel specialty stores (as of February 29, 1996), all of which are operated under the trade name "Cache". The Company specializes in the sale of high fashion women's apparel and accessories in the better to expensive price range focusing on social occasion dressing from informal get-togethers to formal black-tie affairs.

     The Company's stores currently operate in 33 states, as well as in Puerto Rico and the District of Columbia. Stores are concentrated in large metropolitan and suburban areas and are located in the finest shopping malls in the country. The typical store averages 2,000 square feet and sells better sportswear, evening wear and upscale accessories.

     The Company was incorporated in the state of Florida on April 25,
1975.   The Company's principal executive offices are located at 1460
Broadway, New York, New York 10036 and its telephone number is (212) 840-
4242.


MERCHANDISING
--------------

     Cache's merchandise is classified under three major categories: sportswear, dresses and accessories. The sportswear classification is the largest segment of merchandise. It encompasses casual wear, collections and separates. Average sportswear price points range from $50 to $350.
The dress category includes both evening suits and selections available primarily for after five and social occasion dressing. The dress category also includes, to a lesser degree, day dress classifications. Average price points of Cache's dresses range from $150 to approximately $450. Cache accessories focus on key classifications including earrings, belts, hats and handbags. The average price points on accessories range from $60 to $150. Gross margins do not vary significantly between the three major merchandise categories. Sales by category, (as a percent of total sales), have not varied significantly over the past several years. Fully allocated gross income percentages by classification have not varied significantly by year.

     The following table sets forth the percentage of net sales by merchandise classification;

                             			   Fiscal         Fiscal         Fiscal
Merchandise Classification          1995           1994           1993
--------------------------        -------        --------      ---------

Sportswear                         57.1%          57.4%          57.8%
Dresses                            34.2%          33.4%          32.0%
Accessories                         8.7%           9.2%          10.2%
                           				  -------        --------       --------
			                            	  100.0%         100.0%         100.0%




     Cache's buyers work closely with the designers, merchandisers, and stylists in the apparel market, to develop and create new and exciting products. Cache's buying department generally places an order with a vendor for a specific number of articles based on historical records and its impressions of how well the articles will be received by Cache customers. After the order is written, the planning department distributes the merchandise based on historical data, sales patterns, store size, location, demographics and seasonality. Internally, the Company groups its stores based primarily on annual sales volumes and geographic location in order to distribute merchandise. The Company also utilizes a basic core resource structure where core merchandise is sold by all stores, while more discrete purchases are made from select vendors and placed in different stores so as to enable the Company to provide diverse merchandise choices at different locations.

     Inventory levels and styles are evaluated weekly to determine any slow-moving merchandise. In general, Cache permanently marks items down as a result of change in customer preference, seasonality and if inventory levels exceed customer demand. Generally, the Company does not offer timed promotional sales.

     During Fiscal 1995, the Company purchased merchandise from approximately 650 suppliers located in North America, Europe and Asia, as compared to approximately 650 such suppliers in 1994.

     In Fiscal 1995, the Company purchased approximately 97% of the merchandise sold from domestic vendors and approximately 3% from foreign vendors. At the present time, the Company does not anticipate it will purchase in 1996 more than 10% of the merchandise from foreign vendors. The Company's importing operations are subject to the contingencies generally associated with foreign operations, including fluctuations in currency values, customs duty increases and quota limitations. These importing contingencies have not had nor are expected to have a material impact on the Company's operating results.


MERCHANDISE DISTRIBUTION
------------------------

     The Company utilizes the "Drop Ship" method to distribute merchandise directly from vendors to the stores. Under the Drop Ship method of distribution, the Company's suppliers are provided distribution directions, as well as packing lists, and are required to prepare and pack the merchandise for shipment via commercial carriers to the Company's stores. Drop Ship decreases the Company's distribution expenses and reduces the time required to deliver merchandise to its stores.

     The Company utilizes a contract warehouse in New Jersey to distribute imported merchandise to its stores, and to serve as a staging area for new store fixtures and inventories. During 1994, the Company began a new method of distributing most imported merchandise whereby merchandise is shipped directly from overseas vendors to the Company's stores.


STORE LOCATION AND EXPANSION
----------------------------

     As of February 29, 1996, the Company operated 150 stores located in 33
states, as well as Puerto Rico and the District of Columbia.   The
following table sets forth the stores that were open as of such date and the states in which such stores are located.



     Alabama        1     Louisiana      3    Oklahoma         2
     Arizona        3     Maryland       3    Oregon           1
     California    20     Massachusetts  6    Pennsylvania     7
     Colorado       1     Michigan       3    Rhode Island     1
     Connecticut    2     Minnesota      1    South Carolina   2
     Florida       23     Missouri       1    Tennessee        3
     Georgia        4     Nebraska       1    Texas           13
     Hawaii         1     Nevada         3    Virginia         4
     Illinois       5     New Jersey    11    Washington       2
     Indiana        1     New York       9    Washington, D.C. 1
     Kansas         1     North Carolina 4    Puerto Rico      1
     Kentucky       1     Ohio           5

     The Company opened 24 new Cache stores in 1995. Included in the 1995 store openings are first time store openings in Denver and Kansas City, Kansas. The Company expects to open approximately 12 Cache stores during 1996. The Company continually reviews locations for possible new stores. Store locations are selected on the basis of several factors, including selection of a dominant fashion mall or malls within a specific geographic area, demographics, principal and "anchor" stores in the mall, location of the store within the mall, the types of other specialty stores located in the mall and terms of the lease. The following table presents information reflecting store openings and closings over the last five years:


	                             	   Number of Stores
                          				   -----------------

       	    Open at       Opened        Closed      Open at
	           begin. of     during        during      end of      Total
   Fiscal   Fiscal        Fiscal        Fiscal      Fiscal      square
   year     year          year          year        year        footage
   ------   ---------     ------        -------     --------    --------

   1991       66            11            -           77         158,000
   1992       77            16            -           93         189,000
   1993       93            18            -          111         227,000
   1994      111            22            3          130         270,000
   1995      130            24            2          152         320,000

     During 1995, the Company remodeled four stores. The Company expects to continue remodeling selected stores during 1996. Most store remodels take from four to six weeks to complete, but rarely require closing the store. Cache spent approximately $890,000 in Fiscal 1995 to remodel four stores. The Company spent $994,000 (4 stores) and $836,000 (5 stores) on remodeling, in Fiscal 1994 and 1993, respectively. The Company closed two stores in 1995. The Company also closed three stores in Fiscal 1994. Two of the stores closed in 1994 were closed as a result of the January 1994 California earthquake. None of the store closings had a material effect on the Company's financial statements. The Company did not close any stores during Fiscal 1993.

     Cache currently has 320,000 square feet of store space as of February 29, 1996 including 50,000 square feet of store space added during 1995. The Company also added 43,000 and 38,000 square feet of store space in Fiscal 1994 and 1993, respectively. During Fiscal 1996, the Company expects to open approximately 12 new stores, which would add approximately 25,000 square feet of store space, bringing total store square footage to approximately 345,000 square feet. See "Management's Discussion and Analysis - Liquidity and Capital Resources" for a discussion of the restrictions on capital expenditures in the Company's Revolving Credit Agreement.

     Stores generally range in size from approximately 1,300 to 3,900 square feet, with the typical store averaging approximately 2,000 square
feet.  The typical store front is 20 to 30 feet in width.   Store hours are
generally determined by the mall in which the store is located. Most stores are open seven days and six nights a week, except major holidays.

     As is customary in the industry, when the Company leases space in a newly constructed urban, regional or specialty shopping mall, it leases the bare space. The Company then contracts with an architect to design a Cache store to fit the specifications of the leased space and selects a contractor to do the actual construction. It generally takes four to six weeks to complete construction, after all permits and drawings have been approved. In most cases, the Company receives from the lessor a construction allowance to help defray a portion of the costs of improvements to the leased space. Rental terms usually include a fixed minimum rent plus a percentage rent based on sales in excess of a specified amount. In addition, there is generally a charge incurred for one or more of the following: common area maintenance, utility consumption, promotional activities and/or advertising, insurance and real estate taxes.


STORE OPERATIONS
----------------

     Control over store operations is the responsibility of the Director of Store Operations, who is assisted by three Regional Managers and fifteen District Managers. A typical store is staffed by a manager, assistant manager and a number of full and part-time sales personnel. Special emphasis is placed on the recruitment of fashion-conscious and career-oriented sales personnel. Since 1993, the Company has trained a majority of new store managers in designated training stores. The Company trains most new store sales personnel on the job, stressing the Cache concept of fashion and responsiveness to customer needs. Cache store personnel are provided centralized guidance on merchandising presentation including regular updates on fashion trends in the coming seasons.

     Cache store managers are compensated in the form of salaries and performance based bonuses. Sales associates and assistant managers are paid on an hourly basis plus performance incentives. From time to time, the Company offers additional incentives to both management and sales associates for enhanced sales. Those incentives generally are in the form of sales contests, which occur over a specific time period with regular motivational progress reports distributed to all stores.

     Cache targets specific hourly sales performance from its sales team, from the store manager to assistant managers and sales associates. Assisted by its preferred customer tracking system, Cache encourages store personnel to identify and maintain contact with customers, with the objective of converting infrequent shoppers into loyal clients.

     Customer service is one of the most important responsibilities of Cache employees. Cache sales associates are encouraged to inform regular customers of new articles which may be of interest to them and provide customers with assistance in coordinating wardrobe selections. Cache also allows a customer the ability to special order for overnight delivery at her home any merchandise available in its chain through its automated special order system. Cache also offers a liberal return policy, which it believes is comparable to those offered by better department stores and other specialty retail stores. The Company encourages store management to become involved in community affairs and to make contacts outside the work place to develop potential customers. Stores are encouraged to participate in local charity fashion shows to enhance name recognition and meet potential customers. Select Cache stores host trunk shows several times each year to present certain merchandise to customers.


INFORMATION SYSTEMS
--------------------

     The Company invests in technology for the future through both hardware and software investments. The Company's point of sale store computer systems (the "POS System") offer a fully integrated device with customized software designed to help the Company maximize its business. The POS System enables the ability to the cash register/terminals located in each store to communicate with the host computer at the corporate office in New York. The software includes a preferred customer tracking system, which allows sales associates and store management to review customer purchases and also to maintain customer contact with the objective of making an infrequent shopper a regular customer. The system, which was introduced in late Fiscal 1992, has been modified and customized to allow Cache the ability to market particular sales events to those customers who would most likely be interested in the special event.

     The Company has a special order system which is designed to permit Cache to provide maximum customer services and, at the same time, minimize its inventory investment. The system tracks the availability of merchandise throughout the chain including information on choice of colors available.

     The Company's POS System also provides many administrative functions including payroll, merchandise receipt and store merchandise transfers as well as featuring a complete price look-up function.

     Cache's Home Office systems are also designed to maximize efficiency. Particular emphasis has been placed on the development of support systems to enhance the Company's return on its merchandise inventory. These systems include automated tracking of fast selling merchandise, stock replenishment based upon store inventory turn and sales statistics, a merchandise test tracking system which allows buyers to review, quickly even on a daily basis, customers' response to merchandise purchased on a test basis for possible reorder, automated transfer analysis and a complete gross margin analysis by merchandise vendor, as well as gross margin department analysis systems.


ADVERTISING AND PROMOTION
--------------------------

     Cache's primary advertising tools are advertisements in print media, including Vogue, a national high fashion magazine. The Company spent $508,000, $469,000 and $511,000 on advertising in Fiscal 1995, 1994 and
1993, respectively.


EMPLOYEE RELATIONS
------------------

     As of February 29, 1996, the Company had approximately 1,200 employees, of whom 700 were full-time employees and 500 were part-time employees. None of these employees are represented by a labor union. The Company considers its employee relations to be satisfactory.


COMPETITION
-------------

     The sale of women's apparel is a highly competitive business.   The
Company competes with department stores and other retailers of women's apparel in proximity to the Company's stores. The Company's approach to retailing has been to concentrate on securing prime locations and to cater to the high end of the women's fashion market through innovative and distinctive design of its physical facilities, the purchasing of high-quality and well-coordinated inventory and the rendering of personalized service to the customer. Merchandise is sold for cash, check or by international credit card.

TRADEMARKS AND SERVICE MARKS
-----------------------------

     The Company is the owner in the United States of the trademark and service mark "Cache". These marks are registered with the United States Patent and Trademark Office. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. The Company's rights in the "Cache" mark are a significant part of the Company's business. Accordingly, the Company intends to maintain its mark and the related registration. The Company is not aware of any material claims of infringement or other challenges to the Company's right to use its mark in the United States.

ITEM 2. PROPERTIES

     All but 2 of Cache's 150 stores are located in shopping malls. Existing stores contain from approximately 1,300 to 3,900 square feet, with the typical store averaging 2,000 square feet. The Company conducts all of its retail operations in leased facilities. Rental terms usually include a fixed minimum rent plus a percentage rent based on sales in excess of a specified amount. In addition, there is generally a charge incurred for one or more of the following: common area maintenance, utility consumption, promotional activities and/or advertising, insurance and real estate taxes. The leases expire at various dates through 2006. The Company renegotiated lease terms on 14 stores in 1995. Four leases were due to expire in 1996, and the Company has renewed three of these leases. The Company has several leases which contain fixed escalation clauses which are reflected in the financial statements over the life of each lease.

     For further information with respect to leased facilities, see Item 1, "Stores", Note 8 of the Notes to Consolidated Financial Statements and the tables below.

     The following table shows the number of leases for stores in operation as of February 29, 1996, which expire during the periods indicated.

					     Number of
					       Leases
		Fiscal Years Ending           Expiring
		-------------------          ----------
		Present - 1998.....               6
		1999 - 2001........              33
		2002 - 2004........              63
		2005 - 2007........              54
                    					     -----------
	                            					156
					                         ===========

     The Company's corporate office is an 11,900 square foot facility located at 1460 Broadway in New York City pursuant to a ten-year lease which expires in 2003.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to various lawsuits arising in the ordinary course of its business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on the liquidity or operating results of the Company.

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

     The Company's executive officers are as follows:

  Name                 Age      Position
  ------------         ---      ----------------------------------

  Andrew Saul          49       Chairman of the Board and Director

  Roy Smith            57       Executive Vice President/
                            				Director of Store Operations and Director

  Thomas Reinckens     42       Executive Vice President/Chief Financial
                            				Officer and Director

  Mae Soo Hoo          41       Executive Vice President/General
                            				Merchandise Manager and Director


     The Company's executive officers hold office until the first meeting of the Board of Directors following the next annual election of directors and until their respective successors are duly elected and qualified.

     Andrew Saul became Chairman of the Board of Directors of the Company on February 27, 1993. He has been a partner of Saul Partners, an investment partnership, since 1986. He is the son of Joseph E. Saul, who is also a director of the Company.

     Roy Smith joined the Company on December 30, 1986 as Vice
President/Director of Store Operations and was appointed Executive Vice President in October 1990. He was appointed to the Board of Directors on February 27, 1993.

     Thomas Reinckens joined the Company in February 1987 as Controller, and was appointed Vice President/Chief Financial Officer on November 30, 1989. He was appointed to the Board of Directors on February 27, 1993.
Mr. Reinckens was appointed Executive Vice President on September 13, 1995.

     Mae Soo Hoo joined the Company in February 1987 as a Vice President of Merchandising. She was appointed to the Board of Directors on September 13, 1995 and was appointed Executive Vice President/General Merchandise Manager on that date.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 30, 1995.

                              				 PART II
			                              ----------



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       	 MATTERS

    (a) The principal market in which the Company's Common Stock is being traded is the NASDAQ National Market System. The stock symbol is CACH. The price range of the high and low bid information for the Company's Common Stock during 1995 and 1994, by fiscal quarters, are as follows:

                   					    Common Stock
Quarter Ended                              High       Low
-------------                             ------     ------

December 30, 1995                         $ 4.00     $ 3.25

September 30, 1995                          4.75       3.50

July 1, 1995                                7.63       4.13

April 1, 1995                               8.25       4.63

December 31, 1994                           6.88       4.25

October 1, 1994                             7.13       6.13

July 2, 1994                                8.38       6.25

April 2, 1994                               8.50       6.00




     Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

    (b) As of February 29, 1996, there were approximately 750 holders of record of the Company's Common Stock.

    (c) The Company has not declared any cash dividends during the past three years with respect to its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company's banking agreement prohibits the payment of any dividends on the Company's Common Stock through January 31, 1997.


ITEM 6.   SELECTED FINANCIAL DATA

     The following Selected Consolidated Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.


                                          						     CACHE, INC. AND SUBSIDIARIES
						                                            STORE DATA AND OPERATING RESULTS



                        							                                FISCAL YEAR ENDED
                        				        ----------------------------------------------------------------------
				                                DECEMBER 30,    DECEMBER 31,  JANUARY 1,    JANUARY 2,   DECEMBER 28,
				                                       1995            1994          1994        1993 (1)        1991
				                                ----------------------------------------------------------------------
                                				       (in thousands, except store and per share data)
STORE DATA:
   # OPEN AT END OF PERIOD                   152        130           111           93           77

   # OPEN AT BEGINNING OF PERIOD             130        111            93           77           66

   # OPENED DURING PERIOD                     24         22            18           16           11

   # CLOSED DURING PERIOD                      2          3            --           --           --

    AVERAGE SALES PER SQUARE  FOOT(3)    $412.00    $431.00       $428.00      $420.00      $398.00

    COMPARABLE STORE SALES INCREASE           1%          6%           6%           9%          10%

OPERATING RESULTS:
--------------------------------

      NET SALES                          $120,567    $104,714      $86,624      $72,605      $54,635
				                                  ---------------------------------------------------------------------

    GROSS INCOME                           40,343      36,273       30,481       24,931       18,332

STORE OPERATING, GENERAL AND
	ADMINISTRATIVE EXPENSES                   36,747      30,619       26,471       22,410       17,356
				                                  ---------------------------------------------------------------------
    OPERATING INCOME                        3,596       5,654        4,010        2,521          976

    INTEREST EXPENSE                          564         273          354          490          431
 				                                 ---------------------------------------------------------------------
    INCOME BEFORE INCOME TAXES,
	ACCOUNTING PRINCIPLE CHANGE
	AND EXTRAORDINARY ITEM                     3,032       5,381        3,656        2,031          545

    INCOME TAX PROVISION (BENEFIT)          1,120         568         (155)         743          199
 				                                 --------------------------------------------------------------------
    INCOME BEFORE EXTRAORDINARY ITEM
	AND CUMULATIVE EFFECT  OF
	ACCOUNTING PRINCIPLE CHANGE                1,912       4,813        3,811        1,288          346

    EXTRAORDINARY ITEM                        --          --          --            621          160

    CUMULATIVE EFFECT  OF
	ACCOUNTING PRINCIPLE CHANGE                  --          --         1,117          --            --
				                                  --------------------------------------------------------------------
    NET INCOME                             $1,912      $4,813       $4,928       $1,909         $506
				                                 ====================================================================
INCOME  PER  SHARE:

    INCOME BEFORE EXTRAORDINARY ITEM
	AND CUMULATIVE EFFECT  OF
	ACCOUNTING PRINCIPLE CHANGE                $0.21       $0.53        $0.42        $0.13        $0.02

    EXTRAORDINARY ITEM                         --          --          --          $0.07        $0.02

    CUMULATIVE EFFECT  OF
	ACCOUNTING PRINCIPLE CHANGE                   --          --        $0.13          --          --
				                                   -------------------------------------------------------------------
    NET INCOME PER SHARE                    $0.21       $0.53        $0.55        $0.21        $0.04
				                                   ===================================================================
    CASH DIVIDENDS                            --          --          --            --          --

    WEIGHTED AVERAGE SHARES
       OUTSTANDING (2)                      9,091       8,793        8,771        8,546        8,452






	       (Footnotes for preceding page)

	       (1) - Results for the Fiscal year ended  January 2, 1993 include 53 weeks. Results for all other
		   periods presented include 52 weeks.

	       (2) - Weighted average shares for the Fiscal years ended December 30, 1995, December 31, 1994,
		   January 1, 1994, January 2, 1993 and December 28, 1991 include 0; 444,000; 732,000; 670,000 and 685,000
		   shares, respectively, due to the potential exercise of outstanding stock options that were outstanding
		   and exercisable in 1995, 1994, 1993, 1992 and 1991. All E.P.S. calculations reflect the one-for-four stock
		   split for Common Stock on September 15, 1993. See Note 1 of the Notes to Consolidated
		   Financial Statements.

	       (3) - Average sales per square foot are calculated by dividing net sales by the weighted
		   average store square footage available.

	       (4) - Comparable store sales data are calculated based on the net sales of stores
		   open at least 12 full months at the beginning of the period for which the data are presented.




                                    						     CACHE, INC. AND SUBSIDIARIES
							                                               BALANCE SHEET DATA

                                             						    FISCAL YEAR ENDED

				                       ------------------------------------------------------------------------
	                    			   DECEMBER 30,    DECEMBER 31,  JANUARY 1,      JANUARY 2,    DECEMBER 28,
 				                           1995          1994         1994            1993           1991
				                       ------------------------------------------------------------------------
				                                	 (in thousands, except ratios and per share data)

	 CURRENT ASSETS               $20,381      $19,581       $13,665        $9,700        $8,301


	 CURRENT LIABILITIES           13,014       12,837         9,993         7,692         8,339


	 WORKING CAPITAL                7,367        6,744         3,672         2,008           (38)


	 TOTAL ASSETS                  38,047       34,770        25,851        19,390        16,669


	 TOTAL LONG TERM DEBT           3,300        3,650         2,000         3,150         2,226


	 STOCKHOLDERS' EQUITY          19,630       16,430        12,175         7,224         5,268


	 RATIO OF CURRENT ASSETS TO
	     CURRENT LIABILITIES       1.57:1       1.53:1        1.37:1        1.26:1        1.00:1


	 INVENTORY TURNOVER RATIO      5.22:1       5.44:1        6.34:1        6.75:1        6.69:1

	 CAPITAL EXPENDITURES           5,722        5,541         3,790         2,992         2,487

	 DEPRECIATION AND AMORTIZAT     3,090        2,457         1,995         1,719         1,537

	 DEBT TO EQUITY RATIO           .17:1        .22:1         .16:1         .46:1         .77:1

	 BOOK VALUE PER SHARE           $2.16        $1.81         $1.17         $0.60         $0.38




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       	 CONDITION AND RESULTS OF OPERATIONS


STATEMENT REGARDING FORWARD LOOKING STATEMENTS
----------------------------------------------
     Except for historical information and current statements contained in this Annual Report on Form 10-K, certain matters discussed herein, including, without limitation, under Part 1, Item 1,"Business-- Merchandising; -- Store Location and Expansion" and Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements that involve risks and uncertainties, including, without limitation, the effect of economic and market conditions and competition, the ability to open new stores and expand into new markets, and risks relating to foreign importing operations, which could cause actual results to differ materially.






Liquidity and Capital Resources
-------------------------------

     The Company's primary need for capital is to finance new store merchandise inventories, as well as the construction of new stores. During 1995, 1994 and 1993, the Company expended approximately $5,722,000, $5,541,000 and $3,790,000 respectively, for new store construction, store renovation and equipment additions. During 1995, the Company generated $5,338,000 in cash from operating activities. The 1995 expansion included fixed asset additions of approximately $4,000,000 for 24 new stores, $1,392,000 for remodeling existing Cache stores and $192,000 for home office computer improvements and equipment additions. This was funded primarily by operating cash flows. The Company expects to open approximately 12 stores in 1996. The Company estimates that the total capital expenditures for new stores to be opened in 1996 and remodeling of certain existing stores will be approximately $3,000,000. The Company also estimates that the average cost for initial store inventory investment at new stores ranges between $70,000 and $110,000 per store depending upon the store size and when it is opened. The capital expenditure amount includes estimated expenditures for leasehold improvements and fixtures, after landlord allowances.

     The Company repaid $350,000 of long-term debt in Fiscal 1995. Inventories increased $868,000, principally due to the expansion of 24 new stores in 1995, which was partially offset by a reduction in average store inventory levels of approximately 10% at year end Fiscal 1995 as compared to 1994. Property and equipment increased $5,722,000 primarily due to the expansion of 24 new stores in Fiscal 1995 and the renovation of 4 existing stores. Notes receivable decreased $663,000 in Fiscal 1995 due to repayment of notes by officers in September 1995.

     The Company's current Revolving Credit Facility may be used for either working capital or for letters of credit and will expire on January 31, 1997. Pursuant to the amended Revolving Credit Facility, $8,500,000 is available from August 10, 1995 until expiration at January 31, 1997. The

Company is currently in the process of finalizing the renegotiation of the Revolving Credit Facility with the Company's bank. The amounts outstanding thereunder bear interest at a maximum per annum rate of 1.00% above the bank's prime interest rate. The agreement contains selected covenants including covenants to maintain a minimum current ratio, a maximum debt to equity and total equity ratio, a maximum capital expenditure covenant, a minimum earnings to bank interest coverage ratio and certain restrictions on the payment of principal amounts to related parties. The agreement prohibits the payment of any dividends on the Company's Common Stock. Effective upon the occurrence of an "event of default" under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. At December 30, 1995, there was $1,300,000 outstanding on the line; in addition, the Company had no letters of credit outstanding pursuant to the Revolving Credit Facility, at December 30, 1995.

     Management believes that the Company's existing financial resources will be sufficient to meet anticipated requirements for operations and planned expansion during 1996.


Results of Operations
---------------------

     Results for Fiscal 1995, 1994 and 1993 include fifty-two weeks.

     For the fifty-two weeks ended December 30, 1995, the 1% increase in comparative store sales, combined with the addition of 24 new stores in 1995, higher interest expenses and no favorable effect in 1995 on net income relating to income tax valuation allowances previously recorded by the Company in Fiscal 1994 and 1993, caused a reduction in net income in 1995 as compared to Fiscal 1994. The Company's efforts to limit general and administrative expense growth resulted in a reduction of general and administrative expenses as a percentage of sales in Fiscal 1995 and 1994 as compared to Fiscal 1993. Comparable store sales (sales for stores open at least one year or more), increased 1% in 1995, 6% in 1994 and 6% in 1993.

     Net income in Fiscal 1994 was favorably impacted by the reversal of valuation allowances ($1,450,000) recorded in 1993, as the Company recorded higher operating profits. Net income for Fiscal 1993 includes the positive impact of $1,117,000 in income tax benefits due to the cumulative effect of the adoption of SFAS 109. This amount principally represents management estimates of income tax benefits related to net operating loss carryforwards and the valuation allowance. Net income in Fiscal 1993 was favorably impacted by the reversal of valuation allowances ($1,500,000).

     Over the last three years, the Company has begun to experience and expects to continue to experience quarterly fluctuations in net sales and net income. The Company typically experiences higher net sales and net income in the second and fourth quarters than in the first and third quarters. The Company's quarterly results of operations may also fluctuate as a result of a variety of factors, including the timing of new store openings and the net sales contributed by new stores, merchandise mix and the timing and level of markdowns. See Note 13 to the Company's consolidated financial statements on page I-16, which sets forth certain unaudited results of operations for the Company's eight fiscal quarters ended December 30, 1995.

     Certain financial data for Fiscal years 1995, 1994 and 1993 expressed as a percentage of net sales are as follows:

                     				   As a Percentage of Net Sales
				                        ----------------------------
			                            	     1995      1994      1993
				                                ------    ------    ------
Net sales                           100.0%    100.0%    100.0%
Gross income                         33.5%     34.6%     35.2%
Store operating expenses             25.2%     23.7%     24.2%
General and administrative,
  and interest expenses               5.8%      5.8%      6.8%
Operating income                      2.5%      5.1%      4.2%




NET SALES. Net sales in 1995 increased 15.1% over net sales in 1994. The increase was due to comparable store sales increases of 1.0% at existing stores, sales from the Company's 24 new stores and the full year sales impact of the 22 which were opened in 1994.

     Net sales in Fiscal 1994 increased 20.9% over net sales in 1993. The increase was due to comparable store sales (sales for stores open at least one year or more) increases of 6% at existing stores, sales from the Company's 22 new stores and the full year sales impact for the 18 stores which were opened in 1993. Comparable store sales also increased 6% in 1993 as compared to 1992.


GROSS INCOME. Gross income in Fiscal 1995 increased $4,070,000 as compared to 1994. The increase was primarily due to the sales increase in 1995.
The increase in gross income was partially offset by an increase in occupancy expenses from $12,228,000 in 1994 to $15,061,000 in 1995, due to the 24 new stores opened during 1995 and the full year impact of occupancy expenses for the 22 stores opened in 1994. In Fiscal 1995, gross income as a percentage of net sales decreased by 1.1% from 1994 (33.5% versus 34.6%). The decrease was due primarily to higher occupancy costs as a percent of sales, primarily due to the addition of 24 new stores in Fiscal 1995.

     Gross income in Fiscal 1994 as a percentage of net sales decreased by .6% from 1993 (34.6% versus 35.2%). The decrease was due primarily to higher markdowns as a percent of sales. The increase in markdowns taken was directly related to an increase in average inventories on hand in 1994. The $5,792,000 increase in gross income was directly due to higher sales in 1994 as compared to 1993 and was partially offset by an increase in occupancy expenses from $10,171,000 in 1993 to $12,228,000 in 1994, due to the new stores opened during 1994.

STORE OPERATING EXPENSES. Actual store operating expenses in Fiscal 1995 increased $5,555,000 (22.4%) from 1994 amounts. The increase was due principally to higher salaries, bonuses and commissions ($3,293,000), primarily due to the increase in the average number of stores open in 1995 versus 1994. During 1995 the Company had, on average, 22.4 additional stores in operation as compared to 1994, a 19% increase. Other store operating expenses that increased in 1995 included depreciation ($643,000), payroll taxes ($306,000), insurance ($153,000), licenses and taxes ($271,000) and bank credit card processing fees ($228,000). As a percentage of sales, total store operating expenses increased 1.5% in 1995 as compared to 1994, (25.2% versus 23.7%). Increases in sales at existing and new stores were offset by increases primarily in payroll, depreciation, and credit card fees, as well as licenses and taxes.

     In Fiscal 1994, actual store operating expenses increased by $3,836,000 (18.3%) from 1993 amounts. The increase was primarily due to higher salaries, bonuses and commissions ($2,251,000), a direct result of the increase in sales and new stores opened during 1994, and increases in bank credit card processing fees ($125,000), payroll taxes ($248,000), licenses and taxes ($181,000) and freight ($149,000), all primarily due to the new stores and the full year impact of new stores added in 1993. During 1994, the Company opened 22 stores which had the effect of adding, on average, 17.7 stores in operation as compared to 1993, an 18% increase. As a percentage of sales, store operating expenses decreased 0.5% in 1994 versus 1993 (23.7% versus 24.2%). The decrease was primarily due to increased sales at new and existing stores.


GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $573,000 (9.8%) in Fiscal 1995 over 1994 results. The increase was primarily due to higher payroll and payroll taxes ($606,000), as well as travel ($140,000) and was partially offset by reductions primarily in telephone, insurance and postage expenses. As a percentage of sales general and administrative expenses decreased 0.3% to 5.3% as compared to 5.6% in 1994. The decrease was primarily attributed to the relatively fixed nature of most administrative expenses.

     General and administrative expenses increased $312,000 (5.7%) in Fiscal 1994 from 1993 amounts. The increase was primarily due to higher payroll ($365,000), travel ($34,000), and payroll taxes ($32,000), which were partially offset by reductions in depreciation expense ($79,000) and group insurance ($68,000). As a percentage of sales general and administrative expenses were 5.6% and 6.4% in 1994 and 1993, respectively.


INTEREST EXPENSE. Interest expense increased by $291,000 or 106.6% in Fiscal 1995 as compared to 1994. The increase was primarily due to the retirement of preferred stock ($2,695,000) in December 1994, which created higher average borrowing levels in 1995, as well as higher average interest rates in 1995.

     Interest expense decreased $81,000 or 22.9% in Fiscal 1994 as compared to 1993. The decrease was due to lower average borrowing levels during 1994, and was partially offset by higher interest rates experienced in 1994.


Income Taxes
------------

     Operating results for fiscal 1995 were presented on a fully taxed basis as compared to 1994 and 1993 results, which included the benefits of changes in valuation allowances which occurred in 1994 and 1993, as a result of the Company's adoption of SFAS 109 in 1993.

     Effective January 3, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). In accordance with this statement, the Company recognized deferred tax assets of $5,333,000, less a valuation allowance of $4,216,000, thereby creating a net deferred tax asset of $1,117,000, which reflected the cumulative effect of the accounting change for the benefit expected to be realized from the utilization of net operating loss carryforwards ("NOLs") and deductible temporary differences. In 1993, $1,345,000 was provided for current income taxes consisting of federal taxes of $1,197,000 and state income taxes of $148,000. In addition, management determined based upon prior operating earnings and its expectations for the future that the Company would utilize an additional $1,500,000 of the deferred tax asset. This additional recordation was reflected in the Company's provision for income taxes. During 1993, the Company accrued alternative minimum taxes of approximately $65,000 for federal income taxes, and approximately $100,000 for state income taxes. The marginal tax rate in Fiscal 1993 was 37% and taxable income earned in Fiscal 1993 was $3,656,000.

     In 1994, the Company provided $2,018,000 for income taxes which consisted of $1,824,000 for federal income taxes and $194,000 for state income taxes. In addition, the Company received a tax benefit of $1,450,000 from the reversal of the valuation allowance recorded in 1993, due to higher operating profits. During 1994, the Company accrued alternative minimum taxes of approximately $60,000 for federal income taxes. The marginal tax rate in Fiscal 1994 was 37% and taxable income earned in Fiscal 1994 was $5,381,000.

     In 1995, the Company provided $1,120,000 for income taxes which consisted of $898,000 for federal income taxes and $222,000 for state income taxes. During 1995, the Company accrued alternative minimum taxes of approximately $63,000 for federal income taxes. The marginal tax rate in Fiscal 1995 was 37% and taxable income in Fiscal 1995 was approximately $3,250,000. In addition, the Company reversed $1,831,000 of valuation allowances in 1995 based upon utilization of net operating loss carryforwards realized in 1994 and 1995. A total of $1,288,000 of the valuation allowance reversals are included in additional paid-in capital, related to stock option exercises in 1994 and prior. As a result of the Company's continued operating profitibility, which gave them further assurance that the deferred tax asset will be realized, the Company eliminated the valuation allowance in 1995.

Impact of Inflation
---------------------

     The Company's investment in inventories, property and equipment is not adjusted for inflation. The Company values its inventories at the lower of average cost or market, using the retail method of accounting. Inventory turnover is also relatively constant. Therefore, the cost of goods sold, reported on a historical basis in the financial statements, is not significantly different from current costs nor is there a disparity in the balance sheet valuation of inventories. In addition, it has been the Company's practice to adjust selling prices for inflationary increases in the cost of merchandise. The amount of property and equipment, which are principally leasehold improvements, furniture, fixtures and equipment, along with the related depreciation and amortization, would not be significantly different under inflationary accounting.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's selected quarterly financial data is incorporated herein by reference to Note 13 to the Company's consolidated financial statements on page I-16. The Company's consolidated financial statements and financial statement schedules and the report of independent public accountants are listed at Item 14 of this Report and are included in this Form 10-K on pages I-1 through I-16.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                         				PART III
		                         		---------



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) to Form 10-K, the information called for by this Item 10 (except for the information with respect to the Company's executive officers, which information appears in Part I of this Form 10-K) is incorporated by reference from the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3) to Form 10-K, the information called for by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3) to Form 10-K, the information called for by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3) to Form 10-K, the information called for by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                 				 PART IV
				                                  --------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
	  REPORTS ON FORM 8-K

(a)  1.   Consolidated Financial Statements

	  Report of Independent Public Accountants............  I-3
	  Consolidated Balance Sheets.........................  I-4
	  Consolidated Statements of Operations...............  I-5
	  Consolidated Statements of Stockholders' Equity.....  I-6
	  Consolidated Statements of Cash Flows...............  I-7
	  Notes to Consolidated Financial Statements..........  I-8


     2.   Exhibits (2)


	    3.1 Articles of Incorporation of the Company and amendments thereto (2, Exhibit 3(i) thereof)

	    3.2      Bylaws of the Company (1, Exhibit 2(b) thereof)

	   10.1      Lease, dated May 13, 1993, between the
		     Company, as Tenant, and Robert H. Arnow, as
		     Landlord, for the Company's offices at 1460
		     Broadway, New York, New York (4, Exhibit 10.1 thereof)

	   10.2 1993 Stock Option Plan of the Company (3, Exhibit A thereof) (6)

	   10.3      1994 Stock Option Plan of the Company (5, Exhibit 10.3
		     thereof) (6)

	   10.4 Form of Option Agreement relating to Options issued under the 1994 Stock Option Plan (5, Exhibit 10.4 thereof) (6)

	   10.5 Employment Agreement, dated September 30, 1993, between the Company and Michael Warner (4, Exhibit
		     10.6 thereof), (6)

	   10.6 Amended and Restated Revolving Credit Agreement (the "Credit Agreement") dated as of December 15, 1993, between National Westminster Bank, New Jersey and the Company (4, Exhibit 10.9 thereof)

	   10.7 Security Agreement, dated as of December 15, 1993, between the Company and National Westminster Bank, New Jersey (4, Exhibit 10.10 thereof)

	   10.8 Intercreditor and Subordination Agreement, dated as of December 15, 1993, among the Company, Joseph Saul and National Westminster Bank, New Jersey (4, Exhibit
		     10.11 thereof)

	    10.9 Guaranty, dated as of December 15, 1993, from the Company's subsidiaries for the benefit of National Westminster Bank, New Jersey (4, Exhibit 10.12 thereof)

	    10.10 Unsecured $1,750,000 Promissory Note of the Company, dated December 14, 1993, in favor of Joseph Saul
		     (4, Exhibit 10.13 thereof)

	    10.11 Unsecured $250,000 Promissory Note of the Company, dated December 14, 1993, in favor of Joseph Saul (4, Exhibit 10.14 thereof)

	    10.12 Amendment No. 1, dated April 15, 1994, to the Credit Agreement (5, Exhibit 10.12 thereof)

	    10.13 Amendment No. 2, dated December 15, 1994 to the Credit Agreement (5, Exhibit 10.13 thereof)

	    10.14 Form of Promissory Note made by each of Michael Warner, Roy Smith, Thomas Reinckens and Karen
		     Hubchik to the order of the Company, in an amount equal to $600,000, $170,000, $80,000 and
		     $63,000, respectively, (5, Exhibit 10.14 thereof), (6)

	    10.15    Amendment No. 3 dated August 10, 1995 to the Credit
		     Agreement

	    11.1 Calculation of Primary and Fully Diluted Earnings per Common Share

	    12.1     Statements re: Computation of Ratios

	    24.1     Consent of Independent Public Accountants

     (1) Incorporated by Reference to the Company's Registration Statement on Form S-18, Dated December 29, 1980, Registration No. 2-70418A.

     (2) Incorporated by reference to the Company's Current Report on Form 8-K dated September 15, 1993.

     (3) Incorporated by Reference to the Company's Definitive Proxy Statement for its 1993 Annual Meeting of Shareholders.

     (4) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

     (5) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (6) Exhibits 10.2 through 10.5 and 10.14 are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K.

     (7) A Stockholder may obtain a copy of any of the exhibits included in the Annual Report on Form 10-K upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, by written request to CACHE, INC., at 1460 Broadway, 15th Floor, New York, New York 10036 Attention: V.P., Chief Financial Officer.


     (b)  Reports on Form 8-K

	   None

			       Signatures
			       ----------


     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 7, 1996              CACHE, INC.
				 (Registrant)


			       By /s/ Thomas E. Reinckens
				      THOMAS E. REINCKENS
				      Executive Vice President and
				      On behalf of Cache, Inc.
				      and in his capacity as
				      Chief Financial Officer
				     (Principal Financial and
				      Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                     Title                      Date

/s/ Andrew M. Saul            Chairman of the Board;     March 7, 1996
    ANDREW M. SAUL            Director
	                     		      (Principal Executive
			                           Officer)

/s/ Thomas E. Reinckens       Executive Vice President,  March 7, 1996
    THOMAS E. REINCKENS       Director (Principal
			                           Financial Officer)

/s/ Roy C. Smith              Executive Vice President,  March 7, 1996
    ROY C. SMITH              Director

/s/ Mae Soo Hoo               Executive Vice President,  March 7, 1996
    MAE SOO HOO               Director

/s/ Joseph E. Saul            Director                   March 7, 1996
    JOSEPH E. SAUL

/s/ Morton J. Schrader        Director                   March 7, 1996
    MORTON J. SCHRADER

/s/ Mark E. Goldberg          Director                   March 7, 1996
    MARK E. GOLDBERG

     		      CACHE, INC. AND SUBSIDIARIES


     		    CONSOLIDATED FINANCIAL STATEMENTS


     		  FISCAL YEARS ENDED DECEMBER 30, 1995,


             			   DECEMBER 31, 1994,


            		      		   AND


            			     JANUARY 1, 1994

			               INDEX TO THE
			                ------------
		       CONSOLIDATED FINANCIAL STATEMENTS
		       -----------------------------------
			             AND SCHEDULES
			             -------------



							   PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                   I-3



CONSOLIDATED FINANCIAL STATEMENTS
   Consolidated Balance Sheets...........................  I-4
   Consolidated Statements of Operations.................  I-5
   Consolidated Statements of Stockholders' Equity.......  I-6
   Consolidated Statements of Cash Flows.................  I-7
   Notes to Consolidated Financial Statements............  I-8

            		   AUTHUR ANDERSEN LLP


	       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Cache, Inc.
    and Subsidiaries:



We have audited the accompanying consolidated balance sheets of Cache, Inc. (a Florida corporation) and subsidiaries as of December 30, 1995 and December 31, 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years ended December 30, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cache, Inc. and subsidiaries as of December 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for each of the three fiscal years ended December 30, 1995 in conformity with generally accepted accounting principles.

As explained in Note 9 to the consolidated financial statements, effective January 3, 1993, the Company changed its method of accounting for income taxes.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



New York, New York
February 6, 1996                          /s/ Arthur Andersen LLP



	 		    CACHE, INC. AND SUBSIDIARIES
 			    CONSOLIDATED BALANCE SHEETS
		      DECEMBER 30, 1995 AND DECEMBER 31, 1994





                                              								 December 30,       December 31,
							                                             	     1995               1994
								                                              -------------      --------------
     A S S E T S

	CURRENT ASSETS
	     Cash and equivalents  (Note 1)                     $   1,025,000      $      814,000
	     Receivables   (Note 2 )                                1,331,000           1,481,000
	     Notes receivable from related parties  (Note 6)          250,000             913,000
	     Inventories                                           15,803,000          14,935,000
	     Deferred income taxes  (Note 9)                        1,383,000             855,000
	     Prepaid expenses                                         589,000             583,000
			 Total Current Assets                                 -------------      --------------
								                                                    20,381,000          19,581,000


PROPERTY AND EQUIPMENT   (Note 3)                           16,577,000          14,172,000

OTHER ASSETS                                                   188,000             195,000
DEFERRED INCOME TAXES (Note 9)                                 901,000             822,000
                                                   						-------------      --------------
                                                 								$  38,047,000      $   34,770,000
                                                 								=============      ==============

L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y


CURRENT LIABILITIES
	     Accounts payable                                   $   9,376,000      $    9,333,000
	     Accrued compensation                                     749,000             644,000
	     Accrued liabilities   (Note 4 )                        2,889,000           2,860,000
								                                                 -------------      --------------
              			 Total Current Liabilities                 13,014,000          12,837,000
								                                                 -------------      --------------

LONG - TERM BANK DEBT   (Note 5 )                            1,300,000           1,650,000
SUBORDINATED INDEBTEDNESS TO RELATED
	PARTY   (Note 6 )                                           2,000,000           2,000,000
OTHER LIABILITIES   (Note 7 )                                2,103,000           1,853,000

COMMITMENTS AND CONTINGENCIES   (Note 8 )


STOCKHOLDERS' EQUITY
	    Common stock, par value $.01; authorized, 20,000,000
	      shares issued and outstanding 9,091,338 shares at
	      December 30, 1995 and December 31, 1994 (Note 11)        91,000              91,000
	    Additional paid-in capital                             19,564,000          18,276,000
	    Accumulated deficit                                       (25,000)         (1,937,000)
                                                   						--------------     ---------------
			 Total Stockholders' Equity                               19,630,000          16,430,000
                                                 								==============     ===============
                                                  								$  38,047,000      $   34,770,000
							                                                 	==============     ===============


     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                     				       CACHE, INC. AND SUBSIDIARIES
				                       CONSOLIDATED STATEMENTS OF OPERATIONS
	       FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994, AND JANUARY 1, 1994



                                       						       DECEMBER 30,       DECEMBER 31,        JANUARY 1,
		                                             					   1995               1994              1994
						                                              --------------      --------------      -----------

NET SALES                                           $ 120,567,000      $  104,714,000     $  86,624,000

COST OF SALES, including occupancy and
	 buying costs (Note 8)                                80,224,000          68,441,000        56,143,000
						                                              --------------      --------------     -------------
GROSS INCOME                                           40,343,000          36,273,000        30,481,000
						                                              --------------      --------------     -------------

EXPENSES
	 Store operating                                      30,343,000          24,788,000        20,952,000
	 General and administrative                            6,404,000           5,831,000         5,519,000
	 Interest                                                424,000             133,000           189,000
	 Interest to related party                               140,000             140,000           165,000
						                                              --------------      --------------     -------------
							                                                37,311,000          30,892,000        26,825,000
						                                              --------------      --------------     -------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
	 EFFECT OF ACCOUNTING PRINCIPLE CHANGE                 3,032,000           5,381,000         3,656,000

INCOME TAX PROVISION (BENEFIT) (NOTE 9)                 1,120,000             568,000          (155,000)
                                        						      --------------      --------------     --------------

INCOME BEFORE CUMULATIVE EFFECT
	 OF ACCOUNTING PRINCIPLE CHANGE                        1,912,000           4,813,000         3,811,000

CUMULATIVE EFFECT OF ACCOUNTING
	 PRINCIPLE CHANGE (NOTE 9 )                               ---                ---           1,117,000
						                                              --------------      --------------     -------------

NET INCOME                                          $   1,912,000      $    4,813,000     $   4,928,000
						                                              ==============      ==============     =============

     INCOME PER COMMON SHARE

	 INCOME BEFORE CUMULATIVE EFFECT
	 OF ACCOUNTING PRINCIPLE CHANGE                            $ .21               $ .53             $ .42

	 CUMULATIVE EFFECT OF ACCOUNTING
	    PRINCIPLE CHANGE                                     --                  --                    .13
						                                               -------------      --------------     -------------

     NET INCOME PER SHARE                                   $ .21               $ .53             $ .55
						                                               =============      ==============     =============














     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




                     			    CACHE, INC. AND SUBSIDIARIES
		                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	 FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994, AND JANUARY 1, 1994



                                                 							       ADDITIONAL
			                                             			COMMON          PAID-IN       ACCUMULATED
					                                            	  STOCK          CAPITAL         DEFICIT            TOTAL
					                                           ---------------     ------------   ---------------    ------------

BALANCE JANUARY 2, 1993                          $     321,000       $ 17,853,000   $ (10,950,000)     $  7,224,000
--------------------------

Reverse stock split (one for four)                    (241,000)           241,000          ---               ---

Exercise of Stock Options into 223,150
	   shares of Common Stock                               3,000             20,000          ---               23,000

Net Income                                                ---             ---            4,928,000        4,928,000
					                                            -------------       ------------     -------------    -------------
BALANCE JANUARY 1, 1994                                 83,000         18,114,000       (6,022,000)      12,175,000
--------------------------                       -------------       ------------     -------------    -------------

Payment of Preferred Stock Dividends                      ---             ---             (728,000)        (728,000)

Retirement of Preferred Stock                             ---          (1,967,000)          ---          (1,967,000)

Exercise of Stock Options into 839,699
	   shares of Common Stock                               8,000          1,617,000           ---           1,625,000

Income tax benefit - stock options                        ---             512,000           ---             512,000

Net Income                                                ---             ---            4,813,000        4,813,000
			                                           	  -------------       ------------    --------------    -------------

BALANCE DECEMBER 31, 1994                               91,000         18,276,000       (1,937,000)      16,430,000
----------------------------                     -------------       ------------    --------------    -------------

Income tax benefit - stock options                        ---           1,288,000           ---           1,288,000

Net Income                                                ---             ---            1,912,000        1,912,000
				                                          	  -------------       ------------    --------------    -------------

BALANCE DECEMBER 30, 1995                        $      91,000       $ 19,564,000    $     (25,000)    $ 19,630,000
----------------------------                     =============       ============    ==============    =============













 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  						  I-6


                         			       CACHE, INC. AND SUBSIDIARIES
			                          CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994, AND JANUARY 1, 1994



                                             								         December 30,       December 31,        January 1,
						      		                                                    1995               1994                 1994
								                                                     -----------------  ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------
Net income                                                   $   1,912,000      $    4,813,000      $  4,928,000
Adjustments to reconcile net income to net cash
	 provided by operating activities:
	   Cumulative effect of adoption of FAS 109                       ---                 ---            (1,117,000)
	   Depreciation and amortization                                3,090,000           2,457,000         1,995,000
	   Deferred taxes                                                 681,000             277,000          (325,000)
	   Accrual of future rent escalations                             202,000             270,000           294,000

Change in assets and liabilities:
	  Decrease (increase) in receivables                              150,000            (323,000)          241,000
	  (Increase) in inventories                                      (868,000)         (4,713,000)       (2,740,000)
	  (Increase) decrease in prepaid expenses                          (6,000)           (335,000)          107,000
	  Increase in accounts payable                                     43,000           2,549,000         1,766,000
	  Increase in accrued liabilities and accrued compensation        134,000             295,000           685,000
                                                  						    -----------------   -----------------   --------------

     Net cash provided by operating activities                   5,338,000           5,290,000         5,834,000
								                                                    -----------------   -----------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-----------------------------------------
	Decrease (increase) in notes receivable from related parties      663,000            (913,000)           ---
	Proceeds from property and equipment disposals                    233,000             229,000            ---
	Payments for property and equipment                            (5,722,000)         (5,541,000)      (3,790,000)
								                                                    -----------------  ------------------  ---------------

	    Net cash used in investing activities                      (4,826,000)         (6,225,000)      (3,790,000)
                                                     						 ------------------  ------------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
----------------------------------------
	Principal payments under capital lease obligations                  ---                 ---           (156,000)
	Repayment of short-term bank debt                                   ---                 ---            (69,000)
	Proceeds from long-term bank debt                              49,550,000          25,550,000       25,825,000
	Repayment  of long-term bank debt                             (49,900,000)        (23,900,000)     (26,900,000)
	Repurchase of preferred stock                                       ---            (1,967,000)           ---
	Payment of preferred stock dividends                                ---              (728,000)           ---
	Proceeds from issuance of common stock                              ---             1,625,000           23,000
	Other, net                                                         49,000            (119,000)          57,000
                                                    								 -----------------   -----------------   --------------

	     Net cash (used in) provided by financing activities         (301,000)            461,000       (1,220,000)
                                                    								 -----------------   -----------------   --------------

Net increase (decrease) in cash                                    211,000            (474,000)         824,000
Cash at beginning of period                                        814,000           1,288,000          464,000
                                                   								 -----------------   -----------------   --------------
Cash at end of period                                        $   1,025,000      $      814,000      $ 1,288,000
								                                                    =================   =================   ==============






   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      		   CACHE, INC. AND SUBSIDIARIES

           	       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
---------

     Cache, Inc. (the "Company") owns and operates a chain of women's apparel specialty stores, all of which are operated under the trade name "Cache". The Company specializes in the sale of high fashion women's apparel and accessories in the better to expensive price range.

Basis of Consolidation
----------------------

     The consolidated financial statements include the accounts of the Company, including subsidiaries. All significant intercompany balances and transactions have been eliminated.

Fiscal Reporting Period
-----------------------

     The Company reports its annual results of operations based on fiscal periods comprised of 52 or 53 weeks, which is in accordance with industry practice. Results for fiscal 1993, 1994 and 1995 all include 52 weeks.

Cash Equivalents
----------------

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories
-----------

     Inventories are valued at the lower of average cost or market, using the retail inventory method of accounting.

Pre-Opening Store Expenses
--------------------------

     Expenses associated with the opening of new stores are expensed as incurred.

Property and Equipment
----------------------

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets which range from 3 to 10 years. For income tax purposes, accelerated methods are generally used. Leasehold improvements are amortized over the shorter of their useful life or lease term.

Income Taxes
-------------

     Deferred income taxes are provided using the asset and liability method, whereby deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Income Per Share
----------------

     Income per share is based on the weighted average number of common shares and common share equivalents outstanding for the years presented.

Consolidated Statements of Cash Flows
-------------------------------------

     The Company paid interest of $563,000, $253,000 and $366,000 in 1995,
1994 and 1993, respectively. During 1995, 1994 and 1993, the Company paid $506,000, $291,000, and $196,000 in income taxes, respectively.

Reclassification
-----------------

     Certain amounts reflected in fiscal 1993 financial statements have been reclassified to conform with the presentation of similar items in fiscal 1995 and 1994.

NOTE 2.  RECEIVABLES
                                    					    Fiscal           Fiscal
                                    					     1995             1994
                                    					 -----------      -----------
     Construction  Allowances            $   452,000      $   526,000
     Third Party Credit Card                 814,000          942,000
     Other                                    65,000           13,000
                                    					 -----------      -----------
                                    				 $ 1,331,000      $ 1,481,000
                                    					 ===========      ===========

NOTE 3.  PROPERTY AND EQUIPMENT
					                                      Fiscal           Fiscal
					                                       1995             1994
                                   					 -----------      -----------
     Leasehold improvements              $15,661,000      $15,567,000
     Furniture, fixtures and
      equipment                           13,170,000        9,348,000
                                   					 -----------      -----------
                                   					  28,831,000       24,915,000
     Less: accumulated depreciation
      and amortization                    12,254,000       10,743,000
                                   					 -----------      -----------
                                    				 $16,577,000      $14,172,000
                                     			 ===========      ===========

     Store operating and general and administrative expenses include depreciation and amortization of $3,090,000 in fiscal 1995, $2,457,000 in fiscal 1994 and $1,995,000 in fiscal 1993.


NOTE 4.  ACCRUED LIABILITIES
                                    					    Fiscal           Fiscal
					                                         1995             1994
                                   					  ----------      -----------

     Operating expenses                  $   889,000      $   968,000
     Taxes, other than income taxes        1,022,000          888,000
     Leasehold additions                      52,000          295,000
     Other                                   926,000          709,000
                                     				 -----------      -----------
                                   					 $ 2,889,000      $ 2,860,000
                                    					 ===========      ===========

     Leasehold addition amounts generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.

NOTE 5.  BANK DEBT

     The Company's current Revolving Credit Facility may be used for either working capital or for letters of credit and will expire on January 31, 1997. Pursuant to the amended Revolving Credit Facility $8,500,000 is available from August 10, 1995 until expiration at January 31, 1997. The Company is currently in the process of finalizing the renegotiation of the Revolving Credit Facility with the Company's bank. The amounts outstanding thereunder bear interest at a maximum per annum rate up to 1.00% above the bank's prime rate. The agreement contains selected financial and other covenants including covenants to maintain a minimum current ratio, a maximum debt to equity and total equity ratio, a maximum capital expenditure covenant, a minimum earnings to bank interest coverage ratio and certain restrictions on the repayment of principal amounts due to related parties. The agreement prohibits the payment of any dividends on the Company's common stock. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables.

     There was an outstanding balance of $1,300,000 on the line of credit at December 30, 1995 and an outstanding balance of $1,650,000 at December 31, 1994. In addition, outstanding letters of credit, pursuant to the Revolving Credit Facility, were none at December 30, 1995 and $30,000 at December 31, 1994. Loans outstanding under the line of credit during Fiscal 1995 bore interest at a weighted average interest rate of 8.51% per annum. The related party debt is subordinated to the bank debt and therefore will not be paid prior to expiration of the bank line of credit.

NOTE 6.  INDEBTEDNESS TO/FROM RELATED PARTIES

     As of December 30, 1995 and December 31, 1994 the Company had outstanding, (i) a $250,000 long-term loan from a major stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 1997; and (ii) a $1,750,000 loan made by the same stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 1997. Interest was accrued on the $250,000 note during Fiscal 1993 at 7-1/2% per year. Interest was accrued on the $1,750,000 note during Fiscal 1993 at 8-1/2% per year. Interest on both notes accrue at 7% per year through January 31, 1997.

     In December 1994, the Company loaned a total of $913,000 to several executive officers of the Company. The loans, which are payable upon demand, are evidenced by secured promissory notes, which bear interest at the rate of 9% per annum. In September 1995, two officers repaid a total of $663,000 to the Company, while $250,000 remains outstanding at December 30, 1995.

NOTE 7.  OTHER LIABILITIES

     Other liabilities primarily consist of accruals of future rent escalations.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Leases
-------

     At December 30, 1995, the Company was obligated under operating leases for various store locations expiring at various times through 2006. The terms of the leases generally provide for the payment of minimum annual rentals, contingent rentals based on a percentage of sales in excess of a stipulated amount, and a portion of real estate taxes, insurance and common area maintenance.

     Store rental expense related to these leases, included in cost of sales, consisted of the following:

                    			      Fiscal          Fiscal          Fiscal
			                          1995            1994            1993
			                        -----------     -----------     -----------

Minimum rentals            $10,821,000     $ 8,706,000     $ 7,127,000
Contingent rentals           3,920,000       3,228,000       2,791,000
                     			   -----------     -----------     -----------
	                     		   $14,741,000     $11,934,000     $ 9,918,000
			                        ===========     ===========     ===========

     Future minimum payments under non-cancelable operating leases consisted of the following at December 30, 1995:

     1996                                 $ 12,196,000
     1997                                   12,359,000
     1998                                   12,344,000
     1999                                   11,825,000
     2000                                   11,101,000
     Thereafter                             32,820,000
	                                   				  ------------
Total future minimum lease payments:      $ 92,645,000
					                                     ============

Contingencies
-------------

     The Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters is not presently expected to have a material adverse effect upon the Company's financial position and results of operations.


NOTE 9.  INCOME TAXES

     Effective January 3, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). In accordance with this statement, the Company recognized deferred tax assets of $5,333,000, less a valuation allowance of $4,216,000, thereby creating a net deferred tax asset of $1,117,000, which reflected the cumulative effect of the accounting change for the benefit expected to be realized from the utilization of net operating loss carryforwards ("NOLs") and deductible temporary differences.

     In 1995, $1,120,000 was provided for income taxes consisting of $898,000 in federal income taxes and $222,000 in state taxes. During 1995, the Company accrued the alternative minimum taxes of approximately $63,000 for federal income taxes.

     In 1994, the Company provided $2,018,000 for income taxes which consisted of $1,824,000 for federal income taxes and $194,000 for state income taxes. In addition, the Company received a tax benefit of $1,450,000 from the reversal of the valuation allowance recorded in 1993, due to higher operating profits. During 1994, the Company accrued alternative minimum taxes of approximately $60,000 for federal income taxes.

     In 1993, $1,345,000 was provided for current income taxes consisting of federal taxes of $1,197,000 and state income taxes of $148,000. In addition, management determined at January 1, 1994, based upon prior operating earnings and its expectations for the future that the Company will utilize an additional $1,500,000 of the deferred tax asset. This additional recordation is reflected in the Company's provision for income taxes. During 1993, the Company accrued alternative minimum taxes of approximately $65,000 for federal income taxes, and approximately $100,000 for state income taxes.

     A reconciliation of the Company's 1995, 1994 and 1993 effective income tax rate, based upon income before taxes with the statutory federal tax rates as follows:

                                   					  1995       1994       1993
					                                    -----      -----      -----
     Statutory federal tax rate          34.0%      34.0%      34.0%
     State and local income taxes         3.0%       3.0%       2.8%
     Recordation of net operating
      loss carryforward and other
      deductible temporary differences    ---      (26.5%)    (41.0%)
                                   					 ------    -------    -------
                                   					 37.0%      10.5%     ( 4.2%)
                                   					 ======    =======    =======


     The provision for income taxes at December 30, 1995 consisted of the following:
                      		 Federal             State              Total
               		       ----------         ---------          ----------

Current taxes          $   63,000         $ 222,000          $  285,000
Deferred taxes            835,000              -                835,000
		                      ----------         ---------          ----------

Provisions for income
taxes                  $  898,000         $ 222,000          $1,120,000
               		       ==========         =========          ==========


     At December 30, 1995, the Company had net operating loss carryforwards of $1,000,000 for federal income tax reporting purposes. The net operating loss carryforwards expire at various dates through 2008. In 1995, the Company realized for financial reporting purposes $1,288,000 of income tax benefits from stock option exercises. This benefit was recorded as an increase in paid-in capital. The Company had available at December 30, 1995 approximately $295,000 of alternative minimum tax credit carryforwards for tax reporting purposes.

     At December 30, 1995, the Company's deferred tax assets were $2,135,000 and there was no deferred tax liability. The major components of the Company's net deferred taxes at December 30, 1995 and December 31, 1994 are as follows:

                                        		 				  December 30, December 31,
                                         		 				     1995         1994
                                          						  ----------  ------------
Net operating loss carryforwards ("NOL'S") and
 alternative minimum tax carryforwards..........  $  508,000  $  539,000
NOL'S resulting from stock option exercises.....     378,000   1,827,000
Deferred rent...................................     695,000     621,000
Inventory cost capitalization...................     348,000     315,000
Other...........................................     206,000     201,000
                                           						  ----------  -------------
                                          						   2,135,000   3,503,000
Less: Valuation allowance.......................       ---    (1,831,000)
                                            				  ----------  -------------
                                             			  $2,135,000  $1,672,000
                                           					  ==========  =============

Statement No. 109 requires that the net operating loss carryforwards and other deductible temporary differences be recorded as an asset to the extent that management assesses the utilization of such carryforwards and the realization of the deductible temporary differences to be more likely than not. In fiscal 1993, the Company recorded a valuation allowance against the deferred tax asset based on the Company's history of prior operating earnings and its expectations for the future, whether the operating income of the Company will more likely than not be sufficient to fully utilize the carryforwards and the realization of the benefit related to the deductible temporary differences prior to their ultimate expiration before 2007. During the fourth quarter of Fiscal 1993 and during Fiscal 1994 and fiscal 1995, the Company reversed portions of the valuation allowance on the strength of the Company's operating results which increased the probability the net operating loss carryforwards will be realized. As a result of the Company's continued operating profitability, which gave them further assurance that the deferred tax asset will be realized, the Company eliminated the valuation allowance in 1995.


NOTE 10.  PREFERRED STOCK

     On December 7, 1994, the Company repurchased the 1,967 shares of 7-1/2% preferred stock ($1,000 face value) outstanding for $1,967,000. The Company paid accrued dividends of $728,000 to the preferred stockholders, who are also major stockholders.


NOTE 11.  COMMON STOCK

     On September 15, 1993, the Company completed a one-for-four reverse stock split of the Company's common stock. Prior to the reverse stock split there were 32,114,665 old shares outstanding. After the reverse stock split 8,028,489 new shares were outstanding. As a result of the reverse stock split, $241,000 was transferred from common stock to additional paid-in capital due to the reduction in the number of shares outstanding. Common stock equivalent shares and income per share calculations have been restated to reflect the effect of the one-for-four reverse stock split.

NOTE 12.  INCENTIVE STOCK OPTION PLAN

     On December 16, 1994, the Company adopted the 1994 Stock Option Plan subject to shareholders approval at the 1995 Annual Meeting. Under the option plan the Company reserved 600,000 shares of the Company's authorized common stock for issuance to Officers and key employees of the Company. On the same date, 563,750 options were granted under the option plan to the Company's executive officers. All options were granted at an exercise price of $4.25, equal to the fair market value on December 16, 1994. Options granted totaling 394,851 are incentive stock options, while 168,899 options granted are non-qualified options. The plan is administered by the Compensation and Plan Administration Committee of the Company's Board of Directors. The price is payable in cash at the time of the exercise or in the discretion of the Administrators, through delivery of shares of Common Stock, the Company's withholding of shares otherwise deliverable to the employee, installment payments under an optionee's promissory note or a combination thereof. The remaining 36,250 shares had not been granted as of December 31, 1994.

     On October 13, 1995, the Company cancelled the options granted to Michael Warner (250,000 shares) and Karen Hubchik (37,500 shares), upon their employment termination. On that same date, the Company granted 150,000 to the Company's executive officers, under the 1994 plan. All options were granted at an exercise price of $3.25, equal to the fair market value on that date. These options are incentive stock options. The remaining 173,750 shares have not been granted as of December 30, 1995.

     At December 30, 1995, options exercisable for an aggregate of 426,250 shares of Common Stock were outstanding under the 1994 Plan. The following table summarizes stock option transactions for all plans for the three years ended December 30, 1995:

                                             				Shares     Exercise Prices
                                            				---------   ---------------

Shares under option as of January 2, 1993        988,800             $2.00
 Options granted in 1993.................        225,000             $8.50
 Options exercised in 1993...............       (223,150)            $2.00
                                          						---------

Shares under option as of January 1, 1994        990,650    $2.00 to $8.50
                                            				---------

 Options granted in 1994.................        563,750             $4.25
 Options exercised in 1994...............       (765,650)            $2.00
 Options cancelled or expired in 1994....       (225,000)            $8.50
                                          						---------

Shares under option as of December 31, 1994      563,750             $4.25
	                                          					---------

Options granted in 1995                          150,000             $3.25
Options cancelled in 1995                       (287,500)            $4.25
                                          						---------

Shares under option as of December 30, 1995      426,250    $3.25 to $4.25
                                    					       ==========

     All of the options granted in 1994 pursuant to the 1994 Incentive Option Plan become exercisable on December 31, 1998, subject to accelerated vesting in certain circumstances, expire on December 31, 2003 and have an exercise price of $4.25 per share, equal to the fair market value at the date of grant. However, the granted options may become exercisable earlier at the maximum rate of up to 25% per year for the three years ended December 31, 1995, 1996 and 1997 to the extent the Company's earnings plan for such fiscal year as previously approved by the Administrator, is achieved, based on the following sliding scale:

     All of the options granted in 1995 pursuant to the 1994 Incentive Option Plan become exercisable on October 13, 2000, subject to accelerated vesting in certain circumstances, expire on October 13, 2005 and have an exercise price of $3.25 per share, equal to the fair market value at the date of grant. However, the granted options may become exercisable earlier at the maximum rate of up to 25% per year for the four years ended
December 31, 1996, 1997, 1998 and 1999 to the extent of the Company's earnings plan for such fiscal year as previously approved by the Administrator, is achieved, based on the following sliding scale:


                                          							    Options Which
				                                                				 Will
	  Percentage of                                         Become
	  Earnings Plan Achieved                             Exercisable
	  ----------------------                             ------------

Greater than or equal to 90%..........................           25%
Greater than or equal to 75% but less than 90%........           20
Greater than or equal to 60% but less than 75%                   15
Less than 60%.........................................            0


NOTE 13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
  		($000's omitted except per share amounts)



                                       							   First      Second     Third     Fourth
Year ended December 30, 1995                     Quarter    Quarter    Quarter   Quarter
----------------------------                   ------------------------------------------
Net sales                                        $26,010   $30,822    $27,168    $36,567

Gross income, less occupancy and buying costs      9,132    10,297      8,475     12,439

Income before income taxes                           762     1,009       (762)     2,023
Income tax provision (benefit)                       281       366       (285)       758
                                       							-------------------------------------------

Net income                                          $481      $643      ($477)    $1,265
                                       							===========================================


Income per common share
-----------------------

Net income                                         $0.05     $0.07     ($0.05)     $0.14
                                      							===========================================



                                        							  First     Second     Third      Fourth
Year ended December 31, 1994                     Quarter   Quarter    Quarter    Quarter
----------------------------                   -------------------------------------------

Net sales                                        $20,739   $27,073    $25,443    $31,459
                                          					-------------------------------------------

Gross income, less occupancy and buying costs      7,474     9,468      8,389     10,942

Income before income taxes                           648     1,787        702      2,244
Income tax provision (benefit)                        (6)       (9)        33        550
                                        							-------------------------------------------

Net income                                          $654    $1,796       $669     $1,694
                                          					===========================================


Income per common share
-----------------------

Net income                                         $0.07     $0.20      $0.07      $0.19
			                                        				==========================================



			   EXHIBIT 10.15

	  AMENDMENT NO. 3, dated as of August 10, 1995, to Amended and Restated Revolving Credit Agreement, dated as of December 15, 1993, by and between CACHE INC., a corporation organized under the laws of the State of Florida with its principal place of business at 1460 Broadway, New York, New York 10036 (the "Borrower") and NATWEST BANK N.A., a national banking association (and successor by merger to NATIONAL WESTMINSTER BANK NJ), with a place of business at 400 Hamburg Turnpike, Wayne, New Jersey 07470 (the "Bank").

		    W I T N E S S E T H:

	  WHEREAS, the Borrower and the Bank are parties to that certain Amended and Restated Revolving Credit Agreement, dated as of December 15, 1993, as amended by Amendment No. 1 thereto, dated as of April 15, 1994, and Amendment No. 2 thereto, dated as of December 15, 1994 (the "Credit Agree-ment");

	  WHEREAS, the parties desire to amend the Credit
Agreement in the manner hereinafter set forth;

	  NOW, THEREFORE, the Borrower and the Bank hereby agree as follows:

	  1. Definitions. All terms used herein, unless otherwise defined shall have the meanings ascribed thereto in the Credit Agreement.

	  2.   Amendment.
	       (a)  The Credit Agreement is hereby amended,
effective as of the date hereof by deleting Section 1.1(b) in its entirety and inserting a new Section 1.1(b) in its place to read as follows:

		    "(b)  The total principal amount of all
	  outstanding Loans, together with the face amount of all outstanding Letters of Credit, as hereinafter defined, shall not exceed $8,500,000."

	       (b)  The Credit Agreement is hereby amended,
effective as of the date hereof, by deleting the definition of the term "Applicable Margin" from Section 5.1 and inserting a new definition in its place to read as follows:

	       "'Applicable Margin' shall mean: (a) with re-spect to Loans which are (i) Prime Rate Loans, 0.5%; and (ii) LIBOR Loans, 2.5%; provided that, notwithstanding the foregoing, effective three Business Days after receipt by the Bank from the Borrower of financial statements demonstrating that the Debt Ratio is less than a Debt Ratio in Column A below, the Applicable Margin for each type of Loan shall mean the respective percentages set forth opposite such Debt Ratio in Column B below, until the date which is three Business Days after receipt by the Bank from the Borrower of financial statements demonstrating a change in the Debt Ratio to a ratio so that another Applicable Margin shall be applied to the Loans; provided that (i) if an Event of Default shall occur and be continuing or
	  (ii) if the Debt Ratio shall at any time equal or exceed 1.00:1, then the Applicable Margin shall again be the respective percentages first set forth in this definition subject to subsequent adjustment as set forth in the first proviso hereof.

	       Column A                 Column B
	       -----------              --------
	       Debt Ratios
      		Less Than           Prime          LIBOR
	       -----------         -----          -----
	       1.00:1                0%           2.25%
	       0.49:1              -0.5%          2.00%"

	  (d)  Except as expressly amended hereby, the Credit
Agreement shall continue in full force and effect.

	  3. Representations. The Borrower makes the following representations to the Bank each and all of which shall survive the execution and delivery of this Agreement:

	       (a) The Borrower is a corporation, duly orga-nized validly existing and in good standing under the laws of the State of Florida with its principal corporate place of business at 1460 Broadway, New York, New York 10036. The Borrower is duly qualified to do business and is in good standing in every jurisdiction where the nature of its busi-ness requires it to be so qualified.

	       (b) The Borrower has full corporate power and authority to execute, deliver and perform this Agreement.
The making and performance by the Borrower of this Agreement have been duly authorized by all necessary corporate action and do not and will not violate any provision of law, rules, regulations or orders applicable to the Borrower; or result in the breach of, or constitute a default or require any consent under, any indenture or other agreement or instrument by which the Borrower or any of its properties may be bound or affected; or result in, or require, the creation or impo-sition of any Lien upon or with respect to any properties of the Borrower.

	       (c)  No event has occurred and is continuing
which would constitute an Event of Default or which, upon a lapse of time and notice, if applicable, would become such an Event of Default.

	       (d)  This Agreement constitutes the legal,
valid and binding obligation of the Borrower, enforceable in accordance with its terms, except insofar as the enforceabil-ity hereof may be limited by applicable bankruptcy, insolven-cy or other similar laws affecting the enforcement of creditors' rights generally and by general principles of equity.

	  4. Conditions Precedent. The effectiveness of the amendments to the Credit Agreement provided for herein is subject to the receipt by the Bank of the following docu-ments, each of which shall be satisfactory to the Bank in form and substance:

	       (a)  A certificate from an officer of the
Borrower certifying (i) that its by-laws have not been amended since December 15, 1993 and (to the extent relating to this Agreement and the transactions contemplated hereby); and (ii) the name and authorized signature of each of its officers authorized to sign this Agreement, and who will, until replaced by another officer duly authorized for that purpose, act as its representative for purposes of signing documents and giving notices and other communications in connection with the Credit Agreement (as amended hereby) and the transactions contemplated hereby. The Bank may conclu-sively rely on the certificate delivered pursuant to this
Section 4(a) until it receives notice to the contrary in writing from the Borrower.

	       (b) A certificate issued by the Secretary of State of the State of Florida with respect to the Borrower showing the Borrower to be in good standing in such State.

	       (c)  Such other documents as the Bank or
counsel to the Bank may reasonably request.

	  5.   Miscellaneous.
	       (a)  This Agreement shall bind and inure to
the benefit of the parties hereto and their respective suc-cessors and assigns.

	       (b)  The Borrower agrees to pay the Bank,
concurrently with the execution and delivery of this Agree-ment, an amendment fee of $5,000 which shall be in addition to, and not in lieu, any fees payable by the Borrower under the Credit Agreement.

	       (b) The Borrower agrees to pay the reasonable fees and expenses of Rubin Baum Levin Constant & Friedman, special counsel to the Bank, in connection with the prepara-tion, execution and delivery of this Agreement.

	       (c) This Agreement shall be governed by, and construed under, the laws of the State of New Jersey.

	       (d) This Agreement may be executed in one or more counterparts, any or all of which shall constitute one and the same instrument.
	       (e)  Captions and section headings appearing
herein are included solely for convenience of reference only and are not intended to affect the interpretation of any provision of this Agreement.

     IN WITNESS WHEREOF, the duly authorized officers of the Borrower and the Bank have executed this Agreement as of the date first above written.


                       			      CACHE, INC.

               			      By: /s/ Thomas Reinckens
				                        --------------------
                          		Thomas Reinckens
                          		Executive Vice President
				                        Chief Financial Officer




                 			      NATWEST BANK N.A.

			                     By: /s/ Robert Frega
				                       -------------------------
				                       Vice President


     The undersigned hereby jointly and severally agree that all references to the Credit Agreement in the Guaranty, dated as of December 15, 1993, by each of the undersigned for the benefit of NatWest Bank N.A. (successor by merger to National Westminster Bank NJ), shall from and after the date hereof be deemed references to the Amended and Restated Revolving Credit Agreement, dated as of December 15, 1993, between Cache and NatWest Bank N.A. (successor by merger to National Westminster Bank NJ), as amended by Amendment No.1 thereto, dated as of April 15, 1994, and Amendment No. 2 thereto, dated as of December 15, 1994, and as amended by the fore-going instrument.


                         				  CACHE APPAREL, INC.

                 				  By: /s/ Thomas E. Reinckens
				                       ------------------------
				                       Thomas E. Reinckens
				                       Executive Vice President
				                       Chief Financial Officer



                     				     CACHE MARKETING CORP.

                 				 By: /s/ Thomas E. Reinckens
				                      -----------------------
				                      Thomas E. Reinckens
				                      Executive Vice President
				                      Chief Financial Officer

                       				    CACHE FINANCE CORP.

			                  By: /s/ Thomas E. Reinckens
				                     -----------------------
				                     Thomas E. Reinckens
				                     Executive Vice President
				                     Chief Financial Officer


                  				    CACHE FRANCHISE CORP.

                 				By: /s/ Thomas E. Reinckens
				                     ------------------------
				                     Thomas E. Reinckens
				                     Executive Vice President
				                     Chief Financial Officer


                 				    FASHION AGENCY INC.


                 				By: /s/ Thomas E. Reinckens
				                     -------------------------
				                     Thomas E. Reinckens
				                     Executive Vice President
	                 			    Chief Financial Officer


     The undersigned hereby agrees that all references to the Credit Agreement in the Intercreditor and Subordination Agreement, dated as of December 15, 1993, among Cache Inc., the undersigned and NatWest Bank N.A. (successor by merger to National Westminster Bank NJ) shall from and after the date hereof be deemed references to the Amended and Restated Revolving Credit Agreement, dated as of December 15, 1993, between Cache and NatWest Bank N.A. (successor by merger to National Westminster Bank NJ), as amended by Amendment No.1 thereto, dated as of April 15, 1994, and Amendment No. 2 thereto, dated as of December 15, 1994, and by the foregoing instrument.



                      				      /s/ Joseph Saul
					                               Joseph Saul

                       EXHIBIT 11.1







                               				     EXHIBIT 11.1
	 CALCULATION OF PRIMARY AND FULLY DILUTED EARNINGS PER COMMON SHARE





                                     							    FISCAL             FISCAL           FISCAL
							                                         1995               1994             1993
                                  			       --------------    ----------------   ---------------
EARNINGS
---------------------------
Net Income Applicable
	  to Common Stockholders                    $   1,912,000     $    4,675,000     $   4,781,000
                                						       -------------      ---------------    -------------


PRIMARY EARNINGS PER SHARE
---------------------------
Weighted Average Number of
	 Common Shares Outstanding                      9,091,000          8,349,000         8,039,000

Assuming Conversion of
	  Outstanding Stock Options                        ---               662,000           973,000

Less Assumed Repurchase
	  of Common Stock Pursuant
	  to the Treasury Stock Method                     ---              (218,000)         (241,000)
                                          	   -------------      ---------------   ------------

Weighted Average Number of
	 Common Shares Outstanding
	 As Adjusted                                    9,091,000          8,793,000         8,771,000
                                 						       =============      ===============     ============

Primary Earnings Per                                $0.21               $0.53            $0.55
                                   				       =============      ===============     ============


FULLY DILUTED EARNINGS PER SHARE
--------------------------------
Weighted Average Number of
	 Common Shares Outstanding                         9,091,000           8,349,000        8,039,000

Assuming Conversion of
	  Outstanding Stock Options                          ---                 662,000          973,000

Less Assumed Repurchase
	  of Common Stock Pursuant
	  to the Treasury Stock Method                       ---                (218,000)        (241,000)
                                               			------------      ---------------     ------------
Weighted Average Number of
	 Common Shares Outstanding
	 As Adjusted                                       9,091,000           8,793,000        8,771,000
				                                            		============      ===============     ============
Fully Diluted Earnings Per Share                      $0.21               $0.53            $0.55
                                            						============      ===============     ============



                              EXHIBIT 12.1

                               EXHIBIT 12.1
			                       COMPUTATION OF RATIOS


Ratio of current assets to current liabilities = current assets (at balance sheet date) divided by current liabilities (at balance sheet date)

Inventory turnover ratio = total cost of sales divided by average inventory
  (beginning and ending inventory, divided by two, at the balance sheet dates).

Debt to equity ratio = total long-term debt (at balance sheet date) divided by stockholders' equity (at balance sheet date).

Book value per share = stockholders' equity less preferred stockholders' equity and dividends in arrears, divided by common shares outstanding (at balance sheet date).

			     EXHIBIT 24.1

                         			   ARTHUR ANDERSEON

              		CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorportion of our report included in this form 10-K into the Company's previously filed Registration Statement File Numbers 33-40354, 33-40358 and 33-65113


                                      						 /s/  Arthur Andersen LLP
					                                      	      Arthur Andersen LLP


March 7, 1996