Form 10-Q
period 1996-03-30
CACHE INC
filed 1996-05-10
CIK 350199

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 30, 1996

                                   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from............... to ...............
Commission File Number: 0-10345


                            CACHE, INC.
- -------------------------------------------------------------------
       (Exact name of registrant as specified in its Charter)


          Florida                          59-1588181
 ------------------------------    --------------------------------
(State or other jurisdiction of   (IRS Employer Identification No.)
 incorporation or organization)


              1460 Broadway, New York, New York         10036
- -------------------------------------------------------------------
             (Address of principal executive offices)  (zip code)


                          212-840-4242
        ---------------------------------------------------
       (Registrant's telephone number, including area code)


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

                          YES  X     NO
                             -----     -----


             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,091,338
- --------------------------       ---------------------------
Class of Stock Outstanding       Outstanding at May 10, 1996

                  CACHE, INC. AND SUBSIDIARIES
                              INDEX



                                                              PAGE

CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS, MARCH 30, 1996
          AND DECEMBER 30, 1995                                 3


STATEMENTS OF OPERATIONS
   THIRTEEN WEEKS ENDED MARCH 30, 1996
          AND APRIL 1, 1995                                     4


STATEMENTS OF CASH FLOWS
   THIRTEEN WEEKS ENDED MARCH 30, 1996
          AND APRIL 1, 1995                                     5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          6-8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                       8-10


OTHER INFORMATION:
   EXHIBIT INDEX AND REPORTS ON FORM 8-K                       11
   SIGNATURES                                                  12


                           CACHE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                    March 30,                   December 30,
ASSETS                                                                1996                         1995
                                                                 -------------                -------------
Current assets:

    Cash and equivalents                                         $    672,000                 $  1,025,000
    Receivables                                                     1,591,000                    1,331,000
    Notes receivable from related parties                             250,000                      250,000
    Inventories                                                    17,507,000                   15,803,000
    Deferred income taxes                                           1,399,000                    1,383,000
    Prpaid expenses                                                   781,000                      589,000
                                                                 -------------                -------------
          Total current assets                                     22,200,000                   20,381,000


Property and equipment, net                                        16,656,000                   16,577,000

Other assets                                                          207,000                      188,000
Deferred income taxes                                                 850,000                      901,000
                                                                 -------------                -------------
                                                                 $ 39,913,000                 $ 38,047,000
                                                                 =============                =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $  9,455,000                 $  9,376,000
    Accrued compensation                                            1,054,000                      749,000
    Accrued liabilities                                             2,914,000                    2,889,000
                                                                 -------------                -------------
          Total current liabilities                                13,423,000                   13,014,000

Long-term bank debt                                                 2,700,000                    1,300,000
Subordinated indebtedness to related party                          2,000,000                    2,000,000
Other liabilities                                                   2,077,000                    2,103,000

Commitments and contingencies


STOCKHOLDERS' EQUITY

Common stock, par value $.01; authorized, 20,000,000
 shares; issued and outstanding 9,091,338 shares
 at March 30, 1996 and  December 30, 1995                              91,000                       91,000
Additional paid-in capital                                         19,564,000                   19,564,000
Retained earnings (deficit)                                            58,000                      (25,000)
                                                                 -------------                -------------
          Total stockholders' equity                               19,713,000                   19,630,000
                                                                 -------------                -------------
                                                                 $ 39,913,000                 $ 38,047,000
                                                                 =============                =============


The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


                         CACHE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THIRTEEN WEEKS ENDED
                               (Unaudited)


                                                                      March 30,                     April 1,
                                                                         1996                         1995
                                                                     -------------                -------------

Net sales                                                            $ 28,307,000                 $ 26,010,000
                                                                     -------------                -------------
Costs and expenses
    Cost of sales, including occupancy and buying costs                18,539,000                   16,878,000
    Selling, general and administrative expenses                        9,538,000                    8,246,000
                                                                     -------------                -------------
                                                                       28,077,000                   25,124,000
                                                                     -------------                -------------
Operating income                                                          230,000                      886,000

Interest expense
   Related party                                                           35,000                       35,000
   Other                                                                   62,000                       89,000
                                                                     -------------                -------------
                                                                           97,000                      124,000
                                                                     -------------                -------------

Income before income taxes                                                133,000                      762,000

Income tax provision                                                       50,000                      281,000
                                                                     -------------                -------------

Net income                                                           $     83,000                 $    481,000
                                                                     =============                =============

Net income per share                                                        $ .01                        $ .05
                                                                     =============                =============



Weighted average number of shares and
   share equivalents outstanding                                        9,091,000                    9,091,000
                                                                     =============                =============








The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                      CACHE, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE THIRTEEN WEEKS ENDED
                                              (Unaudited)


                                                                         March 30,                     April 1,
                                                                           1996                         1995
                                                                      -------------                -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
- ----------------------------------------------

Net income                                                            $     83,000                 $    481,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                           876,000                      676,000
   Deferred income taxes                                                    35,000                      268,000
   Accrual of future rent escalations                                       36,000                       72,000

  Change in assets and liabilities:
 (Increase) decrease in receivables                                       (260,000)                    (347,000)
 (Increase) decrease in inventories                                     (1,704,000)                  (2,113,000)
 (Increase) decrease in prepaid expenses                                  (192,000)                     (82,000)
  Increase (decrease) in accounts payable                                   79,000                      161,000
  Increase (decrease) in accrued liabilities
    and accrued compensation                                               330,000                     (325,000)
                                                                      -------------                -------------

   Total changes in assets and liabilities                              (1,747,000)                  (2,706,000)
                                                                      -------------                -------------
Net cash used in operating activities                                     (717,000)                  (1,209,000)
                                                                      -------------                -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
- -----------------------------------------------

   Payments for property and equipment                                    (954,000)                  (1,710,000)
                                                                      -------------                -------------
Net cash used in investing activities                                     (954,000)                  (1,710,000)
                                                                      -------------                -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
- -----------------------------------------------

   Proceeds from long-term bank debt                                    13,450,000                   12,900,000
   Repayment of long-term bank debt                                    (12,050,000)                 (10,100,000)
   Other, net                                                              (82,000)                      (7,000)
                                                                      -------------                -------------

Net cash provided by financing activities                                1,318,000                    2,793,000
                                                                      -------------                -------------

Net decrease in cash                                                      (353,000)                    (126,000)
Cash at beginning of period                                              1,025,000                      814,000
                                                                      -------------                -------------
Cash at end of period                                                 $    672,000                 $    688,000
                                                                      =============                =============




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                             5

                             CACHE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring to present fairly the financial position of the Company at March 30, 1996 and December 30, 1995, and the results of operations for the thirteen week periods ended March 30, 1996 and April 1, 1995 and consolidated statements of cash flows for the thirteen weeks then ended.

     Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended December 30, 1995. Certain amounts reflected in Fiscal 1995 financial statements have been reclassified to conform with the presentation of similar items in fiscal 1996.


2.   NET INCOME OR LOSS PER SHARE
     ----------------------------

     Net income or loss per share has been computed based on the weighted average number of shares of common stock outstanding for the thirteen weeks ended March 30, 1996 and April 1, 1995.

     The approximate number of shares used in the computations of income per common share were 9,091,000, for the thirteen week periods ended March 30, 1996 and April 1, 1995, respectively.


3.   PROPERTY AND EQUIPMENT
     ----------------------
                                       March 30,       December 30,
                                         1996             1995
                                     ------------     -------------

     Leasehold improvements          $15,780,000       $15,661,000
     Furniture, fixtures and
       equipment                      14,005,000        13,170,000
                                     ------------     -------------
                                      29,785,000        28,831,000
     Less: accumulated depreciation
       and amortization               13,129,000        12,254,000
                                     ------------     -------------
                                     $16,656,000       $16,577,000
                                     ============      ============


4.   ACCRUED LIABILITIES
     -------------------
                                       March 30,       December 30,
                                         1996             1995
                                     -----------       -----------

     Operating Expenses              $  792,000        $  889,000
     Taxes, other than income taxes     694,000         1,022,000
     Leasehold additions                520,000            52,000
     Other                              908,000           926,000
                                     -----------       -----------
                                     $2,914,000        $2,889,000
                                     ===========       ===========

5.   BANK DEBT
     ---------

     During 1996, the Company reached an agreement with its bank to extend the maturity of the existing Revolving Credit Facility until July 4, 1997. Pursuant to the Revolving Credit Facility, $8,500,000 is available until expiration of the agreement. The amounts outstanding thereunder bear interest at a maximum per annum rate up to 1.00% above the bank's prime rate. The agreement contains selected financial and other covenants including covenants to maintain a minimum current ratio, a maximum debt to equity and total equity ratio, a maximum capital expenditure covenant, a minimum earnings to bank interest coverage ratio and certain restrictions on the repayment of principal amounts due to related parties. The agreement prohibits the payment of any dividends on the Company's common stock. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables.

     The outstanding balances on the line of credit at March 30, 1996 and December 30, 1995 were $2,700,000 and $1,300,000, respectively. The related party debt is subordinated to the bank debt and therefore will not be paid prior to expiration of the bank line of credit.


6.   INDEBTEDNESS TO RELATED PARTY
     -----------------------------

     As of March 30, 1996 and December 30, 1995 the Company had outstanding, (i) a $250,000 long-term loan from a major stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 1997; and (ii) a $1,750,000 loan made by the same stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 1997. Interest on both notes accrue at 7% per year through January 31, 1997.

     In December 1994, the Company loaned a total of $913,000 to several executive officers of the Company. The loans are evidenced by secured promissory notes, which bear interest at the rate of 9% per annum. In September 1995, two officers repaid a total of $663,000 to the Company, while $250,000 remains outstanding at December 30, 1995 and March 30, 1996.


7.   INCOME TAXES
     ------------

     At December 30, 1995 and March 30, 1996, the Company had net operating loss carryforwards of $1,333,000 and $1,213,000, respectively, for federal income tax reporting purposes. The net operating loss carryforwards expire at various dates through 2008. In
April 1995, the Company realized for financial reporting purposes
$318,000 of income tax benefits from stock option exercises. This benefit was recorded as an increase in paid-in capital. The Company had available at December 30, 1995 approximately $295,000 of alternative minimum tax carryforwards for tax reporting purposes. At December 30, 1995 and March 30, 1996, the Company's deferred tax assets were $2,135,000 and $2,084,000, respectively, also, there was no deferred tax liability. The major components of the Company's net deferred taxes at March 30, 1996 and December 30, 1995 are as follows:

                                                   March 30,    December 30,
                                                     1996          1995
                                                  -----------   ------------

Net operating loss carryforwards ("NOL'S") and
 alternative minimum tax carryforwards..........  $  508,000    $  508,000
NOL'S resulting from stock option exercises.....     444,000       378,000
Deferred rent...................................     708,000       695,000
Inventory cost capitalization...................     282,000       348,000
Other...........................................     142,000       206,000
                                                  -----------   -----------
                                                  $2,084,000    $2,135,000
                                                  ===========   ===========


8.   CONTINGENCIES
     -------------

     The Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters is not presently expected to have a material adverse effect upon the Company's financial position and results of operations.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company's primary need for capital is to finance new store merchandise inventories, as well as the construction of new stores. During the thirteen weeks ended March 30, 1996, the Company increased bank borrowings ($1,400,000) to partially offset the cost of inventory purchases ($1,704,000), and the Company's new store expansion and remodeling program. Cash used by operations decreased to $717,000 in 1996 from $1,209,000 in 1995.

     The Company plans to open a total of approximately twelve new stores during 1996. The Company opened four stores in March, one store in April and one store in May 1996. The remaining stores are expected to be opened during the second half of 1996. After deducting construction allowances paid to the Company by its landlords, the Company has spent $954,000 through March 30, 1996 and expects to spend an additional $3,000,000 in 1996 for both new store and existing store construction and remodeling. The Company anticipates that it will finance new store construction and remodeling in 1996 primarily by cash flow from operations and its existing credit facilities. The Company closed three stores in January 1996, the store closures had no material effect on net income for the thirteen week period.

     Cash decreased $353,000 and bank debt rose by $1,400,000, as the Company paid for inventory and fixed asset additions. Inventories increased $1,704,000, principally due to increased average store inventory levels at March 30, 1996, as compared to fiscal year-end post-holiday inventory levels, as well as due to the addition of five new stores in 1996. Property and equipment increased $954,000, primarily due to the above mentioned new store expansion and store remodeling. Accrued liabilities increased $330,000, primarily due to higher accrued payrolls at March 30, 1996. The Company believes that given the sources of credit discussed above, its financial resources will be sufficient to meet anticipated requirements.


RESULTS OF OPERATIONS
- ---------------------

     For the thirteen weeks ended March 30, 1996, the 2% decrease in comparative store sales, combined with the addition of new stores opened in 1995 and 1996, caused a reduction in net income for the thirteen week period in 1996 as compared to 1995.

     Certain financial data concerning the Company's results of operations for the thirteen week periods ended March 30, 1996 and April 1, 1995, expressed as a percentage of net sales, are as follows:


                                    Thirteen Weeks Ended
                                    --------------------
                                    March 30,   April 1,
                                      1996        1995
                                    --------    --------
Sales                                100.0%      100.0%
Cost of sales, including
 occupancy and buying expenses        65.5%       64.9%
Selling, general and
 administrative expenses              33.7%       31.7%
Operating income                        .8%        3.4%
Interest expense                        .3%         .5%
Income tax provision                    .2%        1.1%
Net income                              .3%        1.8%


Sales
- -----

     Net sales increased $2,297,000 or 8.8% during the thirteen week period ended March 30, 1996, versus the comparable period in 1995. The increase was primarily due to the greater number of stores open during the 1996 period, approximately 153 stores in operation in 1996 versus 134 in 1995, and was partially offset by a reduction in comparable store sales (sales for stores open at least one year or more) which decreased 2% during 1996, as compared to the 1995 period.

     Historically, sales at new stores do not achieve the same levels as existing, established stores. New stores generally begin to perform as well as existing stores during their second and third year of operation. Sales on a weighted average basis for the thirteen week periods ended March 30, 1996 and April 1, 1995 were as follows:

                                   Thirteen Weeks Ended
                                   --------------------
                                 March 30,        April 1,
                                   1996            1995
                               ------------     ------------

Sales                          $28,307,000      $26,010,000
Weighted Average Stores
 Open During Period                  149.3            130.2
Net Sales Per Weighted
 Average Number of Stores      $   190,000      $   200,000
Net Weighted Average Sales
 per Square Foot               $      91.3      $      96.3
Stores Open at End
 of Period                             153              134


Costs and expenses
- ------------------

     Cost of sales including occupancy and buying costs, increased $1,661,000 or 9.8% for the thirteen weeks ended March 30, 1996 versus the similar period in 1995. The increase was primarily due to the increase in sales and the related cost of merchandise for those sales, as well as a $448,000 increase in occupancy expenses, primarily due to the additional stores in operation during 1996 versus 1995. As a percentage of sales, cost of sales including occupancy and buying expenses, increased .6%, (65.5% versus 64.9%) for the thirteen weeks ended March 30, 1996 versus the comparable period in 1995. The increase was primarily due to the additional occupancy expenses incurred by new stores.


Selling, general and administrative expenses
- --------------------------------------------

     Selling, general and administrative expenses increased $1,292,000 or 15.7% during the thirteen weeks ended March 30, 1996 versus the comparable period in 1995. The increase was primarily due to the greater number of stores open in 1996 (19 more than fiscal 1995), and is reflected in greater payroll and payroll taxes ($712,000) and depreciation ($201,000). As a percentage of sales, these expenses increased to 33.7% in fiscal 1996 from 31.7% in fiscal 1995.


Interest expense
- ----------------

     Interest expense decreased $27,000 or (21.8%) for the thirteen week period ended March 30, 1996, versus the comparable period in 1995, primarily due to lower average borrowing levels in 1996, as well as due to lower average borrowing rates in 1996, as compared to 1995.


Income taxes
- ------------

     The Company's effective tax rate is approximately 37%, for fiscal 1996 and 1995.

PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

          NONE

(b)  Reports on Form 8-K

          NONE

                            Signature
                            ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CACHE, INC.
                                      (Registrant)




May 10, 1996                   BY:  /s/ Thomas E. Reinckens
                                   --------------------------------
                                        Thomas E. Reinckens
                                    On behalf of Cache, Inc.
                                    and in his capacity as
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                     Principal Accounting Officer)


                                         EXHIBIT 11.1
            CALCULATION OF PRIMARY AND FULLY DILUTED EARNINGS PER COMMON SHARE

                             (In thousands except per share data)


                                                                            THIRTEEN WEEKS ENDED
                                                                            --------------------
                                                                    March 30,                     April 1,
                                                                      1996                         1995
                                                                  -------------                -------------
EARNINGS
- --------
Net Income Applicable
  to Common Stockholders                                          $     83,000                 $    481,000


PRIMARY SHARES
- --------------
Weighted Average Number of
 Common Shares Outstanding                                           9,091,000                    9,091,000

Assuming Conversion of
   Outstanding Stock Options
   and Stock Warrants                                                      ---                          ---

Less Assumed Repurchase
  of Common Stock Pursuant
  to the Treasury Stock Method                                             ---                          ---
                                                                  -------------                -------------

Weighted Average Number of
 Common Shares Outstanding
 As Adjusted                                                         9,091,000                    9,091,000
                                                                  =============                =============

Primary Earnings Per Share                                               $0.01                        $0.05
                                                                  =============                =============


FULLY DILUTED EARNINGS PER SHARE
- --------------------------------
Weighted Average Number of
 Common Shares Outstanding                                           9,091,000                    9,091,000

Assuming Conversion of
  Outstanding Stock Options
  and Stock Warrants                                                       ---                          ---

Less Assumed Repurchase
  of Common Stock Pursuant
  to the Treasury Stock Method                                             ---                          ---
                                                                  -------------                -------------

Weighted Average Number of
 Common Shares Outstanding
 As Adjusted                                                         9,091,000                    9,091,000
                                                                  =============                =============

Fully Diluted Earnings Per Share                                         $0.01                        $0.05
                                                                  =============                =============



