Form 10-Q
period 1996-06-29
CACHE INC
filed 1996-07-31
CIK 350199

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 29, 1996

                                   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from............... to ...............
Commission File Number: 0-10345

                            CACHE, INC.
- -------------------------------------------------------------------
       (Exact name of registrant as specified in its Charter)

                    Florida                          59-1588181
- -----------------------------------  ------------------------------
(State or other jurisdiction of (IRS Employer Identification No.)
 incorporation or organization)

              1460 Broadway, New York, New York         10036
- -------------------------------------------------------------------
             (Address of principal executive offices)  (zip code)

                          212-840-4242
- -------------------------------------------------------------------
       (Registrant's telephone number, including area code)


                             ------
- -------------------------------------------------------------------
(Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X     NO
                             -----     -----


             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,091,338
- --------------------------       ----------------------------
Class of Stock Outstanding       Outstanding at July 31, 1996

                      CACHE, INC. AND SUBSIDIARIES
                                  INDEX




                                                              PAGE

CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS, JUNE 29, 1996
          AND DECEMBER 30, 1995                                 3


STATEMENTS OF OPERATIONS
   TWENTY-SIX WEEKS ENDED JUNE 29, 1996
          AND JULY 1, 1995                                      4
   THIRTEEN WEEKS ENDED JUNE 29, 1996
          AND JULY 1, 1995                                      5


STATEMENTS OF CASH FLOWS
   TWENTY-SIX WEEKS ENDED JUNE 29, 1996
          AND JULY 1, 1995                                      6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          7-9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                       9-12


OTHER INFORMATION:
   EXHIBIT INDEX AND REPORTS ON FORM 8-K                       13
   SIGNATURES                                                  14

                                           CACHE, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)



                                                                           June 29,                December 30,
ASSETS                                                                      1996                      1995
                                                                     ---------------             --------------

  Current assets:
          Cash and equivalents                                        $     701,000              $   1,025,000
          Receivables                                                     1,402,000                  1,331,000
          Notes receivable from related parties                             250,000                    250,000
          Inventories                                                    17,535,000                 15,803,000
          Deferred income taxes                                           1,200,000                  1,383,000
          Prepaid expenses                                                  422,000                    589,000
                                                                     ---------------             --------------
                                         Total current assets            21,510,000                 20,381,000


  Property and equipment, net                                            16,240,000                 16,577,000

  Other assets                                                              207,000                    188,000
  Deferred income taxes                                                     853,000                    901,000
                                                                     ---------------             --------------
                                                                      $  38,810,000              $  38,047,000
                                                                     ===============             ==============

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
          Accounts payable                                            $   6,574,000              $   9,376,000
          Accrued compensation                                              551,000                    749,000
          Accrued liabilities                                             2,491,000                  2,889,000
                                                                     ---------------             --------------
                                         Total current liabilities        9,616,000                 13,014,000

  Long-term bank debt                                                     4,550,000                  1,300,000
  Subordinated indebtedness to related party                              2,000,000                  2,000,000
  Other liabilities                                                       2,112,000                  2,103,000

  Commitments and contingencies


  STOCKHOLDERS' EQUITY

         Common stock, par value $.01; authorized, 20,000,000
           shares; issued and outstanding 9,091,338 shares
           at June 29, 1996 and  December 30, 1995                           91,000                     91,000
         Additional paid-in capital                                      19,564,000                 19,564,000
         Retained earnings (deficit)                                        877,000                    (25,000)
                                                                     ---------------             --------------
                                         Total stockholders' equity      20,532,000                 19,630,000
                                                                     ---------------             --------------
                                                                      $  38,810,000              $  38,047,000
                                                                     ===============             ==============


The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                              CACHE, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                              FOR THE TWENTY-SIX WEEKS ENDED
                                                       (Unaudited)



                                                                         June 29,                    July 1,
                                                                           1996                       1995
                                                                      --------------             --------------

Net sales                                                             $  61,029,000              $  56,832,000
                                                                      --------------             --------------

  Costs and expenses
      Cost of sales, including occupancy and buying costs                40,042,000                 37,403,000
      Selling, general and administrative expenses                       19,356,000                 17,379,000
                                                                      --------------             --------------
                                                                         59,398,000                 54,782,000
                                                                      --------------             --------------
  Operating income                                                        1,631,000                  2,050,000

  Interest expense
     Related party                                                           70,000                     70,000
     Other                                                                  117,000                    209,000
                                                                      --------------             --------------
                                                                            187,000                    279,000
                                                                      --------------             --------------
  Income before income taxes                                              1,444,000                  1,771,000

  Income tax provision                                                      542,000                    647,000
                                                                      --------------             --------------

  Net income                                                          $     902,000              $   1,124,000
                                                                      ==============             ==============



  Net income per share                                                        $ .10                      $ .12
                                                                      ==============             ==============




  Weighted average number of shares and
     share equivalents outstanding                                        9,091,000                  9,091,000
                                                                      ==============             ==============










The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                               4

                                              CACHE, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                               FOR THE THIRTEEN WEEKS ENDED
                                                      (Unaudited)



                                                                         June 29,                    July 1,
                                                                           1996                       1995
                                                                      --------------             --------------

Net sales                                                             $  32,722,000              $  30,822,000
                                                                      --------------             --------------
  Costs and expenses
      Cost of sales, including occupancy and buying costs                21,503,000                 20,525,000
      Selling, general and administrative expenses                        9,818,000                  9,133,000
                                                                      --------------             --------------
                                                                         31,321,000                 29,658,000
                                                                      --------------             --------------
  Operating income                                                        1,401,000                  1,164,000

  Interest expense
     Related party                                                           35,000                     35,000
     Other                                                                   55,000                    120,000
                                                                      --------------             --------------
                                                                             90,000                    155,000
                                                                      --------------             --------------
  Income before income taxes                                              1,311,000                  1,009,000

  Income tax provision                                                      492,000                    366,000
                                                                      --------------             --------------

  Net income                                                          $     819,000              $     643,000
                                                                      ==============             ==============



  Net income per share                                                        $ .09                      $ .07
                                                                      ==============             ==============




  Weighted average number of shares and
     share equivalents outstanding                                        9,091,000                  9,091,000
                                                                      ==============             ==============









The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                CACHE, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE TWENTY-SIX WEEKS ENDED
                                                          (Unaudited)



                                                                         June 29,                    July 1,
                                                                           1996                       1995
                                                                      --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
- --------------------------------------------------
  Net income                                                          $     902,000              $   1,124,000
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                     1,693,000                  1,372,000
        Deferred income taxes                                               231,000                    350,000
        Accrual of future rent escalations                                   91,000                    175,000

    Change in assets and liabilities:
  (Increase) decrease in receivables                                        (71,000)                   539,000
  (Increase) decrease in inventories                                     (1,732,000)                  (773,000)
  (Increase) decrease in prepaid expenses                                   167,000                    196,000
   Increase (decrease) in accounts payable                               (2,802,000)                (3,046,000)
   Increase (decrease) in accrued liabilities
      and accrued compensation                                             (596,000)                  (742,000)
                                                                       --------------            ---------------
     Total changes in assets and liabilities                             (5,034,000)                (3,826,000)
                                                                       --------------            ---------------
  Net cash used in operating activities                                  (2,117,000)                  (805,000)
                                                                       --------------            ---------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  -------------------------------------

     Loss on property and equipment disposals                               ---                        (40,000)
     Payments for property and equipment                                 (1,436,000)                (2,995,000)
                                                                       --------------            ---------------
  Net cash used in investing activities                                  (1,436,000)                (3,035,000)
                                                                       --------------            ---------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  -------------------------------------

     Long-term bank debt  borrowings                                     27,200,000                 26,700,000
     Long-term bank debt  payments                                      (23,950,000)               (22,800,000)
     Other, net                                                             (21,000)                     2,000
                                                                       --------------            ---------------
  Net cash provided by financing activities                               3,229,000                  3,902,000
                                                                       --------------            ---------------
  Net increase (decrease) in cash                                          (324,000)                    62,000
  Cash at beginning of period                                             1,025,000                    814,000
                                                                       --------------            ---------------
  Cash at end of period                                                $    701,000              $     876,000
                                                                       ==============            ===============





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                     CACHE, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring to present fairly the financial position of the Company at June 29, 1996 and December 30, 1995, and the results of operations for the twenty-six and thirteen week periods ended June 29, 1996 and July 1, 1995 and consolidated statements of cash flows for the twenty-six weeks then ended.

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


2.   NET INCOME OR LOSS PER SHARE
     ----------------------------

     Net income or loss per share has been computed based on the weighted average number of shares of common stock outstanding for the twenty-six and thirteen week periods ended June 29, 1996 and July 1, 1995.

     The approximate number of shares used in the computations of income per common share were 9,091,000, for the twenty-six and thirteen week periods ended June 29, 1996 and July 1, 1995, respectively.


3.   PROPERTY AND EQUIPMENT
     ----------------------
                                        June 29,       December 30,
                                         1996             1995
                                     ------------      ------------

     Leasehold improvements          $15,739,000       $15,661,000
     Furniture, fixtures and
       equipment                      14,381,000        13,170,000
                                     ------------      -----------
                                      30,120,000        28,831,000
     Less: accumulated depreciation
       and amortization               13,880,000        12,254,000
                                     ------------      -----------
                                     $16,240,000       $16,577,000
                                     ============      ===========

4.   ACCRUED LIABILITIES
     -------------------
                                        June 29,       December 30,
                                         1996             1995
                                     -----------       ------------

     Operating expenses              $  880,000        $  889,000
     Taxes, other than income taxes     627,000         1,022,000
     Leasehold additions                 90,000            52,000
     Other                              894,000           926,000
                                     -----------       -----------
                                     $2,491,000        $2,889,000
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

     The outstanding balances on the line of credit at June 29, 1996 and December 30, 1995 were $4,550,000 and $1,300,000, respectively. The related party debt is subordinated to the bank debt and therefore will not be paid prior to expiration of the bank line of credit.


6.   INDEBTEDNESS TO RELATED PARTY
     -----------------------------

     As of June 29, 1996 and December 30, 1995 the Company had outstanding, (i) a $250,000 long-term loan from a major stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 1997; and (ii) a $1,750,000 loan made by the same stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 1997. Interest on both notes accrue at 7% per year through January 31, 1997.

     In December 1994, the Company loaned a total of $913,000 to several officers of the Company. The loans are evidenced by secured promissory notes, which bear interest at the rate of 9% per annum. In September 1995, two officers repaid a total of $663,000 to the Company, while $250,000 remains outstanding at December 30, 1995 and June 29, 1996.

7.   INCOME TAXES
     ------------

     During Fiscal 1996, the Company has utilized all available net operating loss carryforwards, for federal income tax reporting purposes. The net operating loss carryforwards were due to expire at various dates through 2008. In Fiscal 1995, the Company realized for financial reporting purposes $718,000 of income tax benefits from stock option exercises. This benefit was recorded as an increase in paid-in capital. The Company had available at December 30, 1995 approximately $295,000 of alternative minimum tax carryforwards for tax reporting purposes. At December 30, 1995 and June 29, 1996, the Company's deferred tax assets were $2,135,000 and $1,617,000, respectively, also, there was no deferred tax liability. The major components of the Company's net deferred taxes at June 29, 1996 and December 30, 1995 are as follows:

                                                    June 29,    December 30,
                                                      1996          1995
                                                  -----------   ------------

Net operating loss carryforwards ("NOL'S") and
 alternative minimum tax carryforwards..........  $  474,000     $  508,000
NOL'S resulting from stock option exercises.....       ---          378,000
Deferred rent...................................     721,000        695,000
Inventory cost capitalization...................     290,000        348,000
Other...........................................     132,000        206,000
                                                  -----------    -----------
                                                  $1,617,000     $2,135,000
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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company's primary need for capital is to finance new store merchandise inventories, as well as the construction of new stores. During the twenty-six weeks ended June 29, 1996, the Company increased bank borrowings ($3,250,000), and reduced cash ($324,000) to partially offset the cost of inventory purchases ($1,732,000), and the Company's new store expansion and remodeling program ($1,436,000). Cash used by operations increased to $2,117,000 in 1996 from $805,000 in 1995, primarily due to the increase in inventory. Inventories increased $1,732,000, principally due to increased average store inventory levels at June 29, 1996, as compared to fiscal year-end post-holiday inventory levels, as well as due to the addition of six new stores in 1996. Accounts payable decreased $2,802,000 and accrued expenses decreased $596,000 during the period, as the Company paid for merchandise and expenses accrued at the end of Fiscal 1995.

     The Company plans to open a total of approximately thirteen new stores during 1996. The Company opened four stores in March, one store in April and one store in May 1996. The remaining stores are expected to be opened during late summer and fall of 1996. After deducting construction allowances paid to the Company by its landlords, the Company has spent $1,436,000 through June 29, 1996 and expects to spend an additional $2,000,000 in 1996 for both new store and existing store construction and remodeling. The Company anticipates that it will finance new store construction and remodeling in 1996 primarily by cash flow from operations and its existing credit facilities. The Company closed three stores in January 1996, the store closures had no material effect on net income for the thirteen week period. The Company believes that given the sources of credit discussed above, its financial resources will be sufficient to meet anticipated requirements.

RESULTS OF OPERATIONS
- ---------------------

     The Company experienced a decrease in net income, for the twenty-six week period ended June 29, 1996 which was primarily caused by a 1.8% decrease in comparative store sales. During the thirteen week period ended June 29, 1996, the additional sales generated by new stores opened in 1995 and 1996, as well as strong Easter sales, caused an increase in sales and net income, as compared to Fiscal 1995.

     Certain financial data concerning the Company's results of operations for the twenty-six and thirteen week periods ended June 29, 1996 and July 1, 1995, expressed as a percentage of net sales, are as follows:


                               Twenty-six Weeks Ended   Thirteen Weeks Ended
                               ----------------------   --------------------
                                 June 29,    July 1,    June 29,   July 1,
                                  1996        1995       1996       1995
                               ---------     --------   --------   ---------
Sales                             100.0%      100.0%     100.0%     100.0%
Cost of sales, including
 occupancy and buying expenses     65.6%       65.8%      65.7%      66.6%
Selling, general and
 administrative expenses           31.7%       30.6%      30.0%      29.6%
Operating income                    2.7%        3.6%       4.3%       3.8%
Interest expense                     .3%         .5%        .3%        .5%
Income tax provision                 .9%        1.1%       1.5%       1.2%
Net income                          1.5%        2.0%       2.5%       2.1%

Sales
- -----

     Net sales increased $4,197,000 or 7.4% and $1,900,000 or 6.2%, respectively, during the twenty-six and thirteen week periods ended June 29, 1996, versus the comparable periods in 1995. The increases were primarily due to the greater number of stores open during the 1996 periods. Comparable store sales decreased 1.8% and 1.7% for the twenty-six and thirteen week periods in 1996, as compared to the comparable periods in 1995.

     Historically, sales at new stores do not achieve the same levels as existing, established stores. New stores generally begin to perform as well as existing stores during their second and third year of operation. Sales on a weighted average basis for the twenty-six and thirteen week periods ended June 29, 1996 and July 1, 1995 were as follows:

                               Twenty-six Weeks Ended   Thirteen Weeks Ended
                              -----------------------  -----------------------
                                 June 29,    July 1,      June 29,   July 1,
                                  1996        1995         1996       1995
                              ----------- -----------  ----------- -----------

Sales                         $61,029,000 $56,832,000  $32,722,000 $30,822,000

Weighted Average Stores
 Open During Period                 151.7       134.3        153.8       138.3

Net Sales Per Weighted
 Average Number of Stores     $   402,000 $   423,000  $   213,000 $   223,000

Net Weighted Average Sales
 per square foot              $    202.88 $    205.82  $    107.66 $    109.50

Stores Open at End
 of Period                            155         139          155         139


Costs and expenses
- ------------------

     Cost of sales, including occupancy and buying costs, increased $2,639,000 or 7.1% for the twenty-six weeks ended June 29, 1996, versus the similar period in 1995. The increase was primarily due to the increase in sales and the related cost of merchandise for those sales, as well as a $828,000 increase in occupancy expenses, primarily due to the additional stores in operation during the 1996 versus 1995. As a percentage of sales, cost of sales, including the occupancy expenses, decreased 0.2%, (65.6% versus 65.8%) for the twenty-six week period ended June 29, 1996, versus the comparable period in 1995. The decrease was primarily due to lower markdowns in 1996, as a percent of sales. The Company takes markdowns for several reasons such as; changes in customer preference, seasonal adaptation, changes in style or if it is determined merchandise in stock will not sell at its currently marked price.

     Cost of sales, including occupancy and buying costs, increased $978,000 or 4.8% for the thirteen weeks ended June 29, 1996, versus the similar 1995 period. The increase was primarily due to the increase in sales and the related cost of the merchandise for those sales, and a $380,000 increase in occupancy, due to the additional stores in operation during 1996 versus 1995. As a percentage of sales, cost of sales, including occupancy and buying expenses, decreased .9% (65.7% versus 66.6%) for the thirteen weeks ended June 29, 1996, versus the comparable period in 1995. The decrease was primarily due to lower markdowns, both in dollars and as a percent of sales, versus the comparable period in 1995.

Selling, general and administrative expenses
- --------------------------------------------

     Selling, general and administrative expenses ("S,G&A") increased $1,977,000 or 11.4% during the twenty-six week period ended June 29, 1996 versus the comparable period in 1995. The increase was primarily due to greater payroll and payroll taxes ($1,010,000), credit card fees ($73,000), freight charges ($166,000), depreciation ($322,000) and licenses and taxes ($130,000). As a percentage of sales, these expenses increased 1.1% (31.7% versus 30.6%) for the twenty-six weeks ended June 29, 1996 versus the similar 1995 period. The increase was due primarily to the effects of a 1.8% decrease in comparable store sales, experienced in the current twenty-six week period, upon S,G&A expenses, which are relatively fixed in nature.

     Selling, general and administrative expenses increased $685,000 or 7.5% during the thirteen weeks ended June 29, 1996, versus the comparable period in 1995. The increase was due to greater payroll and payroll taxes ($298,000), insurance ($60,000), licenses and taxes ($53,000), freight charges ($118,000) and depreciation ($121,000). As a percentage of sales, these expenses increased 0.4% (30.0% versus 29.6%) for the thirteen weeks ended June 29, 1996 versus the similar 1995 period. The increase was due primarily to the effects of a 1.7% decrease in comparable store sales, experienced in the current thirteen week period, upon S,G&A expenses, which are relatively fixed in nature.

Interest expense
- ----------------

     Interest expense decreased $92,000 (33.0%) and $65,000 (41.9%), respectively, for the twenty-six and thirteen week periods ended June 29, 1996 versus the comparable period in 1995, primarily due to lower average borrowing levels in 1996. Decreased interest expense was also due to lower average borrowing rates in 1996, as compared to 1995.

Income taxes
- ------------

     Income tax expense provisions were $542,000 and $492,000 for the twenty-six and thirteen week periods ended June 1996, as compared to $647,000 and $366,000, respectively, in 1995. In 1996 and 1995, the Company's effective tax rate is 37.5% and 36.5%, respectively. The Company's effective rate increased in 1996 primarily due to higher state franchise tax accruals as most state net operating loss carryforwards have been fully utilized.

PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a) The annual meeting of shareholders of the Company was held on June 25, 1996.

       (b) All members of the current Board of Directors were re-elected as such for the next ensuing year. The names of each elected Director are: Andrew M. Saul, Joseph E. Saul, Morton J. Schrader, Mark E. Goldberg, Mae Soo Hoo, Thomas E. Reinckens and Roy C. Smith.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

          NONE

(b)  Reports on Form 8-K

          NONE

                                            Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CACHE, INC.
                                      (Registrant)




July 31, 1996                  BY:  /s/ Thomas E. Reinckens
                                    -----------------------------
                                        Thomas E. Reinckens
                                    On behalf of Cache, Inc.
                                    and in his capacity as
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Principal Accounting Officer)

                                          EXHIBIT 11.1
                 CALCULATION OF PRIMARY AND FULLY DILUTED EARNINGS PER COMMON SHARE

                     (In thousands except per share data)




                                                                 TWENTY-SIX                               THIRTEEN
                                                                 WEEKS ENDED                              WEEKS ENDED
                                                        ----------------------------             ----------------------------
                                                           June 29,      July 1,                    June 29,      July 1,
                                                             1996          1995                       1996          1995
                                                        ----------------------------             ----------------------------
  EARNINGS
  --------
  Net Income Applicable
       to Common Stockholders                           $     902,000 $   1,124,000              $     819,000 $     643,000

                                                        ============================             ============================
  PRIMARY SHARES
  --------------
  Weighted Average Number of
      Common Shares Outstanding                             9,091,000     9,091,000                  9,091,000     9,091,000

  Assuming Conversion of
       Outstanding Stock Options
       and Stock Warrants                                     ---           ---                        ---           ---

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method                           ---           ---                        ---           ---
                                                         ---------------------------             ----------------------------
  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                                           9,091,000     9,091,000                  9,091,000     9,091,000
                                                         ===========================             ============================

  Primary Earnings Per Share                                    $0.10         $0.12                      $0.09         $0.07
                                                         ===========================             ============================


  FULLY DILUTED EARNINGS PER SHARE
  --------------------------------

  Weighted Average Number of
      Common Shares Outstanding                             9,091,000     9,091,000                  9,091,000     9,091,000

  Assuming Conversion of
       Outstanding Stock Options
       and Stock Warrants                                     ---           ---                        ---           ---

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method                           ---           ---                        ---           ---
                                                         ---------------------------             ----------------------------
  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                                           9,091,000     9,091,000                  9,091,000     9,091,000
                                                         ===========================             ============================

  Fully Diluted Earnings Per Share                              $0.10         $0.12                      $0.09         $0.07
                                                         ===========================             ============================


