Form 10-Q
period 1996-09-28
CACHE INC
filed 1996-11-12
CIK 350199

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 28, 1996

                                   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from............... to ...............
Commission File Number: 0-10345

                            CACHE, INC.
----------------------------------------------------------------
       (Exact name of registrant as specified in its Charter)

          Florida                          59-1588181
------------------------------- ---------------------------------
(State or other jurisdiction of (IRS Employer Identification No.)
 incorporation or organization)

              1460 Broadway, New York, New York         10036
-----------------------------------------------------------------
             (Address of principal executive offices)  (zip code)

                          212-575-3200
       ----------------------------------------------------
       (Registrant's telephone number, including area code)


                             ------
--------------------------------------------------------------
(Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X     NO
                             -----     -----


             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,091,338
--------------------------       --------------------------------
Class of Stock Outstanding       Outstanding at November 12,1996

                      CACHE, INC. AND SUBSIDIARIES
                                  INDEX




                                                              PAGE

CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS, SEPTEMBER 28, 1996
          AND DECEMBER 30, 1995                                 3


STATEMENTS OF OPERATIONS
   THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996
          AND SEPTEMBER 30, 1995                                4
   THIRTEEN WEEKS ENDED SEPTEMBER 28, 1996
          AND SEPTEMBER 30, 1995                                5


STATEMENTS OF CASH FLOWS
   THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996
          AND SEPTEMBER 30, 1995                                6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          7-9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                       9-12


OTHER INFORMATION:
   EXHIBIT INDEX AND REPORTS ON FORM 8-K                       13
   SIGNATURES                                                  14

                               CACHE, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)



                                                                  September 28,        December 30,
                                                                        1996                 1995
                                                                ----------------     ----------------
  ASSETS

  Current assets:
          Cash and equivalents                                  $        605,000     $      1,025,000
          Receivables                                                  1,758,000            1,331,000
          Notes receivable from related parties                          250,000              250,000
          Inventories                                                 17,121,000           15,803,000
          Deferred income taxes                                        1,746,000            1,383,000
          Prepaid expenses                                               372,000              589,000
                                                                ----------------     ----------------
                               Total current assets                   21,852,000           20,381,000


  Property and equipment, net                                         16,555,000           16,577,000

  Other assets                                                           199,000              188,000
  Deferred income taxes                                                  822,000              901,000
                                                                ----------------     ----------------
                                                                $     39,428,000     $     38,047,000
                                                                ================     ================

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
          Accounts payable                                      $      9,329,000     $      9,376,000
          Accrued compensation                                         1,111,000              749,000
          Accrued liabilities                                          2,735,000            2,889,000
                                                                ----------------     ----------------
                               Total current liabilities              13,175,000           13,014,000

  Long-term bank debt                                                  2,550,000            1,300,000
  Subordinated indebtedness to related party                           2,000,000            2,000,000
  Other liabilities                                                    2,020,000            2,103,000

  Commitments and contingencies


  STOCKHOLDERS' EQUITY

         Common stock, par value $.01; authorized, 20,000,000
           shares; issued and outstanding 9,091,338 shares
           at September 28, 1996 and  December 30, 1995                   91,000               91,000
         Additional paid-in capital                                   19,564,000           19,564,000
         Retained earnings (deficit)                                      28,000              (25,000)
                                                                ----------------     ----------------
                               Total stockholders' equity             19,683,000           19,630,000
                                                                ----------------     ----------------
                                                                $     39,428,000     $     38,047,000
                                                                ================     ================


 The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                                         3


                                          CACHE, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                        FOR THE THIRTY-NINE WEEKS ENDED
                                                  (Unaudited)

                                                                  September 28,        September 30,
                                                                       1996                 1995
                                                                ----------------     ----------------
  Net sales                                                     $     90,015,000     $     84,000,000
                                                                ----------------     ----------------
  Costs and expenses
      Cost of sales, including occupancy and buying costs             60,572,000           56,096,000
      Selling, general and administrative expenses                    29,062,000           26,460,000
                                                                ----------------     ----------------
                                                                      89,634,000           82,556,000
                                                                ----------------     ----------------

  Operating income                                                       381,000            1,444,000

  Interest expense
     Related party                                                       105,000              105,000
     Other                                                               191,000              330,000
                                                                ----------------     ----------------
                                                                         296,000              435,000
                                                                ----------------     ----------------

  Income before income taxes                                              85,000            1,009,000

  Income tax provision                                                    32,000              362,000
                                                                ----------------     ----------------


  Net income                                                    $         53,000     $        647,000
                                                                ================     ================



  Net income per share                                                      $.01                 $.07
                                                                ================     ================



  Weighted average number of shares and
     share equivalents outstanding                                     9,091,000            9,091,000
                                                                ================     ================





  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                         4

                                        CACHE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                        FOR THE THIRTEEN WEEKS ENDED
                                                (Unaudited)


                                                                  September 28,         September 30,
                                                                        1996                 1995
                                                                ----------------     ----------------

  Net sales                                                     $     28,986,000     $     27,168,000
                                                                ----------------     ----------------
  Costs and expenses
      Cost of sales, including occupancy and buying costs             20,530,000           18,693,000
      Selling, general and administrative expenses                     9,706,000            9,081,000
                                                                ----------------     ----------------
                                                                      30,236,000           27,774,000
                                                                ----------------     ----------------

  Operating loss                                                      (1,250,000)            (606,000)

  Interest expense
     Related party                                                        35,000               35,000
     Other                                                                74,000              121,000
                                                                ----------------     ----------------
                                                                         109,000              156,000
                                                                ----------------     ----------------

  Loss before income taxes                                            (1,359,000)            (762,000)

  Income tax benefit                                                    (510,000)            (285,000)
                                                                ----------------     ----------------

  Net loss                                                      $       (849,000)    $       (477,000)
                                                                ================     ================


  Net loss per share                                                      ($.09)               ($.05)
                                                                ================     ================

  Weighted average number of shares and
     share equivalents outstanding                                     9,091,000            9,091,000
                                                                ================     ================



  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                         5



                                           CACHE, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          FOR THE THIRTY-NINE WEEKS ENDED
                                                    (Unaudited)

                                                                  September 28,        September 30,
                                                                       1996                 1995
                                                                ----------------     ----------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  -------------------------------------

  Net income                                                    $         53,000     $        647,000
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                  2,572,000            2,137,000
        Accrual of future rent escalations                               169,000              164,000

  Change in assets and liabilities:
  Increase in receivables                                               (427,000)            (237,000)
  Decrease in notes receivable from related parties                        ---                663,000
  Increase in inventories                                             (1,318,000)          (1,674,000)
  Increase in deferred income taxes                                     (284,000)             (42,000)
  Decrease in prepaid expenses                                           217,000              234,000
  Decrease in accounts payable                                           (47,000)             (61,000)
  Increase  in accrued liabilities and accrued compensation              208,000              249,000
                                                                ----------------     ----------------

     Total changes in assets and liabilities                          (1,651,000)            (868,000)
                                                                ----------------     ----------------
  Net cash provided by operating activities                            1,143,000            2,080,000
                                                                ----------------     ----------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  -------------------------------------

     Proceeds from property and equipment disposals                       20,000               22,000
     Payments for property and equipment                              (2,668,000)          (4,647,000)
                                                                ----------------     ----------------
  Net cash used in investing activities                               (2,648,000)          (4,625,000)
                                                                ----------------     ----------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  -------------------------------------

     Long-term bank debt additional borrowings                        36,150,000           61,500,000
     Long-term bank debt principal repayments                        (34,900,000)         (59,050,000)
     Other, net                                                         (165,000)             (29,000)
                                                                ----------------     ----------------
  Net cash provided by financing activities                            1,085,000            2,421,000
                                                                ----------------     ----------------
  Net decrease in cash                                                  (420,000)            (124,000)
  Cash at beginning of period                                          1,025,000              814,000
                                                                ----------------     ----------------
  Cash at end of period                                         $        605,000     $        690,000
                                                                ================     ================




  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                         6

                                 CACHE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring to present fairly the financial position of the Company at September 28, 1996 and December 30, 1995, and the results of operations for the thirty-nine and thirteen week periods ended September 28, 1996 and September 30, 1995 and consolidated statements of cash flows for the thiry-nine weeks then ended.

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


2.   NET INCOME OR LOSS PER SHARE
     ----------------------------

     Net income or loss per share has been computed based on the weighted average number of shares of common stock outstanding for the thirty-nine and thirteen week periods ended September 28, 1996 and September 30, 1995.

     The approximate number of shares used in the computations of income per common share were 9,091,000, for the thirty-nine and thirteen week periods ended September 28, 1996 and September 30, 1995, respectively.


3.   PROPERTY AND EQUIPMENT
     ----------------------
                                     September 30,     December 30,
                                         1996             1995
                                     ------------      ------------

     Leasehold improvements          $15,948,000       $15,661,000
     Furniture, fixtures and
       equipment                      15,282,000        13,170,000
                                     ------------      ------------
                                      31,230,000        28,831,000
     Less: accumulated depreciation
       and amortization               14,675,000        12,254,000
                                     ------------      ------------
                                     $16,555,000       $16,577,000
                                     ============      ============

4.   ACCRUED LIABILITIES
     -------------------
                                     September 28,     December 30,
                                         1996             1995
                                     ------------      -----------

     Operating expenses              $  954,000        $  889,000
     Taxes, other than income taxes     738,000         1,022,000
     Leasehold additions                146,000            52,000
     Other                              897,000           926,000
                                     ------------      -----------
                                     $2,735,000        $2,889,000
                                     ============      ===========


5.   BANK DEBT
     ---------

     During August 1996, the Company reached an agreement with its bank to extend the maturity of the existing Revolving Credit Facility until January 31, 2000. Pursuant to the Amended Revolving Credit Facility, $12,000,000 is available until expiration of the agreement. The amounts outstanding thereunder bear interest at a maximum per annum rate up to .50% above the bank's prime rate. The agreement contains selected financial and other covenants including covenants to maintain a minimum current ratio, a maximum debt to equity and total equity ratio, a maximum capital expenditure covenant, a minimum earnings to bank interest coverage ratio and certain restrictions on the repayment of principal amounts due to related parties. The agreement prohibits the payment of any dividends on the Company's common stock. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables.

     The outstanding balances on the line of credit at September 28, 1996 and December 30, 1995 were $2,550,000 and $1,300,000, respectively. The related party debt is subordinated to the bank debt and repayment is subject to terms contained in the amended revolving credit agreement.

6.   INDEBTEDNESS TO RELATED PARTY
     -----------------------------

     As of September 28, 1996 and December 30, 1995 the Company had outstanding, (i) a $250,000 long-term loan from a major stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 1997; and (ii) a $1,750,000 loan made by the same stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 2000. Interest on both notes accrue at 7% per year through January 31, 2000. The Company may make loan repayments of $1,000,000 each on December 31, 1997 and December 31, 1998, subject to the Tangible Net Worth covenant contained in the Amended Revolving Credit Facility.

     In December 1994, the Company loaned a total of $913,000 to several officers of the Company. The loans are evidenced by secured promissory notes, which bear interest at the rate of 9% per annum. In September 1995, two officers repaid a total of $663,000 to the Company, while $250,000 remains outstanding at December 30, 1995 and September 28, 1996.

7.   INCOME TAXES
     ------------

     At September 28, 1996, the Company has available net operating loss carryforwards of approximately $1,600,000, for federal income tax reporting purposes. The net operating loss carryforward is expected to be fully utilized at December 28, 1996. The net operating loss carryforwards were due to expire at various dates through 2008. In Fiscal 1995, the Company realized for financial reporting purposes $718,000 of income tax benefits from stock option exercises. This benefit was recorded as an increase in paid-in capital. The Company had available at December 30, 1995 approximately $295,000 of alternative minimum tax carryforwards for tax reporting purposes. At December 30, 1995 and September 28, 1996, the Company's deferred tax assets were $2,135,000 and $2,059,000, respectively, also, there was no deferred tax liability.


8.   CONTINGENCIES
     -------------

     The Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters is not presently expected to have a material adverse effect upon the Company's financial position and results of operations.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary need for capital is to finance new store merchandise inventories, as well as the construction of new stores. During the thirty-nine weeks ended September 28, 1996, the Company increased bank borrowings ($1,250,000), reduced cash on hand ($420,000), and used cash provided by operations ($1,143,000), to offset the cost of the Company's new store expansion and remodeling program ($2,668,000). Cash provided by operations decreased to $1,143,000 in 1996 from $2,080,000 in 1995, primarily due to reduced profitability and notes receivable repayments of $663,000 in Fiscal 1995. Inventories increased $1,318,000, principally due to increased average store inventory levels at September 28, 1996, as compared to fiscal year-end post-holiday inventory levels, as well as due to the net addition of six new stores in 1996. Receivables increased $427,000 during the periods, primarily due to accrual of construction reimbursements, due from landlords, for stores built in Fiscal 1996.

     The Company plans to open a total of approximately fourteen new stores during 1996. The Company has already opened twelve stores as of September 28, 1996 and two additional stores will open in the fourth quarter. After deducting construction allowances paid to the Company by its landlords, the Company has spent $2,668,000 through September 28, 1996 and expects to spend an additional $500,000 in 1996 for both new store and existing store construction and remodeling. The Company anticipates that it will finance new store construction and remodeling in 1996 primarily by cash flow from operations and its existing credit facilities. The Company closed three stores in January 1996, one store in July 1996, and one store in September 1996. The store closures had no material effect on net income. The Company believes that given the sources of credit discussed above, its financial resources will be sufficient to meet anticipated requirements.

RESULTS OF OPERATIONS
---------------------

     The Company experienced a decrease in net income, for the thirty-nine week period ended September 28, 1996, which was primarily caused by a one percent decrease in comparative store sales. Higher markdowns, both in dollars and as a percent of sales, contributed to reduced gross margins for the current thirty-nine week period as compared to Fiscal 1995. During the thirteen week period ended September 28, 1996, the additional sales generated by new stores opened in 1995 and 1996 did not offset the increase in operating expenses related to these new stores, resulting in a decrease in net income as compared to Fiscal 1995. Higher markdowns, incurred during the current thirteen week period, also contributed to reduced gross margins as compared to the Fiscal 1995 period.

     Certain financial data concerning the Company's results of operations for the thirty-nine and thirteen week periods ended September 28, 1996 and September 30, 1995, expressed as a percentage of net sales, are as follows:


                                Thirty-nine Weeks Ended  Thirteen Weeks Ended
                                -----------------------  --------------------
                                 Sept. 28,   Sept. 30,   Sept. 28,  Sept. 30,
                                  1996        1995        1996       1995
                                -----------------------  --------------------
Sales                             100.0%      100.0%      100.0%     100.0%
Cost of sales, including
 occupancy and buying expenses     67.3%       66.8%       70.8%      68.8%
Selling, general and
 administrative expenses           32.3%       31.5%       33.5%      33.4%
Operating income (loss)              .4%        1.7%       (4.3%)     (2.2%)
Interest expense                     .3%         .5%         .4%        .6%
Pre-tax income (loss)                .1%        1.2%       (4.7%)     (2.8%)
Income taxes (benefit)               --          .4%       (1.8%)     (1.0%)
Net income (loss)                    .1%         .8%       (2.9%)     (1.8%)



Sales
-----

     Net sales increased $6,015,000 or 7.2% and $1,818,000 or 6.7%, respectively, during the thirty-nine and thirteen week periods ended September 28, 1996, versus the comparable periods in 1995. The increases were primarily due to the greater number of stores open during the 1996 periods. Same store sales (sales for stores open at least one year or more) decreased 1% as compared to the comparable thirty-nine week period in 1995, and was flat as compared to the comparable thirteen week period in 1995.

     Historically, sales at new stores do not achieve the same levels as existing, established stores. New stores generally begin to perform as well as existing stores during their second and third year of operation. Sales on a weighted average basis for the thirty-nine and thirteen week periods ended September 28, 1996 and September 30, 1995 were as follows:

                               Thirty-nine Weeks Ended   Thirteen Weeks Ended
                               -----------------------  ----------------------
                                 Sept. 28,  Sept. 30,     Sept. 28,  Sept. 30,
                                  1996       1995          1996      1995
                               -----------------------  ----------------------

Sales                         $90,015,000 $84,000,000  $28,986,000 $27,168,000

Weighted Average Stores
 Open During Period                 153.2       136.9        156.3       142.3

Net Sales Per Weighted
 Average Number of Stores     $   587,000 $   613,000  $   185,000 $   191,000

Net Weighted Average Sales
 per square foot              $    283.00 $    296.00  $     89.00 $     92.00

Stores Open at End
 of Period                            158         147          158         147


Costs and expenses
------------------

     Cost of sales, including occupancy and buying costs, increased $4,476,000 or 8.0% for the thirty-nine weeks ended September 28, 1996, versus the similar period in 1995. The increase was primarily due to the increase in sales and the related cost of merchandise for those sales, higher markdowns, and a $1,278,000 increase in occupancy expenses, primarily due to the additional stores in operation during the 1996 versus 1995. As a percentage of sales, cost of sales, including the occupancy expenses, increased 0.5%, (67.3% versus 66.8%) for the thirty-nine week period ended September 28, 1996, versus the comparable period in 1995. Markdowns, both in dollars and as a percentage of sales, increased in 1996 as compared to the 1995 period. The Company takes markdowns for several reasons such as; changes in customer preference adaptation, changes in style or if it is determined merchandise in stock will not sell at its currently marked price. The increase was also due to higher occupancy costs, both in dollars and as a percent of sales, versus the comparable period in 1995.

     Cost of sales, including occupancy and buying costs, increased $1,837,000 or 9.8% for the thirteen weeks ended September 28, 1996, versus the similar 1995 period. The increase was primarily due to the increase in sales and the related cost of the merchandise for those sales, higher markdowns, and a $450,000 increase in occupancy expenses due to the additional stores in operation during 1996 versus 1995. As a percentage of sales, cost of sales, including occupancy and buying expenses, increased 2.0% (70.8% versus 68.8%) for the thirteen weeks ended September 28, 1996, versus the comparable period in 1995. Markdowns, both in dollars and as a percent of sales, were higher than the comparable 1995 period. The increase was also due to higher occupancy costs, both in dollars and as a percent of sales, versus the comparable period in 1995.

Selling, general and administrative expenses
--------------------------------------------

     Selling, general and administrative expenses increased $2,602,000 or 9.8% during the thirty-nine week period ended September 28, 1996, versus the comparable period in 1995. The increase was primarily due to greater payroll and payroll taxes ($1,312,000), credit card fees ($89,000), freight ($236,000), depreciation ($436,000) and licenses and taxes ($199,000). As a percentage of sales these expenses increased 0.8% (32.3% versus 31.5%) for the thirty-nine weeks ended September 28, 1996 versus the similar 1995 period. The increase, as a percent of sales, was due primarily to lower comparable store sales experienced in the current thirty-nine week period.

     Selling, general and administrative expenses increased $625,000 or 6.9% during the thirteen weeks ended September 28, 1996, versus the comparable period in 1995. The increase was due to greater payroll and payroll taxes ($302,000), licenses and taxes ($69,000), freight ($70,000) and depreciation ($114,000).
As a percentage of sales these expenses increased .1% (33.5% versus 33.4%) for the thirteen weeks ended September 28, 1996 versus the similar 1995 period. Fiscal 1995 results were impacted by a $100,000 one-time charge related to the resignation of two officers.

Interest expense
----------------

     Interest expense decreased $139,000 (32.0%) and $47,000 (30.1%), respectively, for the thirty-nine and thirteen week periods ended September 28, 1996 versus the comparable period in 1995, primarily due to lower average borrowing levels in 1996, as well as lower average borrowing rates in 1996, as compared to 1995.

Income taxes
------------

     An income tax expense provision of $32,000 and a tax benefit of $510,000 were accrued, for the thirty-nine and thirteen week periods ended September 28, 1996, as compared to an income tax provision of $362,000 and a tax benefit of $285,000, respectively, in 1995. In 1996 and 1995, the Company's effective tax rate is 37.5% and 36.5%, respectively. The Company's effective rate increased in 1996, primarily due to higher state franchise tax accruals, due to the fact that most state net operating loss carryforwards have been fully utilized.

PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     11.1 Calculations of primary and fully diluted earnings per common share.

(b)  Reports on Form 8-K

          NONE

                                     Signature
                                     ---------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CACHE, INC.
                                      (Registrant)




November 11, 1996              BY:  /s/ Thomas E. Reinckens
                                    -----------------------------
                                        Thomas E. Reinckens
                                    On behalf of Cache, Inc.
                                    and in his capacity as
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Principal Accounting Officer)




                                    EXHIBIT 11.1

         CALCULATION OF PRIMARY AND FULLY DILUTED EARNINGS PER COMMON SHARE

                           (In thousands except per share data)


                                                           THIRTY-NINE                          THIRTEEN
                                                           WEEKS ENDED                         WEEKS ENDED
                                                 -------------------------------    ----------------------------------
                                                   September 28,   September 30,      September 28,      September 30,
                                                        1996            1995               1996               1995
                                                 -------------------------------    ----------------------------------
  EARNINGS
  --------
  Net Income (Loss) Applicable
       to Common Stockholders                     $       53,000  $      647,000     $       (849,000)  $     (477,000)
                                                  ==============  ==============     ================   ==============

  PRIMARY SHARES
  --------------
  Weighted Average Number of
      Common Shares Outstanding                       9,091,000        9,091,000            9,091,000         9,091,000

  Assuming Conversion of
       Outstanding Stock Options                        ---              ---                  ---               ---

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method                     ---              ---                  ---               ---
                                                 -------------------------------     ----------------------------------
  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                                     9,091,000        9,091,000            9,091,000         9,091,000
                                                 ===============================     ==================================

  Primary Earnings (Loss) Per Share                       $0.01            $0.07               ($0.09)           ($0.05)
                                                 ===============================     ==================================

  FULLY DILUTED EARNINGS PER SHARE
  --------------------------------
  Weighted Average Number of
      Common Shares Outstanding                       9,091,000        9,091,000            9,091,000         9,091,000

  Assuming Conversion of
       Outstanding Stock Options                        ---              ---                  ---               ---

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method                     ---              ---                  ---               ---
                                                 -------------------------------      ---------------------------------
  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                                     9,091,000        9,091,000            9,091,000         9,091,000
                                                 ===============================      =================================


  Fully Diluted Earnings (Loss) Per Share                 $0.01            $0.07               ($0.09)           ($0.05)
                                                 ===============================      =================================
