Form 10-K405
period 1996-12-28
CACHE INC
filed 1997-03-18
CIK 350199

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

  X   Annual Report pursuant to Section 13 or 15 (d) of the Securities
------
      Exchange Act of 1934
For the fiscal year ended                        December 28, 1996
                                    or

      Transition Report pursuant to Section 13 or 15(d) of the Securities
------
      Exchange Act of 1934
For the transition period from                 to
                               ----------------  -------------------------

                         Commission file number 0-10345

                                   Cache, Inc.
--------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          Florida                                      59-1588181
-------------------------------          ---------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization

            1460 Broadway, New York, New York           10036
--------------------------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:   (212) 575-3200

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $.01 par value
--------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                       Yes    X            No
                          --------           ---------
As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price in the NASDAQ National Market) was approximately $10.5 million.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of February 28, 1997, 9,091,338 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information included in the Registrant's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders has been incorporated by reference into Part III (Items 10, 11, 12, and 13) of this report on Form 10-K.

                                 CACHE, INC.

                            FORM 10-K ANNUAL REPORT

                                DECEMBER 28, 1996

                                TABLE OF CONTENTS



                                                                       Page


                                     PART I
                                     ------
Item 1.     Business..............................................      1
Item 2.     Properties............................................      8
Item 3.     Legal Proceedings.....................................      8
Item 4.     Submission of Matters to a Vote of Security
            Holders...............................................      9


                                     PART II
                                     -------
Item 5.     Market for the Registrant's Common Stock and
            Related Stockholder Matters...........................     10
Item 6.     Selected Financial Data...............................     10
Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........     13
Item 8.     Financial Statements and Supplementary Data...........     18
Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure................     18

                                     PART III
                                     --------

Item 10.    Directors and Executive Officers of the Registrant....     19
Item 11.    Executive Compensation................................     19
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management........................................     19
Item 13.    Certain Relationships and Related Transactions........     19

                                     PART IV
                                     -------
Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K...........................................     20

                                     PART I
                                     ------

ITEM 1.  BUSINESS

STATEMENT REGARDING FORWARD LOOKING STATEMENTS
----------------------------------------------

     Except for the historical information and current statements contained in this Annual Report, certain matters discussed herein, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements that involve risks and uncertainties, including, without limitation, the effect of economic and market conditions and competition, the ability to open new stores and expand into new markets, and risks relating to foreign importing operations, which would cause actual results to differ materially.

GENERAL
-------

     Cache, Inc. (the "Company") owns and operates 162 women's apparel specialty stores (as of February 28, 1997), all of which are operated under the trade name "Cache". The Company specializes in the sale of high fashion women's apparel and accessories in the better to expensive price range focusing on social occasion dressing from informal get-togethers to formal black-tie affairs.

     The Company's stores currently operate in 36 states, as well as in Puerto Rico and the District of Columbia. Stores are concentrated in large metropolitan and suburban areas and are located in the finest shopping malls in the country. The typical store averages 2,000 square feet and sells better sportswear, evening wear and upscale accessories.

     The Company was incorporated in the state of Florida on April 25, 1975. The Company's principal executive offices are located at 1460 Broadway, New York, New York 10036 and its telephone number is (212) 575-3200.


MERCHANDISING
-------------

     Cache's merchandise is classified under three major categories: sportswear, dresses and accessories. The sportswear classification is the largest segment of merchandise. It encompasses casual wear, collections and separates. Average sportswear price points range from $50 to $350. The dress category includes both evening suits and selections available primarily for after five and social occasion dressing. The dress category also includes, to a lesser degree, day dress classifications. Average price points of Cache's dresses range from $150 to approximately $450. Cache accessories focus on key classifications including jewelry, belts, hats and handbags. The average price points on accessories range from $60 to $150. Gross margins do not vary significantly between the three major merchandise categories. Sales by category, (as a percent of total sales), have not varied significantly over the past several years. Fully allocated gross income percentages by classification have not varied significantly by year.

     The following table sets forth the percentage of net sales by merchandise classification;

                                   Fiscal         Fiscal         Fiscal
Merchandise Classification          1996           1995           1994
--------------------------        -------        -------        -------
Sportswear                         54.0%          57.1%          57.4%
Dresses                            37.5%          34.2%          33.4%
Accessories                         8.5%           8.7%           9.2%
                                  -------        -------        -------
                                  100.0%         100.0%         100.0%

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

     During Fiscal 1996, the Company purchased merchandise from more than 500 suppliers located in North America, Europe and Asia, as compared to approximately 500 such suppliers in 1995.

     In Fiscal 1996, the Company purchased approximately 98% of the merchandise sold from domestic vendors and approximately 2% from foreign vendors. At the present time, the Company does not anticipate it will purchase in 1997 more than 10% of the merchandise from foreign vendors. The Company's importing operations are subject to the contingencies generally associated with foreign operations, including fluctuations in currency values, customs duty increases and quota limitations. These importing contingencies have not had nor are expected to have a material impact on the Company's operating results.


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

STORE LOCATION AND EXPANSION
----------------------------

     As of February 28, 1997, the Company operated 162 stores located in 36
states, as well as Puerto Rico and the District of Columbia.   The following
table sets forth the stores that were open as of such date and the states in which such stores are located.

     Alabama        1     Maryland       3    Oklahoma         2
     Arizona        3     Massachusetts  6    Oregon           1
     California    18     Michigan       4    Pennsylvania     7
     Colorado       1     Minnesota      1    Rhode Island     1
     Connecticut    3     Mississippi    1    South Carolina   2
     Florida       23     Missouri       1    Tennessee        4
     Georgia        4     Nebraska       1    Texas           13
     Hawaii         1     Nevada         4    Virginia         5
     Illinois       5     New Jersey    11    Washington       2
     Indiana        1     New Mexico     1    Wisconsin        1
     Kansas         2     New York      10    Washington, D.C. 1
     Kentucky       2     North Carolina 4    Puerto Rico      1
     Louisiana      4     Ohio           7

     The Company opened 14 new Cache stores in 1996. Included in the 1996 store openings are first time store openings in Baton Rouge, Albuquerque and Milwaukee. The Company expects to open approximately 10 Cache stores during 1997. The Company continually reviews locations for possible new stores. Store locations are selected on the basis of several factors, including selection of a dominant fashion mall or malls within a specific geographic area, demographics, principal and "anchor" stores in the mall, location of the store within the mall, the types of other specialty stores located in the mall and terms of the lease. The following table presents information reflecting store openings and closings over the last five years:


            Stores        Stores        Stores       Stores
            Open at       Opened        Closed       Open at
            begin. of     during        during       end of      Total
   Fiscal   Fiscal        Fiscal        Fiscal       Fiscal      square
   year     year          year          year         year        footage
   ------   ---------     ------        ------       -------     -------
   1992       77            16            -           93         189,000
   1993       93            18            -          111         227,000
   1994      111            22            3          130         270,000
   1995      130            24            2          152         316,000
   1996      152            14            5          161         334,000

     During 1996, the Company remodeled four stores. The Company expects to continue remodeling selected stores during 1997. Most store remodels take from four to six weeks to complete, but rarely require closing the store. Cache spent approximately $638,000 in Fiscal 1996 to remodel four stores. The Company spent $890,000 (4 stores) and $994,000 (4 stores) on remodeling, in Fiscal 1995 and 1994, respectively. The Company closed 5 stores in 1996. The Company also closed two stores in 1995, and three stores in Fiscal 1994. Two of the stores closed in 1994 were closed as a result of the January 1994 California earthquake. None of the store closings had a material effect on the Company's financial statements.

     Cache currently has 334,000 square feet of store space as of February 28, 1997 including 14,000 square feet of store space added during 1996. The Company also added 50,000 and 43,000 square feet of store space in Fiscal 1995 and 1994, respectively. During Fiscal 1997, the Company expects to open approximately 10 new stores, which would add approximately 20,000 square feet of store space, bringing total store square footage to approximately 350,000 square feet. See "Management's Discussion and Analysis - Liquidity and Capital Resources" for a discussion of the restrictions on capital expenditures in the Company's Revolving Credit Agreement.

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

STORE OPERATIONS
----------------

     Control over store operations is the responsibility of the Director of Store Operations, who is assisted by three Regional Managers and fifteen District Managers. A typical store is staffed by a manager, assistant manager and a number of full and part-time sales personnel. Special emphasis is placed on the recruitment of fashion-conscious and career-oriented sales personnel. The Company trains the majority of new store managers in designated training stores. The Company trains most new store sales personnel on the job, stressing the Cache concept of fashion and responsiveness to customer needs. Cache store personnel are provided centralized guidance on merchandising presentation including regular updates on fashion trends in the coming seasons.

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

INFORMATION SYSTEMS
-------------------

     The Company invests in technology for the future through both hardware and software investments. The Company's point of sale store computer systems (the "POS System") offer a fully integrated device with customized software designed to help the Company maximize its business. The POS System enables cash register/terminals located in each store the ability to communicate with the host computer at the corporate office in New York.
The software includes a preferred customer tracking system, which allows sales associates and store management to review customer purchases and also to maintain customer contact with the objective of making an infrequent shopper a regular customer. The system has been modified and customized to allow Cache the ability to market particular sales events to those customers who would most likely be interested in the special event.

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

     Cache's Home Office systems are also designed to maximize efficiency. Particular emphasis has been placed on the development of support systems to enhance the Company's return on its merchandise inventory. These systems include automated tracking of fast selling merchandise, stock replenishment based upon store inventory turn and sales statistics, a merchandise test tracking system which allows buyers to review quickly, even on a daily basis, customers' response to merchandise purchased on a test basis for possible reorder, automated transfer analysis and a complete gross margin analysis by merchandise vendor, as well as gross margin department analysis systems.


ADVERTISING AND PROMOTION
-------------------------

     Cache's primary advertising tools are advertisements in print media, including Vogue, a national high fashion magazine. The Company spent $418,000, $568,000 and $469,000 on advertising in Fiscal 1996, 1995 and
1994, respectively.

EMPLOYEE RELATIONS
------------------

     As of February 28, 1997, the Company had approximately 1,175 employees, of whom 625 were full-time employees and 550 were part-time employees. None of these employees are represented by a labor union. The company considers its employee relations to be satisfactory.


COMPETITION
-----------

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


TRADEMARKS AND SERVICE MARKS
----------------------------

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

ITEM 2. PROPERTIES

     All but 2 of Cache's 162 stores are located in shopping malls. Existing stores contain from approximately 1,300 to 3,900 square feet, with the typical store averaging 2,000 square feet. The Company conducts all of its retail operations in leased facilities. Rental terms usually include a fixed minimum rent plus a percentage rent based on sales in excess of a specified amount. In addition, there is generally a charge incurred for one or more of the following: common area maintenance, utility consumption, promotional activities and/or advertising, insurance and real estate taxes. The leases expire at various dates through 2008. The Company renegotiated lease terms on three stores in 1996. Three leases were due to expire in 1997, and the Company has renewed two of these leases. The Company has several leases which contain fixed escalation clauses which are reflected in the financial statements over the life of each lease.

     For further information with respect to leased facilities, see Item 1, "Stores", Note 8 of the Notes to Consolidated Financial Statements and the tables below.

     The following table shows the number of leases for stores in operation as of February 28, 1997, which expire during the periods indicated.

                                             Number of
                                               Leases
                Fiscal Years Ending           Expiring
                -------------------          ---------
                Present - 1999.....              12
                2000 - 2002........              51
                2003 - 2005........              62
                2006 - 2008........              37
                                             ---------
                                                162
                                             =========

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

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

     The Company's executive officers are as follows:

  Name                 Age      Position
  ----                 ---      --------

  Andrew Saul          50       Chairman of the Board and Director

  Roy Smith            58       Executive Vice President/
                                Director of Store Operations and Director

  Thomas Reinckens     43       Executive Vice President/Chief Financial
                                Officer and Director

  Mae Soo Hoo          42       Executive Vice President/General
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

     Mae Soo Hoo joined the Company in February 1987 as a Vice President of Merchandising. She was also appointed to the Board of Directors on September 13, 1995 and was appointed Executive Vice President/General Merchandise Manager on that date.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 28, 1996.

                                    PART II
                                    -------


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

    (a) The principal market in which the Company's Common Stock is being traded is the NASDAQ National Market System. The stock symbol is CACH. The price range of the high and low bid information for the Company's Common Stock during 1996 and 1995, by fiscal quarters, are as follows:

                          Fiscal 1996              Fiscal 1995
                          -----------              -----------
Fiscal Period            High      Low            High      Low
-------------            ----      ---            ----      ---

First Quarter          $ 5.00     $ 2.50        $ 8.25     $ 4.63

Second Quarter         $ 7.00     $ 3.25        $ 7.63     $ 4.13

Third Quarter          $ 4.00     $ 3.00        $ 4.75     $ 3.50

Fourth Quarter         $ 4.50     $ 3.25        $ 4.00     $ 3.25



     Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

    (b) As of February 28, 1997, there were approximately 725 holders of record of the Company's Common Stock.

    (c) The Company has not declared any cash dividends during the past three years with respect to its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company's banking agreement prohibits the payment of any dividends on the Company's Common Stock through January 31, 2000.


ITEM 6.   SELECTED FINANCIAL DATA

     The following Selected Consolidated Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.


                                                                 CACHE, INC. AND SUBSIDIARIES

                                                               STORE DATA AND OPERATING RESULTS


                                                                      FISCAL YEAR ENDED
                                             -----------------------------------------------------------------
                                             DECEMBER 28,  DECEMBER 30,  DECEMBER 31,  JANUARY 1,   JANUARY 2,
                                                1996          1995          1994         1994        1993 (1)
                                             -----------------------------------------------------------------
                                                                (in thousands, except store and per share data)
STORE DATA:
--------------------------------------
      # OPEN AT END OF PERIOD                       161         152           130          111           93

      # OPEN AT BEGINNING OF PERIOD                 152         130           111           93           77

      # OPENED DURING PERIOD                         14          24            22           18           16

      # CLOSED DURING PERIOD                          5           2             3           --           --

       AVERAGE SALES PER SQUARE  FOOT (3)       $401.00     $412.00       $431.00      $428.00      $420.00

       COMPARABLE STORE SALES INCREASE (4)      FLAT             1%            6%           6%           9%

OPERATING RESULTS:
--------------------------------------
       NET SALES                               $128,986    $120,567      $104,714      $86,624      $72,605
                                             -----------------------------------------------------------------
       GROSS INCOME                              43,301      40,343        36,273       30,481       24,931

       STORE OPERATING, GENERAL AND
           ADMINISTRATIVE EXPENSES               39,771      36,747        30,619       26,471       22,410
                                             -----------------------------------------------------------------
       OPERATING INCOME                           3,530       3,596         5,654        4,010        2,521

       INTEREST EXPENSE                             383         564           273          354          490
                                             -----------------------------------------------------------------
       INCOME BEFORE INCOME TAXES,
           ACCOUNTING PRINCIPLE CHANGE
           AND EXTRAORDINARY ITEM                 3,147       3,032         5,381        3,656        2,031

       INCOME TAX PROVISION (BENEFIT)             1,181       1,120           568         (155)         743
                                             -----------------------------------------------------------------
       INCOME BEFORE EXTRAORDINARY ITEM
           AND CUMULATIVE EFFECT  OF
           ACCOUNTING PRINCIPLE CHANGE            1,966       1,912         4,813        3,811        1,288

       EXTRAORDINARY ITEM                           --          --            --           --           621

       CUMULATIVE EFFECT  OF
           ACCOUNTING PRINCIPLE CHANGE              --          --            --         1,117          --
                                             -----------------------------------------------------------------
       NET INCOME                                $1,966      $1,912        $4,813       $4,928       $1,909
                                             =================================================================
INCOME  PER  SHARE:
--------------------------------------
       INCOME BEFORE EXTRAORDINARY ITEM
           AND CUMULATIVE EFFECT  OF
           ACCOUNTING PRINCIPLE CHANGE            $0.22       $0.21         $0.53        $0.42        $0.13

       EXTRAORDINARY ITEM                           --          --            --           --         $0.07

       CUMULATIVE EFFECT  OF
           ACCOUNTING PRINCIPLE CHANGE              --          --            --         $0.13          --
                                             -----------------------------------------------------------------
       NET INCOME PER SHARE                       $0.22       $0.21         $0.53        $0.55        $0.21
                                             =================================================================
       CASH DIVIDENDS                               --          --            --           --           --

       WEIGHTED AVERAGE SHARES
          OUTSTANDING (2)                         9,091       9,091         8,793        8,771        8,546




(Footnotes for preceding page)

(1) - Results for the Fiscal year ended January 2, 1993 include 53 weeks. Results for all other periods presented include 52 weeks.

(2) - Weighted average shares for the Fiscal years ended December 28, 1996, December 30, 1995, December 31, 1994, January 1, 1994, and January 2, 1993 include 0; 0; 444,000; 732,000; and 670,000 shares, respectively, due to the potential exercise of outstanding stock options that were outstanding and exercisable in 1996, 1995, 1994, 1993 and 1992. All E.P.S. calculations reflect the one-for-four stock split for Common Stock on September 15, 1993. See Note 1 of the Notes to Consolidated Financial Statements.

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



                                                       CACHE, INC. AND SUBSIDIARIES
                                                           BALANCE SHEET DATA

                                                             FISCAL YEAR ENDED
                                      ----------------------------------------------------------------
                                      DECEMBER 28,  DECEMBER 30,  DECEMBER 31,  JANUARY 1,  JANUARY 2,
                                          1996          1995          1994          1994        1993
                                      ----------------------------------------------------------------
                                              (in thousands, except ratios and per share data)
CURRENT ASSETS                        $  23,024      $  20,381    $  19,581     $  13,665    $ 9,700


CURRENT LIABILITIES                      14,820         13,014       12,837         9,993      7,692


WORKING CAPITAL                           8,204          7,367        6,744         3,672      2,008


TOTAL ASSETS                             40,524         38,047       34,770        25,851     19,390


TOTAL LONG TERM DEBT                      2,000          3,300        3,650         2,000      3,150


STOCKHOLDERS' EQUITY                     21,596         19,630       16,430        12,175      7,224


RATIO OF CURRENT ASSETS TO
    CURRENT LIABILITIES                1.55 : 1       1.57 : 1     1.53 : 1      1.37 : 1   1.26 : 1


INVENTORY TURNOVER RATIO               5.07 : 1       5.22 : 1     5.44 : 1      6.34 : 1   6.75 : 1

CAPITAL EXPENDITURES                      3,427          5,722        5,541         3,790      2,992

DEPRECIATION AND AMORTIZATION             3,503          3,090        2,457         1,995      1,719

DEBT TO EQUITY RATIO                    .09 : 1        .17 : 1      .22 : 1       .16 : 1    .46 : 1


BOOK VALUE PER SHARE                      $2.38          $2.16        $1.81         $1.17      $0.60




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


STATEMENT REGARDING FORWARD LOOKING STATEMENTS
----------------------------------------------

     Except for the historical information and current statements contained in this Annual Report, certain matters discussed herein, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements that involve risks and uncertainties, including, without limitation, the effect of economic and market conditions and competition, the ability to open new stores and expand into new markets, and risks relating to foreign importing operations, which would cause actual results to differ materially.


Liquidity and Capital Resources
-------------------------------
     The Company's primary need for capital is to finance new store merchandise inventories, as well as the construction of new stores. During 1996, 1995 and 1994, the Company expended approximately $3,427,000, $5,722,000, and $5,541,000, respectively, for new store construction, store renovation and equipment additions. During 1996, the Company generated $5,856,000 in cash from operating activities. The 1996 expansion included fixed asset additions of approximately $2,190,000 for 14 new stores, $638,000 for remodeling existing Cache stores and $318,000 for home office computer improvements and equipment additions. This was funded primarily by operating cash flows. The Company expects to open approximately 10 stores in 1997. The Company estimates that the total capital expenditures for new stores to be opened in 1997 and remodeling of certain existing stores will be approximately $3,000,000. The Company also estimates that the average cost for initial store inventory investment at new stores ranges between $70,000 and $110,000 per store depending upon the store size and when it is opened. The capital expenditure amount includes estimated expenditures for leasehold improvements and fixtures, after landlord allowances.

     The Company repaid $1,300,000 of long-term debt in Fiscal 1996. Inventories increased $2,207,000, principally due to the expansion of 14 new stores in Fiscal 1996. Property and equipment increased $3,427,000 primarily due to the expansion of 14 new stores in Fiscal 1996 and the renovation of 4 existing stores.

     The Company's current Revolving Credit Facility may be used for either working capital or for letters of credit and will expire on January 31, 2000. Pursuant to the Revolving Credit Facility, $12,000,000 is available from August 26, 1996 until expiration at January 31, 2000. The amounts outstanding thereunder bear interest at a maximum per annum rate of .50% above the bank's prime interest rate. The agreement contains selected covenants including covenants to maintain a minimum current ratio, a maximum debt to equity and total equity ratio, a maximum capital expenditure covenant, a minimum earnings to bank interest coverage ratio and certain restrictions on the payment of principal amounts to related parties. The agreement prohibits the payment of any dividends on the Company's Common Stock. Effective upon the occurrence of an "event of default" under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. At December 28, 1996, there was no amount outstanding on the line; in addition, the Company had no letters of credit outstanding pursuant to the Revolving Credit Facility.

     Management believes that the Company's existing financial resources will be sufficient to meet anticipated requirements for operations and planned expansion during 1997.

Results of Operations
---------------------

     Results for Fiscal 1996, 1995 and 1994 include fifty-two weeks.

     For the fifty-two weeks ended December 28, 1996, the net increase of 9 stores in 1996, and lower interest expense caused an increase in net income in 1996 as compared to Fiscal 1995. The Company's efforts to limit general and administrative expense growth resulted in a reduction of general and administrative expenses as a percentage of sales in Fiscal 1996 and 1995 as compared to Fiscal 1994. Comparable store sales (sales for stores open at least one year or more), were flat in 1996, increased 1% in 1995 and increased 6% in 1994.

     Net income in Fiscal 1994 was favorably impacted by the reversal of valuation allowances ($1,450,000) recorded in Fiscal 1993, as the Company recorded higher operating profits.

     Over the last several years, the Company has begun to experience and expects to continue to experience quarterly fluctuations in net sales and net income. The Company typically experiences higher net sales and net income in the second and fourth quarters than in the first and third quarters. The Company's quarterly results of operations may also fluctuate as a result of a variety of factors, including the timing of new store openings and the net sales contributed by new stores, merchandise mix and the timing and level of markdowns. See Note 12 to the Company's consolidated financial statements on page I-17, which sets forth certain unaudited results of operations for the Company's eight fiscal quarters ended December 28, 1996.

     Certain financial data for Fiscal years 1996, 1995 and 1994 expressed as a percentage of net sales are as follows:

                                   As a Percentage of Net Sales
                                   ----------------------------
                                     1996      1995      1994
                                     ----      ----      ----
Net sales                           100.0%    100.0%    100.0%
Gross income                         33.6%     33.5%     34.6%
Store operating expenses             26.0%     25.2%     23.7%
General and administrative,
  and interest expenses               5.2%      5.8%      5.8%
Operating income                      2.4%      2.5%      5.1%




NET SALES. Net sales in Fiscal 1996 increased 7.0% over net sales in 1995. The increase was primarily due to sales from the Company's 14 new stores and the full year sales impact for the 24 stores which were opened in 1995.


     Net sales in 1995 increased 15.1% over net sales in 1994. The increase was due to comparable store sales (sales for stores open at least one year or more) increases of 1.0% at existing stores, sales from the Company's 24 new stores and the full year sales impact of the 22 stores which were opened in 1994. Comparable store sales also increased 6% in 1994, as compared to 1993.


GROSS INCOME. Gross income in Fiscal 1996 as a percentage of net sales increased by .1% from 1995 (33.6% versus 33.5%). The increase was due primarily to lower markdowns as a percent of sales. The $2,958,000 increase in gross income was directly due to higher sales in 1996 as compared to 1995 and was partially offset by an increase in occupancy expenses of $1,513,000 in 1996, primarily due to the new stores opened during 1995 and 1996.

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

STORE OPERATING EXPENSES. In Fiscal 1996, actual store operating expenses increased by $3,162,000 (10.4%) from 1995 amounts. The increase was primarily due to higher salaries, bonuses and commissions ($1,736,000), a direct result of the increase in sales and new stores opened during 1996, and increases in bank credit card processing fees ($110,000), payroll taxes ($112,000), licenses and taxes ($259,000) and freight ($290,000), all primarily due to the new stores and the full year impact of new stores added in 1995. During 1996, the Company opened 14 stores which had the effect of adding, on average, 7.0 stores in operation as compared to 1995, a 4.6% increase. As a percentage of sales, store operating expenses increased 0.8% in 1996 versus 1995 (26.0% versus 25.2%). The increase was primarily due to lower sales at new and existing stores.

     Actual store operating expenses in Fiscal 1995 increased $5,555,000 (22.4%) from 1994 amounts. The increase was due principally to higher salaries, bonuses and commissions ($3,293,000), primarily due to the increase in the average number of stores open in 1995 versus 1994. During 1995 the Company had, on average, 22.4 additional stores in operation as compared to 1994, a 19% increase. Other store operating expenses that increased in 1995 included depreciation ($643,000), payroll taxes ($306,000), insurance ($153,000), licenses and taxes ($271,000) and bank credit card processing fees ($228,000). As a percentage of sales, total store operating expenses increased 1.5% in 1995, as compared to 1994, (25.2% versus 23.7%). Increases in sales at existing and new stores were offset by increases primarily in payroll, depreciation, and credit card fees, as well as licenses and taxes.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $138,000 (2.2%) in Fiscal 1996 from 1995 amounts. The decrease was primarily due to lower payroll, travel, and group insurance expenses in 1996. As a percentage of sales, general and administrative expenses decreased to 4.9% from 5.3% in 1996.

     General and administrative expenses increased $573,000 (9.8%) in Fiscal 1995 over 1994 results. The increase was primarily due to higher payroll and payroll taxes ($606,000), as well as travel ($140,000) and was partially offset by reductions primarily in telephone, insurance and postage expenses. As a percentage of sales, general and administrative expenses decreased 0.3% to 5.3% as compared to 5.6% in 1994. The decrease was primarily attributed to the relatively fixed nature of most administrative expenses.

INTEREST EXPENSE. Interest expense decreased $181,000 or 32.1% in Fiscal 1996 as compared to 1995. The decrease was due to lower average borrowing levels during 1996, as well as, lower interest rates experienced in 1996.

     Interest expense increased by $291,000 or 106.6% in Fiscal 1995, as compared to 1994. The increase was primarily due to the retirement of preferred stock ($2,695,000) in December 1994, which created higher average borrowing levels in 1995, as well as higher average interest rates in 1995.


Income Taxes
------------

     Operating results for Fiscal 1996 and 1995 were presented on a fully taxed basis as compared to 1994 results, which included the benefits of changes in valuation allowances, as a result of the Company's adoption of SFAS 109 in 1993.

     During 1996, the Company provided $1,181,000 for income taxes, which consisted of $850,000 for federal income taxes and $331,000 for state income taxes. The effective tax rate in Fiscal 1996 was 37.5% and taxable income in Fiscal 1996 was approximately $2,816,000.

     In 1995, the Company provided $1,120,000 for income taxes which consisted of $898,000 for federal income taxes and $222,000 for state income taxes. During 1995, the Company accrued alternative minimum taxes of approximately $63,000 for federal income taxes. The effective tax rate in Fiscal 1995 was 37.0% and taxable income in Fiscal 1995 was approximately $3,250,000. In addition, the Company reversed $1,831,000 of valuation allowances in 1995 based upon utilization of net operating loss carryforwards realized in 1994 and 1995. A total of $1,288,000 of the valuation allowance reversals are included in additional paid-in capital, related to stock option exercises in 1994 and prior. As a result of the Company's continued operating profitability, which gave them further assurance that the deferred tax asset will be realized, the Company eliminated the valuation allowance in 1995.

     In 1994, the Company provided $2,018,000 for income taxes which consisted of $1,824,000 for federal income taxes and $194,000 for state income taxes. In addition, the Company received a tax benefit of $1,450,000 from the reversal of the valuation allowance recorded in 1993, due to higher operating profits. During 1994, the Company accrued alternative minimum taxes of approximately $60,000 for federal income taxes. The effective tax rate in Fiscal 1994 was 10.5% and taxable income earned in Fiscal 1994 was $5,381,000.

Impact of Inflation
-------------------

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's selected quarterly financial data is incorporated herein by reference to Note 12 to the Company's consolidated financial statements on page I-17. The Company's consolidated financial statements and financial statement schedules and the report of independent public accountants are listed at Item 14 of this Report and are included in this Form 10-K on pages I-1 through I-17.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III
                                   --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) to Form 10-K, the information called for by this Item 10 (except for the information with respect to the Company's executive officers, which information appears in Part I of this Form 10-K) is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3) to Form 10-K, the information called for by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3) to Form 10-K, the information called for by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3) to Form 10-K, the information called for by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a)  1.   Consolidated Financial Statements

          Report of Independent Public Accountants............  I-3
          Consolidated Balance Sheets.........................  I-4
          Consolidated Statements of Income...................  I-5
          Consolidated Statements of Stockholders' Equity.....  I-6
          Consolidated Statements of Cash Flows...............  I-7
          Notes to Consolidated Financial Statements..........  I-8


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

           10.2 1993 Stock Option Plan of the Company (3, Exhibit A thereof) (6)

           10.3 1994 Stock Option Plan of the Company (5, Exhibit 10.3 thereof) (6)

           10.4 Form of Option Agreement relating to Options issued under the 1994 Stock Option Plan (5, Exhibit 10.4 thereof)(6)

           10.5 Second Amended and Restated Revolving Credit Agreement (the "Credit Agreement") dated as of August 26, 1996, between Fleet Bank, N.A. (successor in interest to National Westminster Bank, New Jersey) and the Company


           10.6 Security Agreement, dated as of August 26, 1996, between the Company and Fleet Bank, N. A.

           10.7 Amended and Restated Intercreditor and Subordination Agreement, dated as of August 26, 1996, among the Company, Joseph Saul and Fleet Bank, N.A.

            10.8 Guaranty, dated as of August 26, 1996, from the Company's subsidiaries for the benefit of Fleet Bank, N.A.

            10.9 Unsecured $1,750,000 Promissory Note of the Company, dated December 14, 1993, in favor of Joseph Saul
                    (4, Exhibit 10.13 thereof)

            10.10 Unsecured $250,000 Promissory Note of the Company, dated December 14, 1993, in favor of Joseph Saul (4, Exhibit 10.14 thereof)

            10.11 Form of Promissory Note made by each of Michael Warner, Roy Smith, Thomas Reinckens and Karen
                    Hubchik to the order of the Company, in an amount equal to $600,000, $170,000, $80,000 and
                    $63,000, respectively, (5, Exhibit 10.14 thereof), (6)

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

     (2) Incorporated by reference to the Company's Current Report on Form 8-K dated September 15, 1993.

     (3) Incorporated by Reference to the Company's Definitive Proxy Statement for its 1993 Annual Meeting of Shareholders.

     (4) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

     (5) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (6) Exhibits 10.2 through 10.4 and 10.11 are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K.

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

Date:  March 17, 1997              CACHE, INC.
                                  (Registrant)


                               By: /s/ Thomas E. Reinckens
                               ---------------------------
                                      THOMAS E. REINCKENS
                                      Executive Vice President and
                                      On behalf of Cache, Inc.
                                      and in his capacity as
                                      Chief Financial Officer
                                     (Principal Financial and
                                      Principal Accounting Officer)






     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                   Title                      Date
----------                   -----                      ----
/s/ Andrew M. Saul           Chairman of the Board;     March 17, 1997
------------------           Director
    ANDREW M. SAUL          (Principal Executive
                             Officer)

/s/ Thomas E. Reinckens      Executive Vice President,  March 17, 1997
-----------------------      Director (Principal
    THOMAS E. REINCKENS      Financial Officer)


/s/ Roy C. Smith             Executive Vice President,  March 17, 1997
----------------             Director
    ROY C. SMITH

/s/ Mae Soo Hoo              Executive Vice President,  March 17, 1997
---------------              Director
    MAE SOO HOO

/s/ Joseph E. Saul           Director                   March 17, 1997
------------------
    JOSEPH E. SAUL

/s/ Morton J. Schrader       Director                   March 17, 1997
----------------------
    MORTON J. SCHRADER

/s/ Mark E. Goldberg         Director                   March 17, 1997
--------------------
    MARK E. GOLDBERG

                         CACHE, INC. AND SUBSIDIARIES


                       CONSOLIDATED FINANCIAL STATEMENTS


                     FISCAL YEARS ENDED DECEMBER 28, 1996,


                              DECEMBER 30, 1995,


                                      AND


                               DECEMBER 31, 1994

                                 INDEX TO THE
                                 ------------
                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------
                                 AND SCHEDULES
                                 -------------


                                                           PAGE
                                                           ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                   I-3



CONSOLIDATED FINANCIAL STATEMENTS
   Consolidated Balance Sheets...........................  I-4
   Consolidated Statements of Income.....................  I-5
   Consolidated Statements of Stockholders' Equity.......  I-6
   Consolidated Statements of Cash Flows.................  I-7
   Notes to Consolidated Financial Statements............  I-8

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Cache, Inc. and subsidiaries:


We have audited the accompanying consolidated balance sheets of Cache, Inc. (a Florida corporation) and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years ended December 28, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cache, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the three fiscal years ended December 28, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a while. The schedule listed in the index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements.
This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as whole.




                                /s/ Arthur Andersen LLP
                                -----------------------
                                    ARTHUR ANDERSEN LLP

New York, New York
February 4, 1997


                                            CACHE, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                       DECEMBER 28, 1996 AND DECEMBER 30, 1995


A S S E T S

                                                                              December 28,            December 30,
                                                                                  1996                    1995
                                                                          ----------------          --------------
CURRENT ASSETS
             Cash and equivalents  (Note 1)                                $     2,160,000           $   1,025,000
             Receivables   (Note 2 )                                             1,292,000               1,331,000
             Notes receivable from related parties  (Note 6 )                      250,000                 250,000
             Inventories                                                        18,010,000              15,803,000
             Deferred income taxes and other assets (Note 9)                       770,000               1,383,000
             Prepaid expenses                                                      542,000                 589,000
                                                                           ---------------          --------------
                         Total Current Assets                                   23,024,000              20,381,000


PROPERTY AND EQUIPMENT   (Note 3)                                               16,385,000              16,577,000

OTHER ASSETS                                                                       198,000                 188,000
DEFERRED INCOME TAXES (Note 9)                                                     917,000                 901,000
                                                                           ---------------          --------------
                                                                            $   40,524,000           $  38,047,000
                                                                           ===============          ==============

L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y


CURRENT LIABILITIES
             Accounts payable                                               $   10,875,000           $   9,376,000
             Accrued compensation                                                  721,000                 749,000
             Accrued liabilities   (Note 4 )                                     3,224,000               2,889,000
                                                                           ---------------          --------------
                         Total Current Liabilities                              14,820,000              13,014,000
                                                                           ---------------          --------------

LONG - TERM BANK DEBT   (Note 5 )                                                  ---                   1,300,000
SUBORDINATED INDEBTEDNESS TO RELATED
        PARTY   (Note 6 )                                                        2,000,000               2,000,000
OTHER LIABILITIES   (Note 7 )                                                    2,108,000               2,103,000

COMMITMENTS AND CONTINGENCIES   (Note 8 )


STOCKHOLDERS' EQUITY
            Common stock, par value $.01; authorized, 20,000,000
              shares issued and outstanding 9,091,338 shares at
              December 28, 1996 and December 30, 1995 (Note 11)                     91,000                  91,000
            Additional paid-in capital                                          19,564,000              19,564,000
            Retained earnings (deficit)                                          1,941,000                 (25,000)
                                                                           ---------------          --------------
                         Total Stockholders' Equity                             21,596,000              19,630,000
                                                                           ---------------          --------------
                                                                            $   40,524,000           $  38,047,000
                                                                           ===============          ==============



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                         I-4

                                                   CACHE, INC. AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS OF INCOME
                                   FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995, AND DECEMBER 31, 1994



                                                          DECEMBER 28,       DECEMBER 30,      DECEMBER 31,
                                                             1996               1995              1994
                                                         -------------      -------------     -------------
NET SALES                                                $ 128,986,000      $ 120,567,000     $ 104,714,000

COST OF SALES, including occupancy and
         buying costs (Note 8)                              85,685,000         80,224,000        68,441,000
                                                         -------------      -------------     -------------

GROSS INCOME                                                43,301,000         40,343,000        36,273,000
                                                         -------------      -------------     -------------
EXPENSES
         Store operating                                    33,505,000         30,343,000        24,788,000
         General and administrative                          6,266,000          6,404,000         5,831,000
         Interest                                              243,000            424,000           133,000
         Interest to related party                             140,000            140,000           140,000
                                                         -------------      -------------     -------------
                                                            40,154,000         37,311,000        30,892,000
                                                         -------------      -------------     -------------
INCOME BEFORE INCOME TAXES                                   3,147,000          3,032,000         5,381,000

INCOME TAX PROVISION (NOTE 9)                                1,181,000          1,120,000           568,000
                                                         -------------      -------------     -------------
NET INCOME                                               $   1,966,000      $   1,912,000     $   4,813,000
                                                         =============      =============     =============





INCOME PER COMMON SHARE


NET INCOME PER SHARE                                             $ .22              $ .21             $ .53
                                                         =============      =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING                          9,091,000          9,091,000         8,793,000
                                                         =============      =============     =============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




                                   CACHE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995, AND DECEMBER 31, 1994


                                                                 ADDITIONAL       RETAINED
                                                    COMMON        PAID-IN         EARNINGS
                                                     STOCK        CAPITAL         (DEFICIT)         TOTAL
                                                  ----------   -------------   --------------   -------------
BALANCE JANUARY 1, 1994                           $  83,000    $  18,114,000   $   (6,022,000)  $  12,175,000
-----------------------
Payment of Preferred Stock Dividends                  ---            ---             (728,000)       (728,000)

Retirement of Preferred Stock                         ---         (1,967,000)         ---          (1,967,000)

Exercise of Stock Options into 839,699
  shares of Common Stock                              8,000        1,617,000          ---           1,625,000

Income tax benefit - stock options                    ---            512,000          ---             512,000

Net Income                                            ---            ---            4,813,000       4,813,000
                                                  ---------    -------------   --------------   -------------
BALANCE DECEMBER 31, 1994                            91,000       18,276,000       (1,937,000)     16,430,000
-------------------------                         ---------    -------------   --------------   -------------
Income tax benefit - stock options                    ---          1,288,000          ---           1,288,000

Net Income                                            ---            ---            1,912,000       1,912,000
                                                  ---------    -------------   --------------   -------------
BALANCE DECEMBER 30, 1995                            91,000       19,564,000          (25,000)     19,630,000
-------------------------                         ---------    -------------   --------------   -------------

Net Income                                            ---            ---            1,966,000       1,966,000
                                                  ---------    -------------   --------------   -------------
BALANCE DECEMBER 28, 1996                         $  91,000     $ 19,564,000    $   1,941,000   $  21,596,000
                                                  =========    =============   ==============   =============







The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                         CACHE, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995, AND DECEMBER 31, 1994



                                                                    December 28,            December 30,     December 31,
                                                                       1996                    1995             1994
                                                                    ------------            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                          $  1,966,000            $  1,912,000     $  4,813,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                   3,503,000               3,090,000        2,457,000
       Deferred taxes                                                    597,000                 681,000          277,000
       Accrual of future rent escalations                                231,000                 202,000          270,000

Change in assets and liabilities:
      Decrease (increase) in receivables                                  39,000                 150,000         (323,000)
      Increase in inventories                                         (2,207,000)               (868,000)      (4,713,000)
      Decrease (increase)  in prepaid expenses                            47,000                  (6,000)        (335,000)
      Increase in accounts payable                                     1,499,000                  43,000        2,549,000
      Increase in accrued liabilities and accrued compensation           181,000                 134,000          295,000
                                                                    ------------            ------------     ------------
         Net cash provided by operating activities                     5,856,000               5,338,000        5,290,000
                                                                    ------------            ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
    Decrease (increase) in notes receivable from related parties          ---                    663,000         (913,000)
    Proceeds from property and equipment disposals                       122,000                 233,000          229,000
    Payments for property and equipment                               (3,427,000)             (5,722,000)      (5,541,000)
                                                                    ------------            ------------     ------------
        Net cash used in investing activities                         (3,305,000)             (4,826,000)      (6,225,000)
                                                                    ------------            ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
    Proceeds from long-term bank debt                                 50,600,000              49,550,000       25,550,000
    Repayment  of long-term bank debt                                (51,900,000)            (49,900,000)     (23,900,000)
    Repurchase of preferred stock                                         ---                     ---          (1,967,000)
    Payment of preferred stock dividends                                  ---                     ---            (728,000)
    Proceeds from issuance of common stock                                ---                     ---           1,625,000
    Other, net                                                          (116,000)                 49,000         (119,000)
                                                                    ------------            ------------     ------------
         Net cash (used in) provided by financing activities          (1,416,000)               (301,000)         461,000
                                                                    ------------            ------------     ------------
Net increase (decrease) in cash                                        1,135,000                 211,000         (474,000)
Cash at beginning of period                                            1,025,000                 814,000        1,288,000
                                                                    ------------            ------------     ------------
Cash at end of period                                               $  2,160,000            $  1,025,000     $    814,000
                                                                    ============            ============     ============






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                     I-7

                         CACHE, INC. AND SUBSIDIARIES
                         ----------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
--------

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

Use of Estimates in the Preparation of Financial  Statements
------------------------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Reporting Period
-----------------------

     The Company reports its annual results of operations based on fiscal periods comprised of 52 or 53 weeks, which is in accordance with industry practice. Results for fiscal 1994, 1995 and 1996 all include 52 weeks.

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

Income Taxes
------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."
This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.
Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse.

Effect of Recent Accounting Pronouncements
------------------------------------------

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which established criteria for the recognition and measurement of impairment loss associated with long-lived assets. The Company adopted this standard in Fiscal 1996. Based on the Company's evaluations, this adoption did not have a material impact on the Company's financial position or results of operations.

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in Fiscal 1996. SFAS No. 123 was issued by the Financial Accounting Standards Board in October 1995 and allows companies to choose whether to account for stock-based compensation on a fair value method or to continue to account for stock-based compensation under the current intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro-forma disclosures of net income, as if the fair value based method of accounting defined in the statement had been applied. The Company will continue to follow the provisions of APB No. 25, with disclosure of the pro-forma effects of accounting under SFAS No. 123 in footnote 11. Therefore, management of the Company believes that the impact of adoption did not have a significant effect on the Company's financial position or results of operations.

Income Per Share
----------------

     Income per share is based on the weighted average number of common shares and common share equivalents outstanding for the years presented.

Consolidated Statements of Cash Flows
-------------------------------------

     The Company paid interest of $398,000, $563,000 and $253,000 in 1996,
1995 and 1994, respectively. During 1996, 1995 and 1994, the Company paid $584,000, $506,000, and $291,000 in income taxes, respectively.

Reclassification
----------------

     Certain amounts reflected in Fiscal 1994 financial statements have been reclassified to conform with the presentation of similar items in Fiscal 1996 and 1995.


NOTE 2.  RECEIVABLES
                                            Fiscal           Fiscal
                                             1996             1995
                                         -----------      -----------
     Construction  Allowances            $   490,000      $   452,000
     Third Party Credit Card                 780,000          814,000
     Other                                    22,000           65,000
                                         -----------      -----------
                                         $ 1,292,000      $ 1,331,000
                                         ===========      ===========


NOTE 3.  PROPERTY AND EQUIPMENT
                                            Fiscal           Fiscal
                                             1996             1995
                                         -----------      -----------
     Leasehold improvements              $16,271,000      $15,661,000
     Furniture, fixtures and
      equipment                           15,706,000       13,170,000
                                         -----------      -----------
                                          31,977,000       28,831,000
     Less: accumulated depreciation
      and amortization                    15,592,000       12,254,000
                                         -----------      -----------
                                         $16,385,000      $16,577,000
                                         ===========      ===========


     Store operating and general and administrative expenses include depreciation and amortization of $3,503,000 in Fiscal 1996, $3,090,000 in Fiscal 1995 and $2,457,000 in Fiscal 1994.


NOTE 4.  ACCRUED LIABILITIES
                                            Fiscal           Fiscal
                                             1996             1995
                                         -----------      -----------

     Operating expenses                  $   803,000      $   889,000
     Taxes, other than income taxes        1,121,000        1,022,000
     Leasehold additions                     107,000           52,000
     Other customer deposits               1,193,000          926,000
                                         -----------      -----------
                                         $ 3,224,000      $ 2,889,000
                                         ===========      ===========

     Leasehold addition amounts generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.

NOTE 5.  BANK DEBT

       During August 1996, the Company reached an agreement with its bank to extend the maturity of the Amended Revolving Credit Facility until January 31, 2000. Pursuant to the Amended Revolving Credit Facility $12,000,000 is available until expiration at January 31, 2000. The amounts outstanding thereunder bear interest at a maximum per annum rate up to .50% above the bank's prime rate. The agreement contains selected financial and other covenants including covenants to maintain a minimum current ratio, a maximum debt to equity and total equity ratio, a maximum capital expenditure covenant, a minimum earnings to bank interest coverage ratio and certain restrictions on the repayment of principal amounts due to related parties. The agreement prohibits the payment of any dividends on the Company's common stock. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables.

     There was no outstanding balance on the line of credit at December 28, 1996 and an outstanding balance of $1,300,000 at December 30, 1995. In addition, there were no outstanding letters of credit, pursuant to the Revolving Credit Facility, at December 28, 1996 and December 30, 1995. Loans outstanding under the line of credit during Fiscal 1996 bore interest at a weighted average interest rate of 7.96% per annum. The related party debt is subordinated to the bank debt and repayment is subject to terms of the Amended Revolving Credit Facility.


NOTE 6.  INDEBTEDNESS TO/FROM RELATED PARTIES

     As of December 28, 1996 and December 30, 1995 the Company had outstanding, (i) a $250,000 long-term loan from a major stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 1997; and (ii) a $1,750,000 loan made by the same stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 1997. Interest on both notes accrue at 7% per year through January 31, 2000. The Company may make loan repayments of $1,000,000 each on December 31, 1997 and December 31, 1998, subject to the Tangible Net Worth covenant contained in the Amended Revolving Credit Facility.

     In December 1994, the Company loaned a total of $913,000 to several executive officers of the Company. The loans, which are payable upon demand, are evidenced by secured promissory notes, which bear interest at the rate of 9% per annum. In September 1995, two officers repaid a total of $663,000 to the Company, while $250,000 was outstanding at December 28, 1996 and December 30, 1995.


NOTE 7.  OTHER LIABILITIES

     Other liabilities primarily consist of accruals of future rent escalations.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Leases
------

     At December 28, 1996, the Company was obligated under operating leases for various store locations expiring at various times through 2008. The terms of the leases generally provide for the payment of minimum annual rentals, contingent rentals based on a percentage of sales in excess of a stipulated amount, and a portion of real estate taxes, insurance and common area maintenance.

     Store rental expense related to these leases, included in cost of sales, consisted of the following:

                              Fiscal          Fiscal          Fiscal
                               1996            1995            1994
                           -----------     -----------     -----------

Minimum rentals            $11,940,000     $10,821,000     $ 8,706,000
Contingent rentals           4,313,000       3,920,000       3,228,000
                           -----------     -----------     -----------
                           $16,253,000     $14,741,000     $11,934,000
                           ===========     ===========     ===========

     Future minimum payments under non-cancelable operating leases consisted of the following at December 28, 1996:

     1997                                 $ 12,868,000
     1998                                   12,931,000
     1999                                   12,410,000
     2000                                   11,768,000
     2001                                   10,684,000
     Thereafter                             26,095,000
                                          ------------
Total future minimum lease payments:      $ 86,756,000
                                          ============


Contingencies
-------------

     The Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters is not presently expected to have a material adverse effect upon the Company's financial position and results of operations.

NOTE 9.  INCOME TAXES

     The provision for income taxes includes:


                              Fiscal         Fiscal         Fiscal
                               1996           1995           1994
                              ------         ------         ------
Current:

 Federal                      $  433,000     $   63,000     $1,510,000
 State                           231,000        222,000        194,000
                              ----------     ----------     ----------
                                 664,000        285,000      1,704,000
                              ==========     ==========     ==========
Deferred:

 Federal                         417,000        835,000        314,000
 State                           100,000         ---            ---
                              ----------     ----------     ----------
                                 517,000        835,000        314,000
                              ----------     ----------     ----------
 Net operating loss
  carryforward utilized          ---            ---         (1,450,000)
                              ----------     ----------     ----------
Provisions for income
  taxes                       $1,181,000     $1,120,000     $  568,000
                              ==========     ==========     ==========


     The Company's effective tax rate, as a percent of income before income taxes differs from the statutory federal tax rates as follows:


                                          1996       1995       1994
                                         ------     ------     ------
     Statutory federal tax rate           34.0%      34.0%      34.0%
     State and local income taxes,         7.0%       4.8%       2.4%
        net of federal tax benefit
     Operating loss carryforward utilized  ---        ---      (25.9%)
     Other                                (3.5%)     (1.9%)      ---
                                         ------     ------     ------
                                          37.5%      36.9%      10.5%
                                         ======     ======     ======



     The Company had available at December 28, 1996 approximately $281,000 of alternative minimum tax credit carryforwards for tax reporting purposes, as well as an investment tax credit carryforward of approximately $117,000. These credits will most probably be utilized in Fiscal 1997.

     At December 28, 1996, the Company's deferred tax assets were $1,679,000 and there was no deferred tax liability. The major components of the Company's net deferred taxes at December 28, 1996 and December 30, 1995 are as follows:


                                                  December 28, December 30,
                                                     1996         1995
                                                  ------------ ------------
Net operating loss carryforwards ("NOL'S"),
 investment tax credit and alternative minimum
 tax carryforwards..............................  $  529,000    $  508,000
NOL'S resulting from stock option exercises.....       ---         378,000
Deferred rent...................................     852,000       695,000
Inventory cost capitalization...................     233,000       348,000
Other...........................................      65,000       206,000
                                                  ----------    ----------
                                                  $1,679,000    $2,135,000
                                                  ==========    ==========



NOTE 10.  PREFERRED STOCK

     On December 7, 1994, the Company repurchased the 1,967 shares of 7-1/2% preferred stock ($1,000 face value) outstanding for $1,967,000. The Company paid accrued dividends of $728,000 to the preferred stockholders, who are also major stockholders.


NOTE 11.  INCENTIVE STOCK OPTION PLAN

     The Company has a stock option plan which reserves shares of common stock for issuance to Company executives and key employees. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro-forma amounts indicated below:

                                             Fiscal            Fiscal
                                              1996              1995
                                           ----------        ----------
Net earnings - as reported                 $1,966,000        $1,912,000
Net earnings - pro-forma                   $1,921,000        $1,903,000
Earnings per share - as reported           $     0.22        $      .21
Earnings per share - pro-forma             $     0.21        $      .21


     Since the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option grant is estimated on the date of grant using the Black - Scholes option-pricing model, with the following weighted-average assumptions used for grants in 1995: expected volatility of 16.91%; risk free interest rate of 6.32%; there are no expected dividends; and expected lives of 5 years.

     On December 16, 1994, the Company adopted the 1994 Stock Option Plan subject to shareholders approval at the 1995 Annual Meeting. Under the option plan the Company reserved 600,000 shares of the Company's authorized common stock for issuance to officers and key employees of the Company. On the same date, 563,750 options were granted under the option plan to the Company's executive officers. All options were granted at an exercise price of $4.25, equal to the fair market value on December 16, 1994. Options granted totaling 394,851 are incentive stock options, while 168,899 options granted are non-qualified options. The plan is administered by the Compensation and Plan Administration Committee of the Company's Board of Directors. The price is payable in cash at the time of the exercise or at the discretion of the Administrators, through delivery of shares of Common Stock, the Company's withholding of shares otherwise deliverable to the employee, installment payments under an optionee's promissory note or a combination thereof. The remaining 36,250 shares had not been granted as of December 28, 1996.

     On October 28, 1995, the Company cancelled 287,500 options. On that same date, the Company granted 150,000 options to the Company's executive officers, under the 1994 plan. All options were granted at an exercise price of $3.25, equal to the fair market value on that date. These options are incentive stock options. The remaining 173,750 shares have not been granted as of December 28, 1996.

     At December 28, 1996, options exercisable for an aggregate of 426,250 shares of Common Stock were outstanding under the 1994 plan. The following table summarizes stock option transactions for all plans for the three years ended December 28, 1996:
                                                           Weighted Average
                                                Shares     Exercise Prices
                                                ------     ----------------

Shares under option as of January 1, 1994        990,650             $3.48
                                                --------
 Options granted in 1994.................        563,750             $4.25
 Options exercised in 1994...............       (765,650)            $2.00
 Options cancelled or expired in 1994....       (225,000)            $8.50
                                                --------
Shares under option as of December 31, 1994      563,750             $4.25
                                                --------
 Options granted in 1995                         150,000             $3.25
 Options cancelled in 1995                      (287,500)            $4.25
                                                --------
Shares under option as of December 30, 1995      426,250             $3.90
                                                --------

 Options granted in 1996                           ---
 Options cancelled in 1996                         ---
                                                --------
Shares under option as of December 28, 1996      426,250             $3.90
                                                ========

     Significant option groups outstanding at December 28, 1996 and related weighted average price and life information follows:


                    Options        Options        Exercise  Remaining
Grant Date          Outstanding    Exercisable    Price     Life (Years)
----------          -----------    -----------    --------  ------------
10/13/95            150,000            0          $3.25         9
12/16/94            287,000            0          $4.25         8



     All of the options granted in 1994 pursuant to the 1994 Incentive Option Plan become exercisable on December 31, 1998, subject to accelerated vesting in certain circumstances, expire on December 31, 2003 and have an exercise price of $4.25 per share, equal to the fair market value at the date of grant. However, the granted options may become exercisable earlier at the maximum rate of up to 25% per year for the three years ended December 31, 1995, 1996 and 1997 to the extent the Company's earnings plan for such fiscal year as previously approved by the Administrator, are achieved.

     All of the options granted in 1995 pursuant to the 1994 Incentive Option Plan become exercisable on October 13, 2000, subject to accelerated vesting in certain circumstances, expire on October 13, 2005 and have an exercise price of $3.25 per share, equal to the fair market value at the date of grant. However, the granted options may become exercisable earlier at the maximum rate of up to 25% per year for the four years ended December 31, 1996, 1997, 1998 and 1999 to the extent of the Company's earnings plan for such fiscal year as previously approved by the Administrator, are achieved. In each case, early exercise of options is based on the following sliding scale:

                                                            Options Which
                                                                 Will
          Percentage of                                         Become
          Earnings Plan Achieved                             Exercisable
          ----------------------                            -------------

Greater than or equal to 90%..........................           25%
Greater than or equal to 75% but less than 90%........           20
Greater than or equal to 60% but less than 75%........           15
Less than 60%.........................................            0


NOTE 12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
      ($000's omitted except per share amounts)



                                                               First          Second         Third          Fourth
Year ended December 28, 1996                                  Quarter        Quarter        Quarter        Quarter
----------------------------                                 -------------------------------------------------------
Net sales                                                    $28,307         $32,722         $28,986         $38,971
                                                             -------------------------------------------------------
Gross income, less occupancy and buying costs                  9,768          11,219           8,456          13,858

Income (loss) before income taxes                                133           1,311          (1,359)          3,062
Income tax provision (benefit)                                    50             492            (510)          1,149
                                                             -------------------------------------------------------
Net income (loss)                                                $83            $819           ($849)         $1,913
                                                             =======================================================


Income per common share
-----------------------
Net income (loss)                                              $0.01           $0.09          ($0.09)          $0.21
                                                              ======================================================



                                                               First          Second         Third          Fourth
Year ended December 30, 1995                                  Quarter        Quarter        Quarter        Quarter
----------------------------                                 -------------------------------------------------------
Net sales                                                    $26,010         $30,822         $27,168         $36,567
                                                             -------------------------------------------------------
Gross income, less occupancy and buying costs                  9,132          10,297           8,475          12,439

Income (loss) before income taxes                                762           1,009            (762)          2,023
Income tax provision (benefit)                                   281             366            (285)            758
                                                             -------------------------------------------------------
Net income (loss)                                               $481            $643           ($477)         $1,265
                                                             =======================================================

Income per common share
-----------------------
Net income (loss)                                              $0.05           $0.07          ($0.05)          $0.14
                                                              ======================================================



                                 Exhibit  10.5

                                                                  EXECUTION


          SECOND AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT

     SECOND AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT, dated as of August 26, 1996, by and between CACHE INC., a corporation organized under the laws of the State of Florida with its principal place of business at 1460 Broadway, New York, New York 10036 (the "Borrower") and FLEET BANK, N.A. (successor in interest to National Westminster Bank NJ), a national banking association with its principal place of business at Exchange Place Centre, 10 Exchange Place, Jersey City, New Jersey 07302 (the "Bank").


                           W I T N E S S E T H:
                           - - - - - - - - - -

     WHEREAS, pursuant to the Amended and Restated Loan and Security Agreement, dated as of December 15, 1993, as modified pursuant to Amendments, dated as of April 15, 1994, December 15, 1994, August 10, 1995 and May 10, 1996 respectively (collectively, the "1993 Loan Agreement") the Bank has, from time to time, made loans to the Borrower and issued letters of credit on behalf of the Borrower in an aggregate principal amount of up to $8,500,000;

     WHEREAS, the parties desire to amend and restate the 1993 Loan Agreement in its entirety in order to, among other things (i) provide for loans to the Borrower and the issuance of letters of credit on behalf of the Borrower in an aggregate principal amount of up to $12,000,000; and (ii) provide for the grant to the Bank of a security interest in certain assets of the Borrower upon the occurrence of an Event of Default, as hereinafter defined; and

     WHEREAS, certain terms used herein shall have the meanings ascribed thereto in Section 5.1 hereof;

     NOW, THEREFORE, the Borrower and the Bank hereby amend and restate the 1993 Loan Agreement in its entirety as follows:


                                 ARTICLE 1
                             REVOLVING CREDIT

     1.1   Loans.
           -----

          (a) Subject to the terms and conditions of this Agreement, the Bank may from time to time hereafter, make loans to the Borrower. Each Loan may be a Prime Rate Loan, LIBOR Loan or COF Loan (each a "type" of Loan), provided, that, no more than five LIBOR Loans and COF Loans, in the aggregate may be outstanding at any time.

          (b)  The total principal amount of all outstanding Loans,
together with the face amount of all outstanding Letters of Credit, as hereinafter defined, shall not exceed $12,000,000; provided, however, that the Borrower shall, for one consecutive sixty day period during each of the periods listed in Column A below, maintain the daily sum of (a) the total principal amount of all outstanding Loans plus (b) the face amount of all
                                          ----
outstanding Letters of Credit such that the average thereof for any such consecutive sixty day period does not exceed the amount set forth opposite such period in Column B below (the "Required Low Point").


          A                             B
          -                             -
          Period                        Required
          ------                        Low Point
                                        ---------
          January 1, 1997,
          through
          December 1, 1997              $3,000,000

          January 1, 1998,
          through
          December 1, 1998              $3,000,000

          January 1, 1999,
          through
          December 31, 1999             $3,500,000

          January 1, 2000,
          through
          December 31, 2000             $3,500,000


          (c) Subject to the provisions of Section 1.1(b), the Borrower need not repay the principal amount of any Loans until the Commitment Termination Date, provided, however, that the Borrower will be required to repay all amounts paid by the Bank on account of drafts presented under the Letters of Credit in the manner prescribed in Section 1.6 of this Agreement.

          (d) Repayment by the Borrower of principal amounts of any Loans shall not affect the ability of the Borrower to borrow and reborrow hereunder so long as the Borrower is in compliance with the terms of this agreement and so long as the sum of the total outstanding principal balance of Loans outstanding at any time and the face amounts of all outstanding Letters of Credit, does not exceed the amounts set forth in Section 1.1(b) above.

          (e) Notwithstanding the foregoing provisions of Section 1.1, subject to the acceleration of the payment thereof in accordance with the terms of this Agreement, all sums outstanding on the Commitment Termination Date shall be due and payable on that date.

          (f) In addition to the repayment of principal of the Loans, the Borrower also promises to pay interest on the unpaid Loans (including all amounts paid by the Bank on account of drafts presented under the Letters of Credit) as follows:

               (1) The Borrower will pay to the Bank interest on the unpaid principal amount of each Loan, for the period commencing on the date of such Loan to but excluding the date such Loan shall be paid in full, at the following rates per annum:

                    (a) if such Loan is a Prime Rate Loan, the Prime Rate (as in effect from time to time) plus the Applicable Margin, and

                    (b) If such Loan is a LIBOR Loan, the LIBOR Rate for the Interest Period therefor plus the Applicable Margin; and

                    (c) If such Loan is a COF Loan, the COF Rate for the Interest Period therefor plus the Applicable Margin.

               (2) The rate of interest on Prime Rate Loans shall be changed effective as of the effective date of each change in the Prime Rate, as established by the Bank, without notice to the Borrower. Any change in the Prime Rate shall not affect or alter any of the other terms and conditions of this Agreement.

               (3) Interest shall be computed on the basis of a year of 360 days for actual days elapsed. Interest, shall be payable in arrears on each Interest Payment Date.

               (4) The Bank is hereby authorized to charge interest and any other amounts (including, without limitation, principal and fees) due under this Agreement to Borrower's Account No. 0011301810 maintained at the Bank or in the event that there are insufficient funds in such account, then to such other accounts as may be maintained by the Borrower at the Bank on each due date. The Bank will send the Borrower monthly debit notices. Promptly after the determination of any interest rate provided for herein or any change therein, the Bank shall give notice thereof to the Borrower; provided, however, that the failure to give such notice shall not affect the Borrower's obligations to make interest payments hereunder at the rates provided for herein.

               (5) At no time shall the amount of interest due or payable hereunder or under the Note exceed the maximum rate of interest allowed by applicable law, and if any such payment is inadvertently made by the Borrower or inadvertently received by the Bank, then such excess sum shall be credited as a payment of principal, unless the Borrower notifies the Bank in writing that it elects to have such excess sum returned forthwith. It is the express intent of this Agreement that the Borrower not pay and the Bank not receive, directly or indirectly, in any manner whatsoever, interest in excess of that which may legally be paid by the Borrower under applicable law.

          (g) Notwithstanding anything herein to the contrary, upon the occurrence and during the continuance of an Event of Default, all outstanding Loans shall bear interest at the Post Default Rate, which interest shall be payable upon the demand of the Bank.

          (h) The obligations of the Borrower to the Bank under this Agreement (including, without limitation, the obligations to make payments of principal, interest and fees hereunder) are collectively called the "Liabilities" in this Agreement.

     1.2   Term.
           ----
          (a) The Commitment shall continue in full force and effect until the Commitment Termination Date (unless sooner terminated as provided herein). Notwithstanding the foregoing, the availability of additional Loans and Letters of Credit after the Commitment Termination Date may, at the request of the Borrower and on notice to the Borrower, be renewed from time to time by the Bank in its sole discretion. Unless otherwise agreed to in writing by the Borrower and the Bank, the terms of this Agreement will govern the relationship between the Bank and the Borrower upon any such renewal or renewals and until all the Liabilities are paid in full.

          (b) Notwithstanding the foregoing provisions of Section 1.2(a), the Bank has the right to terminate its obligation to make Loans and to issue Letters of Credit at any time upon the occurrence of an Event of Default hereunder. Immediately upon the occurrence of an Event of Default, the Bank shall have all the remedies set forth in Article VII of this Agreement. Despite such termination, the Bank's rights under this Agreement shall remain in full force and effect until all Liabilities are paid in full.

          (c) By giving the Bank 30 days' prior written notice, the Borrower may reduce or terminate the Commitment, provided, however that each reduction in the Commitment shall be in an amount not less than $1,000,000 or an integral multiple thereof and provided further that the Commitment may not be reduced to an amount less than the sum of (a) the total principal amount of the Loans then outstanding and (b) the aggregate face amounts of all then outstanding Letters of Credit. Despite the Borrower's giving such notice, the Bank's other rights under this Agreement shall remain in full force and effect until all Liabilities are paid in full.

     1.3   Advances.
           --------
          (a) All Loans (and conversions of outstanding Loans from one type of Loan to another type of Loan) shall be made after written request therefor by the Borrower. Each such request shall be given on a Business Day and shall be irrevocable and effective only upon receipt by the Bank and shall specify (i) the aggregate amount and date (which shall be a Business Day) of the Loan to be borrowed, (ii) the type of Loan to be borrowed or to which an outstanding Loan is to be converted and (iii) in the case of LIBOR Loans and COF Loans, the duration of the Interest Period therefor. Each such request shall be given not later than 1:00 p.m. New Jersey time on the day which is not less than the number of Business Days prior to the date of such borrowing or conversion specified below opposite the type of such Loan:

                                          Number of
               Type                     Business Days
               ----                     -------------

          Prime Rate Loan                    1
          LIBOR Loan                         3
          COF Loan                           3

Notwithstanding anything herein to the contrary, no notice pursuant to this
Section 2.02 shall be necessary upon the expiration of the Interest Period for a LIBOR Loan or a COF Loan, as the case may be; such Loans shall automatically be converted to Prime Rate Loans but may be reconverted into LIBOR Loans or COF Loans, as the case may, be in accordance with the terms and conditions hereof. If an Event of Default shall have occurred and be continuing, (i) each Loan which is a Prime Rate Loan shall remain a Prime Rate Loan and may not be converted to a LIBOR Loan or a COF Loan, as the case may be; and (ii) each LIBOR Loan or a COF Loan, as the case may be, shall remain a LIBOR Loan or COF Loan, as the case may be, until the expiration of the Interest Period therefor at which time it shall automatically convert to a Prime Rate Loan. Advances shall normally be disbursed by the Bank from its offices at Exchange Place Centre, 10 Exchange Place, Jersey City, New Jersey 07302, by crediting the Borrower's direct deposit account referred to in Section 1.1(f) hereof (or paying drafts presented under the Letters of Credit) and charging the Bor-rower's loan account or accounts on the Bank's books.

          (b) All the Liabilities (including without limitation, the principal amount of the Loans, accrued interest thereon and other amounts payable hereunder) shall be payable in full on the Commitment Termination Date, unless the due date therefor is accelerated as provided in this Agreement.

          (c) Subject to the provisions of Sections 1.1(b) and 1.3(b), repayment by the Borrower of principal amounts of the outstanding Loans shall not affect the ability of the Borrower to borrow and reborrow hereunder so long as the Borrower is in compliance with the terms of this Agreement.

          (d) Anything in this Agreement to the contrary notwithstanding, the Commitment shall forthwith cease, terminate, and be extinguished upon the first occurring of (1) an Event of Default (as defined in Article VI hereof) or (2) an event which, except for the passage of time or the giving of notice, would be such an Event of Default hereunder or (3) the Commitment Termination Date.

     1.4  Evidence of Indebtedness.
          ------------------------
          (a) The Loans evidenced by the Original Revolving Note and all Loans made on or after the date hereof, shall be deemed evidenced by a Note in the form of Exhibit 1.4 hereto (the "Note"), executed on and dated the date hereof, in the principal amount of $12,000,000 made by the Borrower in favor of the Bank. The Note is given in substitution by the Borrower for the Indebtedness evidenced by the Original Revolving Note and is accepted by the Bank for but not in cancellation, discharge or extinguishment of the Indebtedness formerly evidenced by the Original Revolving Note and now evidenced by the Note. Despite the use of such Note, at any and all times that Loans remain outstanding (including amounts owed pursuant to drawings on the Letters of Credit), the amount due and all payments made on account of principal and interest may be entered by the Bank on records of the Bank and/or on "grids" attached to the Note.

          (b) Notwithstanding the face amount of the Note, the aggregate unpaid principal and interest amounts shown on the records of the Bank, if not objected to by the Borrower within 30 days after a monthly statement of such records is mailed to the Borrower shall be deemed an account stated and binding upon Borrower, absent manifest error. Notwithstanding the foregoing, the Bank's failure to enter on such records the date and amount of any advance (including all amounts paid by the Bank on account of drafts presented under the Letters of Credit) shall not limit or otherwise affect the obligations of the Borrower under this Agreement to repay the principal amount of the advances including all amounts paid by the Bank on account of drafts presented under the Letters of Credit) made under this Agreement together with all interest accruing thereon.

     1.5   Letters of Credit.  Subject to the terms and conditions of this
           -----------------
Agreement, the Bank will, from time to time at the request of and for the account of Borrower, issue "clean" Letters of Credit on terms and conditions satisfactory to the Bank for the benefit of suppliers of the Borrower as designated by the Borrower from time to time (the "Letters of Credit"). The Letters of Credit shall be used by the Borrower solely for the purchase of inventory and supplies. The Bank's obligation under the Letters of Credit shall be evidenced by the Letters of Credit themselves. Borrower hereby confirms and agrees that the Letters of Credit described on Schedule 1.5 hereto shall be deemed Letters of Credit issued pursuant to this Agreement.

     1.6   Repayment of Drawings Against Letters of Credit.
           -----------------------------------------------
          (a) The amount of each draft honored by the Bank on account of the Letters of Credit shall be repaid by the Borrower within 10 days after the Bank's written demand therefor.

          (b) In the event the Borrower defaults in the repayment of any such amount, interest shall accrue during the period from the date of any such drawing to the date that such drawing is paid in full and such drawings shall be deemed Prime Rate Loans hereunder. All interest shall be computed on the unpaid balance of principal owing. Interest shall be computed on the basis of a year consisting of 360 days and paid for actual days elapsed at the same rate that the Borrower pays for interest on any other Prime Rate Loans hereunder.

          (c) All payments by the Borrower to the Bank hereunder shall be made in lawful currency of the United States and in immediately available funds at the Bank's office at Exchange Place Centre, 10 Exchange Place, Jersey City, New Jersey 07302. Whenever any payment hereunder shall be due on a day which is not a Business Day, the date for payment thereof shall be extended to the next succeeding Business Day, and any interest payable thereon shall be payable for such extended time at the specified rate.

     1.7  Evidence of Obligation to Repay Advances Drawn on the Letters of
          ----------------------------------------------------------------
Credit.  Drawings made by the beneficiaries under the Letters of Credit, all
------
repayments of such drawings made by or on behalf of the Borrower and all other amounts due or paid on account of the Letters of Credit may be entered by the Bank on records of the Bank. The aggregate unpaid amounts shown on the aforementioned records of the Bank shall evidence the principal, interest and other amounts owed by the Borrower on account of the Letters of Credit. The Bank's failure to enter any such amount on such records shall not, however, limit or otherwise affect the obligations of the Borrower under this Agreement to pay to the Bank all amounts owing on account of the Letters of Credit.

     1.8  Fees for the Letters of Credit.  For the issuance of the Letters
          ------------------------------
of Credit, the Borrower will pay the Bank's standard issuance fees plus other applicable standard fees of the Bank, as such fees are in effect from time to time.

     1.9  General Obligations and Indemnification Regarding the Letters of
          ----------------------------------------------------------------
     Credit.
-----------
          (a) The obligations of the Borrower under this Agreement shall be absolute, unconditional and irrevocable, and will remain in full force and effect until the entire principal of, and premium, if any, and interest on the Loans and all other Liabilities shall have been paid in full. Such obligations shall not be affected, modified or impaired upon the happening from time to time of any event, including without limitation any of the following, whether or not with notice to, or consent of the Borrower:

               (1) any lack of validity or enforceability of the Letters of Credit or any document referred to therein or related thereto or the inability of the Bank to recover payment from any person for any amounts paid by the Bank on account of the Letters of Credit;

               (2) any amendment or waiver of or any consent to departure from all or any of the Letters of Credit or any portion thereof;

               (3) the existence of any claim, setoff, defense or other rights which the Borrower or any guarantor may have at any time against (1) the Bank, (2) any beneficiary or any transferee of the Letters of Credit, (3) any persons for whom the Bank any such beneficiary or any such transferee may be acting, or (4) any other person whether in connection with the Letters of Credit or any related transactions;

               (4) any statement or any other document presented under the Letters of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect whatsoever;

               (5) payment by the Bank under the Letters of Credit against presentation of a sight draft or certificate which does not comply with the terms of the Letters of Credit, provided that such payment shall not have constituted willful misconduct or gross negligence of the Bank but provided further, however, that to the extent that the Bank has liability on account of the foregoing, the Bank will be entitled to assert against the Bor-rower any and all claims and rights that could have been asserted against the Borrower by any beneficiary of the Letters of Credit had such beneficiary not received payment from the Bank;

               (6) any other circumstance or happening whatsoever, whether or not similar to any of the foregoing except where caused by the willful misconduct or gross negligence of the Bank, provided, however, that to the extent that the Bank has liability on account of the foregoing, the Bank will be entitled to assert against the Borrower any and all claims and rights that could have been asserted against the Borrower by any beneficiary of the Letters of Credit had such beneficiary not received payment from the Bank.

          (b) The Bank shall be indemnified and held harmless from and against:

               (1) any and all claims, damages, losses, liabilities, reasonable costs or expenses whatsoever which the Bank may incur (or which may be claimed against the Bank by any person or entity whatsoever) by reason of or in connection with the execution and delivery or transfer of, or payment or failure to pay under, the Letters of Credit or the issuance of the Letters of Credit, provided that the Bank shall not be indemnified for any claims, damages, losses, liabilities, costs or expenses to the extent caused by the wilful misconduct or gross negligence of the Bank in determining whether a sight draft or certificate presented under the Letters of Credit complied with the terms of the Letters of Credit provided, however, that to the extent that the Bank has liability on account of the foregoing, the Bank will be entitled to assert against the Borrower any and all claims and rights that could have been asserted against the Borrower by any beneficiary of the Letters of Credit had such beneficiary not received payment from the Bank; and

               (2) Notwithstanding the provisions of 1.9(b) (1) above, any and all reasonable charges and expenses which the Bank may pay or incur relative to the issuance of Letters of Credit and its honoring of drafts which comply with the terms of the Letters of Credit.

     1.10 Reduction of Availability. Notwithstanding anything herein to the contrary, the Bank shall not be obligated to make any Loans requested by the Borrower or to issue any Letter of Credit requested by the Borrower if the making of such Loan or the issuance of such Letter of Credit would cause the aggregate principal amount of the outstanding Loans and the face amounts of the outstanding Letters of Credit to exceed the Commitment as then in effect.

     1.11 Application of Payments.
          -----------------------
          (a) Prior to the occurrence of an Event of Default, payments received by the Bank from or for the account of the Borrower shall be applied as directed by Borrower.

          (b) Upon the occurrence of an Event of Default, the Bank may apply all payments and other sums of money received by it from or on account of the Borrower towards the satisfaction of those Liabilities which the Bank in its sole discretion deems fit.

     1.12 Additional Costs.
          ----------------
          (a) The Borrower shall pay the Bank from time to time such amounts as the Bank may reasonably determine to be necessary to compensate it for any costs (not otherwise included in the Reserve Requirement) which the Bank determines are attributable to its making or maintaining of any LIBOR Loans or COF Loans, or its obligation to make any LIBOR Loans hereunder or any reduction in any amount receivable by the Bank hereunder in respect of any of LIBOR Loans or COF Loans or such obligation (such increases in costs and reductions in amounts receivable being herein called "Additional Costs"), resulting from any Regulatory Change which:

               (i) changes the basis of taxation of any amounts payable to the Bank under this Agreement or the Note in respect of any LIBOR Loans or COF Loans (other than taxes imposed on the overall net income of the Bank for any of such Loans); or

               (ii) imposes or modifies any reserve, special deposit or similar requirements relating to any extensions of credit or other assets of, or any deposits with or other liabilities of the Bank (including any of such Loans, such obligations or any deposits referred to in the definition of "LIBOR Base Rate" in Section 5.1 hereof); or

               (iii) imposes any other condition affecting this Agreement or the Note (or any of such extensions of credit or liabilities).

The Bank will notify the Borrower of any event occurring after the date of this Agreement which will entitle the Bank to compensation pursuant to this
Section 1.12(a) as promptly as practicable after it obtains knowledge thereof and determines to request such compensation and will furnish the Borrower with a certificate setting forth in reasonable detail the basis and the calculation of the amount of each request for compensation under this Section 1.12(a). If the Bank requests compensation from the Borrower under this Section 1.12(a), the Borrower may, by notice to the Bank, suspend the obligation of the Bank to make additional Loans of the type with respect to which such compensation is requested until the Regulatory Change giving rise to such request ceases to be in effect (in which case the provisions of Section 1.15 hereof shall be applicable).

          (b) Without limiting the effect of the provisions of Section 1.12(a) hereof, in the event that, by reason of any Regulatory Change, the Bank either (i) incurs Additional Costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of the Bank which includes deposits by reference to which the interest rate on LIBOR Loans or COF Loans determined as provided in this Agreement or a category of extensions of credit or other assets of the Bank which includes LIBOR Loans or COF Loans or (ii) becomes subject to restric-tions on the amount of such a category of liabilities or assets which it may hold, then, if the Bank so elects by notice to the Borrower, the obligation of the Bank to make additional LIBOR Loans or COF Loans hereunder shall be suspended until such Regulatory Change ceases to be in effect (in which case the provisions of Section 1.15 hereof shall be applicable).

          (c) Determinations and allocations by the Bank for purposes of this Section 1.12 of the effect of any Regulatory Change on its costs of making or maintaining LIBOR Loans or COF Loans or on amounts receivable by it in respect of LIBOR Loans or COF Loans its costs of maintaining its obligations to make LIBOR Loans, and of the additional amounts required to compensate the Bank in respect of any Additional Costs, shall be conclusive, provided that such determinations and allocations are made on a reasonable basis.

          (d) The Bank will notify the Borrower of any event that will entitle it to Additional Costs as promptly as practicable but in any event within 30 days after the Bank obtains knowledge thereof; provided that if the Bank fails to give such notice within 30 days after it obtains knowledge thereof the Bank shall only be entitled to payment of Additional Costs incurred from and after the date 30 days prior to the date that the Bank does give such notice; and provided, further, that the Bank will designate a different lending office for LIBOR Loans or COF Loans, as the case may be, if such designation will avoid or reduce the amount of Additional Costs and will not in the sole opinion of the Bank be disadvantageous to the Bank.

     1.13  Limitation on Types of Loans.  Anything herein to the contrary
           ----------------------------
notwithstanding, if

          (a) the Bank determines (which determination shall be conclusive) that quotations of interest rates for the relevant deposits referred to in the definition of "LIBOR Base Rate" or "COF Rate," as the case may be, in Section 5.1 hereof are not being provided in the relevant amounts or for the relevant maturities for purposes of determining rates of interest for LIBOR Loans or COF Loans, as the case may be, as provided herein; or

          (b) the Bank determines after the date hereof (which determination shall be conclusive) that as a result of circumstances arising after the date hereof the relevant rates of interest referred to in the definition of "LIBOR Base Rate" or "COF Rate," as the case may be, in Section
5.1 hereof upon the basis of which the rate of interest for LIBOR Loans is to be determined no longer adequately cover the cost to the Bank of making or maintaining LIBOR Loans or COF Loans, as the case may be; then the Bank shall give the Borrower prompt notice thereof and, so long as such condition remains in effect, the Bank shall be under no obligation to make additional LIBOR Loans or COF Loans, as the case may be.

     1.14  Illegality.  Notwithstanding any other provision of this
           ----------
Agreement, in the event that it becomes unlawful for the Bank to honor its obligation to make or maintain LIBOR Loans or COf Loans hereunder, then the Bank shall promptly notify the Borrower thereof and the Bank's obligation to make LIBOR Loans or COF Loans shall be suspended until such time as the Bank may again make and maintain LIBOR Loans or COF Loans (in which case the provisions of Section 1.15 hereof shall be applicable).

     1.15  Prime Rate Loans Pursuant to Sections 1.12 and 1.14.  If the
           ---------------------------------------------------
obligation of the Bank to make LIBOR Loans or COF Loans, as the case may be, shall be suspended pursuant to Section 1.12 or 1.14 hereof, all Loans which would otherwise be made as LIBOR Loans and/or COF Loans, as the case may be, shall be made instead as Prime Rate Loans (and, if the event referred to in Section 1.12(b) or 1.14 hereof has occurred and the Bank so requests by notice to the Borrower, all LIBOR Loans and/or COF Loans, as the case may be, then outstanding to the extent required by the applicable Regulatory Change shall be automatically converted, on the date specified by the Bank, in such notice, into Prime Rate Loans.

     1.16 Compensation.  The Borrower shall pay to the Bank, upon the
          ------------
request of the Bank, such amount or amounts as shall be sufficient (in the reasonable opinion of the Bank) to compensate it for any loss, cost or expense which the Bank determines are attributable to:

          (a) any payment or conversion of a LIBOR Loan or COF Loan for any reason (including, without limitation, the acceleration of the Loans pursuant to Article 7 hereof) made by the Bank on a date other than the last day of the Interest Period for such Loan; or

          (b)  any failure by the Borrower to borrow a LIBOR Loan or COF
Loan or to convert any Loan into a LIBOR Loan or COf Loan, as the case may be, for any reason (including, without limitation, the acceleration of the Loans pursuant to Article 7 hereof) on the date for such borrowing or conversion specified in the relevant request for borrowing or conversion given pursuant to Section 1.3 hereof.

Without limiting the effect of the preceding sentence hereof, such compensation shall include, with respect to the LIBOR Loan or COF Loan so paid, converted or not borrowed, an amount equal to the excess, if any, of (i) the amount of interest which would have accrued on the principal amount of such Loan for the period from the date of such payment, conversion or failure to borrow to the end of the Interest Period of such Loan over (ii) the interest component (as reasonably determined by the Bank) of the amount (as reasonably determined by the Bank) the Bank would have bid in the London interbank market for Dollar deposits of leading banks in amounts comparable to such principal amount and maturities comparable to such period.

     1.17 Payments in Respect of Increased Costs.  In the event that the
          --------------------------------------
Bank shall have determined that any Regulatory Change regarding reserves, capital adequacy, special deposit or other similar requirement(s) or any change therein or in the interpretation or application thereof or compliance by the Bank with any request or directive regarding any such requirements (whether or not having the force of law, so long as the Bank reasonably believes that compliance therewith is necessary) from any central bank or governmental authority, does or shall have the effect of reducing the rate of return on the Bank's capital as a consequence of its Commitment or any of its obligations hereunder to a level below that which the Bank could have achieved but for such law or change or compliance (taking into consideration such Bank's policies with respect to capital adequacy or other similar requirements) by an amount deemed by the Bank in the exercise of reasonable discretion to be material, then from time to time, upon submission by the Bank to the Borrower of a written demand therefor which sets forth in reasonable detail the basis for such request and the computation of the amount requested (the amounts set forth in any such demand shall be presumptive evidence thereof, absent manifest error), the Borrower shall pay to the Bank such additional amount or amounts as will compensate the Bank for such increased cost relating to this Agreement from the date of such event, together with any late charge applicable thereto as provided in Section 4.3 hereof and thereafter such similar payments requested by the Bank on the basis set forth above.

     1.18  Use of Proceeds.  The proceeds of the Loans hereunder shall be
           ---------------
used by the Borrower solely for working capital purposes of the Borrower including, without limitation, the payment of interest, fees and expenses relating to this Agreement and the Loans hereunder.

                                 ARTICLE 2

                    CONDITIONS PRECEDENT AND COLLATERAL
                    -----------------------------------
     2.1  Initial Loans.  The obligation of the Bank to make the initial
          -------------
Loans hereunder and to issue an initial Letter of Credit is subject to the receipt by the Bank of the following documents and other items, each of which shall be satisfactory to the Bank in form and substance:

          (a)  Borrower Matters.  A certificate from the Borrower certifying
               ----------------
(i) its certificate of incorporation and bylaws and its director resolutions or other authorizations with respect to this Agreement and the transactions contemplated hereunder and (ii) the name and authorized signature of each of its officers authorized to sign this Agreement, the Note and the Security Documents, as the case may be, and who will, until replaced by another officer or representative duly authorized for that purpose, act as its representative for purposes of signing documents and giving notices and other communications in connection with the transactions contemplated hereby. The Bank may conclusively rely on such certificates until it receives notice in writing from the Borrower to the contrary.

          (b)  No Default Certificate.  A certificate of the President, any
               ----------------------
Vice President or Treasurer of the Borrower to the effect set forth in clauses
(a) and (b) of the first sentence of Section 2.2 hereof.

          (c)  Note.  The Note duly completed and executed.
               ----

          (d)  Security Agreement.  The Security Agreement, duly executed
               ------------------
and delivered by the Borrower.

          (e)  UCC Financing Statements.  UCC-1 financing statements naming
               ------------------------
the Borrower as debtor and executed by the Borrower and the Bank as the secured party in proper form for filing in such jurisdictions as the Bank may reasonably request, and copies of UCC filing searches against the Borrower, as debtor, conducted in each jurisdiction described above demonstrating as at a recent date the existence of no other financing statements against the Borrower.

          (f)  Intercreditor Agreement.  An Amended and Restated
               -----------------------
Intercreditor and Subordination Agreement (the "Intercreditor Agreement"), duly executed and delivered by the Borrower and Joseph Saul.

          (g)  Good Standing.  Certificates issued by the Secretaries of the
               -------------
States of New Jersey, New York, and Florida such certificates showing the Borrower to be duly qualified to do business and in good standing in such States.

          (h) Guarantees.  Guarantees of the Liabilities executed by each of
              ----------
the Subsidiaries of the Borrower.

          (i)  Other Documents.  Such other documents as the Bank or counsel
               ---------------
to the Bank may reasonably request.

          (j)  Commitment Fee.  The fee referred to in Section 8.13(a)
               --------------
hereof.

          (k)  Legal Fees.  The Borrower shall have either paid directly to
               ----------
or reimbursed the Bank for the fees and disbursements of Bank's counsel, Windels, Marx, Davies & Ives incurred in connection with the preparation, execution and delivery of the Loan Documents.

     2.2  Initial and Subsequent Loans.  The obligation of the Bank to make
          ----------------------------
Loans to the Borrower upon the occasion of each borrowing hereunder (including the initial borrowing) and to issue Letters of Credit upon the occasion of each issuance of a Letter of Credit is subject to the further conditions precedent that, as of the date of such Loans (or issuance) and after giving effect thereto: (a) no Event of Default (or event which could become an Event of Default after the giving of notice and/or the passage of time) shall have occurred and be continuing; (b) the representations and warranties made by the Borrower in Article 3 hereof shall be true in all material respects on and as of the date of the making of such Loans with the same force and effect as if made on and as of such date (except to the extent such representations expressly relate to the date hereof or any specified earlier date); and (c) all legal matters incident to the Loans shall be reasonably satisfactory to counsel to the Bank. Each notice of borrowing by the Borrower hereunder shall include a certification and representation by the Borrower to the effect set forth in clauses (a) and (b) of the immediately preceding sentence (both as of the date of such notice and, unless the Borrower otherwise notifies the Bank prior to the date of such borrowing, as of the date of such borrowing).

     2.3  Security Documents.
          ------------------
          (a)  Intentionally Omitted.

          (b) Upon the occurrence of an Event of Default, the Bank shall have the option, in addition to all of the rights and remedies available to it at law, in equity or under this Agreement, to acquire a Lien upon the Borrower's accounts receivable and inventory (collectively, the "Collateral") pursuant to a Security Agreement in the form and substance satisfactory to the Bank. Notwithstanding the execution and delivery by the Borrower of the Security Agreement and selected financing statements pursuant to Section 2.1 hereof, the Security Agreement shall be of no force and effect and the financing statements shall not be filed until the occurrence of an Event of Default.

          (c) The Borrower will pay as they become due (or, if the same are being contested in good faith by proper proceedings, provide adequate reserves for) all taxes, assessments, levies and other governmental charges, by whatever name called, that may at any time be lawfully assessed or levied against or with respect to the Collateral or any other property acquired by the Borrower in substitution for, as a renewal or replacement of, or modifica-tion, improvement or addition to the Collateral.

          (d) The Borrower agrees that in the event that the Collateral or any part thereof shall be damaged or partly or totally destroyed there shall be no abatement or reduction in the amounts payable hereunder and the Borrower shall continue to be obligated to make such payments.

          (e) During such time that the Bank has a Lien on inventory, the Borrower agrees to keep all of the Collateral insured, at its own cost and expense, for the benefit of the Bank, and in such amounts, with such companies, and against such risks as may be acceptable to the Bank, and deliver to the Bank certificates of insurance or, at the request of the Bank, the policies evidencing such insurance. During such time that the Bank has a Lien on inventory, the Bank shall be named as loss payee and an additional insured, as its interests may appear. During such time that the Bank has a Lien on inventory, all policies shall provide that the Bank will be given 30 days notice prior to the non-renewal or cancellation of any policy. If the Borrower fails to take the action called for herein, the Bank may, in its discretion obtain insurance covering the Bank's interest in the Collateral) and the amount of the premium for said insurance shall be added to the Liabilities. During such time that the Bank has a Lien on inventory and no Event of Default shall have occurred and be continuing, the proceeds of any such insurance resulting from a loss of 50% or more of the Borrower's inventory may, at the discretion of the Bank, be applied on account of the Liabilities or used to repair or replace the Collateral which was destroyed, giving rise to such proceeds. Upon the occurrence and during the continuance of an Event of Default, the proceeds of any such insurance may, at the discretion of the Bank, be applied on account of the Liabilities or used to repair or replace the Collateral which was destroyed, giving rise to such proceeds.

                                 ARTICLE 3
                              REPRESENTATIONS
                              ---------------
     In order to induce the Bank to enter into this Agreement and to perform its obligations hereunder, the Borrower makes the following representations to the Bank each and all of which shall survive the execution and delivery of this Agreement:

     3.1  Due Organization, Etc.
          ---------------------
          (a) The Borrower is a corporation duly organized and validly existing under the laws of the State of Florida with its principal corporate place of business at 1460 Broadway, New York, New York 10036;

          (b) Except as set forth on Exhibit 7.02 hereto, as at the date hereof, the Borrower has no Subsidiaries.

     3.2  Good Standing. The Borrower is in good standing under the
          -------------
laws of the state of its incorporation.

     3.3  Qualification. The Borrower is duly qualified to do business and
          -------------
is in good standing in every jurisdiction where the nature of its business requires it to be so qualified.

     3.4  Power and Authority. The Borrower has full corporate power and
          -------------------
authority to execute, deliver and perform this Agreement and any note, instru-ment or agreement required hereunder, and to perform and observe the terms and provisions hereof and thereof. The making and performance by the Borrower of this Agreement, the Loan Documents to which it is a party, the Note and the borrowing hereunder, and the granting to the Bank of the Lien on in the Collateral under the Security Documents, have been duly authorized by all necessary corporate action and do not and will not violate any provision of law, rules, regulations or orders applicable to the Borrower; or result in the breach of, or constitute a default or require any consent under, any indenture or other agreement or instrument by which the Borrower or any of its properties may be bound or affected; or result in, or require, the creation or imposition of any Lien upon or with respect to any properties of the Borrower (other than the Liens on the Collateral created by the Security Documents).

     3.5  Third Party Consents.  No consent or approval of any trustee or
          --------------------
holder of any indebtedness or obligation of the Borrower is necessary in con-nection with the execution and delivery of this Agreement and any note, instrument or agreement required hereunder, or any transaction contemplated hereby, with the exception of any consents or approvals which may have been obtained and certified copies of which have been delivered to the Bank.

     3.6  Governmental Consents.  No consent, permission, authorization,
          ---------------------
order or license of any governmental authority is necessary in connection with the execution and delivery of this Agreement and any note, instrument or agreement required hereunder, or any transaction contemplated hereby, except as may have been obtained and certified copies of which have been delivered to the Bank.

     3.7  Conflicts.  There is no provision of any indenture or material
          ---------
agreement, written or oral, to which the Borrower is a party or under which it is obligated which would be contravened by the execution and delivery of this Agreement or any note or other instrument or agreement required hereunder, or by the performance of any provision, condition, covenant or other term hereof or thereof.

     3.8  Compliance with Law.
          -------------------
          (a) There is no judgment, decree or order of any court or agency binding on the Borrower which would be contravened by the execution and delivery of this Agreement or any note or other instrument or agreement required hereunder, or by the performance of any provision, condition, covenant or other term hereof or thereof.

          (b) There is no statute, rule or regulation binding on the Borrower which would be contravened by the execution and delivery of this Agreement or any note or other instrument or agreement required hereunder, or by the performance of any provision, condition, covenant or other term hereof or thereof.

     3.9 Title.  The Borrower has good and marketable title to its inventory,
         -----
and none of said inventory is subject to any Lien, security interest, encumbrance, charge or title retention or other security agreement or arrangement of any character.

     3.10  Taxes.
           -----
          (a) The Borrower has timely filed all returns and information and other reports required of it under all Federal, State, local and foreign tax laws to which it is subject;

          (b) all such returns and reports are true, correct and complete in all material respects;

          (c) there are not now in effect any extensions of time in which to assess additional taxes;

          (d) the Borrower has paid or made adequate provision for the full payment of all fees, taxes, interest and penalties which have been incurred or are due and payable by it or which have been asserted or proposed to be asserted against it;

          (e) liability for taxes shown on the most current financial statements of the Borrower submitted to the Bank is sufficient for the payment of all Federal, State, local and foreign taxes attributable or with respect to all periods, or portions thereof, prior to the date of such financial statements remaining unpaid as of such date and any interest thereon to such date;

          (f) except for periodic audits with respect to collection of state sales and use taxes, the Borrower is not now being audited by any tax authority; and

          (g) there are pending no unresolved issues arising from prior or present audits, except as set forth in the most current financial statements of the Borrower submitted to the Bank and except as set forth on Schedule 3.10 attached hereto.

     3.11  Litigation.  The Borrower has not received any written notice of
           ----------
any action or proceeding which is now pending or, to the knowledge of the Borrower threatened against the Borrower at law, in equity or otherwise, before any court, board, commission, agency or instrumentality of any federal, state or local government or of any agency or subdivision thereof, or before any arbitrator or panel of arbitrators other than claims covered by insurance or which, if adversely determined, would not have a material adverse effect on the business or financial condition of the Borrower.

     3.12  Defaults.
           --------
          (a) No event has occurred and is continuing which would consti-tute an Event of Default or which, upon a lapse of time and notice, if applicable, would become such an Event of Default.

          (b) No borrowing by the Borrower under this Agreement constitutes an event of default under any material agreement to which the Borrower is a party.

     3.13  Financial Condition.  Borrower's Form 10Q for the period ended
           -------------------
June 30, 1996 is complete and correct in all material respects, and the financial statements contained therein have been prepared in accordance with generally accepted accounting principles and practices consistently applied and fairly represent the financial condition of the Borrower as of the date thereof and for the period indicated. Since June 30, 1996 there has been no material adverse change in Borrower's financial condition sufficient to impair its ability to repay all of the Liabilities. The Borrower does not have any contingent obligations, liabilities for taxes or other outstanding financial obligations which are material in the aggregate, except as disclosed in the Form 10Q.

     3.14  ERISA.
           -----
          (a) Neither the Borrower nor any employee benefit plan main-tained by the Borrower is in violation of any of the provisions of ERISA, and no prohibited transaction (within the meaning of Title I of ERISA or the Code) has occurred and is continuing with respect to any such plan, in each instance where such violation or prohibited transaction or any liabilities resulting directly or indirectly therefrom individually or in the aggregate might have a material adverse effect on the business, results of operations, prospects, financial condition or any material asset of the Borrower or on the ability of the Borrower to execute this Agreement or consummate any of the transactions contemplated hereby.

          (b) With respect to each employee benefit plan within the meaning of Section 3(3) of ERISA maintained by the Borrower:

               (1) all reports forms or other information required to be filed with any government agency or to be distributed or made available to any plan participant or beneficiary by the Borrower has been filed, distributed or made available;

               (2) all such plans have been amended to the extent currently required by the applicable provisions of ERISA and the Code;

               (3) the Borrower has made all contributions required to be made with respect to each such plan; and

               (4) with respect to each group health plan maintained by Borrower, the requirements of Sections 601 through 608 of ERISA have been complied with.

          (c) Neither the Borrower nor any officer, director or other employee of Borrower, nor any "party in interest" or "disqualified person", as such terms are defined in Section 3 of ERISA and Section 4975 of the Code, has, with respect to any employee benefit plan maintained by Borrower, engaged in or been a party to any "prohibited transaction," as such term is defined in
Section 4975 of the Code or Section 406 of ERISA, in connection with which the Borrower or any officer, director or other employee of Borrower, or any employee benefit plan maintained by the Borrower could, directly or indirectly, be subject to either a penalty, assessed pursuant to Section 502(i) of ERISA, or a tax imposed by Section 4975 of the Code.

          (d) The present value (determined using actuarial and other assumptions which are currently reasonable in respect to the benefits provided and the employees participating) of the liability of the Borrower for post-retirement benefits to be provided to its current and former employees under benefit plans (as defined in Section 3(l) of ERISA) does not, in the aggregate, exceed the assets under all such benefit plans allocable to such benefits.

     3.15  Indebtedness.  The Borrower is indebted to Joseph Saul in the
           ------------
aggregate amount of $2,000,000. This debt is evidenced by a $1,750,000 note dated November 16, 1990 and a $250,000 note dated November 19, 1991, the originals of which have been delivered to the Bank.

     3.16  Margin Stock.  The Borrower is not engaged principally, or as one
           ------------
of its important activities, in the business of extending credit for the purpose of buying or carrying margin stock (within the meaning of Regulations G, T, U and X of the Board of Governors of the Federal Reserve System) and no part of the proceeds of the Loans hereunder will be used to buy or carry any margin stock or to extend credit to others for the purpose of buying or carrying any margin stock.

     3.17  Binding Agreements.  This Agreement constitutes, and the Note and
           ------------------
the Loan Documents to which the Borrower is a party when executed and delivered by the Borrower will constitute, the legal, valid and binding obli-gations of the Borrower enforceable in accordance with their respective terms, except insofar as the enforceability hereof and thereof may be limited by applicable bankruptcy, insolvency or other similar laws affecting the enforcement of creditors' rights generally and by general principles of equity.

     3.18  Environmental Laws.  The Borrower does not own any real property.
           ------------------
Except as consistent with applicable Environmental Laws and Regulations, to the best of the Borrower's knowledge, no Hazardous Substances are present on or below the surface of the leased premises included in the Borrower's assets. To the best of Borrower's knowledge, none of the soil, ground water, or surface water of such leased premises, is contaminated in any material respect by any Hazardous Substance and there is no reasonable potential for such contamination from neighboring property. To the best of Borrower's knowledge, there are no incinerators, septic tanks, or cesspools located on such leased premises, all sewage is discharged into a public sanitary sewer system, and no Hazardous Substances are emitted, discharged or released in any material respect from such leased premises, directly or indirectly, into the atmosphere or any body of water. Neither the Borrower nor, to the best of the Borrower's knowledge, any present or former owner or operator of such leased premises, has been identified as a potentially responsible party for cleanup liability with respect to the emission, discharge, or release of any Hazardous Substance which could materially impair the Borrower's ability to repay the Loans hereunder. As of the date hereof, no permits, licenses, or other authori-zations issued pursuant to the Environmental Laws and Regulations are required for Borrower's ownership, present use of or occupancy in any material respect of such leased premises.

     3.19  Full Disclosure.  None of the financial statements, nor any
           ---------------
certificate, opinion, or any other statement made or furnished to the Bank by or on behalf of the Borrower in connection with this Agreement or the transactions contemplated hereby, contains any untrue statement of a material fact, or omits to state a material fact necessary in order to make the statements contained therein or herein not misleading, as of the date such statement was made. There is no fact now known to the Borrower which has, or would in the now foreseeable future have, a material adverse effect on the business, prospects or condition, financial or otherwise, of the Borrower, which fact has not been set forth herein, in the Financial Statements, or any certificate, opinion, or other written statement so made or furnished to the Bank.

          3.20 Government Regulation. Neither the Borrower nor any of its
               ---------------------
Subsidiaries nor any Person controlling the Borrower or any of its Subsidiaries or under common control with the Borrower or any of its Subsidiaries is subject to regulation under the Public Utility Holding Company Act of 1935, the Investment Company Act of 1940, the Interstate Commerce Act or any statute or regulation which regulates the incurring by the Borrower of Indebtedness for borrowed money.


                                  ARTICLE 4
                                  COVENANTS
                                  ---------

     The Borrower covenants and agrees that until the full and final payment of the Liabilities, unless the Bank waives compliance in writing:

     4.1  Payment. The Borrower will repay the Loans, all amounts drawn
          -------
against any of the Letters of Credit and all other Liabilities according to the terms hereof and the Note.

     4.2  Maintenance. The Borrower will maintain, preserve and keep its
          -----------
properties and assets or cause the same to be maintained, preserved and kept in good repair, working order and condition excepting reasonable wear and tear.

     4.3    Taxes. The Borrower will pay as they become due (or, if the same
            -----
are being contested in good faith by proper proceedings, provide adequate reserves for) all taxes assessments, levies and other governmental charges, by whatever name called, that may at any time be lawfully assessed or levied against or with respect to the Borrower.

     4.4  Mergers, Etc. The Borrower will maintain all of its rights,
          ------------
privileges and franchises necessary or desirable in the normal conduct of its business, conduct its business in an orderly and regular manner, not dissolve or otherwise dispose of all or a substantial part of its assets. The Borrower will maintain its corporate existence and will not (a) consolidate with or merge into another corporation or permit one or more other corporations to consolidate with or merge into it or (b) acquire all or substantially all of the assets of any Person except that the Borrower may make acquisitions of the assets or the stock of such Person otherwise prohibited by this Section provided, that (i) such acquisition(s) is made for cash in an amount not greater than $1,000,000 in the aggregate, (ii) the Borrower remains the surviving entity of any such acquisition and (iii) the combined financial statements of the Borrower and the Person evidence proforma compliance with all of the terms of this Agreement for the combined entities, as determined by the Bank.

     4.5  Financial Statements.
          --------------------
          (a) The Borrower will deliver to the Bank, within 90 days after the close of each fiscal year of Borrower, its "10K" Balance Sheet and Income, Profit & Loss Statement duly audited on a certified basis by a certified public accountant or firm of certified public accountants, acceptable to the Bank, showing the assets and liabilities of the Borrower as of the close of said fiscal year and the results of its operations during said fiscal year. Said statements shall be prepared in accordance with generally accepted accounting principles and practices consistently applied over the entire period to which they relate.

          (b) The Borrower will deliver to the Bank, within 45 days after the close of each fiscal quarter of Borrower, its "10Q" Balance Sheet and Income, Profit & Loss Statement prepared internally by the management of the Borrower showing the assets and liabilities of the Borrower as of the close of said fiscal quarter and year-to-date and the results of its operations during said fiscal quarter and year-to-date. Said statements shall be prepared in accordance with generally accepted accounting principles and practices consistently applied over the entire period to which they relate, subject only to year end adjustment.

          (c) The Borrower will submit to the Bank, together with the financial statements required under clauses (a) and (b) of this Section 4.5, a certificate signed by the Chief Financial Officer of the Borrower to the effect that all warranties and representations made by the Borrower to the Bank in this Agreement remain true, correct and complete and that the Borrower is in compliance therewith and, and none of the Borrower's covenants (including fin-ancial covenants), have been breached or violated, or if any such warranty or representation is no longer true, correct or complete or if any such covenant has been breached, specifying the nature thereof and stating what action is proposed with respect thereto. The Borrower's compliance with the provisions of this Section 4.5 shall not be deemed a cure of its failure to comply with the underlying obligations which have been breached or violated.

          (d) The Borrower will deliver to the Bank, within 30 days after the close of each calendar month, a statement setting forth in reasonable detail the Borrower's receivable, inventory, accounts payable, Indebtedness payable to (or from) its officers and directors and its Indebtedness to banks (including the Bank) or other financial institutions.

     4.6  Litigation.  The Borrower will notify the Bank in writing within a
          ----------
reasonable time (which shall in no event exceed ten business days) of the commencement of any litigation against the Borrower which, if determined adversely to it would result in its dissolution or liquidation, prevent or materially impair it from conducting its business substantially as now conducted, prevent or materially impair the Borrower from repaying the Loans, amounts which may be drawn against any of the Letters of Credit and other Liabilities or otherwise faithfully performing its obligations under this Agreement or result in a material adverse change in Borrower's business or financial condition or affairs or creditworthiness. Without intending to limit the generality of the foregoing, any litigation which seeks monetary damages (whether compensatory or punitive) from the Borrower in an aggregate amount in excess of $100,000.00 which is not covered by insurance shall be deemed to constitute litigation of a character which must be reported to the Bank.

     4.7  Additional Information.  The Borrower shall deliver to the Bank:
          ----------------------
          (1) Promptly upon receipt thereof, copies of all other material reports, including management letters, submitted to the Borrower by its independent certified public accountants in connection with any annual, interim or special audit of the books of the Borrower made by such accountants.

          (2) As soon as possible, and in any event within 10 days after the Borrower knows that any of the events or conditions specified below with respect to any Plan or Multiemployer Plan have occurred or exist, a statement signed by a senior officer of the Borrower setting forth details respecting such event or condition and the action, if any, which the Borrower or any ERISA Affiliate proposes to take with respect thereto (and a copy of any report or notice required to be filed with or given to PBGC by the Borrower or any ERISA Affiliate with respect to such event or condition):

               (i) any reportable event, as defined in Section 4043(b) of ERISA and the regulations issued thereunder, with respect to a Plan as to which PBGC has not by regulation waived the requirement of
          Section 4043(a) of ERISA that it be notified within 30 days of the occurrence of such event (provided that a failure to meet the minimum funding standard of Section 412 of the Code or Section 302 of ERISA shall be a reportable event regardless of the issuance of any waivers in accordance with Section 412(d) of the Code);

               (ii) the filing under Section 4041 of ERISA of a notice of intent to terminate any Plan or the termination of any Plan;

               (iii) the institution by PBGC of proceedings under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan, or the receipt by the Borrower or any ERISA Affiliate or a notice from a Multiemployer Plan that such action has been taken by PBGC with respect to such Multiemployer Plan;

               (iv) the complete or partial withdrawal by the Borrower or any ERISA Affiliate under Section 4201 or 4204 of ERISA from a Multiemployer Plan, or the receipt by the Borrower or any ERISA Affiliate of notice from a Multiemployer Plan that it is in reorganization or insolvency pursuant to Section 4241 or 4245 of ERISA or that it intends to terminate or has terminated under
          Section 4041A of ERISA; and

               (v) the institution of a proceeding by a fiduciary of any Multiemployer Plan against the Borrower or any ERISA Affiliate to enforce Section 515 of ERISA, which proceeding is not dismissed within 30 days.

               (vi) any Person shall have engaged in any "prohibited transaction" (as defined in Section 406 of ERISA or Section 4975 of the Code; and

               (vii) any "accumulated funding deficiency" (as defined in Section 302 of ERISA), whether or not waived, shall exist with respect to any Plan.

          (3) Promptly after their becoming available, copies of financial statements and proxy statements which the Borrower shall have sent to its stockholders generally.

          (4) As soon as possible, and in any event within 10 days after the Borrower knows that any of the events or conditions set forth below have occurred or exist, a statement signed by a senior officer of the Borrower setting forth details respecting such event or condition and the action which the Borrower (or the applicable Affiliate) proposes to take with respect thereto (and a copy of any notices or other communications received or given by the Borrower or the applicable Affiliate with respect thereto):

               (i) any judgment, action, proceeding or investigation pending before any court or governmental authority, bureau or agency, including, without limitation, any environmental regulatory body, with respect to or threatened against or affecting the Borrower or any of its Affiliates or relating to the assets or liabilities of any of them (including, without limitation, in respect of any "facility" owned, leased or operated by any of them under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or under any state, local or municipal statute, ordinance or regulation in respect thereof, in connection with any release of any toxic or hazardous waste or chemical substance, pollutant or contaminant into the environment, or with the generation, storage or disposal of any toxic or hazardous wastes or other chemical substances), which could have a material adverse effect on the business or financial condition of the Borrower or materially impair the value of any of the Collateral; and

               (ii) any liability or threatened liability of the Borrower or its Affiliates (a) under any applicable law for any release of a hazardous substance caused by the seeping, spilling, leaking, pumping, pouring, emitting, emptying, discharging, injecting, escaping, leaching, dumping or disposing of hazardous wastes or other chemical substances, pollutants or contaminants into the environment, or (b) for the costs of any cleanup or other remedial action including, without limitation, costs arising out of security fencing, alternative water supplies, temporary evacuation and housing and other emergency assistance undertaken by any environ-mental regulatory body having jurisdiction over the Borrower or its Affiliates to prevent or minimize any actual or threatened release by the Borrower or its Affiliates of any hazardous wastes or other chemical substances, pollutants and contaminants into the envi-ronment which would endanger the public health or the environment which could in either case have a material adverse effect on the business or financial condition of the Borrower.

          (5) Promptly after the Borrower has knowledge of the occurrence of any Event of Default or any material adverse change in the business or financial condition of the Borrower, a statement of a senior officer of the Borrower describing such Event of Default or material adverse change, as the case may be, and the action which the Borrower proposes to take with respect thereto.

     4.8  Compliance.  The Borrower will at all times comply with, or cause
          ----------
to be complied with, all laws, statutes, rules, regulations applicable to it and all orders and directions of any governmental authority having jurisdiction over it and its business. Without limiting the generality of the foregoing, the Borrower will operate all property owned or leased by it such that no material obligation, including a cleanup obligation, shall arise under any Environmental Law and Regulation, which obligation would constitute a Lien or charge (prior to that in favor of the Bank under the Security Documents) on any property of the Borrower.

     4.9   Access to Properties.  Upon reasonable notice and during normal
           --------------------
business hours and in a way that will not materially interfere with the Borrower's business operations, the Bank shall have full access to, and the right, through its officers, agents, attorneys or accountants to enter upon Borrower's premises and from time to time, for the purpose of examining Bor-rower's records concerning the Collateral and for inspecting the Collateral and any and all records.

     4.10  Reports.  The Borrower shall supply to the Bank on forms supplied
           -------
by the Bank or otherwise acceptable to the Bank, such information as the Bank may request on a frequency requested by the Bank. Such information may include, but is not limited to, information concerning each store and the performance of each such store.

     4.11  Books and Records.  After reasonable notice and during normal
           -----------------
business hours and in a way that will not materially interfere with the Borrower's business operations, the Bank shall have full access to, and the right, through its officers, agents, attorneys or accountants and at Borrower's expense to examine, check, inspect and make abstracts and copies from Borrower's books, accounts, orders, records, audits, correspondence, and all other papers and, in furtherance of the foregoing, to enter upon Borrower's premises during business hours and from time to time, for the purpose of examining all of Borrower's records.

     4.12  Debt Ratio.
           ----------
          (a) The Borrower will not permit the Debt Ratio to exceed 1.00 to 1 as at the end of any fiscal quarter.

          (b) The Bank will determine compliance with the foregoing based on the financial information which the Borrower is required to submit to the Bank.

     4.13  Tangible Net Worth.
           ------------------
          (a) The Borrower will not permit its Tangible Net Worth as at any date set forth in Column A below to be less than the amount set forth in Column B below.

     A                             B
     -                             -
     Date                          Minimum Tangible
     ----                          Net Worth
                                   ---------
     August 26, 1996               $19,000,000

     December 31, 1996             $20,000,000

     December 31, 1997             $23,000,000

     December 31, 1998             $26,000,000

     December 31, 1999 and
     thereafter                    $30,000,000


          (b) The Bank will determine compliance with the foregoing based on the financial information which the Borrower is required to submit to the
Bank. If on any determination date, Borrower is not in compliance with this covenant, the Bank shall permit Borrower to incur up to $2,000,000 of Subordinated Indebtedness within 30 days after such non-compliance if it is determined that the incurrence of such Subordinated Indebtedness will cure such Event of Default.

     4.14  Current Ratio.
           -------------
          (a) The Borrower shall not permit the ratio of the Borrower's current assets to current liabilities (including, without limitation, all Liabilities and other long term loans owing to Persons other than the Bank), as of the end of any fiscal quarter, to be less than 1.15:1.

          (b) The Bank will determine compliance with the foregoing based on the financial information which the Borrower is required to submit to the Bank.

     4.15  Capital Expenditures.
           --------------------
          (a) The Borrower shall not make capital expenditures in excess of $4,150,000 for the nine months ending September 30, 1996.

          (b) The Borrower shall not make capital expenditures in excess of $5,500,000 for the fiscal year ending December 31, 1996.

          (c) The Borrower shall not make capital expenditures in excess of $2,050,000 for the fiscal quarter ending March 31, 1997.

          (d) The Borrower shall not make capital expenditures in excess of $3,800,000 for the six months ending June 30, 1997.

          (e) The Borrower shall not make capital expenditures in excess of $5,800,000 for the nine months ending September 30, 1997.

          (f) The Borrower shall not make capital expenditures in excess of $7,200,000 for the fiscal year ending December 31, 1997.

          (g) The Borrower shall not make capital expenditures in excess of $2,550,000 for the fiscal quarter ending March 31, 1998.

          (h) The Borrower shall not make capital expenditures in excess of $4,150,000 for the six months ending June 30, 1998.

          (i) The Borrower shall not make capital expenditures in excess of $6,150,000 for the nine months ending September 30, 1998.

          (j) The Borrower shall not make capital expenditures in excess of $8,300,000 for the fiscal year ending December 31, 1998.

          (k) The Borrower shall not make capital expenditures in excess of $3,050,000 for the fiscal quarter ending March 31, 1999.

          (l) The Borrower shall not make capital expenditures in excess of $5,650,000 for the six months ending June 30, 1999.

          (m) The Borrower shall not make capital expenditures in excess of $8,650,000 for the nine months ending September 30, 1999.

          (n) The Borrower shall not make capital expenditures in excess of $10,550,000 for the fiscal year ending December 31, 1999 and for each fiscal quarter thereafter.

          (o) The Borrower shall not make any capital expenditures during the period commencing January 1, 2000 until and including January 31, 2000.

          (p) The Bank will determine compliance with the foregoing based on the financial information which the Borrower is required to submit to the Bank.

     4.16  Debt Service.  The Borrower will cause Debt Service Coverage as at
           ------------
the end of any fiscal quarter beginning the fiscal quarter ending September 30, 1996 to be not be less than 375%.

     (b) The Bank will determine compliance with the foregoing on a rolling four quarter basis, based on the financial information which the Borrower is required to submit to the Bank.

     4.17  Transactions with Affiliates.  The Borrower will not directly or
           ----------------------------
indirectly: (a) make any Investment in an Affiliate; (b) transfer, sell, lease, assign or otherwise dispose of any assets to an Affiliate; (c) merge into or consolidate with or purchase or acquire assets from an Affiliate;
or (d) enter into any other transaction directly or indirectly with or for the benefit of any Affiliate (including, without limitation, Guarantees and assumptions of obligations of an Affiliate); provided that the Borrower may enter into any transaction with an Affiliate providing for the leasing of property, the rendering or receipt of services or the purchase or sale of inventory and other assets in the ordinary course of business, if the monetary or business consideration arising therefrom would be substantially as ad-vantageous to the Borrower as the monetary or business consideration which would obtain in a comparable arms length transaction with a Person not an Affiliate.

     4.18  Restricted Payments.  The Borrower will not make any Restricted
           -------------------
Payments at any time.

     4.19  Liens.  The Borrower will not suffer to exist any Lien, encum-
           -----
brance, mortgage or security interest on any property in which the Bank has (or could, pursuant to Section 2.3 hereof, have) a Lien under this Agreement other than Carrier's warehousemen's, mechanics', materialmen's, repairmen's or other like Liens arising in the ordinary course of business which are not overdue for a period of more than 30 days or which are being contested in good faith and by appropriate proceedings.

     4.20  Accounts Receivable.  The Borrower shall not dispose of more than
           -------------------
$100,000 of its accounts receivable in any fiscal year. If the Borrower disposes of any accounts receivable it shall be for a sale price not less than 85% of the face amount thereof.

     4.21  Guarantees.  The Borrower will not Guarantee any Indebtedness of
           ----------
any Person without the prior written consent of the Bank.

     4.22   Business.  The Borrower will not materially change the nature of
            --------
its business without the consent of the Bank.

     4.23  Inventory.  All Inventory and other Collateral subject to the
           ---------
Security Documents is located at the locations set forth on Schedule 4.23 hereof; in the event, any additional locations are added, Borrower shall notify Bank of same and execute any UCC-1 Financing Statements or take such other actions as Bank may reasonably request to evidence the security interest granted to the Bank.

                                 ARTICLE 5
                    DEFINITIONS AND ACCOUNTING MATTERS
                    ----------------------------------
     5.1  Certain Defined Terms.  In addition to the other defined terms
          ---------------------
provided for elsewhere in this Agreement, as used herein the following terms shall have the following meanings (terms defined in the singular to have the same meanings when used in the plural and vice versa):
    ---- -----
     "Affiliate" shall mean, as to any Person, any other Person which
      ---------
directly or indirectly controls, or is under common control with, or is controlled by, such Person. As used in this definition, "control" (including,
                                                          -------
with its correlative meanings, "controlled by" and "under common control with")
                                -------------       -------------------------
shall mean possession, directly or indirectly, of power to direct or cause the direction of management or policies (whether through ownership of securities or partnership or other ownership interests, by contract or otherwise), provided that, in any event, any Person which owns directly or indirectly 5% or more of the securities having ordinary voting power for the election of directors or any other governing body of a corporation or 5% or more of the partnership or other ownership interests of any other Person
(other than as a limited partner of such other Person) will be deemed to control such corporation or other Person. Notwithstanding the foregoing, no individual shall be deemed to be an Affiliate of a Person solely by reason of his or her being an officer or director of such Person.

     "Applicable Margin" shall mean (A) if the Debt Ratio shall at any time
      -----------------
equal or exceed 1.00:1, with respect to Loans which are (i) Prime Rate Loans,
 .5%; (ii) COF Loans, 2.5% and (iii) LIBOR Loans, 2.5%; or (B) effective three Business Days after receipt by the Bank from the Borrower of financial statements demonstrating a change in the Debt Ratio such that the Debt Ratio equals or is less than .99 to 1, with respect to Loans which are (i) Prime Rate Loans, 0%; (ii) COF Loans, 2.0% and (iii) LIBOR Loans, 2.0%; provided, that if an Event of Default shall occur and be continuing "Applicable Margin" shall mean the Applicable Margin as set forth in clause (A) above.

     "Bankruptcy Code" shall mean 11 U.S.C. S101, et seq., as amended.
      ---------------                             -- ---
     "Business Day" shall mean any day on which commercial banks are not
      ------------
authorized or required to close in New York City and, where such term is used in the definition of "Quarterly Date" in this Section 5.1 or if such day relates to a borrowing of, a payment or prepayment of principal of or interest on, or the Interest Period for, a LIBOR Loan or a COF Loan, as the case may be, or a notice by the Borrower with respect to any such borrowing, payment, prepayment or Interest Period, any day which is also a London Banking Day.

     "Capital Lease Obligations" shall mean, as to any Person, the
      -------------------------
obligations of such Person to pay rent or other amounts under a lease of (or other agreement conveying the right to use) real and/or personal property which obligations are required to be classified and accounted for as a capital lease on a balance sheet of such Person under United States generally accepted accounting principles and, for purposes of this Agreement, the amount of such obligations shall be the capitalized amount thereof, determined in accordance with United States generally accepted accounting principles.

     "COF Rate" shall mean the rate of interest per annum determined by the
      --------
Bank, in its sole discretion, that is based upon a rate per annum or a blending of rates per annum at which the Bank is then able to raise deposits to fund a given COF Loan, the source of which may change daily but is currently determined by the Bank as the rate it would offer in the London interbank market for deposits of Eurodollars in amounts and for an Interest Period comparable to the amount and term of the Interest Period selected by the Borrower, which offered rate shall be adjusted as necessary to reflect the reserve requirements and assessment rates and all other costs of such funds.

     "Code" shall mean the Internal Revenue Code of 1986, as amended.
      ----
     "Collateral" shall have the meaning assigned to such term in the
      ----------
Security Documents.

     "Commitment" shall mean the obligation of the Bank to make Loans and
      ----------
issue Letters of Credit hereunder in the aggregate amounts specified in
Section 1.1(b) subject to and in accordance with the terms and condition of this Agreement as the same may be reduced from time to time in accordance with
Section 1.2(c) hereof.

     "Commitment Termination Date" shall mean January 31, 2000.
      ---------------------------

     "Debt Ratio" shall mean, as of any date of determination thereof, the
      ----------
ratio of (i) the aggregate amount of Indebtedness (exclusive of Subordinated Indebtedness) and other liabilities, of the Borrower and its Subsidiaries on a consolidated basis as at such date of determination to (ii) the sum Tangible Net Worth plus Subordinated Indebtedness of the Borrower and its Subsidiaries on a consolidated basis as at such date of determination.

     "Debt Service" shall mean, as at any date, the sum (calculated without
      ------------
duplication) of (i) all payments of principal and fees on all items of Indebtedness made during the period commencing on the first day of the fiscal year of the Borrower in which such date occurs and concluding on the last day of the immediately preceding full fiscal quarter; plus (ii) all payments of
                                                  ----
principal and fees on all items of Indebtedness scheduled to be made during the period commencing on the first day of the fiscal year of the Borrower in which such date occurs and concluding on the last day of the immediately preceding full fiscal quarter (whether or not timely paid); plus (iii) all
                                                            ----
payments of interest on all items of Indebtedness made during the period commencing on the first day of the fiscal year of the Borrower in which such date occurs and concluding on the last day of the immediately preceding full fiscal quarter; plus (iv) all payments of interest on all items of
                ----
Indebtedness accrued during the period commencing on the first day of the fiscal year of the Borrower in which such date occurs and concluding on the last day of the immediately preceding full fiscal quarter (whether or not timely paid) exclusive of interest on Subordinated Indebtedness which is not payable during such period assuming compliance with the terms of subordination thereof; plus (v) all payments of taxes made during the period commencing on
         ----
the first day of the fiscal year of the Borrower in which such date occurs and concluding on the last day of the immediately preceding full fiscal quarter; plus (vi) all payments made in respect of the current portion of capital
----
leases made during the period commencing on the first day of the fiscal year of the Borrower in which such date occurs and concluding on the last day of the immediately preceding full fiscal quarter.

     "Debt Service Coverage" shall mean, as at any date of determination
      ---------------------
thereof, the quotient, expressed as a percentage (which may be in excess of 100%) determined by dividing (i) the earnings before interest, taxes, depreciation and amortization of the Borrower and its Subsidiaries on a consolidated basis for the period commencing on the first day of the fiscal year of the Borrower in which such date occurs and concluding on the last day of the immediately preceding full fiscal quarter by (ii) Debt Service.

     "Dollars" and "$" shall each mean lawful money of the United States of
      -------       -
America.

     "Environmental Laws and Regulations" shall mean all environmental,
      ----------------------------------
health and safety laws, rules, regulations, and ordinances applicable to the Borrower or any other Loan Party, or any of their respective assets or properties, including, without limitation: (i) all rules, regulations, ordinances, decrees, and other similar documents and instruments of all courts and governmental authorities, bureaus and agencies, whether issued by environmental regulatory agencies or otherwise, and (ii) all laws, rules, regulations, ordinances and decrees relating to the release of any toxic or hazardous waste or other chemical substance, pollutant or contaminant into the environment or the generation, treatment, storage or disposal of any toxic or hazardous wastes or other chemical substances.

     "ERISA" shall mean the Employee Retirement Income Security Act of 1974,
      -----
as the same may be amended from time to time, and the regulations promulgated thereunder.

     "ERISA Affiliate" shall mean any corporation or trade or business which
      ---------------
is a member of the same controlled group of corporations (within the meaning of Section 414(b) of the Code) as the Borrower or is under common control (within the meaning of Section 414(c) of the Code) with the Borrower.

     "Guarantee" by any Person shall mean any obligation, contingent or
      ---------
otherwise, of such Person directly or indirectly guaranteeing any Indebtedness or other obligation of any other Person or in any manner providing for the payment of any Indebtedness or other obligation of any other Person or otherwise protecting the holder of such Indebtedness against loss (whether by virtue of partnership arrangements, agreements to keep well, to purchase assets, goods, securities or services, or to take or pay or otherwise), provided that the term "Guarantee" shall not include endorsements for collection or deposit in the ordinary course of business. The term "Guarantee" used as a verb shall have a correlative meaning.

     "Hazardous Substance" shall mean any hazardous substance, hazardous or
      -------------------
toxic waste, hazardous material, pollutant or contaminant, as those or similar terms are used in the Environmental Laws and Regulations and shall include, without limitation, asbestos and asbestos related products, chlorofluoro-carbons, oils or petroleum derived compounds, polychlorinated biphenyls, pes-ticides and radon.

     "Indebtedness" shall mean, as to any Person at any date (without
      ------------
duplication): (i) indebtedness created, issued, incurred or assumed by such Person for borrowed money or evidenced by bonds, debentures, notes or similar instruments; (ii) all obligations of such Person to pay the deferred purchase price of property or services, excluding, however, trade accounts payable (other than for borrowed money) arising in, and accrued expenses incurred in, the ordinary course of business of such Person so long as such trade accounts payable are paid within 120 days of the date incurred or, if unpaid, are being disputed in good faith by such Person and for which an adequate reserve has been established; (iii) all Indebtedness of others secured by a Lien on any asset of such Person, whether or not such Indebtedness is assumed by such Person; (iv) all Indebtedness or other obligations of others Guaranteed by such Person; (v) all Capital Lease Obligations; and (vi) reimbursement obligations of such Person (whether contingent or otherwise) in respect of letters of credit, bankers acceptances, surety or other bonds and similar instruments.

     "Interest Payment Date" shall mean (a) with respect to any Prime Loan,
      ---------------------
the first Business Day of each calendar month to occur after a Prime Loan is made or a Libor Loan or a COF Loan is converted to a Prime Loan, and the date of conversion of a Prime Loan to a Libor Loan or a COF Loan, (b) as to any Libor Loan or COF Loan in respect of which the Borrower has selected an Interest Period of one, two, three or six months, the last Business Day of such Interest Period and, in the case of any Interest Period of six months, on the corresponding date of the third month of such Interest Period, (c) as to any COF Loan in respect of which the Borrower has selected an Interest Period of one week, the day which is six days after the first day of the commencement of such Interest Period, subject to adjustment as set forth in the definition of "Interest Period" set forth below and (d) as to any Loan, the Commitment Termination Date or such earlier date as the Commitment shall terminate as provided herein.

     "Interest Period" shall mean,  with respect to any LIBOR Loan or COF
      ---------------
Loan, the period commencing on the date such Loan is made or converted from another type of loan and ending on the numerically corresponding day in the first, second, third or sixth calendar month thereafter, as the Borrower may select as provided in Section 1.3 hereof, except that (i) each such Interest Period which commences on the last Business Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the ap-propriate subsequent calendar month and (ii) in respect of a COF Loan for which a one week Interest Period has been selected, the sixth day after the day such Interest Period commences. Notwithstanding the foregoing, each Interest Period which would otherwise end on a day which is not a Business Day shall end on the next succeeding Business Day (or, if such next succeeding Business Day falls in the next succeeding calendar month, on the next preceding Business Day); and in the case of Libor Loans, no Interest Period shall have a duration of less than one month and, if the Interest Period for any LIBOR Loans would otherwise be a shorter period, such Loans shall not be available hereunder.

     "Investment" by the Borrower shall mean any investment in any Person
      ----------
whether by means of share purchase, loan, advance, extension of credit, Guarantee, capital contribution or otherwise.

     "Liabilities" shall have the meaning set forth in Section 1.1(h) hereof.
      -----------

     "LIBOR Base Rate" shall mean the rate per annum determined on the basis
      ---------------
of the offered rates for United States dollar deposits (having terms comparable to the Interest Period and in amounts comparable to the principal amount of the LIBOR Loans to which such Interest Period relates) which appeared on the Reuters Screen LIBOR Page as of 11:00 A.M. (London time) two London Banking Days prior to the date of determination thereof. If at least two such offered rates appeared on the Reuters Screen LIBOR Page, the rate for any day shall be the arithmetic mean (rounded upward to the nearest whole multiple of 1/100% per annum, if such average is not such a multiple) of such offered rates, or if fewer than two offered rates appeared, "LIBOR Base Rate"
                                                             ---------------
shall mean the rate of interest for United States dollar deposits (having terms comparable to the Interest Period and in amounts comparable to the LIBOR Loans to which such Interest Period relates) offered by the principal London office of Fleet Bank to major banks in the London interbank market at approximately 11:00 A.M. (London time) two London Banking Days prior to the determination thereof.

     "LIBOR Loans" shall mean Loans the interest rates on which are
      -----------
determined on the basis of the LIBOR Rate.

     "LIBOR Rate" shall mean, on any date of determination thereof, a rate
      ----------
per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined by the Bank to be equal to the LIBOR Base Rate for the applicable Interest Period divided by one minus the Reserve Requirement.

     "Lien" shall mean any mortgage, deed of trust, pledge, security
      ----
interest, encumbrance, lien or charge of any kind (including any agreement to give any of the foregoing, any conditional sale or other title retention agreement, any lease in the nature thereof and the filing of or agreement to give any financing statement under the Uniform Commercial Code of any jurisdiction).

     "Loan Documents" shall mean the Security Documents and the Intercreditor
      --------------
Agreement.

     "Loan Party" shall mean any Person other than the Bank which is a party
      ----------
to a Loan Document.

     "Loans" shall mean the loans provided for by Section 1.1 hereof and drawings under the Letters of Credit.

     "London Banking Day" shall mean any day on which dealings in deposits in
      ------------------
Dollars are transacted in the London interbank market.

     "Multiemployer Plan" shall mean a plan defined as such in Section 3(37)
      ------------------
of ERISA to which contributions have been made by the Borrower or any ERISA Affiliate and which is covered by Title IV of ERISA.

     "Original Revolving Note" means the Note dated December 15, 1993 in the
      -----------------------
principal amount of $8,500,000 made by the Borrower in favor of the Bank.

     "PBGC" shall mean the Pension Benefit Guaranty Corporation or any entity
      ----
succeeding to any or all of its functions under ERISA.

     "Person" shall mean an individual, a corporation, a partnership, a joint
      ------
venture, a joint adventure, a trust or unincorporated organization, a joint stock company or other similar organization, a government or any political subdivision thereof, or any other legal entity.

     "Plan" shall mean an employee benefit or other plan established or
      ----
maintained by the Borrower or any ERISA Affiliate and which is covered by Title IV of ERISA, other than a Multiemployer Plan.

     "Post Default Rate" shall mean a rate per annum equal to 2% above the
      -----------------
Prime Rate as in effect from time to time plus the Applicable Margin for Prime Rate Loans (provided that, with respect to LIBOR Loans and COF Loans the "Post Default Rate" shall be, for the period commencing on the date at which such Loans bear interest at the Post Default Rate and ending on the last day of the Interest Period therefor, 2% above the interest rate for such Loan as provided in Section 1.1(f) hereof and, thereafter, the rate provided for above in this definition).

     "Prime Rate" shall mean the rate per annum established by the Bank from
      ----------
time to time as the reference rate for short term commercial loans in Dollars to domestic corporate borrowers (which the Borrower acknowledges is not necessarily the Bank's lowest rate).

     "Prime Rate Loans" shall mean Loans which bear interest at rates based
      ----------------
upon the Prime Rate.

     "Qualified Preferred Stock" shall mean (a) preferred stock of the
      -------------------------
Borrower, the proceeds of the issuance of which are used to pay accrued dividends on outstanding issues of the Borrower's preferred stock, with an effective interest rate which does not exceed by more than 25% the effective interest rate of the preferred stock the dividends on which are being paid;
(b) preferred stock of the Borrower, the proceeds of the issuance of which are used to redeem (in whole or in part) outstanding issues of the Borrower's preferred stock, with an effective interest rate which does not exceed by more than 25% the effective interest rate of the preferred stock being redeemed; and (c) preferred stock of the Borrower, the proceeds of the issuance of which are used to repay the principal of Subordinated Indebtedness, with an effec-tive interest rate which does not exceed by more than 25% the interest rate of the Subordinated Indebtedness being repaid.

     "Quarterly Dates" shall mean the first Business Day of each January,
      ---------------
April, July and October.

     "Regulation D" shall mean Regulation D of the Board of Governors of the
      ------------
Federal Reserve System (or any successor thereto), as the same may be amended or supplemented from time to time.

     "Regulatory Change" shall mean any change after the date of this
      -----------------
Agreement in United States federal, state or foreign laws or regulations (including Regulation D) or the adoption or making after such date of any interpretations, directives or requests applying to a class of banks including the Bank of or under any United States federal or state, or any foreign, laws or regulations (whether or not having the force of law) by any court or governmental or monetary authority charged with the interpretation or administration thereof.

     "Reserve Requirement" shall mean, in the case of LIBOR Loans or COF
      -------------------
Loans, as the case may be, the actual rate at which reserves (including any marginal, supplemental or emergency reserves) are maintained, in each case during the Interest Period therefor, under Regulation D by member banks of the Federal Reserve System in New York City with deposits exceeding one billion Dollars against "Eurocurrency liabilities" (as such term is used in Regulation
D). Without limiting the effect of the foregoing, the Reserve Requirement shall reflect any other reserves required to be maintained by such member banks by reason of any Regulatory Change against (i) any category of liabilities which includes deposits by reference to which the LIBOR Rate or the COF Rate, as the case may be, is to be determined or (ii) any category of extensions of credit or other assets which include LIBOR Loans or COF Loans, as the case may be.

     "Restricted Payments" shall mean: (i) prepayments of principal of, or
      -------------------
interest on, or any other amounts owing in respect of, any Indebtedness of the Borrower other than Indebtedness to the Bank (ii) payments of principal of or any other amounts owing in respect of any items of Subordinated Indebtedness other than interest thereon: (iii) after the occurrence and during the continuance of an Event of Default, payments of interest on any items of Subordinated Indebtedness; and (iv) dividends or other distributions of the Borrower (in cash, property or obligations) on, or other payments or distributions on account of, or the setting apart of money for a sinking or other analogous fund for, or the purchase, redemption, retirement or other acquisition of, any capital stock of the Borrower. Notwithstanding the foregoing, "Restricted Payments" shall not include (1) payments of principal of any items of Subordinated Indebtedness; (2) payments of accrued dividends on preferred stock of the Borrower; or (3) payments in redemption of preferred stock of the Borrower if in each such case (a) the funds used to make such payments are derived exclusively from the proceeds of the issuance by the Borrower of either its common stock or a new issue of Qualified Preferred Stock; and (b) at the time of such payment and after giving effect thereto no Event of Default shall have occurred and be continuing.

     "Security Agreement" shall mean the Security Agreement between the
      ------------------
Borrower and the Bank described in Section 2.3(b) hereof, as the same shall be amended, modified and supplemented and in effect from time to time.

     "Security Documents" shall mean the Security Agreement, the financing
      ------------------
statements referred to in Section 2.1(f) hereof, the Guarantees referred to in
Section 2.1(j) hereof and such other agreements, instruments and documents as the Bank may reasonably require to effect the purposes of the Security Agreement and this Agreement.

     "Subordinated Indebtedness" shall mean Indebtedness which is
      -------------------------
subordinated in right of payment of principal, interest and other amounts to the payment of the principal of and interest on the Loans and other amounts payable by the Borrower under this Agreement, the Note and the Security Documents upon terms (including, without limitation, terms of amortization and interest rate) which are in form and substance satisfactory to the Bank.

     "Subsidiary" shall mean, with respect to any Person, any corporation or
      ----------
other entity, whether now existing or hereafter organized or acquired, of which a majority of the securities or other ownership interests having ordinary voting power for the election of directors or other persons performing similar functions (irrespective of whether or not at the time stock of any other class or classes of such corporation or any other type of ownership interest of such other entity shall have or might have voting power by reason of the happening of any contingency) are at the time owned by such Person and/or one or more Subsidiaries of such Person.

     "Tangible Net Worth" shall mean the amount, on a consolidated basis, by
      ------------------
which the tangible assets of the Borrower and its Subsidiaries exceeds the total liabilities of the Borrower and its Subsidiaries, all as determined in accordance with generally accepted accounting principles.

     5.2  Accounting Terms and Determinations.  Unless otherwise specified
          -----------------------------------
herein, all accounting terms used herein shall be interpreted, all determinations with respect to accounting matters hereunder shall be made and all financial statements and certificates and reports as to financial matters required to be delivered hereunder shall be prepared in accordance with United States generally accepted accounting principles consistently applied. To enable the ready determination of compliance by the Borrower with the various covenants set forth in Article 4 hereof, the Borrower will not change the last day of its fiscal year from December 31, or the last days of the first three fiscal quarters in its fiscal year from March 31, June 30 and September 30, respectively.

                                 ARTICLE 6
                             EVENTS OF DEFAULT
                             -----------------
     The occurrence of any of the following events shall be deemed an event of default (an "Event of Default") hereunder:

     6.1  Payment.  The Borrower shall (a) fail to pay within ten days after
          -------
its due date any interest and/or principal due on the Loans or (b) fail to pay any amounts drawn against any of the Letters of Credit within ten (10) days after notice to pay such amounts or (c) fail to pay within ten (10) days of its due date any other payment due under this Agreement or (d) fail to pay on its due date (or after any applicable grace period) any other sum of money due to the Bank.

     6.2  Representations and Warranties.  Any representation or warranty
          ------------------------------
herein or in any other agreement, instrument or certificate executed pursuant hereto shall prove to have been false or misleading in any material respect when made.

     6.3  First Lien.  The Bank shall fail to have a legal, valid and
          ----------
binding first Lien on any of the Collateral, provided, however, that the foregoing shall have applicability only to the extent the Bank has a security interest in the Collateral.

     6.4  Additional Liens.  A security interest, perfected or otherwise,
          ----------------
other than the security interests specifically provided for or permitted hereunder, shall be created in the Collateral or if any Lien, including but not limited to any judgment against the Borrower, becomes an encumbrance against the Collateral.

     6.5  Bankruptcy.  The Borrower shall admit in writing an inability to
          ----------
pay debts as they come due or shall file or shall have filed against it any petition or action for relief under any bankruptcy, reorganization, insolvency or moratorium law, or any other law or laws for the relief of, or relating to, debtors.

     6.6  Liquidation.  The Borrower shall (i) apply for or consent to the
          -----------
appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property, (ii) make a general assignment for the benefit of its creditors, fail to controvert in a timely and appropriate manner, or acquiesce in writing to, any petition filed against it in an involuntary case under the Bankruptcy Code, or (iii) take any action (corporate or otherwise) for the purpose of effecting any of the foregoing.

     6.7  Operations.  The Borrower ceases its operations.
          ----------
     6.8  Material Defaults.  Any default shall occur under a credit agree-
          -----------------
ment involving either the borrowing of money or the advance of credit in excess of $500,000 to which the Borrower may be a party as borrower or guar-antor and such default results in the acceleration of the money owing under such other loan agreement.

     6.9  Covenants.
          ---------
          (a) Default by the Borrower in the performance or observance of any of its agreements in Section 1.1 (b) or Article 4 hereof or in the other Loan Documents;

          (b) Default by the Borrower in the performance or observance of any of its agreements herein (other than those addressed in Section 6.9(a)) which remain unremedied for 30 or more days after notice from the Bank to the Borrower.

     6.10 Any change of control (as such term is used in the definition of "Affiliate" in Section 5.1 hereof) of the Borrower.

     6.11 Any other material event occurs or material condition exists which in the opinion of the Bank, using reasonable commercial judgment, constitutes a material adverse change in the business condition or financial status of the Borrower and which in the opinion of the Bank, using reasonable commercial judgment, impairs the ability of the Borrower to discharge its obligations under this Agreement.

                                 ARTICLE 7
                                 REMEDIES
                                 ---------
     7.1 Whenever an Event of Default has occurred and has not been cured as allowed by this Agreement except in the case of the occurrence of an Event of Default described in Section 6.5, the Bank may do any or all of the following at the same time or at different times:

          (a) Declare (i) the Commitment terminated and (ii) the entire principal amount of the Loans, or the unpaid balance thereof, together with all accrued interest and all other lawful and proper charges thereon immedi-ately due and payable whereupon all such sums shall become immediately due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by Borrower.

          (b) Declare (i) the Commitment terminated and (ii) the entire amount for which the Bank may be liable under the Letters of Credit, together with all accrued interest and all other lawful and proper charges thereon immediately due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by Borrower. For purposes of this Section, the Bank shall be entitled to declare immediately due all sums which the Bank is obligated to advance under the Letters of Credit, whether or not such sums have yet been advanced or funded by the Bank. Upon such declaration, all such sums shall become immediately due and payable.

          (c) Declare all other loans, sums and Liabilities owed to the Bank under this Agreement or any other agreement or loan between the Bank and the Borrower together with all accrued interest and all other lawful and proper charges thereon to be forthwith due and payable, whereupon all such sums shall forthwith become immediately due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by Borrower.

          (d) (1) Immediately, and without notice or other action, setoff and apply against the Liabilities (1) any and all deposit accounts (as described in Article 2) and/or (2) any sum owed by the Bank in any capacity to the Borrower whether due or not. The Bank shall be deemed to have exercised such right of setoff and to have made a charge against any such sum immediately upon the occurrence of such Event of Default, even though the actual book entries may be made at some time subsequent thereto.

               (2) Upon the expiration of the Bank's obligations under the Letters of Credit, the Borrower will be entitled to a refund of those sums so setoff, less the expenses of the Bank otherwise provided for in this Agreement, if such sums have not been drawn against the Letters of Credit.

          (e) Add to the Liabilities the Bank's reasonable expenses to obtain or enforce payment of any Liabilities hereunder and the enforcement or liquidation of any debt hereunder shall include reasonable attorneys' fees, plus other reasonable legal expenses incurred by the Bank in connection therewith.

          Upon the occurrence of an Event of Default set forth in Section 6.5, automatically and immediately the Commitment shall be deemed terminated and all Liabilities shall be deemed immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by Borrower.

     7.2 The rights of the Bank under this Article are in addition to all other remedies, statutory and otherwise, which are available to it under law or otherwise or under the terms of the Note, the Security Documents or any other instrument or agreement required hereunder.

                                 ARTICLE 8
                               MISCELLANEOUS
                               -------------
     8.1  Notice.
          ------
          (a) Any communications between the parties hereto or notices provided herein to be given may be given by mailing the same, certified mail, return receipt requested, postage prepaid or by hand delivery or by telecopy or by an overnight delivery service, (1) to the Bank at Exchange Place Centre, 10 Exchange place, Jersey City, New Jersey 07302 Attn: Bonnie Bernstein, Vice President, with a copy to "Current Account Officer for Cache, Inc.", (2) to the Borrower at the address first above written for the Borrower (Attention:
Chief Financial Officer) and (3) such other addresses as either party may in writing hereafter indicate by notice given in conformity with this Section.

          (b) Notices sent by hand delivery or by telecopy or by certified mail shall be deemed received when delivered to the address and/or person designated in this Section. Notices sent by overnight delivery service shall be deemed received when delivered to the address and/or person designated in this Section.

     8.2  Binding Agreement. This Agreement shall bind and inure to the
          -----------------
benefit of the parties hereto and their respective successors and assigns; provided, however, that the Borrower shall not assign this Agreement or any of its rights, duties or obligations hereunder without the prior written consent of the Bank. The Bank may (a) assign up to 65% of the Loans to another bank or financial institution so long as the principal amount of the Loans included in each such assignment is not less than $2,000,000; or (b) sell participation in all or any part of any Loan or Loans made by it to another bank or financial institution. In the case of a participation, the participant shall not have any rights under this Agreement or the Notes (the participant's rights against the Bank in respect of such participation to be those set forth in the agreement executed by the Bank in favor of the participant relating thereto), other than certain voting rights set forth in the immediately succeeding sentence and all amounts payable by the Borrower hereunder shall be determined as if the Bank had not sold such participation. No participant shall have the right to approve any amendment, waiver or modification of this Agreement or any Loan Document except to the extent such amendment, waiver or modification extends the due date for payment of any amount payable hereunder or reduces the amount of principal of, or the interest rate on, the Loans.

     8.3  Waiver.  No delay or omission to exercise any right, power or
          ------
remedy accruing to the Bank upon any breach or default (whether such breach or default is now or hereafter occurring) of the Borrower under this Agreement or any note or other document or agreement executed in connection with this Agreement shall (a) impair any such right, power or remedy of the Bank, (b) be construed to be a waiver of any such breach or default, or an acquiescence therein, or (c) be construed to be a waiver of or an acquiescence in any similar breach or default thereafter occurring. Any waiver, permit, consent or approval of any kind or character on the part of the Bank of any breach or default under this Agreement or any note or other instrument or agreement required hereunder, or any waiver on the part of the Bank of any provision or condition of this Agreement or such other documents or agreements, must be in writing and shall be effective only to the extent specifically set forth in such writing. All remedies, either under this Agreement or note or other instrument or agreement required hereunder, or by law or otherwise afforded to the Bank, shall be cumulative and not alternative.

     8.4  Expenses and Indemnity.
          ----------------------
          (a) The Borrower agrees to pay: (i) the reasonable fees and expenses of Windels, Marx, Davies & Ives, special counsel to the Bank, in connection with (a) the preparation, execution and delivery of this Agreement, the Loan Documents and the Note and the making of the Loans hereunder regard-less of whether any transaction contemplated hereby is consummated, (b) any amendment, modification or waiver of any of the terms of this Agreement, the Loan Documents or the Note, and (c) filing and recording fees, and taxes and other charges incurred in connection with perfecting, maintaining and protecting the security interest of the Bank in the Collateral; and (ii) after the occurrence of any Event of Default, all reasonable costs and expenses of the Bank (including reasonable counsel's fees) in connection with the enforcement of this Agreement, the Loan Documents and the Note.

           (b) Whenever an attorney is used to collect any obligation or enforce any right of the Bank against the Borrower under this Agreement, whether by suit or other means, the Borrower agrees to pay the reasonable attorneys' fees and other reasonable costs and expenses incurred by the Bank. The Borrower also agrees to pay the Bank's attorneys a reasonable fee and costs and expenses for enforcing against third parties any other rights of the Bank pertaining hereto including the Bank's defending against any claim pertaining to the Collateral.

          (c) The Borrower will indemnify and hold harmless the Bank from any liability, loss or damage resulting from the violation by the Borrower of
Section 1.17 hereof. The Borrower will also indemnify and hold harmless the Bank and its directors, officers and employees and each Person, if any, who controls the Bank from and against any and all claims, damages, liabilities and expenses (including, without limitation, reasonable attorneys' fees) which any of them may incur or which may be asserted against any of them in connec-tion with any litigation (including, without limitation, litigation arising under or pursuant to Environmental Laws and Regulations) or investigation (including, without limitation, compliance with or contesting of any subpoenas or process issued against any of the indemnified parties) involving the Borrower or any of its Subsidiaries or any officer, director or employee thereof.

     8.5  SetOff.  Nothing in this Agreement shall be deemed any waiver or
          ------
prohibition of the Bank's right of setoff.

     8.6  Governing Law.  This Agreement, and any note, other instrument or
          -------------
agreement required hereunder, shall be governed by, and construed under, the laws of the State of New Jersey.

     8.7  Jurisdiction.  The Borrower agrees that, in addition to any other
          ------------
available forum, any suit, action or proceeding against it arising under or growing out of, or relating to this Agreement or any note or other instrument or agreement required hereunder, or any other instrument executed by the Borrower for the benefit of the Bank may be instituted in any federal court in the State of New Jersey or any State court in the State of New Jersey or in any other court having jurisdiction, and the Borrower hereby waives any objection which it might have now or hereafter to the laying of the venue of any such suit, action or proceeding, and irrevocably submits to the jurisdiction of any such court in any suit, action or proceeding and waives any claim or defense of inconvenient forum.

     8.8  Entire Agreement.  This Agreement contains the entire
          ----------------
understanding of the parties and any promises or representations not herein contained shall have no force and effect, unless in writing, duly signed by the party to be charged. Neither this Agreement nor any portion or provision hereof may be changed, modified, amended, waived, supplemented, discharged, cancelled or terminated, orally or by any course of dealing, or in any manner other than by an agreement in writing, signed by the party to be charged.

     8.9  Termination.  The termination of this Agreement shall not affect
          -----------
any rights of the Bank, or any obligation owing to the Bank, arising prior to the effective date of such termination, and the provisions hereof shall continue to be fully operative until all transactions entered into, rights created or any Liabilities incurred prior to such termination have been fully disposed of, concluded or liquidated.

     8.10  No Discharge. If at any time Liens on any assets of the Borrower
           ------------
are granted to the Bank hereunder, the same shall continue in full force and effect notwithstanding the fact that Borrower's account may, from time to time, be temporarily in a credit position.

     8.11  Survival.  All representations, warranties, covenants, waivers
           --------
and agreements contained herein shall survive the execution of this Agreement.

     8.12  Severability.  If any part of this Agreement is contrary to,
           ------------
prohibited by, or deemed invalid under applicable laws or regulations, such provision shall be inapplicable and deemed omitted to the extent so contrary, prohibited or invalid, but the remainder hereof shall not be invalidated thereby and shall be given effect so far as possible.

     8.13  Fees.
           ----
          (a) Upon execution of this Agreement, the Borrower shall pay the Bank a non-refundable closing fee of $60,000.

          (b) The Borrower shall pay to the Bank, a commitment fee on the daily average unused amount of the aggregate principal amount available for Loans and Letters of Credit hereunder for the period from and including the date of the execution hereof to and including the earlier of (i) the date the Commitment is terminated pursuant to the terms hereof or (ii) the Commitment Termination Date, at a rate equal to 1/8 of 1% per annum. The accrued commit-ment fee, if any, shall be payable on the Quarterly Dates and on the earlier of the date the Commitment is terminated and the Commitment Termination Date.

     8.14  Confidential Information. The Bank shall keep confidential any
           ------------------------
non-public information supplied to it by the Borrower except where (a) disclosure is required by law, rule or regulation or the valid order of a court or other governmental authority; (b) such information enters the public domain through no fault of the Bank's; or (c) the Bank receives such information from a third party not subject to any confidentiality agreement with the Borrower. The foregoing shall not serve to limit the Bank's ability to use any such information in any litigation or other proceeding with the Borrower.

     8.15  Counterparts.  This Agreement may be executed in one or more
           ------------
counterparts, any or all of which shall constitute one and the same instrument.

     8.16  Captions.  Captions and section headings appearing herein are
           --------
included solely for convenience of reference only and are not intended to affect the interpretation of any provision of this Agreement.

     8.17  Trial by Jury.  EACH OF THE PARTIES HERETO WAIVES TRIAL BY JURY
           -------------
IN ANY ACTION OR PROCEEDING OF ANY KIND OR NATURE IN ANY COURT IN WHICH THEY MAY BOTH BE PARTIES, WHICH ACTION OR PROCEEDING ARISES OUT OF, UNDER, OR BY REASON OF THIS AGREEMENT.

     IN WITNESS WHEREOF, the duly authorized officers of the Borrower and the Bank have executed this Agreement as of the date first above written.


                              CACHE, INC.



                              By:/s/ Thomas E. Reinckens
                                 ------------------------
                                 Thomas E. Reinckens
                                 Executive Vice President/CFO


                              FLEET BANK, N.A.



                              By:/s/ Bonnie Bernstein
                                 ------------------------
                                 Bonnie Bernstein
                                 Vice President

                                     Exhibit 10.6

                                                                  EXECUTION

                            SECURITY AGREEMENT
                            ------------------


   SECURITY AGREEMENT, dated as of August 26, 1996, between CACHE INC., a Florida corporation (the "Debtor"), and Fleet Bank, N.A. (the "Secured Party").


                           W I T N E S S E T H:
                           - - - - - - - - - -

   WHEREAS, the Debtor and the Secured Party are parties to a Second
Amended and Restated Revolving Credit Agreement, of even date herewith (as modified and supplemented and in effect from time to time, the "Credit Agreement"), providing, subject to the terms and conditions thereof, for Loans to be made by the Secured Party to the Debtor and Letters of Credit to be issued for the account of the Borrower from time to time up to but not exceeding an aggregate principal amount outstanding at any time of $12,000,000; and

   WHEREAS, to induce the Secured Party to enter into the Credit Agree-ment with the Debtor and to make the Loans thereunder, the Debtor has agreed to execute and deliver this Security Agreement and upon the occurrence of an Event of Default, as defined in the Credit Agreement, to grant a security interest in the Collateral (as hereinafter defined) as security for the Liabilities (as hereinafter defined).

   NOW, THEREFORE, the parties hereto hereby agree as follows:

   1.    Definitions.
         -----------
         (a) All terms used herein, unless otherwise defined, shall have the meanings ascribed to them in the Credit Agreement.

         (b) As used herein, the following terms shall have the following meanings:

         "Collateral" shall mean:
          ----------
              (1) All inventory in all of its forms, wherever located, now or hereafter existing, including, without limitation, (a) goods in which the Debtor has an interest in mass or a joint or other interest or right of any kind and (b) goods which are returned to or repossessed by the Debtor, and all accessions thereto and products thereof and documents therefor;

              (2) All accounts, contract rights, chattel paper, instruments, general intangibles, documents and other obligations of any kind now or hereafter existing, arising out of or in connection with the sale of goods, the rendering of services or otherwise, and all rights now or hereafter existing in and to all security agreements and other contracts securing or otherwise relating to any such accounts, contract rights, chattel paper, instruments, general intangibles, documents or obligations;

              (3) All documents, instruments, contract rights, chattel paper and general intangibles arising from or related to any of the foregoing; and

              (4) All proceeds, (including, without limitation, the proceeds of all insurance contracts in respect thereof) additions and accessions of or to any and all of the Collateral described in this definition and all substitutions and replacements therefor and, to the extent not otherwise included, (a) all payments under insurance (whether or not the Secured Party is the loss payee thereof) or as a result of any seizure or condemnation, or under any indemnity, warranty or guaranty, payable by reason of loss or damage to or otherwise with respect to any of the foregoing Colla-teral, (b) all rights of the Debtor to receive monies due and to become due under, pursuant to or in connection with any of the foregoing Collateral, (c) all claims of the Debtor for losses or damages arising out of or related to, or for any breach of any agreements, covenants, representations or warranties or any default by any other Person under, any of the foregoing Collateral (without limiting any direct or independent rights of the Secured Party with respect thereto other than pursuant to the Security Documents), and (d) the right of the Debtor to terminate any of the foregoing Collateral, to perform thereunder and to enforce and compel performance and otherwise exercise all rights and remedies thereunder, pursuant thereto or in connection therewith, including, without limitation, all rights to give and receive notices, reports, requests and consents, to make demands, to exercise discretion and to exercise all options and elections thereunder, pursuant thereto or in connection therewith.

         "Liabilities" shall mean all Indebtedness and other liabilities
          -----------
and obligations, whether now existing or hereafter arising, of the Debtor to the Secured Party under, arising out of, or in any way connected with, the Credit Agreement including, without limitation, increases in the amounts of or refinancings of or other changes to the Loans and any other loans or other indebtedness that may be created by any amendment, supplement or other modification to, or restatement of the Credit Agreement, and all instruments, agreements and documents executed, issued and delivered pursuant thereto, including without limitation, any of the Security Documents.

   2.    Grant of Security Interest.  As security for the prompt payment
         --------------------------
and performance when due (whether at stated maturity, by acceleration or otherwise) of the Liabilities, the Debtor hereby grants to the Secured Party, effective upon the occurrence of an Event of Default and without any further action on the part of the Debtor, a security interest in, a general lien upon and a right of set-off against, the Collateral, whether now owned or hereafter acquired.

   3.    Covenants of the Debtor.
         -----------------------
         (a)  Upon request of the Secured Party, the Debtor will:

         (1) If any Event of Default shall have occurred and shall be continuing, deliver and pledge (or cause to be delivered and pledged) to the Secured Party endorsed and/or accompanied by such further instruments of assignment and transfer, in such form and substance as the Secured Party may reasonably request, any and all cash equivalents (other than balances in bank accounts), instruments, securities, documents, investments and/or chattel paper included in or evidencing or otherwise relating to the Collateral owned or held by the Debtor as the Secured Party may specify in its or their demand;

         (2) If any Event of Default shall have occurred and shall be continuing, if and to the extent determined by the Secured Party to be desirable to protect the interests of the Secured Party, notify and serve a copy of this Agreement upon each obligor upon any credit or other obligation at any time owing to the Debtor in such manner as the Secured Party may specify; and

         (3) Permit representatives of the Secured Party, during business hours, to inspect its inventory and other properties constituting Collateral and to inspect and make abstracts from its books and records pertaining to the Collateral during business hours upon reasonable notice.

         (b) The Debtor will insure the Collateral, or will cause the Collateral which is tangible property to be insured, in a manner reasonably satisfactory to the Secured Party. After the occurrence of an Event of Default, all policies of such insurance shall, unless otherwise specified by the Secured Party, be written for the benefit of the Debtor and the Secured Party as their interests may appear, and all such policies, or certificates evidencing the same, shall be furnished to the Secured Party. After the occurrence of an Event of Default, the Debtor will cause the carriers of its insurance to issue loss payee clauses in favor of the Secured Party with respect to such insurance and to cause such carriers to give not less than 30 days' prior notice to the Secured Party of the cancellation or non-renewal of any of such policies.

         (c) The Debtor will not, without the prior written consent of the Secured Party:

         (1) Permit any of the Collateral to be levied upon under legal process or to fall under any other Lien unless promptly discharged; or

         (2) Cause, directly or indirectly, anything to be done which, or fail to take any action which failure, may (except to the extent permitted by the Credit Agreement) impair the value of the Collateral in any material respect (other than normal wear and tear with respect to tangible personal property included in the Collateral) or the Liens and security interests herein granted or intended to be granted hereby; or

         (3) Sell, transfer, assign (including by virtue of assignments by operation of law), mortgage, pledge or otherwise dispose of or encumber any of the Collateral except for dispositions or encumbrances in accordance with the terms of the Credit Agreement and except for dispositions in a non-material amount in the ordinary course of business, or permit any party other than the Secured Party to perfect any security interest in such Collateral, whether for purchase money or otherwise, except as permitted by the Credit Agreement.

         (d) The Debtor will maintain its books and records and its chief place of business only at the location specified in Section 6 hereof or at such other place within the United States of America as the Secured Party may agree in writing (which agreement shall not be withheld unreasonably), and will not change its name, or the name under which it conducts its business, or its address without giving the Secured Party 30 days' prior written notice thereof.

         (e) If any Event of Default shall have occurred and shall be continuing, the Debtor will keep and stamp or otherwise mark any and all documents and chattel paper and its individual books and records relating to the Collateral in such manner as the Secured Party may reasonably require.

         (f) It is the intent of the Debtor and the Secured Party that none of the Collateral is or shall be fixtures, as that term is used or defined in Article 9 of the Uniform Commercial Code as in effect in the State of New Jersey (the "UCC"), and the Debtor represents and warrants that to its knowledge it has not made and is not bound by any material lease or other material agreement which is expressly inconsistent with such intent. Nev-ertheless to the extent any of the Collateral now in existence shall consist of property which constitutes fixtures under the laws of the jurisdiction in which it is located, upon request of the Secured Party, the Debtor shall use its best efforts to furnish or cause to be furnished to the Secured Party valid and effective waivers of interest in such Collateral owned or held by the Debtor by all lessors, mortgagees, co-owners, encumbrances or other parties in interest with respect to the real property upon which such Collateral is located.

   4.    Further Assurances; etc.
         -----------------------
         (a) If any Event of Default shall have occurred and shall be continuing, the Debtor will, from time to time and at its own expense, promptly execute, acknowledge, witness and deliver and file and/or record, or cause the execution, acknowledgment, witnessing and delivery and the filing and/or recordation of, such specific and further assignments of Collateral and such other documents or instruments, and shall take or cause to be taken such other actions, as the Secured Party may reasonably request for the perfection against the Debtor and all third parties whomsoever of the security interests created hereby in the Collateral, in the properties covered thereby or for the continuation and protection thereof, and promptly give to the Secured Party evidence satisfactory to the Secured Party of such action. Without limiting the generality of the foregoing, the Debtor promptly upon the occurrence of an Event of Default, and at any time or from time to time thereafter upon the request of the Secured Party, shall execute, acknowledge, witness and deliver such financing and continuation statements, notices and additional security agreements, make such notations on its records and take such other action as the Secured Party may reasonably request for the purpose of perfecting, main-taining and protecting such security interests of the Secured Party, and shall cause this Agreement, any amendment or supplement hereto or thereto and each such financing and continuation statement, notice and additional security agreements to be filed or recorded in such manner and in such places as may be required by applicable law or as the Secured Party may reasonably request for such purpose. The Debtor hereby authorizes the Secured Party, after the occurrence of an Event of Default, to effect any filing or recording which the Secured Party has requested pursuant to this Section 4(a) without the signa-ture of the Debtor, to the extent permitted by applicable law.
Notwithstanding the foregoing provisions of this Section 4(a) or any of the other provisions of this Agreement, the Secured Party agrees that it shall not communicate with any account debtors or customers of the Debtor in the exercise of the Secured Party's rights hereunder until after the occurrence of an Event of Default.

         (b) Without in any manner or to any extent or degree qualifying the obligations of the Debtor under Section 4(a) hereof, at any time and from time to time, upon the written request of the Secured Party after the occurrence of an Event of Default, the Debtor will promptly and duly execute, acknowledge, witness and deliver, or cause to be duly executed, acknowledged, witnessed and delivered, any and all such further instruments and documents, and take such further actions, as the Secured Party may reasonably request, to obtain for the Secured Party the full benefits of this Agreement and any supplemental security agreement hereto and of the rights and powers herein and therein granted.

   5.    Actions by the Secured Party.
         ----------------------------
         (a) If any Event of Default shall have occurred and shall be continuing, the Secured Party shall have the power to exchange any of the Collateral for other property upon any reorganization, recapitalization or other readjustment and in connection therewith to deposit any of the Collateral with any committee or depository upon such terms as it may determine, all without notice and without liability (other than for gross negligence or willful misconduct), except to account for property actually received by the Secured Party.

         (b) If any Event of Default shall have occurred and shall be continuing, the Secured Party may, at any time and from time to time after having given notice of its intention to do so to the Debtor perform any act which is undertaken by the Debtor to be performed by it hereunder but which it shall have failed to perform, and the Secured Party may take any other action which the Secured Party may in its reasonable judgment deem necessary for the maintenance, preservation or protection of any of the Collateral or the security interests therein and the Secured Party is hereby irrevocably appointed attorney-in-fact of the Debtor for this purpose. All moneys advanced by the Secured Party for account of the Debtor in connection with any of the foregoing, together with interest thereon from the date of such advance to the date of the repayment thereof at the rate applicable to Prime Rate Loans under the Credit Agreement, shall be repaid by the Debtor to the Secured Party, upon demand, and shall constitute additional Liabilities secured hereby. The making of any such advance by the Secured Party for account of the Debtor shall not, however, relieve the Debtor of liability for any default hereunder until the full amount of all such moneys so advanced and such interest thereon shall have been repaid to the Secured Party and such default shall have otherwise been cured.

   6.    Debtor Representations.
         ----------------------
         The Debtor represents and warrants to the Secured Party that its chief place of business and the place where it keeps its books and records is 1460 Broadway, New York, New York 10036, and that it conducts its business only under the name specified on the signature pages hereof.

   7.    Power Upon Default.
         ------------------
         (a) Upon the occurrence and during the continuance of any Event of Default and subject to the provisions of Section 12 hereof, the Secured Party shall have all the rights and remedies of a secured party under the UCC, or other applicable law, including the power of sale upon notice, and all rights provided herein, all of which rights and remedies shall, to the fullest extent permitted by law, be cumulative.

         (b)  Without limiting the generality of the foregoing:

         (1) At any time after an Event of Default shall have occurred and while it shall be continuing, the Debtor will at the request of the Secured Party cause all payments made under or in respect of the Collateral to be paid to the Secured Party directly. The Secured Party shall hold all such payments as additional Collateral hereunder.

         (2) The Debtor hereby constitutes the Secured Party, and its successors and assigns, its true and lawful attorney, irrevocably and with full power of substitution, in the name of the Debtor or otherwise, upon the occurrence and during the continuance of any Event of Default, (i) to give notice at any time to each account debtor or obligor of the fact of assignment of the respective account in or other obligation under this Agreement, (ii) to demand, receive, compromise, sue for and give acquittance for, any and all moneys and claims for money due and to become due under or arising out of such accounts and other obligations, (iii) to endorse any checks or other instruments or orders in connection therewith, (iv) to file any claims or take any actions or institute any proceedings which the Secured Party may deem to be necessary or advisable in its sole and complete discretion and to compromise, litigate or settle the same and (v) to take any other action which by the terms of this Agreement is to be taken by the Debtor. Anything herein contained to the contrary notwithstanding, neither the Secured Party nor any of its nominees or assignees shall have any obligation or liability by reason of or arising out of this Agreement to make any inquiry as to the nature or sufficiency of, to present or file any claim with respect to, or to take any action to collect or enforce the payment of, any amounts to which it may be entitled at any time or times by virtue of this Agreement.

         (3) (A) Upon the occurrence and during the continuance of any Event of Default, but subject always to any mandatory requirements of applicable law then in effect, the Secured Party may, at its option, do any one or more or all of the following acts, as the Secured Party in its sole and complete discretion may then elect and at such time or times as the Secured Party in its complete and sole discretion may determine:

              (i) exercise all the rights and remedies in foreclosure and otherwise granted to mortgagees and secured parties under the provisions of applicable law;

              (ii) institute legal proceedings for the specific performance of any covenant or agreement herein undertaken by the Debtor or for aid in the execution or any power or remedy herein granted;

              (iii) institute legal proceedings to foreclose upon and against any of the Liens and security interests created hereby;

              (iv) institute legal proceedings for the sale, under the judgment or decree of any court of competent jurisdiction, of any of the Collateral;

              (v) institute legal proceedings for the appointment of a receiver or receivers pending foreclosure hereunder or the sale of any of the Collateral under the order of a court of competent jurisdiction or under other legal process;

              (vi) personally, or by agents or attorneys, enter into and upon any premises wherein the Collateral or any part thereof may then be situated and take possession of all or any part thereof or render it unusable; and, without being responsible (except for gross negligence or willful misconduct) for loss or damage, hold, store and keep idle, or operate, lease or otherwise use or permit the use of the same or any part thereof for such time and upon such terms as the Secured Party in its complete and sole discretion may determine, and demand, collect and retain all hire, earnings and all other sums due and to become due in respect of the same from any party whomsoever, accounting only for net earnings arising from such use, if any, after charging against all receipts from the use of the same and from any subsequent sale thereof, by court proceedings or pursuant to subclause (vii) of this Section 7(b)(3)(A) all reasonable costs and expenses of, and damages or losses by reason of, such use and/or sale; or

              (vii) personally, or by agents or attorneys, enter upon and into any place wherein the same may then be located, and take possession of any part or all of the Collateral owned by the Debtor, with or without process of law and without being responsible for loss or damage (except such as results from the Secured Party's gross negligence or willful misconduct), and sell or dispose of all or any part of the same, free from any and all claims of the Debtor or any other party claiming by, through or under the Debtor at law, in equity or otherwise, at one or more public or private sales, in such place or places, at such time or times, for cash or credit and upon such terms as the Secured Party may determine, with or without any previous demand or notice to the Debtor or advertisement and demand and any right or equity of redemption otherwise required by law are hereby waived by the Debtor to the fullest extent permitted by applicable law. The power of sale hereunder shall not be exhausted by one or more sales, and the Secured Party may from time to time adjourn any sale to be made pursuant to this
         Section 7.

              (B) If the Secured Party shall demand possession of the Collateral or any part thereof pursuant hereto, the Debtor will, at its own expense, forthwith cause the Collateral owned by the Debtor or any part thereof designated by the Secured Party to be assembled and made available and/or delivered to the Secured Party at any place reasonably designated by the Secured Party.

              (C) In the event that any mandatory requirement of applicable law shall obligate the Secured Party to give prior notice to the Debtor of any of the foregoing acts, the Debtor agrees that a notice sent to it in writing by certified U.S. mail, return receipt requested, at least ten (or such longer period as may be required by applicable law) days before the date of any such act, at its address specified in the Credit Agreement (or such other address as shall have been notified to the Secured Party in writing), shall be deemed to be reasonable notice of such act, and, specifically, reasonable notifi-cation of the time and place of any public sale hereunder and reasonable notification of the time after which any private sale or other intended disposition to be made hereunder is to be made.

              (D) The Secured Party shall apply the proceeds from the sale or other disposition of the Collateral pursuant to the provisions of this Section 7(b)(3) and any other amounts held by it as Collateral hereunder in the following order:

              FIRST, to the payment of the costs and expenses, if any (including, without limitation, reasonable attorneys' fees and expenses), incurred by the Secured Party in preserving its interests in the Collateral or in enforcing any remedies granted in or realizing against the security of, this Agreement or any disbursements by the Secured Party under Section 5 hereof and any other amounts owing to the Secured Party under Section 15 hereof;

              SECOND, to the payment to the Secured Party of accrued and unpaid interest due and payable on the Loans made to the Debtor (whether at stated maturity, by acceleration or otherwise);

              THIRD, to the payment to the Secured Party of the out-standing principal amount due and payable on the Loans made to the Debtor (whether at stated maturity, by acceleration or otherwise);

              FOURTH, to the payment to the Secured Party of any and all other Liabilities due on the date of such application;

              FIFTH, to the payment of any other amounts required by applicable law (including, without limitation, Section 9-504(1)(c) of the UCC); and

              SIXTH, after the payment in full of all of the Liabilities (including those not due and payable at the time of the applications above), to the payment to the Debtor of any surplus then remaining from such proceeds or otherwise as a court of competent jurisdiction may direct.

              (E) No sale or other disposition of all or any part of the Collateral owned by the Debtor by the Secured Party pursuant to this Section 7(b)(3) shall be deemed to relieve the Debtor of its obligations in respect of any Liabilities except to the extent the proceeds thereof are applied to the payment of such Liabilities.

   8.    Possession until Default.  Until an Event of Default shall occur
         ------------------------
and be continuing, the Debtor will have the right to the possession and enjoyment of the Collateral for the purpose of conducting the ordinary course of its business, subject to and upon the terms hereof and of the Credit Agreement.

   9.    Waiver by Debtor.  To the fullest extent it may lawfully so
         ----------------
agree, the Debtor agrees that it will not at any time insist upon, claim, plead or take any benefit or advantage of any appraisement, valuation, stay, extension, moratorium, redemption or similar law now or hereafter in force in order to prevent, delay or hinder the enforcement hereof or the absolute sale of any part of the Collateral or the possession thereof by any purchaser at any sale pursuant to Section 7(b)(3) hereof; and the Debtor, for itself and all who claim through it, so far as it or they now or hereafter lawfully may do so, hereby waives the benefit of all such laws, and all right to have the Collateral owned by it marshalled upon any foreclosure hereof, and agrees that any court having jurisdiction to foreclose this Agreement may order the sale of the Collateral as an entirety. Without limiting the generality of the foregoing, the Debtor hereby: (i) authorizes the Secured Party, in its sole discretion and without notice to or demand upon it and without otherwise affecting its obligations hereunder or in respect of the Liabilities, from time to time to take and hold other collateral (in addition to the Collateral) for payment of any Liabilities or any part thereof and to accept and hold any endorsement or guarantee of payment of the Liabilities or any part thereof and to release or substitute any endorser or guarantor or any other party granting security for or in any way obligated upon the Liabilities or any part thereof and/or to modify or terminate the terms of subordination of any Indebtedness subordinated to any of the Liabilities; and (ii) waives and releases any and all right to require the Secured Party to collect any Liabilities from any specific item or items of Collateral, from any other party liable as guarantor or in any other manner in respect of any Liabilities or from any other collateral.

   10.   Purchases by the Secured Party.  At any sale pursuant to Section
         ------------------------------
7(b)(3) hereof, the Secured Party or its agents may to the extent permitted by applicable law bid for and purchase the Collateral offered for sale, and, upon compliance in full with the terms of such sale, may hold, retain and dispose of such property without further accountability therefor to the Debtor or any other party.

   11.   No Representation, etc.  Anything herein contained to the
         ----------------------
contrary notwithstanding, neither the Secured Party nor any of its nominees or assignees shall have any obligation or liability by reason of or arising out of this Agreement to make any inquiry as to the nature or sufficiency of, to present or file any claim with respect to, or to take any action to collect or enforce the payment of, any amounts to which it may be entitled at any time or times by virtue of this Agreement. The Secured Party makes no representations or warranties with respect to the Collateral or any part thereof, and the Secured Party shall not be chargeable with any obligations or liabilities of the Debtor or any other party with respect thereto.

   12.   Remedies.  Each right, power and remedy herein specifically
         --------
granted to the Secured Party or otherwise available to it shall be cumulative, and shall be in addition to every other right, power and remedy herein specifically given or now or hereafter existing at law, in equity or otherwise; and each right, power and remedy, whether specifically granted herein or otherwise existing, may be exercised, at any time and from time to time as often and in such order as may be deemed expedient by the Secured Party in its sole and complete discretion; and the exercise or commencement of exercise of any right, power or remedy shall not be construed as a waiver of the right to exercise, at the same time or thereafter, the same or any other right, power or remedy. No delay or omission by the Secured Party in exercising any such right or power, or in pursuing any such remedy, shall impair any such right, power or remedy or be construed to be a waiver of any default on the part of the Debtor or an acquiescence therein. No waiver by the Secured Party of any breach or default of or by the Debtor hereunder shall be deemed to be a waiver of any other or similar, previous or subsequent, breach or default.

   13.   Notices.  All notices and other communications provided for
         -------
herein shall be given in the manner and at the addresses specified in the Credit Agreement.

   14.   Amendments, etc.  This Agreement may not be amended or modified
         ---------------
except by written agreement of the Debtor and the Secured Party, and no consent or waiver hereunder shall be valid unless in writing and signed by the person or persons giving such consent or waiver.

      15.     Indemnity.  The Debtor shall indemnify and hold harmless the
              ---------
Secured Party and any other Person acting hereunder for all losses, costs, damages, fees and expenses whatsoever associated with the exercise of the powers of attorney granted in Section 7(b)(2) hereof and shall release the Secured Party and any other Person acting hereunder from all liability whatsoever for the exercise of such powers of attorney and all actions taken pursuant thereto, except in the case of gross negligence or willful misconduct by any of the Secured Party and such other Person or Persons acting hereunder.

   16.  Term.  This Security Agreement shall continue in full force and
        ----
effect until all of the Liabilities have been fully and indefeasibly paid in full, whereupon this Security Agreement shall terminate. Upon the termination of this Agreement the Secured Party shall cause to be assigned, transferred and delivered any remaining Collateral and money received in respect thereof to or on the order of the Debtor and to be released and cancelled all licenses and other rights of the Secured Party hereunder. The Secured Party shall also execute and deliver to the Debtor upon such termination such Uniform Commercial Code termination statements and such other documents as such be reasonably requested by the Debtor to effect the termination and release of the Liens on the Collateral created hereby.

   17.   Miscellaneous.
         -------------
         (a) This Agreement shall be binding upon and shall inure to the benefit of the Debtor and the Secured Party and their respective succes-sors and assigns; provided that (i) the Debtor may not assign its rights or obligations hereunder without the prior written consent of the Secured Party and (ii) the Secured Party may not assign its rights hereunder to any party other than a permitted assignee of the Loans under the Credit Agreement.

         (b) This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and either of the parties hereto may execute this Agreement by signing any such counterpart.

         (c)  THIS AGREEMENT WILL BE CONSTRUED IN ACCORDANCE WITH AND
GOVERNED BY THE LAW OF THE STATE OF NEW JERSEY, PROVIDED THAT AS TO COLLATERAL LOCATED IN ANY JURISDICTION OTHER THAN NEW JERSEY, THE SECURED PARTY SHALL HAVE ALL THE RIGHTS TO WHICH A SECURED PARTY UNDER THE LAWS OF SUCH JURISDICTION IS ENTITLED.

   IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.


                               CACHE INC.


                              By:/s/ Thomas E. Reinckens
                                 ------------------------
                                 Thomas E. Reinckens
                                 Executive Vice President/CFO





                               FLEET BANK, N.A.


                               By: /s/ Bonnie Bernstein
                                   ----------------------
                                   Bonnie Bernstein
                                   Vice President

                                     Exhibit 10.7

                                                                  EXECUTION


      AMENDED AND RESTATED INTERCREDITOR AND SUBORDINATION AGREEMENT
      --------------------------------------------------------------

   AMENDED AND RESTATED INTERCREDITOR AND SUBORDINATION AGREEMENT
("Agreement"), dated as of August 26, 1996, among Cache Inc., a Florida corporation (the "Borrower"), Joseph Saul (the "Subordinated Creditor") and Fleet Bank, N.A., a national banking association (the "Bank").

                           W I T N E S S E T H:
                           - - - - - - - - - -

   WHEREAS, pursuant to the Second Amended and Restated Revolving
Credit Agreement, of even date herewith (such Revolving Credit Agreement, as it may from time to time be amended, modified or supplemented, is hereinafter referred to as the "Credit Agreement"), between the Borrower and the Bank, the Bank has agreed to make loans to the Borrower and issue Letters of Credit for the account of the Borrower from time to time up to but not exceeding an aggregate principal amount outstanding at any time of $12,000,000 (collectively, the "Loans") upon and subject to the terms and conditions of the Credit Agreement;

   WHEREAS, pursuant to the Credit Agreement, the Loans shall be evidenced by a promissory note of the Borrower (such note as defined in the Credit Agreement and, as it may from time to time be amended, modified and supplemented, is hereinafter referred to as the "Note"); and

   WHEREAS, it is a condition precedent to the obligation of the Bank to make the Loans provided for in the Credit Agreement that the Subordinated Creditor and the Borrower execute and deliver this Agreement.

   NOW, THEREFORE, in order to induce the Bank to make the Loans provided for in the Credit Agreement and in consideration therefor, the Subordinated Creditor and the Borrower hereby agree with the Bank as follows:

   1.         Definitions.
              -----------
   All terms used herein, unless otherwise defined, shall have the meanings ascribed to them in the Credit Agreement. In addition to other terms defined elsewhere herein:

              (a) The term "Senior Indebtedness" shall mean: (i) the principal of and premium, if any, on any Indebtedness of the Borrower under the Credit Agreement or the Note; (ii) all refinancings, amendments, modifications, renewals, extensions, restructurings and refundings (including, without limitation, any loan or advance to the Borrower the proceeds of which are used to repay in whole or in part the Indebtedness referred to in clause
(i) above) of Senior Indebtedness as defined in clause (i) above; and (iii) all interest on Senior Indebtedness as defined in clauses (i) and (ii) above accrued to the date of payment, whether before or after the institution by or against the Borrower of proceedings under Title 11 of the United States Code.

              (b)  The term "Subordinated Indebtedness" shall mean:
(i) the principal of and premium, if any, and interest on all Indebtedness, whether now or hereafter owing, of the Borrower to the Subordinated Creditor.

              (c) The term "Holder of Subordinated Indebtedness" shall mean: (i) the Subordinated Creditor and (ii) each other Person becoming a party to this Subordination Agreement pursuant to Section 2(a) hereof.

   2.         Subordination Covenants.
              -----------------------
   The Borrower and the Subordinated Creditor hereby covenant that, so long as any part of the Senior Indebtedness is outstanding, each will comply with such of the following provisions as are applicable to it:

              (a) No Holder of Subordinated Indebtedness will sell or otherwise dispose of any Subordinated Indebtedness except to another Holder of Subordinated Indebtedness which shall have become a party to this Agreement in a manner satisfactory to the Bank.

              (b) The payment of principal of and premium, if any, and interest on, and any other amounts in respect of, any Subordinated Indebtedness is and shall be expressly subordinated and junior, in right of payment to the prior payment in full of all Senior Indebtedness to the extent and in the manner provided herein, and the Subordinated Indebtedness is hereby subordinated as a claim against the Borrower or any of its assets, whether such claim be (i) in the ordinary course of business or (ii) in the event of any distribution of any assets of the Borrower upon any voluntary or involuntary dissolution, winding up, total or partial liquidation or reorganization, restructuring or refinancing, whether by judicial proceedings or otherwise, or bankruptcy, insolvency, receivership or other statutory or common law proceedings or arrangements, including without limitation any proceeding under Title 11 of the United States Code, involving the Borrower or the readjustment of the liabilities of the Borrower or any assignment for the benefit of creditors or any marshaling of the assets or liabilities of the Borrower (hereinafter referred to collectively as a "reorganization"), to the prior payment in full of the Senior Indebtedness.

              (c) Until all Senior Indebtedness has been paid in full, in cash and the Bank's obligations to extend credit under the Credit Agreement shall have been irrevocably terminated, the Borrower will not make, and no Holder of Subordinated Indebtedness will accept or receive from the Borrower, or any guarantor or surety thereof, any payment of any Subordinated Indebtedness, whether in cash, securities or other property or by way of conversions, exchange or setoff or otherwise; provided, however, that if no Event of Default exists or is continuing and no Event of Default would be caused thereby (i) Borrower may repay $1,000,000 of the Subordinated Indebtedness if Bank determines that Borrower's Tangible Net Worth as at December 31, 1997 is greater than or equal to $25,000,000, and (ii) if the Bank determines that Borrower's Tangible Net Worth as at December 31, 1998 is greater than or equal to $29,000,000, Borrower may then repay the remaining $1,000,000 of Subordinated Indebtedness. The Bank shall make its determination of compliance with clauses (i) and (ii) of the preceding sentence based on the "10K" which is required to be submitted each year in accordance with Section 4.5(a) of the Credit Agreement.

              (d) Anything in any other instrument or document executed by the Borrower or any Holder of Subordinated Indebtedness (and not by the Bank) to the contrary notwithstanding, in the event of any reorganization relative to the Borrower or any present or future
Subsidiary of the Borrower or their respective property, then all Senior Indebtedness shall first be paid in full in cash before any payment is made on account of any Subordinated Indebtedness, and in any such proceedings any payment or distribution of any kind or character, whether in cash or property or securities which may be payable or deliverable in respect of any Subordinated Indebtedness, shall be paid or delivered directly to the Bank for application in payment of the Senior Indebtedness, unless and until all such Senior Indebtedness shall have been paid and satisfied in full, and each Holder of Subordinated Indebtedness authorizes the Bank to prove any claim in such proceedings on the Subordinated Indebtedness to such extent, and to accept and receipt for any payment or distribution to such extent and to apply such payment or distribution to the payment of the Senior Indebtedness, and to do any and all things and to execute all instruments necessary to effectuate the foregoing.

              (e) Anything in any other instrument or document executed by the Borrower or any Holder of Subordinated Indebtedness (and not by the Bank) to the contrary notwithstanding, if, notwithstanding the foregoing, any payment or distribution of the assets of the Borrower of any kind or character other than those specifically excluded from the definition of "Restricted Payments" in the Credit Agreement shall be received by way of setoff or otherwise, by any Holder of Subordinated Indebtedness before all Senior Indebtedness is paid in full, such payment or distribution and the amount of any such setoff shall be paid over to the Bank for application to the payment of all Senior Indebtedness remaining unpaid until all such Senior Indebtedness shall have been paid in full, after giving effect to any concurrent payment or distribution to the holders of such Senior Indebtedness.

              (f) Anything in any other instrument or document executed by the Borrower or any Holder of Subordinated Indebtedness (and not by the Bank) to the contrary notwithstanding, the Borrower shall not give, and no Holder of Subordinated Indebtedness shall demand, accept or receive any collateral security, direct or indirect, for any Subordinated Indebtedness.

              (g) If any Senior Indebtedness shall have become or been declared to be immediately due and payable, the Subordinated Indebtedness shall become immediately due and payable, notwithstanding any inconsistent terms thereof. No Holder of Subordinated Indebtedness shall, without the Bank's prior written consent, accelerate the maturity of, or institute proceedings to enforce, any Subordinated Indebtedness.

              (h) For the purposes of this Subordination Agreement, no Senior Indebtedness shall be deemed to have been paid in full unless the holder thereof shall have received and have been permitted to retain cash equal to the amount thereof then outstanding and such Senior Indebtedness shall have been fully discharged.

              (i) The provisions hereof as to subordination are solely for the purpose of defining the Bank's relative rights as the holder of Senior Indebtedness on the one hand and the Holders of Subordinated Indebtedness on the other hand, and none of such provisions shall impair as between the Borrower and any Holder of Subordinated Indebtedness the obligation of the Borrower, which is unconditional and absolute, to pay to such Holder of Subordinated Indebtedness the principal thereof and premium, if any, and interest thereon, and all other amounts in respect thereof, all in accordance with the terms thereof, nor shall any such provisions prevent any Holder of Subordinated Indebtedness from exercising all remedies otherwise permitted by applicable law or under the terms of such Subordinated Indebtedness upon a default thereunder, subject to the rights, if any, of holders of Senior Indebtedness under the provisions of this Agreement.

              (j)  Subject to the payment in full of all Senior
Indebtedness, the Holders of Subordinated Indebtedness shall be subrogated to the rights of the holders of Senior Indebtedness to receive payments or distributions of assets of the Borrower made on the Senior Indebtedness until the Subordinated Indebtedness shall be paid in full; and, for the purposes of such subrogation, no payments or distributions to the holders of Senior Indebtedness of any cash, property or securities to which the Holders of Subordinated Indebtedness would be entitled except for the provisions of this Agreement, and no payment pursuant to the provisions of this Agreement to the holders of Senior Indebtedness by the Holders of Subordinated Indebtedness, shall, as between the Borrower and its creditors, other than the holders of Senior Indebtedness, and the Holders of Subordinated Indebtedness, be deemed to be a payment by the Borrower to or on account of Senior Indebtedness, it being understood that the provisions of this Agreement are and are intended solely for the purpose of defining the relative rights of the Holders of Subordinated Indebtedness on the one hand, and the holders of Senior Indebtedness on the other hand.

              (k) If any Holder of Subordinated Indebtedness shall receive any payment of Subordinated Indebtedness in violation of this Agreement, it shall hold such payment in trust for the benefit of the holders of Senior Indebtedness and pay it over to the Bank for application in payment of the Senior Indebtedness.

              (l) The Borrower and the Subordinated Creditor, for itself and its successors and assigns as Holders of Subordinated Indebtedness, covenant to execute and deliver to the Bank such further instruments and to take such further action as the Bank may at any time or times reasonably request in order to carry out the provisions and intent of this Agreement.

              (m) The Borrower and the Subordinated Creditor, for itself and its successors and assigns as Holders of Subordinated Indebtedness, covenant to cause each instrument or certificate (if any) representing or evidencing any of the Subordinated Indebtedness to have affixed upon it the following legend:

              "This instrument is subject to the Amended and Restated Intercreditor and Subordination Agreement dated as of August 26, 1996, among the maker, the payee and Fleet Bank, N.A. which among other things, subordinates the obligations of the obligor hereunder to the prior payment of certain obligations of the obligor to the holder of Senior Indebtedness as defined therein."

   3.         Credit Agreement.  The Holders of Subordinated Indebtedness
              ----------------
hereby acknowledge receipt of a correct and complete copy of the Credit Agreement and all exhibits thereto and hereby approve and consent to all of the terms thereof.

   4.         The Notes.  Borrower and Subordinated Creditor hereby
              ---------
represent and warranty to the Bank that (i) the Borrower is indebted as of the date hereof to the Subordinated Creditor in the aggregate amount of $2,000,000 which Subordinated Indebtedness is evidenced by a $1,750,000 note dated November 16, 1990 and a $250,000 note dated November 19, 1991 (collectively, the "Subordinated Notes"), and (ii) that no principal or interest has been paid on the Subordinated Notes.

   5.         Successors.  The provisions of this Agreement shall inure to
              ----------
the benefit of the Bank and its successors and assigns and shall be binding upon the Borrower and the Subordinated Creditor and their respective successors and assigns.

   6.         Notices.  All notices, requests and other communications
              -------
pursuant to this Agreement shall be in writing, either by letter (delivered by hand or sent by registered or certified mail, return receipt requested except for routine reports which shall be by ordinary first class mail) or telegram, addressed to the applicable party at the address set forth below its signature hereto. Any notice, request or communication hereunder shall be deemed to have been given when deposited in the mails, postage prepaid, or in the case of telegraphic notice, when delivered to the telegraph company, addressed as aforesaid. Any party may change the person or address to whom or which the notices are to be given hereunder, by notice duly given hereunder; provided, however, that any such notice shall be deemed to have been given hereunder only when actually received by the party to which it is addressed.

   7.         Miscellaneous.  (a)  This Agreement shall be a continuing
              -------------
agreement and shall be irrevocable and shall remain in full force and effect until the payment in full of the Senior Indebtedness in accordance with the terms thereof and until the Bank is no longer committed to extend credit to the Borrower under the Credit Agreement, and no action which the Bank as a holder of the Senior Indebtedness or the Borrower may take or refrain from taking with respect to the Senior Indebtedness, including any amendments thereto, shall affect the provisions of this Agreement or the obligations of the Borrower or any Holder of Subordinated Indebtedness hereunder. No right of the Bank or any future holder of any of the Senior Indebtedness shall at any time in any way be prejudiced or impaired by any act or failure to act on the part of the Borrower or by any act or failure to act, in good faith, by the Bank or any such holder, or by any noncompliance by the Borrower with the terms, provisions and covenants of this Agreement, regardless of any knowledge thereof which the Bank or any such holder may have or otherwise be charged with.

              (b) The Bank is hereby authorized to demand specific performance of this Agreement at any time when the Borrower or any Holder of Subordinated Indebtedness shall have failed to comply with any provision hereof applicable to it, and the Borrower and the Subordinated Creditor hereby irrevocably waive any defense based on the adequacy of a remedy at law which might be asserted as a bar to the remedy of specific performance hereof in any action brought therefor by the Bank. The Subordinated Creditor hereby consents to all of the provisions of the Credit Agreement as in effect on the date hereof and agrees that its consent is not required for any amendments, modifications or waivers of the provisions thereof. The Borrower and the Subordinated Creditor hereby grant the Bank full power, in its uncontrolled discretion, without notice to any Holder of Subordinated Indebtedness and without in any way affecting the subordination of the Subordinated
Indebtedness provided in this Agreement: (i) to waive compliance with and any Event Default under, and to consent to any amendment or change of any terms of, the Credit Agreement and any other Loan Document, each as amended from time to time; (ii) to grant any extensions or renewals thereof and any other indulgence with respect thereto, and to effect any release, compromise or settlement with respect thereto; and (iii) to substitute, exchange or release or otherwise dispose of any item of collateral at any time securing the Senior Indebtedness, whether or not the collateral, if any, received upon the exercise of such power shall be of a character or value the same as or different from the character or value of the item of collateral released.

              (c) In the event that any of the terms and provisions of this Agreement shall be in conflict with or inconsistent with any of the terms and provisions of any instrument or agreement evidencing or giving rise to Subordinated Indebtedness, the terms and provisions of this Agreement shall control.

              (d) This Agreement may not be amended or modified orally but may be amended or modified only in writing, signed by all parties hereto. No waiver of any term or provision of this Agreement shall be effective unless it is in writing, making specific reference to this Agreement and signed by the party against whom such waiver is sought to be enforced. This Agreement constitutes the entire agreement among the parties hereto with respect to the subject matter hereof. This Agreement shall be binding upon the Borrower and the Holders of Subordinated Indebtedness, and their respective successors, assigns, heirs and legal representatives and shall inure to the benefit of the Bank and its successors and assigns.

   8.         Choice of Law.  This Agreement shall be governed by and
              -------------
construed in accordance with the laws of the state of New Jersey applicable to contracts executed and to be wholly performed within that State.

   9.         Counterparts.  This Agreement may be executed in any
              ------------
number of counterpart copies, each of which shall be deemed an original, but which together shall constitute a single instrument.

   10.        Headings.  Descriptive headings appearing herein are
              --------
included solely for convenience of reference and are not intended to affect the meaning or construction of any of the provisions of this Agreement.

   IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written.



                        CACHE INC.


                        By:/s/ Thomas E. Reinckens
                           ------------------------
                           Thomas E. Reinckens
                           Executive Vice President/CFO

                        Address for Notices:

                        1460 Broadway
                        New York, New York 10036
                        Attn:  Chief Financial Officer

                        /s/ Joseph Saul
                        ---------------------------
                        Joseph Saul

                             Address for Notices:

                             c/o Cache
                             1460 Broadway
                             New York, New York 10036
                             Attn:  Chief Financial Officer


                             FLEET BANK, N.A.


                             By:/s/ Bonnie Berstein
                                -------------------
                               Bonnie Bernstein
                               Vice President

                              Address for Notices:

                             Exchange Place Centre
                             10 Exchange Place
                             Jersey City, New Jersey 07302
                             Attn: Bonnie Bernstein
                                   Vice President

                             with copies to:

                             Windels, Marx, Davies & Ives
                             120 Albany Street Plaza
                             New Brunswick, New Jersey  08901
                             Attn: Valerie S. Mason, Esq.

   State of New York
            --------
   County of New York
             --------

                   On this 28th day of August, 1996, before me came Joseph Saul, to me known to be the individual described in, and who executed, the foregoing instrument, and acknowledged that he executed the same.

                   WITNESS MY HAND AND OFFICIAL SEAL.

                                  M. Dawn Balopole
                                  ------------------------
                                  Notary Public


   M. Dawn Balopole
   Notary Public, State of New York
   No. 01 BA 5052042
   Qualified in New York County
   Commission Expires November 13, 1997

                                     Exhibit 10.8

                                                                  EXECUTION


                                 GUARANTY
                                 --------



   GUARANTY, dated as of August 26, 1996, by each of the parties whose name appears at the foot of this Agreement (such parties are sometimes hereinafter referred to individually as a "Guarantor" and collectively as the "Guarantors") for the benefit of FLEET BANK, N.A., a national banking association, having an office at 10 Exchange Place, Jersey City, New Jersey 07302 (the "Bank").

                          W I T N E S S E T H:
                          - - - - - - - - - -
   WHEREAS, simultaneously with the execution and delivery of this Guaranty, Cache Inc., a Florida corporation (the "Borrower"), is entering into a Second Amended and Restated Revolving Credit Agreement, of even date herewith (hereinafter, as it may from time to time be amended, modified or supplemented, referred to as the "Credit Agreement"), with the Bank, pursu-ant to which, among other things, the Bank has agreed to make loans (the "Loans") to the Borrower and issue Letters of Credit for the account of the Borrower subject to the terms of the Credit Agreement, in an aggregate principal amount of up to Twelve Million ($12,000,000) Dollars;

   WHEREAS, pursuant to the Credit Agreement, the Loans made by the Bank to the Borrower shall be evidenced by a single promissory note of the Borrower payable to the order of the Bank (such note as the same may from time to time be amended, modified or supplemented is hereinafter referred to as the "Note");

   WHEREAS, the Guarantors are all wholly owned subsidiaries of the Borrower and each Guarantor expects to derive substantial benefit, both directly and indirectly, as a result of the Bank's agreement to make the Loans to the Borrower; and

   WHEREAS, it is a condition precedent to the obligations of the Bank under the Credit Agreement that each of the Guarantors shall execute and deliver this Guaranty;

   NOW, THEREFORE, in order to induce the Bank to execute and deliver the Credit Agreement and make the Loans provided for thereunder and in consideration of the benefits expected to 9accrue to the Guarantors by reason thereof, and for other good and valuable consideration, receipt and sufficiency of which is hereby acknowledged, the Guarantors, jointly and severally, hereby agree as follows:

   1.   Definitions.  All terms used herein, unless otherwise defined,
        -----------
shall have the meanings ascribed to thereto in the Credit Agreement.

   2.   Guaranty of Payment.  Each Guarantor guarantees the punctual
        -------------------
payment, when due (whether by acceleration, at stated maturity or otherwise) of (i) the principal of and premium, if any, and interest on any outstanding Indebtedness of the Borrower under the Credit Agreement, the Note and the Security Documents; (ii) all renewals, extensions, replacements, restructurings and refundings of the Indebtedness referred to in clause (i) above; (iii) any fees, expenses or other amounts payable by the Borrower to the Bank under the Credit Agreement; (iv) all reasonable attorneys' fees and disbursements, costs and expenses of collection and litigation expenses incurred by the Bank in enforcing its rights under the Credit Agreement, the Note and the Security Documents; and (v) all other indebtedness, obligations and liabilities of the Borrower to the Bank and of the Guarantors to the Bank, whether under the Credit Agreement, the Note, the Security Documents, this Guaranty, or under any of the instruments, agreements and documents executed, issued and delivered pursuant thereto or in connection with the foregoing, whether now or hereafter existing, due or to become due, direct or contingent, joint, several or independent, secured or unsecured, whether or not currently contemplated, and whether matured or unmatured (all of the obligations and liabilities included in clauses (i) through (v) of this
Section 2 are hereinafter referred to collectively as the "Guaranteed Obligations"). This Guaranty is a guaranty of payment and not of collection for each of the Guarantors, and is the primary obligation of each of the Guarantors, and the Bank may enforce this Guaranty against any Guarantor without any prior enforcement of any portion of the Guaranteed Obligations against the Borrower or any other Guarantor.

     3.   Manner of Payment.  All payments made by the Guarantors under
          -----------------
or by virtue of this Guaranty shall be paid to the Bank at its office at 10 Exchange Place, Jersey City, New Jersey 07302, or at such other place as the Bank may hereafter designate in writing to the Guarantors. The Guaran-tors each hereby agree to make all payments under or by virtue of this Guaranty to the Bank as aforesaid. The Bank shall not be required to otherwise establish its authority to receive any payment made under or by virtue of this Guaranty.

     4.   Waivers.  Each Guarantor hereby waives, to the extent permitted
          -------
by applicable law, notice of acceptance of this Guaranty, notice of the creation, renewal or accrual of any of the Guaranteed Obligations and notice of any other liability to which this Guaranty may apply, and notice or proof of reliance by the Bank upon this Guaranty, and waives diligence, protest, notice of protest, presentment, demand of payment, notice of dishonor or nonpayment of any of the Guaranteed Obligations, suit or taking other action or making any demand against and any other notice to the Guarantors, the Borrower or any other party liable thereon.

     5.   Guarantors' Obligations Not Affected.  So far as the Guarantors
          ------------------------------------
are concerned, the Bank may, at any time and from time to time, without the consent of, or notice to the Guarantors, and without impairing or releasing any of the joint and several obligations of the Guarantors hereunder, upon or without any terms or conditions and in whole or in part:

          (a) amend, modify or change the manner, place or terms of, and/or change or extend the time of payment of, renew or alter, any of the Guaranteed Obligations, any security therefor, or any liability incurred directly or indirectly in respect thereof, and this Guaranty shall apply in all respects to the Guaranteed Obligations as so amended, modified, changed, extended, renewed or altered;

          (b) sell, exchange, release, surrender, realize upon or otherwise deal with, in any manner and in any order whatsoever, any property by whomsoever at any time pledged or mortgaged to secure, or howsoever securing the Guaranteed Obligations or any liabilities (including any liabilities hereunder) incurred directly or indirectly in respect thereof or hereof, and/or any offset or right with respect thereto;

          (c) exercise or refrain from exercising any rights against the Borrower, the Guarantors or others (including, without limitation any guarantor of payment of the Guaranteed Obligations) or otherwise act or refrain from acting; and when making any demand hereunder against any Guarantor, the Bank may, but shall be under no obligation to, make a similar demand on any other party directly liable for the payment of the Guaranteed Obligations (including, without limitation, any other Guarantor party to this Guaranty), and any failure by the Bank to make any such demand or to collect any payments from, or any release by the Bank of, any Guarantor directly liable for the payment of the Guaranteed Obligations shall not relieve any other Guarantor of its obligations and liabilities hereunder, and shall not release, impair or affect the rights and remedies, express or implied, or as a matter of law, of the Bank against any Guarantor (for the purposes hereof, "demand" shall include the commencement and continuance of any legal proceedings);

          (d) settle or compromise any of the Guaranteed Obligations, any security therefor or any liability (including any liability hereunder) incurred directly or indirectly in respect thereof or hereof, and subordinate the payment of all or any part thereof to the payment of any liability (whether due or not) of the Borrower to creditors of the Borrower other than the Bank and the Guarantors;

          (e) apply any sums by whomsoever paid or howsoever realized to any of the Guaranteed Obligations, regardless of any liabilities of the Borrower that remain unpaid; and

          (f) amend or otherwise modify the Credit Agreement, the Note or any of the Security Documents, consent to or waive any breach of, or any act, omission or default in payment or any Event of Default under the Credit Agreement, the Note or any of the Security Documents or any agreements, instruments or documents referred to therein or executed and delivered pursuant thereto or in connection therewith, and this Guaranty shall apply to the Guaranteed Obligations as set forth in each of such documents as so amended or modified.

     6.   No Impairment.  No invalidity, irregularity or unenforceability
          -------------
of all or any part of the Guaranteed Obligations or of any security therefor, no merger or consolidation of the Borrower into or with any other Person, no sale, lease, assignment or transfer of all of the assets of the Borrower to any other Person, no other indebtedness of the Borrower to any Person, including the Guarantors, and no claim the Guarantors may have against the Bank and/or any other holder of the Note shall affect, impair or be a defense to this Guaranty and the obligations of the Guarantors hereunder. This Guaranty shall be construed as a continuing, absolute, irrevocable, unconditional and joint and several obligation of payment on the part of each Guarantor without regard to the validity or enforceability of the Credit Agreement, the Note, the Security Documents or any of the Guaranteed Obligations or any collateral security therefor or guaranty thereof or rights of offset with respect thereto at any time or from time to time held by the Bank and without regard to any offset or counterclaim which may at any time be available to or be asserted by the Borrower against the Bank and which constitutes, or might be construed to constitute, an equitable or legal discharge of the Borrower for the Guaranteed Obligations or any part thereof, or of the Guarantors under this Guaranty, in bankruptcy or in any other instance.

     7.   Waiver of Partial Subrogation.  Each Guarantor hereby
          -----------------------------
acknowledges that the first priority lien and security interest granted to the Bank with respect to certain collateral security transferred, assigned and pledged to and with the Bank, as provided in the Credit Agreement and the Security Documents, will be adversely affected by any right of the Guarantors to be subrogated to the rights of the Bank with respect to any of the Guaranteed Obligations. Accordingly, until such time that the Guaranteed Obligations are paid and satisfied in full, each Guarantor hereby irrevocably and unconditionally waives, for the benefit of the Bank, any and all rights which it presently has, or may hereafter have, whether by virtue of any payment or payments hereunder or otherwise, to be subrogated to the rights of the Bank against the Borrower with respect to any of the Guaranteed Obligations.

     8.   Representations and Warranties of the Guarantors.  Each
          ------------------------------------------------
Guarantor hereby individually makes the following representations and warranties to the Bank as of the date hereof, which representations and warranties shall survive the date of execution and delivery of this
Guaranty:

          (a) Such Guarantor is a corporation, duly organized validly existing and in good standing in its jurisdiction of incorporation and is duly qualified to do business and is in good standing in each jurisdiction in which the nature of its business makes such qualification necessary. Such Guarantor has all requisite legal capacity, power and authority to execute, deliver and carry out the terms and provisions of this Guaranty. This Guaranty has been duly executed and delivered by such Guarantor and constitutes the legal, valid and binding obligation of such Guarantor, enforceable against such Guarantor in accordance with its terms, except insofar as such enforceability may be limited by applicable bankruptcy, insolvency, or other similar laws affecting the enforcement of creditors' rights generally, and by general principles of equity.

          (b) No consent or approval of any Person, and no consent, license, approval or authorization of any governmental commission, bureau or other regulatory authority is or will be required in connection with such Guarantor's execution and delivery of this Guaranty and performance of its obligations hereunder, or the consummation of the transactions contemplated by this Guaranty.

          (c) The execution and delivery by such Guarantor of this Guaranty and the performance of such Guarantor's obligations hereunder will not violate any provision of law, statute, rule or regulation to which such Guarantor is subject or any judgment, decree, award, franchise, order or permit applicable to such Guarantor or conflict with or result in a breach of any writ, injunction, ordinance, resolution or other similar document or instrument of any court, arbitrator or governmental commission, bureau or other regulatory authority applicable to it or create (with or without the giving of notice or lapse of time, or both) a default under the Credit Agreement or the Security Documents, or except as provided or disclosed in the Credit Agreement or Security Documents result in the creation or imposition of any Lien upon any of the properties or assets of such Guarantor pursuant to the terms of any agreement, bond, note or indenture to which such Guarantor is a party or by which such Guarantor or any of its properties or assets may be subject.

          (d) There are no lawsuits or other proceedings pending or, to the knowledge of such Guarantor, threatened (or any basis therefor known to such Guarantor) against or affecting such Guarantor or any of its properties or assets, before any court or arbitrator or by or before any governmental commission, bureau or other regulatory authority which, if adversely determined, would, individually or in the aggregate, have a material adverse effect on the financial condition of such Guarantor or materially impair the ability of such Guarantor to perform its obligations under this Guaranty or affect the validity or enforceability of this Guaranty. Such Guarantor is not in default under or in violation of or with respect to any law, rule, regulation, order, writ, injunction or decree of any court, arbitrator, governmental commission, bureau or other regulatory authority applicable to it which default or violation, individually or in the aggregate, would have a material adverse effect on the financial condition of such Guarantor or materially impair the ability of such Guarantor to perform its obligations under this Guaranty or affect the validity or enforceability of this Guaranty.

          (e) Such Guarantor is not in default in the payment or performance or observance of any contract, agreement or other instrument to which it is a party or by which it or its properties or assets may be bound, which default individually or in the aggregate would have a material adverse effect on the financial condition of such Guarantor or materially impair the ability of such Guarantor to perform its obligations under this Guaranty or affect the validity or enforceability of this Guaranty.

     9.   Nonreliance on the Bank.  Each Guarantor hereby acknowledges
          -----------------------
that with respect to the Guaranteed Obligations and this Guaranty, the Bank is acting solely in the capacity of lender to the Borrower and that the Bank has not made any representation, warranty or recommendation whatsoever to such Guarantor concerning this Guaranty or the Borrower and that such Guarantor has not received any information from the Bank with respect to the Borrower and its financial condition and business operations and is not relying on the Bank to conduct any investigation of such matters. Each Guarantor further agrees that the Bank is under no obligation to provide such Guarantor any information or material with respect to the Borrower.

     10.  Notices.  All notices and other communications hereunder shall
          -------
be in writing either by letter (delivered by hand, commercial delivery service or sent by certified mail, return receipt requested, postage prepaid) or facsimile transmission addressed as follows:

               If to the Guarantors:

                       c/o Cache Inc.
                       1460 Broadway
                       New York, New York  10036
                       Attention:  Chief Financial Officer

               If to the Bank:

                       Fleet Bank, N.A.
                       10 Exchange Place
                       Jersey City, New Jersey  07302
                       Attention:  Bonnie Bernstein
                                    Vice President
                       Telecopier No.:  (201) ___________

               with a copy to:

                       Windels, Marx, Davies & Ives
                       120 Albany Street Plaza
                       New Brunswick, New Jersey  08901
                       Attention:  Valerie S. Mason, Esq.
                       Telecopier No.:  (908) 846-8877


Any notice or other communication hereunder shall be deemed to have been given on the day on which it is delivered by hand or messenger service to such party at its address specified above, or, if sent by mail, when actually received by the intended recipient, or, if sent by telecopier, when actually transmitted by telecopier. The Bank or any Guarantor may change the person or address to whom or which notices are to be given hereunder, by notice duly given hereunder, provided, however, that any such notice shall be deemed to have been given hereunder only when actually received by the party to whom or which it is addressed.

     11.  No Waiver.  No delay on the part of the Bank in exercising any
          ---------
of its powers or rights, and no partial or single exercise thereof, whether arising hereunder, under the Credit Agreement, the Note, or any Security Document, or otherwise, shall constitute a waiver thereof or affect any right hereunder. No waiver of any of such rights and no modification, amendment or discharge of this Guaranty shall be deemed to be made by the Bank or shall be effective unless the same shall be in a writing executed and delivered by the Bank and then such waiver shall apply only with respect to the specific instance involved and shall in no way impair the rights of the Bank or the obligations of the Guarantors to the Bank in any other respect at any other time.

     12.  Governing Law, Jurisdiction.  This Guaranty and the respective
          ---------------------------
rights and obligations of the Bank and the Guarantors hereunder shall be governed by and shall be construed and enforced in accordance with the laws of the State of New Jersey applicable to contracts made and to be performed wholly within such state. All agreements, representations and warranties made herein shall survive the execution and delivery of this Guaranty and any partial payment of the Guaranteed Obligations. Each Guarantor expressly and irrevocably consents that any legal action, suit or proceeding against it under, arising out of or in any manner relating to this Guaranty, may be brought in the State Courts of the State of New Jersey or in the federal court in the State of New Jersey. Each Guarantor, by its execution and delivery of this Guaranty, expressly and irrevocably consents and submits to the personal jurisdiction of any of such courts in any such action, suit or proceeding. Each Guarantor further expressly and irrevocably consents to the service of summons, notice or other process relating to any such action, suit or proceeding in any manner permitted by the laws of the State of New Jersey and agrees that service of process by registered or certified mail, return receipt requested, at its address specified in or pursuant to
Section 10 hereof, is reasonably calculated to give actual notice.
Each Guarantor hereby expressly and irrevocably waives to the extent not prohibited by applicable law and agrees not to assert, by way of motion, as a defense or otherwise, any claim or defense in any such action, suit or proceeding as to which service has been made as aforesaid, in either such court based on any alleged lack of personal jurisdiction, improper venue or forum non conveniens or any similar basis. Nothing in this Section 12 shall affect or impair in any manner or to any extent the right of the Bank to commence legal proceedings or otherwise proceed against any Guarantor in any jurisdiction or to serve process in any manner permitted by law. Each Guarantor hereby waives the right to interpose counterclaims or set-offs of any kind and description in any such action, suit or proceeding arising hereunder or in connection herewith.

     13.  Indemnification.  If claim is ever made upon the Bank for
          ---------------
repayment or recovery of any amount or amounts received by it in payment or on account of any of the Guaranteed Obligations and it repays all or part of such amount by reason of: (i) any judgment, decree or order of any court or administrative body having jurisdiction over it or any of its properties or assets, or (ii) any settlement or compromise of any such claim effected by it with any such claimant, including, without limitation, the Borrower, then and in such event the Guarantors agree that any such judgment, decree, order, settlement or compromise shall be binding upon the Guarantors, notwithstanding the cancellation of any instrument evidencing any of the Guaranteed Obligations, and the Guarantors shall be and remain liable hereunder for the amount so repaid or recovered to the same extent as if such amount had never originally been received by the Bank.

     14.  Successors and Assigns, Entire Agreement.  This Guaranty shall
          ----------------------------------------
be binding upon each Guarantor and its legal representatives, successors and assigns, and shall inure to the benefit of the Bank and its successors and assigns; provided, however, that (i) no Guarantor shall be entitled to dele-gate any of its obligations under this Guaranty to any party without the prior written consent of the Bank, and any purported assignment in the absence of such consent shall be null and void; and (ii) the Bank may not assign its rights hereunder to any party other than a permitted assignee of the Loans under the Credit Agreement. This Guaranty embodies the entire agreement and understanding among the Bank and the Guarantors relating to the subject matter hereof and supersedes all prior agreements and understandings relating to the subject matter hereof.

     15.  Severability.  If any guaranty or agreement to which any
          ------------
one or more of the Guarantors is a party is held or determined to be void, invalid or unenforceable, in whole or in part, such holding or determination shall not impair or affect: (i) the validity and enforceability of the obligations of each of the Guarantors pursuant to this Guaranty, which shall continue in full force and effect in accordance with its terms; or (ii) the validity and enforceability of any clause or provision not so held to be void, invalid or unenforceable. If the provisions of this Guaranty would be held or determined to be void, invalid or unenforceable on account of the amount of such Guarantor's aggregate liability under this Guaranty, then, the aggregate amount of the liability of such Guarantor under this Guaranty shall, without any further action by such Guarantor, the Bank or any other Person, be automatically limited and reduced to an amount which is valid and enforceable, but any limitation or reduction with respect to any Guarantor pursuant to this sentence shall not affect the validity or enforceability of this Guaranty against any other Guarantor.

     16.  Term of Guaranty.  This Guaranty and all guarantees, covenants
          ----------------
and agreements of the Guarantors contained herein shall continue in full force and effect and shall not be discharged until such time as the Guaranteed Obligations shall have been paid in full and all of the obligations of the Borrower to the Bank under the Credit Agreement, the Note and the Security Documents or otherwise shall have been duly performed and satisfied in all respects; provided, however, that this Guaranty shall be reinstated under the circumstances and to the extent described in Section 13 hereof.

     17.  Counterparts.  This Guaranty may be executed in any number of
          ------------
counterpart copies, each of which shall be deemed an original, but all of which taken together shall constitute a single instrument.

     18.  Amendments.  This Guaranty may not be waived, amended or
          ----------
modified orally, by course of dealing or otherwise, but may be waived, amended or modified by a written instrument executed and delivered by each of the Guarantors and consented to in writing by the Bank.

     19.  Captions.  Captions and section headings appearing herein
          --------
are included for convenience of reference only and are not intended to affect the interpretation of any provision of this Guaranty.

     IN WITNESS WHEREOF, the undersigned parties have each duly executed and delivered this Guaranty Agreement on the day and year first written above.


                              CACHE APPAREL, INC.



                              By:/s/ Thomas E. Reinckens
                                 -------------------------
                                 Thomas E. Reinckens
                                 Executive Vice President/CFO



                              CACHE MARKETING CORP.



                              By:/s/ Thomas E. Reinckens
                                 -------------------------
                                 Thomas E. Reinckens
                                 Executive Vice President/CFO

                              CACHE FINANCE CORP.


                              By:/s/ Thomas E. Reinckens
                                 -------------------------
                                 Thomas E. Reinckens
                                 Executive Vice President/CFO


                              CACHE FRANCHISE CORP.


                              By:/s/ Thomas E. Reinckens
                                 -------------------------
                                 Thomas E. Reinckens
                                 Executive Vice President/CFO


                              FASHION AGENCY INC.


                              By:/s/ Thomas E. Reinckens
                                 -------------------------
                                 Thomas E. Reinckens
                                 Executive Vice President/CFO

                                        Exhibit 11.1

                                                               EXHIBIT 11.1
                              CALCULATION OF PRIMARY AND FULLY DILUTED EARNINGS PER COMMON SHARE




                                                   FISCAL             FISCAL           FISCAL
                                                    1996               1995             1994
EARNINGS                                       -------------      -------------     -------------
--------
Net Income Applicable
     to Common Stockholders                    $   1,966,000      $   1,912,000     $   4,675,000
                                               -------------      -------------     -------------

PRIMARY EARNINGS PER SHARE
--------------------------
Weighted Average Number of
    Common Shares Outstanding                      9,091,000          9,091,000         8,349,000

Assuming Conversion of
    Outstanding Stock Options                        ---                ---               662,000

Less Assumed Repurchase
    of Common Stock Pursuant
    to the Treasury Stock Method                     ---                ---              (218,000)
                                               -------------      -------------     -------------
Weighted Average Number of
    Common Shares Outstanding
     As Adjusted                                   9,091,000          9,091,000         8,793,000
                                               =============      =============     =============
Primary Earnings Per Share                             $0.22              $0.21             $0.53
                                               =============      =============     =============

FULLY DILUTED EARNINGS PER SHARE
--------------------------------
Weighted Average Number of
    Common Shares Outstanding                      9,091,000          9,091,000         8,349,000

Assuming Conversion of
    Outstanding Stock Options                        ---                ---               662,000

Less Assumed Repurchase
    of Common Stock Pursuant
    to the Treasury Stock Method                     ---                ---              (218,000)
                                               -------------      -------------     -------------
Weighted Average Number of
     Common Shares Outstanding
     As Adjusted                                   9,091,000          9,091,000         8,793,000
                                               =============      =============     =============
Fully Diluted Earnings Per Share                       $0.22              $0.21             $0.53
                                               =============      =============     =============



                                    Exhibit 12.1

                                EXHIBIT 12.1
                            COMPUTATION OF RATIOS


Ratio of current assets to current liabilities = current assets (at
----------------------------------------------
        balance sheet date) divided by current liabilities (at balance sheet date).


Inventory turnover ratio = total cost of sales divided by average inventory
------------------------
(beginning and ending inventory, divided by two, at the balance sheet dates).


Debt to equity ratio = total long-term debt (at balance sheet date) divided
--------------------
        by stockholders' equity (at balance sheet date).


Book value per share = stockholers' equity less preferred stockholers'
--------------------
        equity and dividends in arrears, divided by common shares outstanding (at balance sheet date).

                                  Exhibit 24.1

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


        As independent public accountants, we hereby consent to the incorporation of our report dated February 4, 1997 in this Form 10-K, into the Company's previously filed Registration Statement File Numbers 33-40354, 33-40358, 33-65113.

                                         /s/ Arthur Andersen LLP
                                         -----------------------
                                             ARTHUR ANDERSEN LLP


        New York, New York
        March 14, 1997