Form 10-Q
period 1997-03-29
CACHE INC
filed 1997-05-09
CIK 350199

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 29, 1997

                                   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from............... to ...............
Commission File Number: 0-10345

                            CACHE, INC.
-------------------------------------------------------------------
       (Exact name of registrant as specified in its Charter)


          Florida                          59-1588181
-------------------------------   ---------------------------------
(State or other jurisdiction of   (IRS Employer Identification No.)
 incorporation or organization)


              1460 Broadway, New York, New York         10036
-------------------------------------------------------------------
             (Address of principal executive offices)  (zip code)


                          212-575-3200
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

                             ------
-------------------------------------------------------------------
(Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X     NO
                             ----      ----
             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,091,338
--------------------------       --------------------------
Class of Stock Outstanding       Outstanding at May 9, 1997

                  CACHE, INC. AND SUBSIDIARIES
                              INDEX



                                                              PAGE

CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS, MARCH 29, 1997
          AND DECEMBER 28, 1996                                 3


STATEMENTS OF OPERATIONS
   THIRTEEN WEEKS ENDED MARCH 29, 1997
          AND MARCH 30, 1996                                    4


STATEMENTS OF CASH FLOWS
   THIRTEEN WEEKS ENDED MARCH 29, 1997
          AND MARCH 30, 1996                                    5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          6-8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                       9-11


OTHER INFORMATION:
   EXHIBIT INDEX AND REPORTS ON FORM 8-K                       12
   SIGNATURES                                                  13

                                               CACHE, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                          (Unaudited)

                                                                      March 29,       December 28,
  ASSETS                                                                1997              1996
                                                                   -------------     -------------
  Current assets:
          Cash and equivalents                                     $     902,000     $   2,160,000
          Receivables                                                  1,755,000         1,292,000
          Notes receivable from related parties                          250,000           250,000
          Inventories                                                 19,893,000        18,010,000
          Deferred income taxes and other assets                         902,000           770,000
          Prepaid expenses                                               524,000           542,000
                                                                   -------------     -------------
                                        Total current assets          24,226,000        23,024,000


  Property and equipment, net                                         16,246,000        16,385,000

  Other assets                                                           208,000           198,000
  Deferred income taxes                                                  901,000           917,000
                                                                   -------------     -------------
                                                                   $  41,581,000     $  40,524,000
                                                                   =============     =============

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
          Accounts payable                                         $   9,382,000     $  10,875,000
          Accrued compensation                                         1,199,000           721,000
          Accrued liabilities                                          2,755,000         3,224,000
                                                                   -------------     -------------
                                        Total current liabilities     13,336,000        14,820,000

  Long-term bank debt                                                  2,650,000           ---
  Subordinated indebtedness to related party                           2,000,000         2,000,000
  Other liabilities                                                    2,110,000         2,108,000

  Commitments and contingencies


  STOCKHOLDERS' EQUITY

         Common stock, par value $.01; authorized, 20,000,000
           shares; issued and outstanding 9,091,338 shares
           at March 29, 1997 and  December 28, 1996                       91,000            91,000
         Additional paid-in capital                                   19,564,000        19,564,000
         Retained earnings                                             1,830,000         1,941,000
                                                                   -------------     -------------
                                        Total stockholders' equity    21,485,000        21,596,000
                                                                   -------------     -------------
                                                                   $  41,581,000     $  40,524,000
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

                                                              3

                                          CACHE, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                          FOR THE THIRTEEN WEEKS ENDED
                                                   (Unaudited)


                                                                      March 29,         March 30,
                                                                        1997              1996
                                                                   -------------     -------------
  Net sales                                                        $  30,306,000     $  28,307,000
                                                                   -------------     -------------
  Costs and expenses
      Cost of sales, including occupancy and buying costs             20,044,000        18,539,000
      Selling, general and administrative expenses                    10,380,000         9,538,000
                                                                   -------------     -------------
                                                                      30,424,000        28,077,000
                                                                   -------------     -------------
  Operating income (loss)                                               (118,000)          230,000

  Interest expense
     Related party                                                        35,000            35,000
     Other                                                                35,000            62,000
                                                                   -------------     -------------
                                                                          70,000            97,000
                                                                   -------------     -------------
  Income (loss) before income taxes                                     (188,000)          133,000

  Income tax provision (benefit)                                         (77,000)           50,000
                                                                   -------------     -------------

  Net income (loss)                                                $    (111,000)    $      83,000
                                                                   =============     =============


  Net income (loss) per share                                             ($0.01)            $0.01
                                                                   =============     =============



  Weighted average number of shares and
     share equivalents outstanding                                     9,091,000         9,091,000
                                                                   =============     =============








  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                              CACHE, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE THIRTEEN WEEKS ENDED
                                                      (Unaudited)


                                                                      March 29,         March 30,
                                                                        1997              1996
                                                                  --------------     -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  -------------------------------------
  Net income (loss)                                                $    (111,000)    $      83,000
  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                    921,000           876,000
        Deferred income taxes (benefit)                                 (116,000)           35,000
        Accrual (reversal) of future rent escalations                    (14,000)           36,000

    Change in assets and liabilities:
  (Increase) decrease in receivables                                    (463,000)         (260,000)
  (Increase) decrease in inventories                                  (1,883,000)       (1,704,000)
  (Increase) decrease in prepaid expenses                                 18,000          (192,000)
   Increase (decrease) in accounts payable                            (1,493,000)           79,000
   Increase (decrease) in accrued liabilities
      and accrued compensation                                             9,000           330,000
                                                                   -------------     -------------
     Total changes in assets and liabilities                          (3,812,000)       (1,747,000)
                                                                   -------------     -------------
  Net cash used in operating activities                               (3,132,000)         (717,000)
                                                                   -------------     -------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  ------------------------------------
     Payments for property and equipment                                (781,000)         (954,000)
                                                                   -------------     -------------
  Net cash used in investing activities                                 (781,000)         (954,000)
                                                                   -------------     -------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  ------------------------------------
     Proceeds from long-term bank debt                                10,950,000        13,450,000
     Repayment of long-term bank debt                                 (8,300,000)      (12,050,000)
     Other, net                                                            5,000           (82,000)
                                                                   -------------     -------------
  Net cash provided by financing activities                            2,655,000         1,318,000
                                                                   -------------     -------------
  Net decrease in cash                                                (1,258,000)         (353,000)
  Cash at beginning of period                                          2,160,000         1,025,000
                                                                   -------------     -------------
  Cash at end of period                                            $     902,000     $     672,000
                                                                   =============     =============




  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CACHE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring to present fairly the financial position of the Company at March 29, 1997 and December 28, 1996, and the results of operations for the thirteen week periods ended March 29, 1997 and March 30, 1996 and consolidated statements of cash flows for the thirteen weeks then ended.

     Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended December 28, 1996. Certain amounts reflected in Fiscal 1996 financial statements have been reclassified to conform with the presentation of similar items in Fiscal 1997.


2.   NET INCOME OR LOSS PER SHARE
     ----------------------------

     Net income or loss per share has been computed based on the weighted average number of shares of common stock outstanding for the thirteen weeks ended March 29, 1997 and March 30, 1996.

     The approximate number of shares used in the computations of income per common share were 9,091,000, for the thirteen week periods ended March 29, 1997 and March 30, 1996, respectively.


3.   PROPERTY AND EQUIPMENT
     ----------------------
                                       March 29,       December 28,
                                         1997             1996
                                     -----------       -----------

     Leasehold improvements          $16,413,000       $16,271,000
     Furniture, fixtures and
       equipment                      16,345,000        15,706,000
                                     -----------       -----------
                                      32,758,000        31,977,000
     Less: accumulated depreciation
       and amortization               16,512,000        15,592,000
                                     -----------       -----------
                                     $16,246,000       $16,385,000
                                     ===========       ===========

4.   ACCRUED LIABILITIES
     -------------------
                                      March 29,        December 28,
                                        1997              1996
                                     -----------       -----------
     Operating Expenses              $  789,000        $  803,000
     Taxes, other than income taxes     697,000         1,121,000
     Leasehold additions                 85,000           107,000
     Other customer deposits          1,184,000         1,193,000
                                     -----------       -----------
                                     $2,755,000        $3,224,000
                                     ===========       ===========

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

     The outstanding balance on the line of credit at March 29, 1997 was $2,650,000 and there was no outstanding balance on the line of credit at December 28, 1996. The related party debt is subordinated to the bank debt and repayment is subject to terms of the Amended
Revolving Credit Facility.


NOTE 6.  INDEBTEDNESS TO/FROM RELATED PARTIES

     As of March 29, 1997 and December 28, 1995 the Company had outstanding, (i) a $250,000 long-term loan from a major stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 2000; and (ii) a $1,750,000 loan made by the same stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 2000. Interest on both notes accrue at 7% per year through January 31, 2000. The Company may make loan repayments of $1,000,000 each on December 31, 1997 and December 31, 1998, subject to the Tangible Net Worth covenant contained in the Amended Revolving Credit Facility.

7.   INCOME TAXES
     ------------

     The effective tax rates for Fiscal 1997 and 1996 are 41.0% and 37.5%, respectively. The Company had available at December 28, 1996 approximately $281,000 of alternative minimum tax carryforwards for tax reporting purposes, as an investment tax credit carryforward of approximately $117,000. At March 29, 1997 and December 28, 1996, the Company's deferred tax assets were $1,770,000 and $1,679,000, respectively, also, there was no deferred tax liability. The major components of the Company's net deferred taxes at March 29, 1997 are as follows:

                                                    March 29,    December 28,
                                                     1997          1996
                                                  -----------   -------------

Net operating loss carryforwards ("NOL'S") and
 investment tax credit and alternative minimum
 tax carryforwards..............................  $  628,000    $  529,000
Deferred rent...................................     846,000       852,000
Inventory cost capitalization...................     241,000       233,000
Other...........................................      55,000        65,000
                                                  -----------   -------------
                                                  $1,770,000    $1,679,000
                                                  ===========   =============

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary need for capital is to finance new store merchandise inventories, as well as the construction of new stores. During the thirteen weeks ended March 29, 1997, the Company increased bank borrowings ($2,650,000) and used cash ($1,258,000) to primarily offset the cost of inventory purchases ($1,883,000), repay accounts payable ($1,493,000) and fund the Company's new store expansion and remodeling program.

     The Company plans to open approximately seven to ten new stores during 1997. The Company opened three stores in March and one in April. The remaining stores are expected to be opened during the second half of 1997. After deducting construction allowances paid to the Company by its landlords, the Company has spent $781,000 through March 29, 1997 and expects to spend an additional $3,000,000 in 1997 for both new store and existing store construction and remodeling. The Company anticipates that it will finance new store construction and remodeling in 1997 primarily by cash flow from operations and its existing credit facilities. The Company closed three stores in January 1996, the store closures had no material effect on net income for the thirteen week period in 1996.

     Cash decreased $1,258,000 and bank debt rose by $2,650,000, as the Company paid for inventory and fixed asset additions. Inventories increased $1,883,000, principally due to increased average store inventory levels at March 29, 1997, as compared to fiscal year-end post-holiday inventory levels, as well as due to the addition of four new stores in 1997. Property and equipment increased $781,000, primarily due to the above mentioned new store
expansion and store remodeling.   The Company believes that given the sources
of credit discussed above, its financial resources will be sufficient to meet anticipated requirements.


RESULTS OF OPERATIONS
---------------------

     For the thirteen weeks ended March 29, 1997, the 1% increase in comparative store sales, was more than offset by slightly lower gross margins and higher store operating expenses, resulting in a net loss in Fiscal 1997 as compared to Fiscal 1996. The increase in store operating expenses is primarily due to the addition of fourteen new stores in Fiscal 1996 and the four new stores added in Fiscal 1997.

     Certain financial data concerning the Company's results of operations for the thirteen week periods ended March 29, 1997 and March 30, 1996, expressed as a percentage of net sales, are as follows:

                                    Thirteen Weeks Ended
                                    --------------------
                                    March 29,   March 30,
                                      1997        1996
                                    ---------   --------
Sales                                100.0%      100.0%
Cost of sales, including
 occupancy and buying expenses        66.1%       65.5%
Selling, general and
 administrative expenses              34.3%       33.7%
Operating income (loss)              (  .4%)        .8%
Interest expense                        .2%         .3%
Income tax provision (benefit)       (  .3%)        .2%
Net income (loss)                    (  .4%)        .3%


Sales
-----

     Net sales increased $1,999,000 or 7.1% during the thirteen week period ended March 29, 1997, versus the comparable period in 1996. The increase was primarily due to the greater number of stores open during the 1997 period, approximately 164 stores in operation in 1997 versus 153 in 1996, as well as an increase in comparable store sales (sales for stores open at least one year or more) which increased 1% during 1997, as compared to the 1996 period.


     Historically, sales at new stores do not achieve the same levels as existing, established stores. New stores generally begin to perform as well as existing stores during their second and third year of operation. Sales on a weighted average basis for the thirteen week periods ended March 29, 1997 and March 30, 1996 were as follows:

                                   Thirteen Weeks Ended
                                   --------------------
                                 March 29,        March 30,
                                   1997              1996
                               -----------      -----------
Sales                          $30,306,000      $28,307,000
Weighted Average Stores
 Open During Period                  161.8            149.3
Net Sales Per Weighted
 Average Number of Stores      $   187,000      $   190,000
Net Weighted Average Sales
 per Square Foot               $      90.8      $      91.3
Stores Open at End
 of Period                             164              153

Costs and expenses
------------------

     Cost of sales including occupancy and buying costs, increased $1,505,000 or 8.1% for the thirteen weeks ended March 29, 1997 versus the similar period in 1996. The increase was primarily due to the increase in sales and the related cost of merchandise for those sales, as well as a $321,000 increase in occupancy expenses, primarily due to the additional stores in operation during 1997 versus 1996. As a percentage of sales, cost of sales including occupancy and buying expenses, increased .6%, (66.1% versus 65.5%) for the thirteen weeks ended March 29, 1997 versus the comparable period in 1996. The increase was primarily due to higher merchandise costs.

Selling, general and administrative expenses
--------------------------------------------

     Selling, general and administrative expenses increased $842,000 or 8.8% during the thirteen weeks ended March 29, 1997 versus the comparable period in 1996. The increase was primarily due to the greater number of stores open in 1997 (approximately 12 more than fiscal 1996), and is reflected in greater payroll and payroll taxes ($549,000), credit card fees ($68,000), freight charges ($71,000), licenses and taxes ($66,000) and depreciation ($43,000). As a percentage of sales, S,G & A expenses increased to 34.6% in Fiscal 1997 from 33.7% in Fiscal 1996.

Interest expense
----------------

     Interest expense decreased $27,000 or (27.8%) for the thirteen week period ended March 29, 1997, versus the comparable period in 1996, primarily due to lower average borrowing levels in 1997.

Income taxes
------------

     The Company's effective tax rate is approximately 41% and 37.5%, for Fiscal 1997 and 1996, respectively. The higher rate in Fiscal 1997 reflects higher state and local income taxes, as well as a reduction in temporary differences which previously were more significant.

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



                                      CACHE, INC.
                                      (Registrant)




May 9, 1997                    BY:  /s/ Thomas E. Reinckens
                                    ------------------------------
                                        Thomas E. Reinckens
                                    On behalf of Cache, Inc.
                                    and in his capacity as
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                     Principal Accounting Officer)


                                                EXHIBIT 11.1
                     CALCULATION OF PRIMARY AND FULLY DILUTED EARNINGS PER COMMON SHARE

                                      (In thousands except per share data)


                                                                          THIRTEEN WEEKS ENDED
                                                                   -------------------------------
                                                                      March 29,         March 30,
                                                                        1997              1996
                                                                   -------------     -------------
  EARNINGS
  --------
  Net Income (Loss) Applicable
       to Common Stockholders                                      $    (111,000)    $      83,000


  PRIMARY SHARES
  --------------
  Weighted Average Number of
      Common Shares Outstanding                                        9,091,000         9,091,000

  Assuming Conversion of
       Outstanding Stock Options
       and Stock Warrants                                                ---               ---

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method                                      ---               ---
                                                                   -------------     -------------
  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                                                      9,091,000         9,091,000
                                                                   =============     =============
  Primary Earnings Per Share                                              ($0.01)            $0.01
                                                                   =============     =============

  FULLY DILUTED EARNINGS PER SHARE
  --------------------------------
  Weighted Average Number of
      Common Shares Outstanding                                        9,091,000         9,091,000

  Assuming Conversion of
       Outstanding Stock Options
       and Stock Warrants                                                ---               ---

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method                                      ---               ---
                                                                   -------------     -------------
  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                                                      9,091,000         9,091,000
                                                                   =============     =============
  Fully Diluted Earnings Per Share                                        ($0.01)            $0.01
                                                                   =============     =============






