Form 10-Q
period 1997-06-28
CACHE INC
filed 1997-08-04
CIK 350199

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 28, 1997

                                   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from............... to ...............
Commission File Number: 0-10345

                            CACHE, INC.
-------------------------------------------------------------------
       (Exact name of registrant as specified in its Charter)

          Florida                          59-1588181
------------------------------  -----------------------------------
(State or other jurisdiction of (IRS Employer Identification No.)
 incorporation or organization)

              1460 Broadway, New York, New York         10036
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

                          YES  X     NO
                             ----      ----


             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,091,338
--------------------------       -----------------------------
Class of Stock Outstanding       Outstanding at August 4, 1997

                 CACHE, INC. AND SUBSIDIARIES
                             INDEX




                                                              PAGE

CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS, JUNE 28, 1997
          AND DECEMBER 28, 1996                                 3


STATEMENTS OF OPERATIONS
   TWENTY-SIX WEEKS ENDED JUNE 28, 1997
          AND JUNE 29, 1996                                      4
   THIRTEEN WEEKS ENDED JUNE 28, 1997
          AND JUNE 29, 1996                                      5


STATEMENTS OF CASH FLOWS
   TWENTY-SIX WEEKS ENDED JUNE 28, 1997
          AND JUNE 29, 1996                                      6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           7-9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                        9-12


OTHER INFORMATION:
   EXHIBIT INDEX AND REPORTS ON FORM 8-K                        13
   SIGNATURES                                                   14

                                      CACHE, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)


                                                                     June 28,           December 28,
  ASSETS                                                               1997                 1996
                                                                 --------------        -------------
  Current assets:
          Cash and equivalents                                   $      627,000        $   2,160,000
          Receivables                                                 1,021,000            1,292,000
          Notes receivable from related parties                         250,000              250,000
          Inventories                                                18,591,000           18,010,000
          Deferred income taxes and other assets                        735,000              770,000
          Prepaid expenses                                              397,000              542,000
                                                                 --------------        -------------
                  Total current assets                               21,621,000           23,024,000


  Property and equipment, net                                        16,198,000           16,385,000

  Other assets                                                          215,000              198,000
  Deferred income taxes                                                 938,000              917,000
                                                                 --------------        -------------
                                                                 $   38,972,000        $  40,524,000
                                                                 ==============        =============

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
          Accounts payable                                       $    7,950,000        $  10,875,000
          Accrued compensation                                          641,000              721,000
          Accrued liabilities                                         2,806,000            3,224,000
                                                                 --------------        -------------
                  Total current liabilities                          11,397,000           14,820,000

  Long-term bank debt                                                 1,150,000              ---
  Subordinated indebtedness to related party                          2,000,000            2,000,000
  Other liabilities                                                   2,137,000            2,108,000

  Commitments and contingencies


  STOCKHOLDERS' EQUITY

         Common stock, par value $.01; authorized, 20,000,000
           shares; issued and outstanding 9,091,338 shares
           at June 28, 1997 and  December 28, 1996                       91,000               91,000
         Additional paid-in capital                                  19,564,000           19,564,000
         Retained earnings                                            2,633,000            1,941,000
                                                                 --------------        -------------
                  Total stockholders' equity                         22,288,000           21,596,000
                                                                 --------------        -------------
                                                                 $   38,972,000        $  40,524,000
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

                                                        3

                                         CACHE, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                        FOR THE TWENTY-SIX WEEKS ENDED
                                                (Unaudited)

                                                                      June 28,             June 29,
                                                                        1997                 1996
                                                                  -------------        -------------
  Net sales                                                       $  64,417,000        $  61,029,000
                                                                  -------------        -------------
  Costs and expenses
      Cost of sales, including occupancy and buying costs            41,942,000           40,042,000
      Selling, general and administrative expenses                   21,179,000           19,356,000
                                                                  -------------        -------------
                                                                     63,121,000           59,398,000
                                                                  -------------        -------------

  Operating income                                                    1,296,000            1,631,000

  Interest expense
     Related party                                                       70,000               70,000
     Other                                                               52,000              117,000
                                                                  -------------        -------------
                                                                        122,000              187,000
                                                                  -------------        -------------

  Income before income taxes                                          1,174,000            1,444,000

  Income tax provision                                                  481,000              542,000
                                                                  -------------        -------------

  Net income                                                      $     693,000        $     902,000
                                                                  =============        =============



  Net income per share                                                    $ .08                $ .10
                                                                  =============        =============




  Weighted average number of shares and
     share equivalents outstanding                                    9,091,000            9,091,000
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

                                                        4

                                     CACHE, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                     FOR THE THIRTEEN WEEKS ENDED
                                              (Unaudited)


                                                                      June 28,             June 29,
                                                                        1997                 1996
                                                                  -------------        -------------
  Net sales                                                       $  34,111,000        $  32,722,000
                                                                  -------------        -------------
  Costs and expenses
      Cost of sales, including occupancy and buying costs            21,897,000           21,503,000
      Selling, general and administrative expenses                   10,799,000            9,818,000
                                                                  -------------        -------------
                                                                     32,696,000           31,321,000
                                                                  -------------        -------------
  Operating income                                                    1,415,000            1,401,000

  Interest expense
     Related party                                                       35,000               35,000
     Other                                                               17,000               55,000
                                                                  -------------        -------------
                                                                         52,000               90,000
                                                                  -------------        -------------

  Income before income taxes                                          1,363,000            1,311,000

  Income tax provision                                                  559,000              492,000
                                                                  -------------        -------------

  Net income                                                           $804,000             $819,000
                                                                  =============        =============



  Net income per share                                                    $ .09                $ .09
                                                                  =============        =============




  Weighted average number of shares and
     share equivalents outstanding                                    9,091,000            9,091,000
                                                                  =============        =============









  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                     CACHE, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE TWENTY-SIX WEEKS ENDED
                                             (Unaudited)


                                                                      June 28,             June 29,
                                                                       1997                 1996
                                                                  -------------        -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  -------------------------------------
  Net income                                                      $     693,000        $     902,000
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                 1,857,000            1,693,000
        Deferred income taxes                                            14,000              231,000
        Accrual of future rent escalations                               18,000               91,000

    Change in assets and liabilities:
  (Increase) decrease in receivables                                    271,000              (71,000)
  (Increase) decrease in inventories                                   (581,000)          (1,732,000)
  (Increase) decrease in prepaid expenses                               145,000              167,000
   Increase (decrease) in accounts payable                           (2,925,000)          (2,802,000)
   Increase (decrease) in accrued liabilities
      and accrued compensation                                         (498,000)            (596,000)
                                                                  -------------        -------------
     Total changes in assets and liabilities                         (3,588,000)          (5,034,000)
                                                                  -------------        -------------
  Net cash used in operating activities                              (1,006,000)          (2,117,000)
                                                                  -------------        -------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  -------------------------------------
     Payments for property and equipment                             (1,667,000)          (1,436,000)
                                                                  -------------        -------------
  Net cash used in investing activities                              (1,667,000)          (1,436,000)
                                                                  -------------        -------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  -------------------------------------

     Long-term bank debt  borrowings                                 20,000,000           27,200,000
     Long-term bank debt  payments                                  (18,850,000)         (23,950,000)
     Other, net                                                         (10,000)             (21,000)
                                                                  -------------        -------------
  Net cash provided by financing activities                           1,140,000            3,229,000
                                                                  -------------        -------------
  Net increase (decrease) in cash                                    (1,533,000)            (324,000)
  Cash at beginning of period                                         2,160,000            1,025,000
                                                                  -------------        -------------
  Cash at end of period                                           $     627,000        $     701,000
                                                                  =============        =============





  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CACHE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring to present fairly the financial position of the Company at June 28, 1997 and December 28, 1996, and the results of operations for the twenty-six and thirteen week periods ended June 28, 1997 and June 29, 1996 and consolidated statements of cash flows for the twenty-six weeks then ended.

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


2.   NET INCOME OR LOSS PER SHARE
     ----------------------------

     Net income or loss per share has been computed based on the weighted average number of shares of common stock outstanding for the twenty-six and thirteen week periods ended June 28, 1997 and June 29, 1996.

     The approximate number of shares used in the computations of income per common share were 9,091,000, for the twenty-six and thirteen week periods ended June 28, 1997 and June 29, 1996, respectively.


3.   PROPERTY AND EQUIPMENT
     ----------------------
                                        June 28,       December 28,
                                         1997             1996
                                     -----------       -----------
     Leasehold improvements          $16,717,000       $16,271,000
     Furniture, fixtures and
       equipment                      16,927,000        15,706,000
                                     -----------       -----------
                                      33,644,000        31,977,000
     Less: accumulated depreciation
       and amortization               17,446,000        15,592,000
                                     -----------       -----------
                                     $16,198,000       $16,385,000
                                     ===========       ===========

4.   ACCRUED LIABILITIES
     -------------------
                                        June 28,       December 28,
                                         1997             1996
                                     -----------       ------------
     Operating expenses              $  845,000        $  803,000
     Taxes, other than income taxes     706,000         1,121,000
     Leasehold additions                 55,000           107,000
     Other customer deposits          1,200,000         1,193,000
                                     ----------        ----------
                                     $2,806,000        $3,224,000
                                     ==========        ==========


5.   BANK DEBT
     ---------

     During August 1996, the Company reached an agreement with its bank to extend the maturity of the Amended Revolving Credit Facility until January 31, 2000. Pursuant to the Amended Revolving Credit Facility, $12,000,000 is available until expiration at January 31, 2000. The amounts outstanding thereunder bear interest at a maximum per annum rate up to .50% above the bank's prime rate. The agreement contains selected financial and other covenants including covenants to maintain a minimum current ratio, a maximum debt to equity and total equity ratio, a maximum capital expenditure covenant, a minimum earnings to bank interest coverage ratio and certain restrictions on the repayment of principal amounts due to related parties. The agreement prohibits the payment of any dividends on the Company's common stock. Effective upon the occurrence of an Event of Default under the Amended Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables.

     The outstanding balances on the line of credit at June 28, 1997 was $1,150,000, and there was no outstanding balance on the line of credit at December 28, 1996. The related party debt is subordinated to the bank debt and repayment is subject to terms of the Amended
Revolving Credit Facility.


6.   INDEBTEDNESS TO RELATED PARTY
     -----------------------------

     As of June 28, 1997 and December 28, 1996 the Company had outstanding, (i) a $250,000 long-term loan from a major stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 2000; and (ii) a $1,750,000 loan made by the same stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 2000. The interest rate on both notes is 7% per annum, payable annually. The Company may make loan repayments of $1,000,000 each on December 31, 1997 and December 31, 1998, subject to the Tangible Net Worth covenant contained in the Amended Revolving Credit Facility.

7.   INCOME TAXES
     ------------

     The effective tax rates for Fiscal 1997 and 1996 are 41.0% and 37.5%, respectively. The Company had available at December 28, 1996 approximately $281,000 of alternative minimum tax carryforwards for tax reporting purposes, and an investment tax credit carryforward of approximately $117,000. At June 28, 1997 and December 28, 1996, the Company's deferred tax assets were $1,771,000 and $1,679,000, respectively, also, there was no deferred tax liability. The major components of the Company's net deferred taxes at June 28, 1997 are as follows:

                                                    June 28,    December 28,
                                                      1997          1996
                                                  ----------    ------------
Net operating loss carryforwards ("NOL'S") and
 investment tax credit and alternative minimum
 tax carryforwards..............................  $  589,000     $  529,000
Deferred rent...................................     881,000        852,000
Inventory cost capitalization...................     255,000        233,000
Other...........................................      46,000         65,000
                                                  ----------    ------------
                                                  $1,771,000     $1,679,000
                                                  ==========    ============

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary need for capital is to finance new store merchandise inventories, as well as the construction of new stores. During the twenty-six weeks ended June 28, 1997, the Company increased bank borrowings ($1,150,000), and reduced cash ($1,533,000) to partially offset the cost of inventory purchases ($581,000), and the Company's new store expansion and remodeling program ($1,667,000). Cash used by operations decreased to $1,006,000 in 1997 from $2,117,000 in 1996, primarily due to reduced inventory purchases. Inventories increased $581,000, principally due to increased average store inventory levels at June 28, 1997, as compared to fiscal year-end post-holiday inventory levels, as well as due to the addition of four new stores in 1997. Accounts payable decreased $2,925,000 and accrued expenses decreased $498,000 during the period, as the Company paid for merchandise and expenses accrued at the end of Fiscal 1996.

     The Company plans to open a total of approximately nine new stores during 1997. The Company opened three stores in March and one store in April 1997. The remaining stores are expected to be opened during late summer and fall of 1997. After deducting construction allowances paid to the Company by its landlords, the Company has spent $1,667,000 through June 28, 1997 and expects to spend an additional $2,000,000 in 1997 for both new store and existing store construction and remodeling. Approximately $500,000 of the amount above is slated to be spent for floorset fixtures and signage, to highlight a new sportswear separates area in the stores. The Company anticipates that it will finance new store construction and remodeling in 1997 primarily by cash flow from operations and its existing credit facilities. The Company closed three stores in January 1996, the store closures had no material effect on net income for the twenty-six week period in 1996. The Company believes that given the sources of credit discussed above, its financial resources will be sufficient to meet anticipated requirements.

RESULTS OF OPERATIONS
---------------------

     The Company experienced a decrease in net income, for the twenty-six week period ended June 28, 1997, which was primarily caused by flat comparative store sales. During the thirteen week period ended June 28, 1997, the additional sales generated by new stores opened in 1996 and 1997, caused an increase in sales and pre-tax income, as compared to Fiscal 1996.

     Certain financial data concerning the Company's results of operations for the twenty-six and thirteen week periods ended June 28, 1997 and June 29, 1996, expressed as a percentage of net sales, are as follows:


                                Twenty-six Weeks Ended   Thirteen Weeks Ended
                                ----------------------  ---------------------
                                 June 28,    June 29,   June 28,   June 29,
                                  1997        1996       1997       1996
                                ---------   ---------   --------   --------
Sales                             100.0%      100.0%     100.0%     100.0%
Cost of sales, including
 occupancy and buying expenses     65.1%       65.6%      64.2%      65.7%
Selling, general and
 administrative expenses           32.9%       31.7%      31.7%      30.0%
Operating income                    2.0%        2.7%       4.1%       4.3%
Interest expense                    0.2%        0.3%       0.2%       0.3%
Income tax provision                0.7%        0.9%       1.6%       1.5%
Net income                          1.1%        1.5%       2.4%       2.5%

Sales
-----

     Net sales increased $3,388,000 or 5.6% and $1,389,000 or 4.2%, respectively, during the twenty-six and thirteen week periods ended June 28, 1997, versus the comparable periods in 1996. The increases were primarily due to the greater number of stores open during the 1997 periods. Comparable store sales were relatively flat for the twenty-six and thirteen week periods in 1997, as compared to the comparable periods in 1996.

     Historically, sales at new stores do not achieve the same levels as existing, established stores. New stores generally begin to perform as well as existing stores during their second and third year of operation. Sales on a weighted average basis for the twenty-six and thirteen week periods ended June 28, 1997 and June 29, 1996 were as follows:

                               Twenty-six Weeks Ended   Thirteen Weeks Ended
                              -----------------------   ----------------------
                                 June 28,    June 29,     June 28,   June 29,
                                  1997        1996         1997       1996
                              -----------   ---------  ----------- -----------

Sales                         $64,417,000 $61,029,000  $34,111,000 $32,722,000

Weighted Average Stores
 Open During Period                 163.3       151.7        164.8       153.8

Net Sales Per Weighted
 Average Number of Stores     $   394,000 $   402,000  $   207,000 $   213,000

Net Weighted Average Sales
 per square foot              $    189.95 $    202.88  $    102.99 $    107.66

Stores Open at End
 of Period                            165         155          165         155


Costs and expenses
------------------

     Cost of sales, including occupancy and buying costs, increased $1,900,000 or 4.7% for the twenty-six weeks ended June 28, 1997, versus the similar period in 1996. The increase was primarily due to the increase in sales and the related cost of merchandise for those sales, as well as a $563,000 increase in occupancy expenses, primarily due to the additional stores in operation during the 1997 versus 1996. As a percentage of sales, cost of sales, including the occupancy expenses, decreased 0.5%, (65.1% versus 65.6%) for the twenty-six week period ended June 28, 1997, versus the comparable period in 1996. The decrease was primarily due to lower markdowns in 1997, as a percent of sales. The Company takes markdowns for several reasons such as; changes in customer preference, seasonal adaptation, changes in style or if it is determined merchandise in stock will not sell at its currently marked price.

     Cost of sales, including occupancy and buying costs, increased $394,000 or 1.8% for the thirteen weeks ended June 28, 1997, versus the similar 1996 period. The increase was primarily due to the increase in sales and the related cost of the merchandise for those sales, and a $243,000 increase in occupancy, due to the additional stores in operation during 1997 versus 1996. As a percentage of sales, cost of sales, including occupancy and buying expenses, decreased 1.5% (64.2% versus 65.7%) for the thirteen weeks ended
June 28, 1997, versus the comparable period in 1997. The decrease was primarily due to lower markdowns, as a percent of sales, versus the comparable period in 1996.

Selling, general and administrative expenses
--------------------------------------------

     Selling, general and administrative expenses ("S,G&A") increased $1,823,000 or 9.4% during the twenty-six week period ended June 28, 1997 versus the comparable period in 1996. The increase was primarily due to greater payroll and payroll taxes ($1,152,000), credit card fees ($77,000), freight charges ($80,000), depreciation ($161,000) and licenses and taxes ($126,000). As a percentage of sales, these expenses increased 1.2% (32.9% versus 31.7%) for the twenty-six weeks ended June 28, 1997 versus the similar 1996 period. The increase was due primarily to the effect of flat comparable store sales, experienced in the current twenty-six week period, upon S,G&A expenses, which are relatively fixed in nature.

     Selling, general and administrative expenses increased $981,000 or 10.0% during the thirteen weeks ended June 28, 1997, versus the comparable period in 1996. The increase was due to greater payroll and payroll taxes ($603,000), licenses and taxes($60,000)and depreciation($118,000). As a percentage of sales, these expenses increased 1.7% (31.7% versus 30.0%) for the thirteen weeks ended June 28, 1997 versus the similar 1996 period. The increase was due primarily to the effect of flat comparable store sales, experienced in the current thirteen week period, upon S,G&A expenses, which are relatively fixed in nature.

Interest expense
----------------

     Interest expense decreased $65,000 (34.8%) and $38,000 (42.2%), respectively, for the twenty-six and thirteen week periods ended June 28, 1997 versus the comparable period in 1996, primarily due to lower average borrowing levels in 1997.

Income taxes
------------

     The Company's effective tax rate is approximately 41% and 37.5%, for Fiscal 1997 and 1996, respectively. The higher rate in Fiscal 1997 reflects higher state and local income taxes, as well as a reduction in temporary differences which previously were more significant.

PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The annual meeting of shareholders of the Company was held on July 16, 1997.

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



                                      CACHE, INC.
                                      (Registrant)




August 4, 1997                 BY:  /s/ Thomas E. Reinckens
                                   ------------------------------
                                        Thomas E. Reinckens
                                    On behalf of Cache, Inc.
                                    and in his capacity as
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Principal Accounting Officer)

                                                  EXHIBIT 11.1
                          CALCULATION OF PRIMARY AND FULLY DILUTED EARNINGS PER COMMON SHARE

                                     (In thousands except per share data)


                                                             TWENTY-SIX                           THIRTEEN
                                                             WEEKS ENDED                         WEEKS ENDED
                                                 ------------------------------       -----------------------------
                                                      June 28,      June 29,               June 28,      June 29,
                                                        1997          1996                   1997          1996
                                                 ------------------------------       -----------------------------
  EARNINGS
  --------
  Net Income Applicable
       to Common Stockholders                    $      693,000    $    902,000       $     804,000    $    819,000
                                                 ==============================       =============================

  PRIMARY SHARES
  --------------
  Weighted Average Number of
      Common Shares Outstanding                       9,091,000       9,091,000           9,091,000       9,091,000

  Assuming Conversion of
       Outstanding Stock Options
       and Stock Warrants                                ---            ---                  ---           ---

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method                      ---            ---                  ---           ---
                                                 ------------------------------       -----------------------------
  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                                     9,091,000       9,091,000            9,091,000      9,091,000
                                                 ==============================       =============================

  Primary Earnings Per Share                              $0.08           $0.10                $0.09          $0.09
                                                 ==============================       =============================

  FULLY DILUTED EARNINGS PER SHARE
  --------------------------------
  Weighted Average Number of
      Common Shares Outstanding                       9,091,000       9,091,000            9,091,000      9,091,000

  Assuming Conversion of
       Outstanding Stock Options
       and Stock Warrants                                ---            ---                  ---           ---

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method                      ---            ---                  ---           ---

  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                                     9,091,000       9,091,000            9,091,000      9,091,000
                                                 ==============================       =============================
  Fully Diluted Earnings Per Share                        $0.08           $0.10                $0.09          $0.09
                                                 ==============================       =============================


