Form 10-Q
period 1997-09-27
CACHE INC
filed 1997-10-27
CIK 350199

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 27, 1997

                                   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from............... to ...............
Commission File Number: 0-10345

                            CACHE, INC.
------------------------------------------------------------------
(Exact name of registrant as specified in its Charter)

          Florida                          59-1588181
------------------------------- ----------------------------------
(State or other jurisdiction of (IRS Employer Identification No.)
 incorporation or organization)

              1460 Broadway, New York, New York         10036
------------------------------------------------------------------
             (Address of principal executive offices)  (zip code)

                          212-575-3200
       ----------------------------------------------------
       (Registrant's telephone number, including area code)


                             ------
------------------------------------------------------------------
(Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X     NO
                             ----      ----


             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,091,338
--------------------------       ---------------------------------
Class of Stock Outstanding       Outstanding at October 27th, 1997

                 CACHE, INC. AND SUBSIDIARIES
                             INDEX




                                                              PAGE

CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS, SEPTEMBER 27, 1997
          AND DECEMBER 28, 1996                                  3


STATEMENTS OF OPERATIONS
   THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997
          AND SEPTEMBER 28, 1996                                 4
   THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997
          AND SEPTEMBER 28, 1996                                 5


STATEMENTS OF CASH FLOWS
   THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997
          AND SEPTEMBER 28, 1996                                 6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            7-9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                          9-12


OTHER INFORMATION:
   EXHIBIT INDEX AND REPORTS ON FORM 8-K                         13
   SIGNATURES                                                    14

                                                CACHE, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                                          (Unaudited)



                                                                     September 27,          December 28,
                                                                         1997                  1996
  ASSETS                                                          ----------------      ----------------
  Current assets:
          Cash and equivalents                                    $      1,507,000      $      2,160,000
          Receivables                                                    1,505,000             1,292,000
          Notes receivable from related parties                            250,000               250,000
          Inventories                                                   20,199,000            18,010,000
          Deferred income taxes and other assets                         1,159,000               770,000
          Prepaid expenses                                                 288,000               542,000
                                                                  ----------------      ----------------
                Total current assets                                    24,908,000            23,024,000


  Property and equipment, net                                           15,910,000            16,385,000

  Other assets                                                             236,000               198,000
  Deferred income taxes                                                    875,000               917,000
                                                                  ----------------      ----------------
                                                                  $     41,929,000      $     40,524,000
                                                                  ================      ================

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
          Accounts payable                                        $     11,676,000      $     10,875,000
          Accrued compensation                                           1,176,000               721,000
          Accrued liabilities                                            3,203,000             3,224,000
                                                                  ----------------      ----------------
                Total current liabilities                               16,055,000            14,820,000


  Subordinated indebtedness to related party                             2,000,000             2,000,000
  Other liabilities                                                      2,022,000             2,108,000

  Commitments and contingencies


  STOCKHOLDERS' EQUITY

         Common stock, par value $.01; authorized, 20,000,000
           shares; issued and outstanding 9,091,338 shares
           at September 27, 1997 and  December 28, 1996                     91,000                91,000
         Additional paid-in capital                                     19,564,000            19,564,000
         Retained earnings                                               2,197,000             1,941,000
                                                                  ----------------      ----------------
                Total stockholders' equity                              21,852,000            21,596,000
                                                                  ----------------      ----------------
                                                                  $     41,929,000      $     40,524,000
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

                                                 3



                                          CACHE, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                         FOR THE THIRTY-NINE WEEKS ENDED
                                                  (Unaudited)


                                                                     September 27,         September 28,
                                                                         1997                  1996
                                                                  ----------------      ----------------
  Net sales                                                       $     94,654,000      $     90,015,000
                                                                  ----------------      ----------------
  Costs and expenses
      Cost of sales, including occupancy and buying costs               62,532,000            60,572,000
      Selling, general and administrative expenses                      31,518,000            29,062,000
                                                                  ----------------      ----------------
                                                                        94,050,000            89,634,000
                                                                  ----------------      ----------------

  Operating income                                                         604,000               381,000

  Interest expense
     Related party                                                         105,000               105,000
     Other                                                                  65,000               191,000
                                                                  ----------------      ----------------
                                                                           170,000               296,000
                                                                  ----------------      ----------------

  Income before income taxes                                               434,000                85,000

  Income tax provision                                                     178,000                32,000
                                                                  ----------------      ----------------

  Net income                                                      $        256,000      $         53,000
                                                                  ================      ================



  Net income per share                                                       $ .03                 $ .01
                                                                  ================      ================




  Weighted average number of shares and
     share equivalents outstanding                                       9,091,000             9,091,000
                                                                  ================      ================






 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                    CACHE, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE THIRTEEN WEEKS ENDED
                                            (Unaudited)



                                                                     September 27,         September 28,
                                                                         1997                  1996
                                                                  ----------------      ----------------
  Net sales                                                       $     30,237,000      $     28,986,000
                                                                  ----------------      ----------------
  Costs and expenses
      Cost of sales, including occupancy and buying costs               20,590,000            20,530,000
      Selling, general and administrative expenses                      10,339,000             9,706,000
                                                                  ----------------      ----------------
                                                                        30,929,000            30,236,000
                                                                  ----------------      ----------------

  Operating loss                                                          (692,000)           (1,250,000)

  Interest expense
     Related party                                                          35,000                35,000
     Other                                                                  13,000                74,000
                                                                  ----------------      ----------------
                                                                            48,000               109,000
                                                                  ----------------      ----------------
  Loss before income taxes                                                (740,000)           (1,359,000)

  Income tax benefit                                                      (303,000)             (510,000)
                                                                  ----------------      ----------------

  Net loss                                                        $       (437,000)     $       (849,000)
                                                                  ================      ================



  Net loss per share                                                        ($ .05)               ($ .09)
                                                                  ================      ================




  Weighted average number of shares and
     share equivalents outstanding                                       9,091,000             9,091,000
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

                                                 5


                                     CACHE, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE THIRTY-NINE WEEKS ENDED
                                             (Unaudited)


                                                                     September 27,         September 28,
                                                                         1997                  1996
                                                                  ----------------      ----------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  -------------------------------------
  Net income                                                      $        256,000      $         53,000
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                    2,848,000             2,572,000
        Accrual (reversal) of future rent escalations                      (54,000)              169,000

  Change in assets and liabilities:
  ---------------------------------
  Increase  in receivables                                                (213,000)             (427,000)
  Increase in inventories                                               (2,189,000)           (1,318,000)
  Increase in deferred income taxes                                       (347,000)             (284,000)
  Decrease in prepaid expenses                                             254,000               217,000
  Increase (decrease) in accounts payable                                  801,000               (47,000)
  Increase  in accrued liabilities and accrued compensation                434,000               208,000
                                                                  ----------------      ----------------
     Total changes in assets and liabilities                            (1,260,000)           (1,651,000)
                                                                  ----------------      ----------------
  Net cash provided by operating activities                              1,790,000             1,143,000
                                                                  ----------------      ----------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  -------------------------------------
     Proceeds from property and equipment disposals                         41,000                20,000
     Payments for property and equipment                                (2,410,000)           (2,668,000)
                                                                  ----------------      ----------------
  Net cash used in investing activities                                 (2,369,000)           (2,648,000)
                                                                  ----------------      ----------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  -------------------------------------
     Long-term bank debt additional borrowings                          23,700,000            36,150,000
     Long-term bank debt principal repayments                          (23,700,000)          (34,900,000)
     Other, net                                                            (74,000)             (165,000)
                                                                  ----------------      ----------------
  Net cash provided by(used in) financing activities                       (74,000)            1,085,000
                                                                  ----------------      ----------------
  Net decrease in cash                                                    (653,000)             (420,000)
  Cash at beginning of period                                            2,160,000             1,025,000
                                                                  ----------------      ----------------
  Cash at end of period                                           $      1,507,000      $        605,000
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

                                                 6

                             CACHE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring to present fairly the financial position of the Company at September 27, 1997 and December 28, 1996, and the results of operations for the thirty-nine and thirteen week periods ended September 27, 1997 and September 28, 1996 and consolidated statements of cash flows for the thirty-nine weeks then ended.

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


2.   NET INCOME OR LOSS PER SHARE
     ----------------------------

     Net income or loss per share has been computed based on the weighted average number of shares of common stock outstanding for the thirty-nine and thirteen week periods ended September 27, 1997 and September 28, 1996.

     The approximate number of shares used in the computations of income per common share were 9,091,000, for the thirty-nine and thirteen week periods ended September 27, 1997 and September 28, 1996, respectively.


3.   PROPERTY AND EQUIPMENT
     ----------------------
                                     September 27,     December 28,
                                         1997             1996
                                     -------------     ------------

     Leasehold improvements          $16,666,000       $16,271,000
     Furniture, fixtures and
       equipment                      17,532,000        15,706,000
                                     -------------     ------------
                                      34,198,000        31,977,000
     Less: accumulated depreciation
       and amortization               18,288,000        15,592,000
                                     -------------     ------------
                                     $15,910,000       $16,385,000
                                     =============     ============

4.   ACCRUED LIABILITIES
     -------------------
                                     September 27,     December 28,
                                         1997             1996
                                     -------------     ------------

     Operating expenses              $  943,000        $  803,000
     Taxes, other than income taxes     929,000         1,121,000
     Leasehold additions                 56,000           107,000
     Other customer deposits          1,275,000         1,193,000
                                     -------------     ------------
                                     $3,203,000        $3,224,000
                                     =============     ============


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

     There was no outstanding balance on the line of credit at September 27, 1997 and December 28, 1996, respectively. The related party debt is subordinated to the bank debt and repayment is subject to terms of the Amended Revolving Credit Facility.


6.   INDEBTEDNESS TO RELATED PARTY
     -----------------------------

     As of September 27, 1997 and December 28, 1996 the Company had outstanding, (i) a $250,000 long-term loan from a major stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 2000; and (ii) a $1,750,000 loan made by the same stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 2000. The interest rate on both notes is 7% per annum, payable annually. The Company may make loan repayments of $1,000,000 each on December 31, 1997 and December 31, 1998, subject to the Tangible Net Worth covenant contained in the Amended Revolving Credit Facility.

7.   INCOME TAXES
     ------------

     The effective tax rates for Fiscal 1997 and 1996 are 41.0% and 37.5%, respectively. The Company had available at December 28, 1996 approximately $351,000 of alternative minimum tax carryforwards for tax reporting purposes, and an investment tax credit carryforward of approximately $19,000. At September 27, 1997 and December 28, 1996, the Company's deferred tax assets were $1,679,000 and $1,679,000, respectively, also, there was no deferred tax liability. The major components of the Company's net deferred taxes at September 27, 1997 are as follows:

                                                  September 27,  December 28,
                                                       1997         1996
                                                  -------------  ------------

Net operating loss carryforwards ("NOL'S") and
 investment tax credit and alternative minimum
 tax carryforwards..............................  $  651,000     $  529,000
Deferred rent...................................     851,000        852,000
Inventory cost capitalization...................     153,000        233,000
Other...........................................      24,000         65,000
                                                  -------------  ----------

                                                  $1,679,000     $1,679,000
                                                  =============  ==========


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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary need for capital is to finance new store merchandise inventories, as well as the construction of new stores. During the thirty-nine weeks ended September 27, 1997, the Company reduced cash on hand ($653,000)and used cash provided by operations ($1,790,000)to fund the Company's new store expansion and remodeling program ($2,410,000). Cash provided by operations increased to $1,790,000 in 1997 from $1,143,000 in 1996, primarily due to higher net income and higher depreciation expense. Inventories increased $2,189,000, principally due to increased average store inventory levels at September 27, 1997, as compared to fiscal year-end post-holiday inventory levels, as well as due to the addition of five new stores in 1997. Deferred income taxes increased by $347,000, due to estimated tax payments made in Fiscal 1997.

     The Company plans to open a total of approximately eight new stores during 1997. The Company has already opened five stores as of September 27, 1997 and three additional stores will open in the fourth quarter. After deducting construction allowances paid to the Company by its landlords, the Company has spent $2,410,000 through September 27, 1997 and expects to spend an additional $1,000,000 in 1997 for both new store and existing store construction and remodeling. Approximately $450,000 of the amount above was spent for floorset fixtures and signage to highlight a new sportswear separates area in the stores. The Company anticipates that it will finance new store construction and remodeling in 1997 primarily by cash flow from operations and its existing credit facilities. The Company closed three stores in January 1996, one store in July 1996, and one store in September 1996. The store closures had no material effect on net income. The Company believes that given the sources of credit discussed above, its financial resources will be sufficient to meet anticipated requirements.

RESULTS OF OPERATIONS
---------------------

     Net income increased for the thirty-nine week period ended September 27, 1997, which was primarily caused by an approximately one percent increase in comparative store sales. Lower markdowns, both in dollars and as a percent of sales, contributed to increased gross margins for the current thirty-nine week period as compared to Fiscal 1996. During the thirteen week period ended September 27, 1997, the additional sales generated by new stores opened in 1996 and 1997 more than offset the increase in operating expenses related to these new stores, resulting in a decrease in net loss as compared to Fiscal 1996. Lower markdowns, incurred during the current thirteen week period, also contributed to increased gross margins as compared to the Fiscal 1996 period.

     Certain financial data concerning the Company's results of operations for the thirty-nine and thirteen week periods ended September 27, 1997 and September 28, 1996, expressed as a percentage of net sales, are as follows:


                               Thirty-nine Weeks Ended   Thirteen Weeks Ended
                               -----------------------   --------------------
                               Sept. 27,    Sept. 28,    Sept. 27,  Sept. 28,
                                 1997         1996         1997       1996
                               ---------    ----------   ---------  ---------

Sales                            100.0%       100.0%       100.0%     100.0%
Cost of sales, including
 occupancy and buying expenses    66.1%        67.3%        68.1%      70.8%
Selling, general and
 administrative expenses          33.3%        32.3%        34.2%      33.5%
Operating income (loss)            0.6%         0.4%        (2.3%)     (4.3%)
Interest expense                   0.2%         0.3%         0.2%       0.4%
Pre-tax income (loss)              0.5%         0.1%        (2.4%)     (4.7%)
Income tax (benefit)               0.2%          --         (1.0%)     (1.8%)
Net income (loss)                  0.3%         0.1%        (1.4%)     (2.9%)

Sales
-----

     Net sales increased $4,639,000 or 5.2% and $1,251,000 or 4.3%, respectively, during the thirty-nine and thirteen week periods ended September 27, 1997, versus the comparable periods in 1996. The increases were primarily due to the greater number of stores open during the 1997 periods. Same store sales (sales for stores open at least one year or more) increased approximately 1% as compared to the comparable thirty-nine week period in 1996, and increased approximately 1% as compared to the comparable thirteen week period in 1996.

     Historically, sales at new stores do not achieve the same levels as existing, established stores. New stores generally begin to perform as well as existing stores during their second and third year of operation. Sales on a weighted average basis for the thirty-nine and thirteen week periods ended September 27, 1997 and September 28, 1996 were as follows:

                            Thirty-nine Weeks Ended   Thirteen Weeks Ended
                           ------------------------- -------------------------
                             Sept. 27,   Sept. 28,     Sept. 27,   Sept. 28,
                              1997        1996          1997        1996
                           ------------ ------------ ------------ ------------

Sales                      $ 94,654,000 $ 90,015,000 $ 30,237,000 $ 28,986,000

Weighted Average Stores
 Open During Period               164.2        153.2        165.7        156.3

Net Sales Per Weighted
 Average Number of Stores  $    576,000 $    587,000 $    182,000 $    185,000

Net Weighted Average Sales
 per square foot           $     278.00 $     283.00 $      88.00 $      89.00

Stores Open at End
 of Period                          166          158          166          158


Costs and expenses
------------------

     Cost of sales, including occupancy and buying costs, increased $1,960,000 or 3.2% for the thirty-nine weeks ended September 27, 1997, versus the similar period in 1996. The increase was primarily due to the increase in sales and the related cost of merchandise for those sales, and a $689,000 increase in occupancy expenses, primarily due to the additional stores in operation during 1997 versus 1996. As a percentage of sales, cost of sales, including the occupancy expenses, decreased 1.2%, (66.1% versus 67.3%) for the thirty-nine week period ended September 27, 1997, versus the comparable period in 1996. The decrease is primarily due to lower markdowns, both in dollars and as a percentage of sales, as compared to the 1996 period. The Company takes markdowns for several reasons such as; changes in customer preference, changes in style or if it is determined merchandise in stock will not sell at its currently marked price.

     Cost of sales, including occupancy and buying costs, increased $60,000 or 0.3% for the thirteen weeks ended September 27, 1997, versus the similar 1996 period. The increase was primarily due to the increase in sales and the related cost of the merchandise for those sales, a $126,000 increase in occupancy expenses due to the additional stores in operation during 1997 versus 1996, and is partially offset by lower markdowns. As a percentage of sales, cost of sales, including occupancy and buying expenses, decreased 2.7% (68.1% versus 70.8%) for the thirteen weeks ended September 27, 1997, versus the comparable period in 1996. The decrease is primarily due to lower markdowns, both in dollars and as a percent of sales, as compared to the comparable period in 1996.


Selling, general and administrative expenses
--------------------------------------------

     Selling, general and administrative expenses ("S,G&A") increased $2,456,000 or 8.5% during the thirty-nine week period ended September 27, 1997, versus the comparable period in 1996. The increase was primarily due to greater payroll and payroll taxes ($1,483,000), insurance ($215,000), credit card fees ($69,000), freight charges ($73,000), depreciation ($274,000) and licenses and taxes ($145,000). As a percentage of sales, these expenses increased 1.0% (33.3% versus 32.3%) for the thirty-nine weeks ended September 27, 1997 versus the similar 1996 period. The increase, as a percent of sales, was due primarily to a small (1%) comparable store sales increase, in the current thirty-nine week period, as compared to higher store selling expenses.

     Selling, general and administrative expenses increased $633,000 or 6.5% during the thirteen weeks ended September 27, 1997, versus the comparable period in 1996. The increase was primarily due to greater payroll and payroll taxes ($331,000), insurance ($155,000), and depreciation ($113,000). As a percentage of sales, these expenses increased .7% (34.2% versus 33.5%)for the thirteen weeks ended September 27, 1997 versus the similar 1996 period.


Interest expense
----------------

     Interest expense decreased $126,000 (42.6%) and $61,000 (56.0%), respectively, for the thirty-nine and thirteen week periods ended September 27, 1997 versus the comparable period in 1996, primarily due to lower average borrowing levels in 1997.


Income taxes
------------

     The Company's effective tax rate is approximately 41.0% and 37.5%, for Fiscal 1997 and 1996, respectively. The higher rate in Fiscal 1997 reflects higher state and local income tax accruals, as well as a reduction in temporary differences which previously were more significant.

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



                                      CACHE, INC.
                                      (Registrant)




October 27, 1997               BY:  /s/ Thomas E. Reinckens
                                    -----------------------------
                                        Thomas E. Reinckens
                                    On behalf of Cache, Inc.
                                    and in his capacity as
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Principal Accounting Officer)


                                                     EXHIBIT 11.1
               CALCULATION OF PRIMARY AND FULLY DILUTED EARNINGS PER COMMON SHARE

                                        (In thousands except per share data)

                                       THIRTY- NINE                     THIRTEEN
                                        WEEKS ENDED                    WEEKS ENDED
                                ----------------------------  ----------------------------
                                September 27,  September 28,  September 27,  September 28,
                                    1997           1996           1997           1996
                                ----------------------------  ----------------------------
EARNINGS
  Net Income (Loss) Applicable
     to Common Stockholders     $    256,000   $      53,000  $   (437,000)  $    (849,000)
                                ============   =============  ============   =============

PRIMARY SHARES
  Weighted Average Number of
     Common Shares Outstanding     9,091,000       9,091,000     9,091,000       9,091,000

     Assuming Conversion of
      Outstanding Stock Options
      and Stock Warrants             ---             ---           ---             ---

Less Assumed Repurchase
   of Common Stock Pursuant
   to the Treasury Stock Method      ---             ---           ---             ---
                                ----------------------------  ----------------------------
Weighted Average Number of
   Common Shares Outstanding
    As Adjusted                    9,091,000       9,091,000     9,091,000       9,091,000
                                ============================  ============================
Primary Earnings(Loss)Per Share        $0.03           $0.01        ($0.05)         ($0.09)
                                ============================  ============================

FULLY DILUTED EARNINGS PER SHARE
Weighted Average Number of
   Common Shares Outstanding       9,091,000       9,091,000     9,091,000       9,091,000

Assuming Conversion of
    Outstanding Stock Options
    and Stock Warrants               ---             ---           ---             ---

Less Assumed Repurchase
    of Common Stock Pursuant
    to the Treasury Stock Method     ---             ---           ---             ---
                                ----------------------------------------------------------
Weighted Average Number of
    Common Shares Outstanding
    As Adjusted                    9,091,000       9,091,000     9,091,000       9,091,000
                                ============================     =========================
Fully Diluted Earnings Per Share       $0.03           $0.01        ($0.05)         ($0.09)
                                ============================     =========================

                                                                      15