Form 10-K405
period 1997-12-27
CACHE INC
filed 1998-03-18
CIK 350199

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-K

(Mark One)

  X    Annual Report pursuant to Section 13 or 15 (d) of the Securities
------ Exchange Act of 1934 (No fee required)
For the fiscal year ended                        December 27, 1997
                                    or

       Transition Report pursuant to Section 13 or 15(d) of the Securities ------ Exchange Act of 1934 (No fee required)

                       Commission file number 0-10345
                                              -------

                                   Cache, Inc.
-----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          Florida                                      59-1588181
-------------------------------          ------------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization

            1460 Broadway, New York, New York           10036
-----------------------------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:   (212) 575-3200

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $.01 par value
-----------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                       Yes    X            No
                            -----              -----

As of February 28, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price in the NASDAQ National Market) was approximately $8.6 million.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of February 28, 1998, 9,091,338 common shares were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

Certain information included in the Registrant's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders has been incorporated by reference into Part III (Items 10, 11, 12, and 13) of this report on Form 10-K.

                               CACHE, INC.

                          FORM 10-K ANNUAL REPORT

                             DECEMBER 27, 1997

                             TABLE OF CONTENTS



                                                                       Page


                                   PART I
                                   ------

Item 1.     Business..............................................      1
Item 2.     Properties............................................      8
Item 3.     Legal Proceedings.....................................      8
Item 4.     Submission of Matters to a Vote of Security
            Holders...............................................     10


                                   PART II
                                   -------

Item 5.     Market for the Registrant's Common Stock and
            Related Stockholder Matters...........................     10
Item 6.     Selected Financial Data...............................     10
Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........     13
Item 8.     Financial Statements and Supplementary Data...........     18
Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure................     18

                                   PART III
                                   --------


Item 10.    Directors and Executive Officers of the Registrant....     19
Item 11.    Executive Compensation................................     19
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management........................................     19
Item 13.    Certain Relationships and Related Transactions........     19

                                   PART IV
                                   -------

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K...........................................     20

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

GENERAL
-------

     Cache, Inc. (the "Company") owns and operates 169 women's apparel specialty stores (as of February 28, 1998), all of which are operated under the trade name "Cache". The Company specializes in the sale of high fashion women's apparel and accessories in the better to expensive price range focusing on social occasion dressing from informal get-togethers to formal black-tie affairs.

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

     The following table sets forth the percentage of net sales by merchandise classification;

                                   Fiscal         Fiscal         Fiscal
Merchandise Classification          1997           1996           1995
--------------------------         ------         ------         ------

Sportswear                          53.0%          54.0%          57.1%
Dresses                             38.4%          37.5%          34.2%
Accessories                          8.6%           8.5%           8.7%
                                   ------         ------         ------
                                   100.0%         100.0%         100.0%
                                   ======         ======         ======

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

     During Fiscal 1997, the Company purchased merchandise from more than 500 suppliers located in North America, Europe and Asia, as compared to approximately 500 such suppliers in 1996.

     In Fiscal 1997, the Company purchased approximately 99% of the merchandise sold from domestic vendors and approximately 1% from foreign vendors. At the present time, the Company does not anticipate it will purchase in 1998 more than 10% of the merchandise from foreign vendors. The Company's importing operations are subject to the contingencies generally associated with foreign operations, including fluctuations in currency values, customs duty increases and quota limitations. These importing contingencies have not had nor are expected to have a material impact on the Company's operating results.


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

     The Company utilizes a contract warehouse in New Jersey to serve as a staging area for new store fixtures and inventories. The Company distributes most imported merchandise directly from overseas vendors to the Company's stores, via common carriers.

STORE LOCATION AND EXPANSION
----------------------------

     As of February 28, 1998, the Company operated 169 stores located in 36
states, as well as Puerto Rico and the District of Columbia.   The following
table sets forth the stores that were open as of such date and the states in which such stores are located.

     Alabama        2     Maryland       3    Oklahoma         2
     Arizona        3     Massachusetts  6    Oregon           2
     California    18     Michigan       4    Pennsylvania     7
     Colorado       1     Minnesota      1    Rhode Island     1
     Connecticut    3     Mississippi    1    South Carolina   3
     Florida       24     Missouri       1    Tennessee        5
     Georgia        4     Nebraska       1    Texas           14
     Hawaii         1     Nevada         4    Virginia         5
     Illinois       5     New Jersey    11    Washington       2
     Indiana        1     New Mexico     1    Wisconsin        1
     Kansas         2     New York      10    Washington, D.C. 1
     Kentucky       2     North Carolina 4    Puerto Rico      1
     Louisiana      4     Ohio           8


     The Company opened 8 new Cache stores in 1997. Included in the 1997 store openings are first time store openings in Mobile, AL; Chattanooga, TN; and Charleston, SC. The Company expects to open approximately 5 to 10 Cache stores during 1998. The Company continually reviews locations for possible new stores. Store locations are selected on the basis of several factors, including selection of a dominant fashion mall or malls within a specific geographic area, demographics, principal and "anchor" stores in the mall, location of the store within the mall, the types of other specialty stores located in the mall and terms of the lease. The following table presents information reflecting store openings and closings over the last five years:


            Stores        Stores        Stores       Stores
            Open at       Opened        Closed       Open at
            begin. of     during        during       end of      Total
   Fiscal   Fiscal        Fiscal        Fiscal       Fiscal      square
   year     year          year          year         year        footage
   ------   ---------     ------        ------       -------     -------

   1993       93            18            -          111         227,000
   1994      111            22            3          130         270,000
   1995      130            24            2          152         316,000
   1996      152            14            5          161         334,000
   1997      161             8            -          169         351,000

     During 1997, the Company remodeled three stores. The Company expects to continue remodeling selected stores during 1998. Most store remodels take from four to six weeks to complete, but rarely require closing the store. Cache spent approximately $715,000 in Fiscal 1997 to remodel three stores. The Company spent $638,000 (4 stores) and $890,000 (4 stores) on remodeling, in Fiscal 1996 and 1995, respectively. The Company closed no stores in 1997. The Company closed five stores in Fiscal 1996, and two stores in Fiscal 1995. None of the store closings had a material effect on the Company's financial statements.

     Cache currently has 351,000 square feet of store space as of February 28, 1998 including 17,000 square feet of store space added during Fiscal 1997. The Company also added 14,000 and 50,000 square feet of store space in Fiscal 1996 and 1995, respectively. During Fiscal 1998, the Company expects to open approximately 5 to 10 new stores, which would add approximately 20,000 square feet of store space, bringing total store square footage to approximately 375,000 square feet. See "Management's Discussion and Analysis - Liquidity and Capital Resources" for a discussion of the restrictions on capital expenditures in the Company's Revolving Credit Agreement.

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

STORE OPERATIONS
----------------

     Control over store operations is the responsibility of the Executive Vice President of Store Operations, who is assisted by three Regional Managers and sixteen District Managers. A typical store is staffed by a manager, co-manager, an assistant manager and a number of full and part-time sales personnel. Special emphasis is placed on the recruitment of fashion-conscious and career-oriented sales personnel. The Company trains the majority of new store managers in designated training stores. The Company trains most new store sales personnel on the job, stressing the Cache concept of fashion and responsiveness to customer needs. Cache store personnel are provided centralized guidance on merchandising presentation including regular updates on fashion trends in the coming seasons.

     Cache store managers and co-managers are compensated in the form of salaries and performance based bonuses. Sales associates and assistant managers are paid on an hourly basis plus performance incentives. From time to time, the Company offers additional incentives to both management and sales associates for enhanced sales. Those incentives generally are in the form of sales contests, which occur over a specific time period with regular motivational progress reports distributed to all stores.

     Cache targets specific hourly sales performance from its sales team, the store manager, the co-managers, assistant managers and sales associates. Assisted by its preferred customer tracking system, Cache encourages store personnel to identify and maintain contact with customers, with the objective of converting infrequent shoppers into loyal clients.

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


ADVERTISING AND PROMOTION
-------------------------

     Cache's primary advertising tools are advertisements in print media, including Vogue, a national high fashion magazine. The Company spent $416,000,$418,000 and $568,000 on advertising in Fiscal 1997, 1996 and
1995, respectively.

EMPLOYEE RELATIONS
------------------

     As of February 28, 1998, the Company had approximately 1,300 employees, of whom 740 were full-time employees and 560 were part-time employees. None of these employees are represented by a labor union. The company considers its employee relations to be satisfactory.


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

ITEM 2. PROPERTIES

     All but 2 of Cache's 169 stores are located in shopping malls. Existing stores contain from approximately 1,300 to 3,900 square feet, with the typical store averaging 2,000 square feet. The Company conducts all of its retail operations in leased facilities. Rental terms usually include a fixed minimum rent plus a percentage rent based on sales in excess of a specified amount. In addition, there is generally a charge incurred for one or more of the following: common area maintenance, utility consumption, promotional activities and/or advertising, insurance and real estate taxes. The leases expire at various dates through 2009. The Company renegotiated lease terms on eight stores in 1997, three leases of which were due to expire in 1998. The Company has several leases which contain fixed escalation clauses which are reflected in the financial statements over the life of each lease.

     For further information with respect to leased facilities, see Item 1, "Stores", Note 8 of the Notes to Consolidated Financial Statements and the tables below.

     The following table shows the number of leases for stores in operation as of February 28, 1998, which expire during the periods indicated.

                                             Number of
                                               Leases
                Fiscal Years Ending           Expiring
                -------------------          ---------

                Present - 2000.....              16
                2001 - 2003........              56
                2004 - 2006........              80
                2007 - 2009........              17
                                             ---------
                                                169
                                             =========

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

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

     The Company's executive officers are as follows:

  Name                 Age      Position
  ----                 ---      --------

  Andrew Saul          51       Chairman of the Board and Director

  Roy Smith            59       Executive Vice President/
                                Director of Store Operations and Director

  Thomas Reinckens     44       Executive Vice President/Chief Financial
                                Officer and Director

  Mae Soo Hoo          43       Executive Vice President/General
                                Merchandise Manager and Director

  Barry Schwartz       51       Vice President/
                                Regional Sales Manager


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

     Barry Schwartz joined the Company in March 1997, as a Vice President of Sales Operations and as Regional Sales Manager; from July 1992 to October 1994, Mr., Schwartz was President of Guess Inc.'s, outlet division and from February 1995 to February 1997, he was President of Chorus Line Inc.'s retail division.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 27, 1997.



                                 PART II
                                 -------


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

    (a) The principal market in which the Company's Common Stock is being traded is the NASDAQ National Market System. The stock symbol is CACH. The price range of the high and low bid information for the Company's Common Stock during 1997 and 1996, by fiscal quarters, are as follows:



                          Fiscal 1997              Fiscal 1996
                          -----------              -----------
Fiscal Period            High      Low            High      Low
-------------            ----      ---            ----      ---

First Quarter          $ 5.00     $ 3.13        $ 5.00     $ 2.50

Second Quarter         $ 3.94     $ 3.00        $ 7.00     $ 3.25

Third Quarter          $ 3.63     $ 3.00        $ 4.00     $ 3.00

Fourth Quarter         $ 4.13     $ 2.94        $ 4.50     $ 3.25



     Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

    (b) As of February 28, 1998, there were approximately 700 holders of record of the Company's Common Stock.

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



                                                            CACHE, INC. AND SUBSIDIARIES
                                                     STORE DATA AND OPERATING RESULTS

                                                                   FISCAL YEAR ENDED     (1)

                                         ---------------------------------------------------------------
                                         DECEMBER 27, DECEMBER 28,DECEMBER 30, DECEMBER 31,   JANUARY 1,
                                             1997         1996        1995         1994         1994
                                         ---------------------------------------------------------------
                                                      (in thousands, except store and per share data)
STORE DATA:
-----------

   # OPEN AT END OF PERIOD                       169          161         152          130          111

   # OPEN AT BEGINNING OF PERIOD                 161          152         130          111           93

   # OPENED DURING PERIOD                          8           14          24           22           18

   # CLOSED DURING PERIOD                         --            5           2            3           --

    AVERAGE SALES PER SQUARE  FOOT (3)       $397.00      $401.00     $412.00      $431.00      $428.00

    COMPARABLE STORE SALES INCREASE (4)           1%         FLAT          1%           6%           6%

OPERATING RESULTS:
------------------

    NET SALES                               $135,791     $128,986    $120,567     $104,714      $86,624
                                            ------------------------------------------------------------

    GROSS INCOME                              46,599       43,301      40,343       36,273       30,481

    STORE OPERATING, GENERAL AND
        ADMINISTRATIVE EXPENSES               42,417       39,778      36,803       30,553       26,472
                                            ------------------------------------------------------------

    OPERATING INCOME                           4,182        3,523       3,540        5,720        4,009

    OTHER INCOME (LOSS)                           42            7          56          (66)           1
    INTEREST EXPENSE                            (214)        (383)       (564)        (273)        (354)
                                            ------------------------------------------------------------
    INCOME BEFORE INCOME TAXES,
        AND CUMULATIVE EFFECT OF
        ACCOUNTING PRINCIPLE CHANGE            4,010        3,147       3,032        5,381        3,656

    INCOME TAX PROVISION (BENEFIT)             1,645        1,181       1,120          568         (155)
                                            ------------------------------------------------------------
    INCOME BEFORE CUMULATIVE EFFECT
        OF ACCOUNTING PRINCIPLE CHANGE         2,365        1,966       1,912        4,813        3,811

    CUMULATIVE EFFECT  OF
        ACCOUNTING PRINCIPLE CHANGE               --           --          --           --        1,117
                                            ------------------------------------------------------------
    NET INCOME                                $2,365       $1,966      $1,912       $4,813       $4,928
                                            ============================================================
EARNINGS  PER  SHARE:
---------------------
    INCOME BEFORE CUMULATIVE EFFECT
        OF ACCOUNTING PRINCIPLE CHANGE         $0.26        $0.22       $0.21        $0.53        $0.42


    CUMULATIVE EFFECT  OF
        ACCOUNTING PRINCIPLE CHANGE               --           --          --           --        $0.13
                                            ------------------------------------------------------------
    BASIC AND DILUTED EARNINGS PER SHARE       $0.26        $0.22       $0.21        $0.53        $0.55
                                            ============================================================
    CASH DIVIDENDS                                --           --          --           --           --


    WEIGHTED AVERAGE SHARES OUTSTANDING (2)    9,103        9,107       9,127        8,793        8,771





        (Footnotes for preceding page)
        ------------------------------

        (1) - Results for all periods presented include 52 weeks.

        (2) - Weighted average shares for the Fiscal years ended
December 27, 1997, December 28, 1996, December 30,1995, December 31, 1994 and January 1, 1994, include 12,000; 16,000; 36,000; 444,000; and 732,000;
shares, respectively, due to the potential exercise of outstanding stock options that were outstanding and exercisable in Fiscal 1997, 1996, 1995, 1994 and 1993, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". All E.P.S. calculation reflect the one-for-four stock split for Common Stock on September 15, 1993. See Note 1 of the Notes to Consolidated Financial Statements.

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



                                                            CACHE, INC. AND SUBSIDIARIES
                                                                    BALANCE SHEET DATA


                                                                   FISCAL YEAR ENDED

                                         --------------------------------------------------------------
                                         DECEMBER 27, DECEMBER 28, DECEMBER 30, DECEMBER 31, JANUARY 1,
                                            1997          1996        1995         1994        1994
                                         --------------------------------------------------------------
                                                  (in thousands, except ratios and per share data)

         CURRENT ASSETS                      $26,682     $23,110     $20,381      $19,581      $13,665


         CURRENT LIABILITIES                  15,700      14,906      13,014       12,837        9,993


         WORKING CAPITAL                      10,982       8,204       7,367        6,744        3,672


         TOTAL ASSETS                         43,508      40,610      38,047       34,770       25,851


         TOTAL LONG TERM DEBT                  2,000       2,000       3,300        3,650        2,000


         STOCKHOLDERS' EQUITY                 23,961      21,596      19,630       16,430       12,175


         RATIO OF CURRENT ASSETS TO
             CURRENT LIABILITIES            1.70 : 1    1.55 : 1    1.57 : 1     1.53 : 1     1.37 : 1

         INVENTORY TURNOVER RATIO           4.92 : 1    5.07 : 1    5.22 : 1     5.44 : 1     6.34 : 1

         CAPITAL EXPENDITURES                  3,418       3,427       5,722        5,541        3,790

         DEPRECIATION AND AMORTIZATION         3,898       3,503       3,090        2,457        1,995

         DEBT TO EQUITY RATIO                .08 : 1     .09 : 1     .17 : 1      .22 : 1      .16 : 1

         BOOK VALUE PER SHARE                  $2.64       $2.38       $2.16        $1.81        $1.17








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


Liquidity and Capital Resources
-------------------------------

     The Company's primary need for capital is to finance new store merchandise inventories, as well as the construction of new stores. During 1997, 1996 and 1995, the Company expended approximately $3,418,000, $3,427,000 and $5,722,000, respectively, for new store construction, store renovation and equipment additions. During 1997, the Company generated $7,274,000 in cash from operating activities. The 1997 expansion included fixed asset additions of approximately $1,129,000 for 8 new stores, $715,000 for remodeling existing Cache stores and $1,574,000 for home office computer improvements and equipment additions. Approximately $900,000 of the amount above was spent for floorset fixtures and signage, to highlight a new sportswear separates area in all stores. This was funded primarily by operating cash flows. The Company expects to open approximately 5 to 10 stores in 1998. The Company estimates that the total capital expenditures for new stores to be opened in 1998 and remodeling of certain existing stores will be approximately $3,000,000. The Company also estimates that the average cost for initial store inventory investment at new stores ranges between $70,000 and $110,000 per store depending upon the store size and when it is opened. The capital expenditure amount includes estimated expenditures for leasehold improvements and fixtures, after landlord allowances.

     Inventories increased $209,000, principally due to the expansion of 8 new stores in Fiscal 1997. Property and equipment increased $3,418,000 primarily due to the expansion of 8 new stores in Fiscal 1997 and the renovation of 3 existing stores.

     The Company's current Revolving Credit Facility may be used for either working capital or for letters of credit and will expire on January 31, 2000. Pursuant to the Revolving Credit Facility, $12,000,000 is available from August 26, 1996 until expiration at January 31, 2000. The amounts outstanding thereunder bear interest at a maximum per annum rate of .50% above the bank's prime interest rate. The agreement contains selected covenants including covenants to maintain a minimum current ratio, a maximum debt to equity and total equity ratio, a maximum capital expenditure covenant, a minimum earnings to bank interest coverage ratio and certain restrictions on the payment of principal amounts to related parties. The agreement prohibits the payment of any dividends on the Company's Common Stock. Effective upon the occurrence of an "event of default" under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. At December 27, 1997 and at December 28, 1996, there was no amount outstanding on the line; in addition, the Company had no letters of credit outstanding pursuant to the Revolving Credit Facility.

     The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Company presently believes that, with modifications to existing software and converting to new software, where necessary, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted.

     Management believes that the Company's internally generated cash flows will be sufficient to meet anticipated requirements for operations and planned expansion during 1998.


Results of Operations
---------------------

     Results for Fiscal 1997, 1996 and 1995 include fifty-two weeks.

     For the fifty-two weeks ended December 27, 1997, the increase of 8 stores in 1997, and lower interest expense caused an increase in net income in 1997 as compared to Fiscal 1996. The Company's efforts to limit general and administrative expense growth resulted in a reduction of general and administrative expenses as a percentage of sales in Fiscal 1997 and 1996 as compared to Fiscal 1995. Comparable store sales (sales for stores open at least one year or more), increased 1% in Fiscal 1997, were flat in Fiscal 1996 and increased 1% in Fiscal 1995.

     Over the last several years, the Company has begun to experience and expects to continue to experience quarterly fluctuations in net sales and net income. The Company typically experiences higher net sales and net income in the second and fourth quarters than in the first and third quarters. The Company's quarterly results of operations may also fluctuate as a result of a variety of factors, including the timing of new store openings and the net sales contributed by new stores, merchandise mix and the timing and level of markdowns. See Note 11 to the Company's consolidated financial statements on page I-17, which sets forth certain unaudited results of operations for the Company's eight fiscal quarters ended December 27, 1997.

     Certain financial data for Fiscal years 1997, 1996 and 1995 expressed as a percentage of net sales are as follows:


                                   As a Percentage of Net Sales
                                   ----------------------------
                                    Fiscal    Fiscal    Fiscal
                                     1997      1996      1995
                                   -------   -------   --------
Net sales                           100.0%    100.0%    100.0%
Gross income                         34.3%     33.6%     33.5%
Store operating expenses             26.3%     26.0%     25.2%
General and administrative,
  and interest expenses               5.1%      5.2%      5.8%
Operating income                      3.0%      2.4%      2.5%



NET SALES. Net sales in Fiscal 1997 increased 5.3% over net sales in Fiscal 1996. The increase was due to comparable store sales (sales for stores open at least one year or more) increases of 1.0% at existing stores, sales from the Company's 8 new stores and the full year sales impact of the 14 stores which were opened in 1996.

     Net sales in Fiscal 1996 increased 7.0% over net sales in Fiscal 1995. The increase was primarily due to sales from the Company's 14 new stores and the full year sales impact for the 24 stores which were opened in 1995. Comparable store sales were flat in Fiscal 1996 and increased 1% in Fiscal 1995, as compared to Fiscal 1994.

GROSS INCOME. Gross income in Fiscal 1997 increased $3,298,000 as compared to Fiscal 1996. The increase was primarily due to the sales increase in Fiscal 1997. The increase in gross income was partially offset by an increase in occupancy expenses from $16,574,000 in 1996 to $17,474,000 in 1997, due to the 8 new stores opened during 1997 and the full year impact of occupancy expenses for the 14 stores opened in 1996. In Fiscal 1997, gross income as a percentage of net sales increased by 0.7% from 1996 (34.3% versus 33.6%). The increase was due primarily to lower markdowns as a percent of sales, as well as improved initial mark-up.

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


STORE OPERATING EXPENSES. Actual store operating expenses in Fiscal 1997 increased $2,198,000 (6.6%) from 1996 amounts. The increase was due principally to higher salaries, bonuses and commissions ($1,080,000), primarily due to the increase in the average number of stores open in Fiscal 1997 versus 1996. During Fiscal 1997 the Company had, on average,
9.9 additional stores in operation as compared to 1996, a 6.4% increase. Other store operating expenses that increased in Fiscal 1997 included depreciation ($387,000), licenses and taxes ($207,000), payroll taxes
($170,000)and insurance ($220,000).   As a percentage of sales, total store
operating expenses increased 0.3% in Fiscal 1997, as compared to 1996, (26.3% versus 26.0%).

     In Fiscal 1996, actual store operating expenses increased by $3,113,000 (10.2%) from 1995 amounts. The increase was primarily due to higher salaries, bonuses and commissions ($1,736,000), a direct result of the increase in sales and new stores opened during 1996, and increases in bank credit card processing fees ($110,000), payroll taxes ($112,000), licenses and taxes ($259,000) and freight ($290,000), all primarily due to the new stores and the full year impact of new stores added in 1995. During Fiscal 1996, the Company opened 14 stores which had the effect of adding, on average, 7.0 stores in operation as compared to 1995, a 4.6% increase. As a percentage of sales, store operating expenses increased 0.8% in 1996 versus 1995 (26.0% versus 25.2%). The increase was primarily due to lower sales at new and existing stores.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $441,000 (7.0%) in Fiscal 1997 over 1996 results. The increase was primarily due to higher payroll and payroll taxes ($423,000), and was partially offset by reductions primarily in travel, and office supply expenses. As a percentage of sales, general and administrative expenses were a constant 4.9%, as compared to Fiscal in 1996.

     General and administrative expenses decreased $138,000 (2.2%) in Fiscal 1996 from 1995 amounts. The decrease was primarily due to lower payroll, travel, and group insurance expenses in 1996. As a percentage of sales, general and administrative expenses decreased to 4.9%, from 5.3% in 1995.


INTEREST EXPENSE. Interest expense decreased by $169,000 or 44.1% in Fiscal 1997, as compared to 1996. The decrease was primarily due to lower average borrowing levels in Fiscal 1997, as compared to Fiscal 1996.

     Interest expense decreased $181,000 or 32.1% in Fiscal 1996 as compared to 1995. The decrease was due to lower average borrowing levels during 1996, as well as, lower interest rates experienced in 1996.


INTEREST AND OTHER INCOME. Interest income increased to $32,000 in Fiscal 1997 as compared to $7,000 in Fiscal 1996. The increase is primarily due to improved cash flows in Fiscal 1997 and repayment of the bank line of credit.


Income Taxes
------------

     In Fiscal 1997, the Company provided $1,645,000 for income taxes, which consisted of $1,401,000 for federal income taxes and $244,000 for state income taxes. The effective tax rate in Fiscal 1997 was 41.0% and taxable income in Fiscal 1997 was approximately $3,500,000. The increase in the effective tax rate in Fiscal 1997 over Fiscal 1996 is primarily due to the turnaround of timing differences.

     During Fiscal 1996, the Company provided $1,181,000 for income taxes, which consisted of $850,000 for federal income taxes and $331,000 for state income taxes. The effective tax rate in Fiscal 1996 was 37.5% and taxable income in Fiscal 1996 was approximately $2,622,000.

     In Fiscal 1995, the Company provided $1,120,000 for income taxes which consisted of $898,000 for federal income taxes and $222,000 for state income taxes. During 1995, the Company accrued alternative minimum taxes of approximately $63,000 for federal income taxes. The effective tax rate in Fiscal 1995 was 36.9% and taxable income in Fiscal 1995 was approximately $3,250,000. In addition, the Company reversed $1,831,000 of valuation allowances in 1995 based upon utilization of net operating loss carryforwards realized in 1994 and 1995. A total of $1,288,000 of the valuation allowance reversals are included in additional paid-in capital, related to stock option exercises in 1994 and prior. As a result of the Company's continued operating profitability, which gave them further assurance that the deferred tax asset will be realized, the Company eliminated the valuation allowance in 1995.


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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's selected quarterly financial data is incorporated herein by reference to Note 11 to the Company's consolidated financial statements on page I-17. The Company's consolidated financial statements and financial statement schedules and the report of independent public accountants are listed at Item 14 of this Report and are included in this Form 10-K on pages I-1 through I-17.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III
                                 --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) to Form 10-K, the information called for by this Item 10 (except for the information with respect to the Company's executive officers, which information appears in Part I of this Form 10-K) is incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3) to Form 10-K, the information called for by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3) to Form 10-K, the information called for by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3) to Form 10-K, the information called for by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

           10.2 1993 Stock Option Plan of the Company (3, Exhibit A thereof) (7)

           10.3 1994 Stock Option Plan of the Company (5, Exhibit 10.3 thereof) (7)

           10.4 Form of Option Agreement relating to Options issued under the 1994 Stock Option Plan (5, Exhibit 10.4 thereof)(7)

           10.5 Second Amended and Restated Revolving Credit Agreement (the "Credit Agreement") dated as of August 26, 1996, between Fleet Bank, N.A. (successor in interest to National Westminster Bank, New Jersey) and the Company
                    (6)

           10.6 Security Agreement, dated as of August 26, 1996, between the Company and Fleet Bank, N. A. (6)

           10.7 Amended and Restated Intercreditor and Subordination Agreement, dated as of August 26, 1996, among the Company, Joseph Saul and Fleet Bank, N.A. (6)

            10.8 Guaranty, dated as of August 26, 1996, from the Company's subsidiaries for the benefit of Fleet Bank, N.A. (6)

            10.9 Unsecured $1,750,000 Promissory Note of the Company, dated December 14, 1993, in favor of Joseph Saul
                    (4, Exhibit 10.13 thereof)

            10.10 Unsecured $250,000 Promissory Note of the Company, dated December 14, 1993, in favor of Joseph Saul (4, Exhibit 10.14 thereof)

            10.11 Form of Promissory Note made by each of Michael Warner, Roy Smith, Thomas Reinckens and Karen
                    Hubchik to the order of the Company, in an amount equal to $600,000, $170,000, $80,000 and
                    $63,000, respectively, (5, Exhibit 10.14 thereof), (7)

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

     (2) Incorporated by reference to the Company's Current Report on Form 8-K dated September 15, 1993.

     (3) Incorporated by Reference to the Company's Definitive Proxy Statement for its 1993 Annual Meeting of Shareholders.

     (4) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

     (5) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (6) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     (7) Exhibits 10.2 through 10.4 and 10.11 are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K.

     (8) A Stockholder may obtain a copy of any of the exhibits included in the Annual Report on Form 10-K upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, by written request to CACHE, INC., at 1460 Broadway, 15th Floor, New York, New York 10036 Attention: E.V.P., Chief Financial Officer.

     (b)  Reports on Form 8-K

          None

                              Signatures
                              ----------


     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 18, 1998              CACHE, INC.
                                 (Registrant)


                               By /s/ Thomas E. Reinckens
                               ------------------------------------
                                      THOMAS E. REINCKENS
                                      Executive Vice President and
                                      On behalf of Cache, Inc.
                                      and in his capacity as
                                      Chief Financial Officer
                                     (Principal Financial and
                                      Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                    Title                      Date

/s/ Andrew M. Saul           Chairman of the Board;     March 18, 1998
------------------
    ANDREW M. SAUL           Director
                             (Principal Executive
                             Officer)

/s/ Thomas E. Reinckens      Executive Vice President,  March 18, 1998
-----------------------
    THOMAS E. REINCKENS      Director (Principal Financial Officer)

/s/ Roy C. Smith             Executive Vice President,  March 18, 1998
----------------
    ROY C. SMITH             Director

/s/ Mae Soo Hoo              Executive Vice President,  March 18, 1998
---------------
    MAE SOO HOO              Director

/s/ Joseph E. Saul           Director                   March 18, 1998
------------------
    JOSEPH E. SAUL

/s/ Morton J. Schrader       Director                   March 18, 1998
----------------------
    MORTON J. SCHRADER

/s/ Mark E. Goldberg         Director                   March 18, 1998
--------------------
    MARK E. GOLDBERG

                       CACHE, INC. AND SUBSIDIARIES


                    CONSOLIDATED FINANCIAL STATEMENTS


                  FISCAL YEARS ENDED DECEMBER 27, 1997,


                            DECEMBER 28, 1996,


                                   AND


                            DECEMBER 30, 1995

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

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Cache, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Cache, Inc. (a Florida corporation)and subsidiaries as of December 27, 1997 and December 28, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years ended December 27, 1997. These financial statements and the information included in Note 11 referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and information included in Note 11 based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cache, Inc. and subsidiaries as of December 27, 1997 and December 28, 1996, and the results of their operations and their cash flows for each of the three fiscal years ended December 27, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information included in Note 11 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This information included in Note 11 has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



New York, New York
February 6, 1998                             /s/ Arthur Andersen LLP

                                            CACHE, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                      DECEMBER 27, 1997 AND DECEMBER 28, 1996




     A S S E T S

                                                                      December 27,       December 28,
                                                                          1997               1996
                                                                     -------------      -------------
     CURRENT ASSETS
             Cash and equivalents  (Note 1)                          $   5,892,000      $   2,160,000
             Receivables   (Note 2 )                                     1,573,000          1,378,000
             Notes receivable from related parties  (Note 6 )              250,000            250,000
             Inventories                                                18,219,000         18,010,000
             Deferred income taxes and other assets (Note 9)               220,000            770,000
             Prepaid expenses                                              528,000            542,000
                                                                     -------------      -------------
                         Total Current Assets                           26,682,000         23,110,000


     PROPERTY AND EQUIPMENT   (Note 3)                                  15,869,000         16,385,000

     OTHER ASSETS                                                          211,000            198,000
     DEFERRED INCOME TAXES (Note 9)                                        746,000            917,000
                                                                     -------------      -------------
                                                                     $  43,508,000      $  40,610,000
                                                                     =============      =============

     L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y


     CURRENT LIABILITIES
             Accounts payable                                        $  10,737,000      $  10,875,000
             Income taxes payable   (Note 9)                               359,000            ---
             Accrued compensation                                          742,000            721,000
             Accrued liabilities   (Note 4 )                             3,862,000          3,310,000
                                                                     -------------      -------------
                         Total Current Liabilities                      15,700,000         14,906,000
                                                                     -------------      -------------

     SUBORDINATED INDEBTEDNESS TO RELATED
        PARTY   (Note 6 )                                                2,000,000          2,000,000
     OTHER LIABILITIES   (Note 7 )                                       1,847,000          2,108,000

     COMMITMENTS AND CONTINGENCIES   (Note 8 )


     STOCKHOLDERS' EQUITY
            Common stock, par value $.01; authorized, 20,000,000
              shares issued and outstanding 9,091,338 shares at
              December 27, 1997 and December 28, 1996 (Note 10)             91,000             91,000
            Additional paid-in capital                                  19,564,000         19,564,000
            Retained earnings                                            4,306,000          1,941,000
                                                                     -------------      -------------
                         Total Stockholders' Equity                     23,961,000         21,596,000
                                                                     -------------      -------------
                                                                     $  43,508,000      $  40,610,000
                                                                     =============      =============

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                         CACHE, INC. AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995



                                                                      DECEMBER 27,       DECEMBER 28,      DECEMBER 30,
                                                                          1997               1996              1995
                                                                     -------------      -------------     -------------
     NET SALES                                                       $ 135,791,000      $ 128,986,000     $ 120,567,000

     COST OF SALES, including occupancy and
         buying costs (Note 8)                                          89,192,000         85,685,000        80,224,000
                                                                     -------------      -------------     -------------

     GROSS INCOME                                                       46,599,000         43,301,000        40,343,000
                                                                     -------------      -------------     -------------
     EXPENSES
         Store operating                                                35,710,000         33,512,000        30,399,000
         General and administrative                                      6,707,000          6,266,000         6,404,000
         Interest                                                           74,000            243,000           424,000
         Interest to related party                                         140,000            140,000           140,000
                                                                     -------------      -------------     -------------
               TOTAL EXPENSES                                           42,631,000         40,161,000        37,367,000
                                                                     -------------      -------------     -------------
     OTHER INCOME
         Interest  income                                                   32,000              7,000            73,000
         Miscellaneous                                                      10,000            ---               (17,000)
                                                                     -------------      -------------     -------------
               TOTAL OTHER INCOME                                           42,000              7,000            56,000
                                                                     -------------      -------------     -------------
     INCOME BEFORE INCOME TAXES                                          4,010,000          3,147,000         3,032,000

     INCOME TAX PROVISION (NOTE 9)                                       1,645,000          1,181,000         1,120,000
                                                                     -------------      -------------     -------------
     NET INCOME                                                      $   2,365,000      $   1,966,000     $   1,912,000
                                                                     =============      =============     =============



     BASIC AND DILUTED EARNINGS PER SHARE                                    $ .26              $ .22             $ .21
                                                                     =============      =============     =============

     WEIGHTED AVERAGE SHARES OUTSTANDING                                 9,103,000          9,107,000         9,127,000
                                                                     =============      =============     =============
















     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                          I-5


                                            CACHE, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995


                                                                ADDITIONAL       RETAINED
                                                  COMMON          PAID-IN        EARNINGS
                                                   STOCK          CAPITAL        (DEFICIT)         TOTAL
                                              -------------   -------------   -------------   -------------
     BALANCE DECEMBER 31, 1994                $      91,000   $  18,276,000   $  (1,937,000)  $  16,430,000
     -------------------------
       Income tax benefit - stock options             ---         1,288,000           ---         1,288,000

       Net Income                                     ---             ---         1,912,000       1,912,000
                                              -------------   -------------   -------------   -------------

     BALANCE DECEMBER 30, 1995                       91,000      19,564,000         (25,000)     19,630,000
     -------------------------                -------------   -------------   -------------   -------------
       Net Income                                     ---             ---         1,966,000       1,966,000

                                              -------------   -------------   -------------   -------------
     BALANCE DECEMBER 28, 1996                       91,000      19,564,000       1,941,000      21,596,000
     -------------------------                -------------   -------------   -------------   -------------

       Net Income                                     ---             ---         2,365,000       2,365,000

                                              -------------   -------------   -------------   -------------
     BALANCE DECEMBER 27, 1997                $      91,000   $  19,564,000   $   4,306,000   $  23,961,000
     -------------------------                =============   =============   =============   =============





































     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                  CACHE, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996, AND DECEMBER 30, 1995



                                                                      DECEMBER 27,       DECEMBER 28,      DECEMBER 30,
                                                                          1997               1996              1995

                                                                     -------------      -------------     -------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     -------------------------------------

     Net income                                                      $   2,365,000      $   1,966,000     $   1,912,000
     Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation and amortization                                 3,898,000          3,503,000         3,090,000
           Deferred taxes                                                  713,000            597,000           681,000
           Accrual of future rent escalations (reductions)                 (51,000)           231,000           202,000

     Change in assets and liabilities:
          Decrease (increase) in receivables                              (195,000)            39,000           150,000
          Increase in inventories                                         (209,000)        (2,207,000)         (868,000)
          Decrease (increase)  in prepaid expenses                          22,000             47,000            (6,000)
          Increase (decrease) in accounts payable                         (138,000)         1,499,000            43,000
          Increase  in income taxes payable                                359,000            ---               ---
          Increase  in accrued liabilities and accrued compensation        510,000            181,000           134,000
                                                                     -------------      -------------     -------------
             Net cash provided by operating activities                   7,274,000          5,856,000         5,338,000
                                                                     -------------      -------------     -------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
     -------------------------------------
        Decrease in notes receivable from related parties                  ---                ---               663,000
        Proceeds from property and equipment disposals                      41,000            122,000           233,000
        Payments for property and equipment                             (3,418,000)        (3,427,000)       (5,722,000)
                                                                     -------------      -------------     -------------
            Net cash used in investing activities                       (3,377,000)        (3,305,000)       (4,826,000)
                                                                     -------------      -------------     -------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
     -------------------------------------
        Proceeds from long-term bank debt                               27,150,000         50,600,000        49,550,000
        Repayment  of long-term bank debt                              (27,150,000)       (51,900,000)      (49,900,000)
        Other, net                                                        (165,000)          (116,000)           49,000
                                                                     -------------      -------------     -------------
             Net cash used in financing activities                        (165,000)        (1,416,000)         (301,000)
                                                                     -------------      -------------     -------------
     Net increase  in cash and equivalents                               3,732,000          1,135,000           211,000
     Cash and equivalents at beginning of period                         2,160,000          1,025,000           814,000
                                                                     -------------      -------------     -------------
     Cash and equivalents at end of period                           $   5,892,000      $   2,160,000     $   1,025,000
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

                       CACHE, INC. AND SUBSIDIARIES
                       ----------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
--------

     Cache, Inc. and subsidiaries (the "Company") owns and operates a chain of women's apparel specialty stores, all of which are operated under the trade name "Cache". The Company specializes in the sale of high fashion women's apparel and accessories in the better to expensive price range.

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

Fiscal Reporting Period
-----------------------

     The Company reports its annual results of operations based on fiscal periods comprised of 52 or 53 weeks, which is in accordance with industry practice. Results for fiscal 1997, 1996 and 1995 all include 52 weeks.

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

Property and Equipment
----------------------

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets which range from 3 to 10 years. For income tax purposes, accelerated methods are generally used. Leasehold improvements are amortized over the shorter of their useful life or lease term. In accordance with Statement of Financial Accounting Standards ("SFAS")No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," the Company continually evaluates, based upon income and/or cash flow projections, whether events and circumstances have occurred that indicate that the remaining balances of the property and equipment may not be recoverable.

Income Taxes
------------

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse.

Effect of Recent Accounting Pronouncements
------------------------------------------

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed on the weighted average number of shares actually outstanding during the year. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock options and warrants into common stock using the treasury stock method. SFAS No. 128 is effective for the current fiscal year end, and was adopted by the Company.

     The stock options issued on December 10, 1997 and October 28, 1995 were included in the computation of diluted EPS and resulted in 12,000, 16,000 and 36,000 shares for 1997, 1996 and 1995, respectively, included in weighted average shares outstanding, in accordance with SFAS No. 128. All options were still outstanding at December 27, 1997.

     In July 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997 with earlier application permitted. The Company believes that the impact of adoption of this statement will not have a significant effect on the Company's financial position and results of operations.


Income Per Share
----------------

     Income per share is based on the weighted average number of common shares and common share equivalents outstanding for the years presented.


Consolidated Statements of Cash Flows
-------------------------------------

     The Company paid interest of $206,000,$398,000 and $563,000 in Fiscal 1997, 1996 and 1995, respectively. During Fiscal 1997, 1996 and 1995, the Company paid $565,000,$584,000 and $506,000 in income taxes, respectively.

Reclassification
----------------

     Certain amounts reflected in Fiscal 1995 and Fiscal 1996 financial statements have been reclassified to conform with the presentation of similar items in Fiscal 1997.


NOTE 2.  RECEIVABLES
                                            Fiscal           Fiscal
                                             1997             1996
                                         -----------      -----------
     Construction  Allowances            $   334,000      $   490,000
     Third Party Credit Card               1,099,000          780,000
     Other                                   140,000          108,000
                                         -----------      -----------
                                         $ 1,573,000      $ 1,378,000
                                         ===========      ===========


NOTE 3.  PROPERTY AND EQUIPMENT
                                            Fiscal           Fiscal
                                             1997             1996
                                         -----------      -----------
     Leasehold improvements              $16,242,000      $16,271,000
     Furniture, fixtures and
      equipment                           18,335,000       15,706,000
                                         -----------      -----------
                                          34,577,000       31,977,000
     Less: accumulated depreciation
      and amortization                    18,708,000       15,592,000
                                         -----------      -----------
                                         $15,869,000      $16,385,000
                                         ===========      ===========

     Store operating and general and administrative expenses include depreciation and amortization of $3,898,000 in Fiscal 1997, $3,503,000 in Fiscal 1996 and $3,090,000 in Fiscal 1995.

NOTE 4.  ACCRUED LIABILITIES
                                            Fiscal           Fiscal
                                             1997             1996
                                         -----------      -----------

     Operating expenses                  $ 1,119,000      $   803,000
     Taxes, other than income taxes        1,141,000        1,121,000
     Leasehold additions                     160,000          107,000
     Other customer deposits               1,442,000        1,279,000
                                         -----------      -----------
                                         $ 3,862,000      $ 3,310,000
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

     There was no outstanding balance on the line of credit at December 27, 1997 and December 28, 1996, respectively. In addition, there were no outstanding letters of credit, pursuant to the Revolving Credit Facility, at December 27, 1997 and December 28, 1996. Loans outstanding under the line of credit during Fiscal 1997 bore interest at a weighted average interest rate of 7.87% per annum. The related party debt is subordinated to the bank debt and repayment is subject to terms of the Amended Revolving Credit Facility.


NOTE 6.  INDEBTEDNESS TO/FROM RELATED PARTIES

     As of December 27, 1997 and December 28, 1996 the Company had outstanding, (i) a $250,000 long-term loan from a major stockholder bearing interest payable quarterly, with principal due upon demand at any time after January 31, 2000; and (ii) a $1,750,000 loan made by the same stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 2000. Both notes bear interest at 7% per annum. The Company may make loan repayments of $1,000,000 each on December 31, 1997 and December 31, 1998, subject to the Tangible Net Worth covenant contained in the Amended Revolving Credit Facility.

     In December 1994, the Company loaned a total of $913,000 to several executive officers of the Company. The loans, which are payable upon demand, are evidenced by secured promissory notes, which bear interest at the rate of 9% per annum. In September 1995, two officers repaid a total of $663,000 to the Company, while $250,000 was outstanding at December 27, 1997 and December 28, 1996.


NOTE 7.  OTHER LIABILITIES

     Other liabilities primarily consist of accruals of future rent escalations.


NOTE 8.  COMMITMENTS AND CONTINGENCIES

Leases
------

     At December 27, 1997, the Company was obligated under operating leases for various store locations expiring at various times through 2009. The terms of the leases generally provide for the payment of minimum annual rentals, contingent rentals based on a percentage of sales in excess of a stipulated amount, and a portion of real estate taxes, insurance and common area maintenance.

     Store rental expense related to these leases, included in cost of sales, consisted of the following:

                              Fiscal          Fiscal          Fiscal
                               1997            1996            1995
                           -----------     -----------     -----------

Minimum rentals            $12,465,000     $11,940,000     $10,821,000
Contingent rentals           4,678,000       4,313,000       3,920,000
                           -----------     -----------     -----------
                           $17,143,000     $16,253,000     $14,741,000
                           ===========     ===========     ===========

     Future minimum payments under non-cancelable operating leases consisted of the following at December 27, 1997:

     1998                                 $ 13,529,000
     1999                                   13,227,000
     2000                                   12,681,000
     2001                                   11,616,000
     2002                                    9,867,000
     Thereafter                             22,280,000
                                          ------------
Total future minimum lease payments:      $ 83,200,000
                                          ============

Contingencies
-------------

     The Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters is not presently expected to have a material adverse effect upon the Company's financial position and results of operations.


NOTE 9.  INCOME TAXES

     The provision for income taxes includes:


                                 Fiscal         Fiscal         Fiscal
                                  1997           1996           1995
                                 ------         ------         ------
Current:

 Federal                      $1,289,000     $  433,000     $   63,000
 State                           223,000        231,000        222,000
                              ----------     ----------     ----------
                               1,512,000        664,000        285,000
                              ----------     ----------     ----------
Deferred:

 Federal                         112,000        417,000        835,000
 State                            21,000        100,000         ---
                              ----------     ----------     ----------
                                 133,000        517,000        835,000
                              ----------     ----------     ----------
Provisions for income
  taxes                       $1,645,000     $1,181,000     $1,120,000
                              ==========     ==========     ==========


     The Company's effective tax rate, as a percent of income before income taxes differs from the statutory federal tax rates as follows:


                                         Fiscal     Fiscal     Fiscal
                                          1997       1996       1995
                                         ------     ------     ------
     Statutory federal tax rate           34.0%      34.0%      34.0%
     State and local income taxes,
      net of federal tax benefit           7.0%       7.0%       4.8%
     Other                                 ---      ( 3.5%)    ( 1.9%)
                                         ------     ------     ------
                                          41.0%      37.5%      36.9%
                                         ======     ======     ======



     The Company had available at December 26, 1996 approximately $351,000 of alternative minimum tax credit carryforwards for tax reporting purposes, as well as an investment tax credit carryforward of approximately $19,000. The Company believes these credits will be utilized in Fiscal 1997.

     At December 27, 1997, the Company's deferred tax assets were $966,000. The major components of the Company's net deferred taxes at December 27, 1997 and December 28, 1996 are as follows:

                                                  December 27, December 28,
                                                     1997        1996
                                                  ------------ ------------
Net operating loss carryforwards ("NOL'S"),
 investment tax credit and alternative minimum
 tax carryforwards..............................  $   92,000   $  692,000
Deferred rent...................................     853,000      852,000
Other...........................................      21,000      135,000
                                                  -----------  ------------
                                                  $  966,000   $1,679,000
                                                  ===========  ============



NOTE 10.  INCENTIVE STOCK OPTION PLAN

     The Company has a stock option plan which reserves shares of common stock for issuance to Company executives and key employees. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1995 and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro-forma amounts indicated below:

                                   Fiscal           Fiscal       Fiscal
                                    1997            1996          1995
                                 ----------      ----------    ----------

Net earnings - as reported       $2,365,000      $1,966,000    $1,912,000
Net earnings - pro-forma         $2,318,000      $1,921,000    $1,903,000
Earnings per share - as reported $     0.26      $      .22    $      .21
Earnings per share - pro-forma   $     0.25      $      .21    $      .21


     Since the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option grant is estimated on the date of grant using the Black - Scholes option pricing model, with the following weighted average assumptions used for grants in Fiscal 1997: expected volatility of 101.94%; risk free interest rate of 6.01%; there are no expected dividends; and expected lives of 5 years.

     The fair value of each option grant is estimated on the date of grant using the Black - Scholes option-pricing model, with the following weighted-average assumptions used for grants in Fiscal 1995: expected volatility of 131.01%; risk free interest rate of 6.32%; there are no expected dividends; and expected lives of 5 years.

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

     On January 24, 1997, the Company granted 50,000 incentive stock options to one officer, under the 1994 plan. The options were granted at an exercise price of $3.75, equal to the fair market value on that date. On December 10, 1997, the Company canceled 326,250 options. On that same date, the Company granted 326,250 options to the Company's executive officers, under the 1994 plan. All options were granted at an exercise price of $3.0625, equal to the fair market value on that date. Options granted totalling 245,918, are incentive stock options, while 80,332 options granted are non-qualified options. The remaining 123,750 shares have not been granted as of December 27, 1997.

     At December 27, 1997, options exercisable for an aggregate of 426,250 shares of Common Stock were outstanding under the 1994 plan. The following table summarizes stock option transactions for all plans for the three years ended December 27, 1997:
                                                             Weighted Average
                                                 Shares      Exercise Prices
                                                 ------      ----------------

Shares under option as of December 31, 1994      563,750             $4.25
                                                 -------
 Options granted in 1995                         150,000             $3.25
 Options cancelled in 1995                      (287,500)            $4.25
                                                 -------
Shares under option as of December 30, 1995      426,250             $3.90
                                                 -------
 Options granted in 1996                           ---
 Options cancelled in 1996                         ---
                                                 -------
Shares under option as of December 28, 1996      426,250             $3.90
                                                 -------
 Options granted in 1997                         376,250             $3.15
 Options cancelled in 1997                      (326,250)            $4.17
                                                 -------
Shares under option as of December 27, 1997      476,250             $3.12
                                                 =======

     Significant option groups outstanding at December 27, 1997 and related weighted average price and life information follows:

                    Options        Options        Exercise  Remaining
Grant Date          Outstanding    Exercisable    Price     Life (Years)
----------          -----------    -----------    --------  ------------

12/10/97            326,250        48,937         $3.06        10
10/13/95            150,000        22,500         $3.25         8


     Options totalling 276,250 granted in 1997 pursuant to the 1994 Incentive Option Plan become exercisable on December 31, 1998, subject to accelerated vesting in certain circumstances, expire on December 31, 2003 and have an exercise price of $3.06 per share, equal to the fair market value at the date of grant. However, the granted options may become exercisable earlier at the maximum rate of up to 25% per year for the year ended December 31, 1997, to the extent the Company's earnings plan for such fiscal year as previously approved by the Administrator, are achieved.

     Options totalling 50,000 granted in 1997 pursuant to the 1994 Incentive Option Plan become exercisable on January 31, 2002, subject to accelerated vesting in certain circumstances, expire on January 31, 2007 and have an exercise price of $3.06 per share, equal to the fair market value at the date of grant. However, the granted options may become exercisable earlier at the maximum rate of up to 25% per year for the four years ended December 31, 1997, 1998 1999 and 2000, to the extent the Company's earnings plan for such fiscal year as previously approved by the Administrator are achieved.

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

                                                            Options Which
                                                                Will
     Percentage of                                             Become
     Earnings Plan Achieved                                  Exercisable
     ----------------------                                  -----------

Greater than or equal to 90%..........................           25%
Greater than or equal to 75% but less than 90%........           20
Greater than or equal to 60% but less than 75%........           15
Less than 60%.........................................            0

            NOTE 11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                   ($000's omitted except per share amounts)


                                                                       First      Second       Third      Fourth
         Year ended December 27, 1997                                 Quarter     Quarter     Quarter     Quarter
         ----------------------------                                 -------------------------------------------
         Net sales                                                    $30,306     $34,111     $30,237     $41,137
                                                                      -------------------------------------------
         Gross income, less occupancy and buying costs                 10,262      12,214       9,647      14,476

         Income (loss) before income taxes                               (188)      1,363        (740)      3,575
         Income tax provision (benefit)                                   (77)        559        (303)      1,466
                                                                      -------------------------------------------
         Net income (loss)                                              ($111)       $804       ($437)     $2,109
                                                                      ===========================================

         Basic and diluted earnings per share                          ($0.01)      $0.09      ($0.05)      $0.23
                                                                      ===========================================


                                                                       First      Second       Third      Fourth
         Year ended December 28, 1996                                 Quarter     Quarter     Quarter     Quarter
         ----------------------------                                 -------------------------------------------
         Net sales                                                    $28,307     $32,722     $28,986     $38,971
                                                                      -------------------------------------------
         Gross income, less occupancy and buying costs                  9,768      11,219       8,456      13,858

         Income (loss) before income taxes                                133       1,311      (1,359)      3,062
         Income tax provision (benefit)                                    50         492        (510)      1,149
                                                                      -------------------------------------------
         Net income (loss)                                                $83        $819       ($849)     $1,913
                                                                      ===========================================

         Basic and diluted earnings per share                           $0.01       $0.09      ($0.09)      $0.21





                                           EXHIBIT   11.1


                                                       EXHIBIT 11.1
                            CALCULATION OF PRIMARY AND FULLY DILUTED EARNINGS PER COMMON SHARE




                                                                         FISCAL             FISCAL            FISCAL
     EARNINGS PER SHARE                                                   1997               1996              1995
     ------------------                                              -------------      -------------     -------------

     Net Income Applicable
          to Common Stockholders                                     $   2,365,000      $   1,966,000     $   1,912,000
                                                                     -------------      -------------     -------------

     BASIC EARNINGS PER SHARE
     ------------------------
     Weighted Average Number of
         Common Shares Outstanding                                       9,091,000          9,091,000         9,091,000

     Assuming Conversion of
          Outstanding Stock Options                                        ---                ---               ---

     Less Assumed Repurchase
          of Common Stock Pursuant
          to the Treasury Stock Method                                     ---                ---               ---
                                                                     -------------      -------------     -------------
     Weighted Average Number of
         Common Shares Outstanding
         As Adjusted                                                     9,091,000          9,091,000         9,091,000
                                                                     =============      =============     =============
     Basic Earnings Per Share                                                $0.26              $0.22             $0.21
                                                                     =============      =============     =============

     DILUTED EARNINGS PER SHARE
     --------------------------
     Weighted Average Number of
         Common Shares Outstanding                                       9,091,000          9,091,000         9,091,000

     Assuming Conversion of
          Outstanding Stock Options                                        165,000            150,000           302,000

     Less Assumed Repurchase
          of Common Stock Pursuant
          to the Treasury Stock Method                                    (153,000)          (134,000)         (266,000)
                                                                     -------------      -------------     -------------
     Weighted Average Number of
         Common Shares Outstanding
         As Adjusted                                                     9,103,000          9,107,000         9,127,000
                                                                     =============      =============     =============
     Fully Diluted Earnings Per Share                                        $0.26              $0.22             $0.21
                                                                     =============      =============     =============





                                             EXHIBIT  12.1

                                        EXHIBIT  12.1
                                    COMPUTATION OF RATIOS



Ratio of current assets to current liabilities = current assets (at balance
----------------------------------------------
        sheet date)  divided by current liabilities  (at balance sheet date).


Inventory turnover ratio = total cost of sales divided by average inventory
------------------------
(beginning and ending inventory, divided by two, at the balance sheet dates).


Debt to equity ratio = total long-term debt  (at balance sheet date)  divided
--------------------
        by stockholders' equity  (at balance sheet date).


Book value per share = stockholders' equity less preferred stockholders'
--------------------
        equity and dividends in arrears, divided by common shares outstanding (at balance sheet date).

                                        EXHIBIT 24.1

                        CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


        As independent public accountants, we hereby consent to the incorporation of our report dated February 6, 1998 in this Form 10-K, into the company's previously filed Registration
        Statement File Numbers 33-40354, 33-40358, 33-65113.






        New York, New York
        March 12, 1998                                  /s/ Arthur Andersen LLP