Form 10-Q
period 1998-03-28
CACHE INC
filed 1998-05-01
CIK 350199

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 28, 1998

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

                          YES  X     NO
                             -----     -----

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,091,338
--------------------------       -----------------------------
Class of Stock Outstanding       Outstanding at May 01, 1998

                  CACHE, INC. AND SUBSIDIARIES
                              INDEX



                                                              PAGE

CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS, MARCH 28, 1998
          AND DECEMBER 27, 1997                                 3


STATEMENTS OF OPERATIONS
   THIRTEEN WEEKS ENDED MARCH 28, 1998
          AND MARCH 29, 1997                                    4


STATEMENTS OF CASH FLOWS
   THIRTEEN WEEKS ENDED MARCH 28, 1998
          AND MARCH 29, 1997                                    5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          6-8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                       9-11


OTHER INFORMATION:
   EXHIBIT INDEX AND REPORTS ON FORM 8-K                       12
   SIGNATURES                                                  13

                                         CACHE, INC. AND SUBSIDIARIES
                                        CONSOLIDATED  BALANCE  SHEETS
                                               (Unaudited)




                                                                  March 28,          December 27,
                                                                    1998                 1997
  ASSETS                                                      --------------       --------------
  Current assets:
          Cash and cash equivalents                           $    3,074,000       $    5,892,000
          Receivables                                              1,741,000            1,573,000
          Notes receivable from related parties                      250,000              250,000
          Inventories                                             20,779,000           18,219,000
          Deferred income taxes and other assets                     220,000              220,000
          Prepaid expenses                                           509,000              528,000
                                                              --------------       --------------
                Total current assets                              26,573,000           26,682,000


  Property and equipment, net                                     15,718,000           15,869,000

  Other assets                                                       260,000              211,000
  Deferred income taxes                                              741,000              746,000
                                                              --------------       --------------
                                                              $   43,292,000       $   43,508,000
                                                              ==============       ==============

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
          Accounts payable                                    $   11,086,000       $   10,737,000
          Income taxes payable                                        36,000              359,000
          Accrued compensation                                     1,256,000              742,000
          Accrued liabilities                                      3,061,000            3,862,000
                                                              --------------       --------------
                Total current liabilities                         15,439,000           15,700,000


  Subordinated indebtedness to related party                       2,000,000            2,000,000
  Other liabilities                                                1,835,000            1,847,000

  Commitments and contingencies


  STOCKHOLDERS' EQUITY

         Common stock, par value $.01; authorized, 20,000,000
           shares; issued and outstanding 9,091,338 shares
           at March 28, 1998 and  December 27, 1997                   91,000               91,000
         Additional paid-in capital                               19,564,000           19,564,000
         Retained earnings                                         4,363,000            4,306,000
                                                              --------------       --------------
                Total stockholders' equity                        24,018,000           23,961,000
                                                              --------------       --------------
                                                              $   43,292,000       $   43,508,000
                                                              ==============       ==============

  The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


                                   CACHE, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE THIRTEEN WEEKS ENDED
                                           (Unaudited)



                                                                  March 28,            March 29,
                                                                    1998                 1997
                                                              --------------       --------------
  Net sales                                                   $   31,334,000       $   30,306,000
                                                              --------------       --------------
  Costs and expenses
      Cost of sales, including occupancy and buying costs         20,779,000           20,050,000
      Selling, general and administrative expenses                10,444,000           10,380,000
                                                              --------------       --------------
                                                                  31,223,000           30,430,000
                                                              --------------       --------------

  Operating income (loss)                                            111,000             (124,000)
                                                              --------------       --------------
  Interest expense
     Related party                                                   (35,000)             (35,000)
     Other                                                           (12,000)             (35,000)
                                                              --------------       --------------
                                                                     (47,000)             (70,000)
                                                              --------------       --------------

  Interest income                                                     33,000                6,000
                                                              --------------       --------------

  Income (loss) before income taxes                                   97,000             (188,000)

  Income tax provision (benefit)                                      40,000              (77,000)
                                                              --------------       --------------

  Net income (loss)                                           $       57,000       $     (111,000)
                                                              ==============       ==============


  Basic and diluted earnings (loss) per share                          $0.01               ($0.01)
                                                              ==============       ==============



  Weighted average number of shares and
     share equivalents outstanding                                 9,105,000            9,091,000
                                                              ==============       ==============








  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                    CACHE, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE THIRTEEN WEEKS ENDED
                                           (Unaudited)


                                                                  March 28,            March 29,
                                                                    1998                 1997
                                                              --------------       --------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  -------------------------------------
  Net income (loss)                                           $       57,000       $     (111,000)
  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                969,000              921,000
        Deferred income taxes (benefit)                                5,000             (116,000)
        Accrual (reversal) of future rent escalations                  9,000              (14,000)

    Change in assets and liabilities:
  Increase in receivables                                           (168,000)            (463,000)
  Increase in inventories                                         (2,560,000)          (1,883,000)
  Decrease in prepaid expenses                                        19,000               18,000
   Increase (decrease) in accounts payable                           349,000           (1,493,000)
   Increase (decrease) in income taxes payable                      (323,000)                 ---
   Increase (decrease) in accrued liabilities
      and accrued compensation                                      (308,000)               9,000
                                                              --------------       --------------
     Total changes in assets and liabilities                      (2,991,000)          (3,812,000)
                                                              --------------       --------------
  Net cash used in operating activities                           (1,951,000)          (3,132,000)
                                                              --------------       --------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  -------------------------------------
     Payments for property and equipment                            (817,000)            (781,000)
                                                              --------------       --------------
  Net cash used in investing activities                             (817,000)            (781,000)
                                                              --------------       --------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  -------------------------------------
     Proceeds from long-term bank debt                               550,000           10,950,000
     Repayment of long-term bank debt                               (550,000)          (8,300,000)
     Other, net                                                      (50,000)               5,000
                                                              --------------       --------------
  Net cash provided by (used in) financing activities                (50,000)           2,655,000
                                                              --------------       --------------
  Net decrease in cash and cash equivalents                       (2,818,000)          (1,258,000)
  Cash and cash equivalents at beginning of period                 5,892,000            2,160,000
                                                              --------------       --------------
  Cash and cash equivalents at end of period                  $    3,074,000       $      902,000
                                                              ==============       ==============



  The accompanying Notes to Consolidated Financial Statements are an integral part of these statem

                                               5

                             CACHE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring to present fairly the financial position of the Company at March 28, 1998 and December 27, 1997, and the results of operations for the thirteen week periods ended March 28, 1998 and March 29, 1997 and consolidated statements of cash flows for the thirteen weeks then ended.

     Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended December 27, 1997. Certain amounts reflected in Fiscal 1997 financial statements have been reclassified to conform with the presentation of similar items in Fiscal 1998.

     Net income (loss) includes all sources of comprehensive income. There were no adjustments for foreign currency translation, unrealized gains(losses)on investments or deferred compensation expense incurred in Fiscal 1998 or Fiscal 1997 results.


2.   BASIC AND DILUTED EARNINGS(LOSS)
     -------------------------------

     Basic and diluted earnings(loss) per share has been computed based on the weighted average number of shares of common stock outstanding for the thirteen weeks ended March 28, 1998 and March 29, 1997.

     The approximate number of shares used in the computations of basic and diluted earnings (loss) per share were 9,105,000 and 9,091,000, for the thirteen week periods ended March 28, 1998 and March 29, 1997, respectively.

3.   PROPERTY AND EQUIPMENT
     ----------------------
                                       March 28,       December 27,
                                         1998             1997
                                     -----------       -----------
     Leasehold improvements          $16,587,000       $16,242,000
     Furniture, fixtures and
       equipment                      18,807,000        18,335,000
                                     -----------       -----------
                                      35,394,000        34,577,000
     Less: accumulated depreciation
       and amortization               19,676,000        18,708,000
                                     -----------       -----------
                                     $15,718,000       $15,869,000
                                     ===========       ===========


4.   ACCRUED LIABILITIES
     -------------------
                                       March 28,       December 27,
                                         1998             1997
                                     -----------       -----------
     Operating Expenses              $  793,000        $1,119,000
     Taxes, other than income taxes     727,000         1,141,000
     Leasehold additions                170,000           160,000
     Other customer deposits          1,371,000         1,442,000
                                     -----------       -----------
                                     $3,061,000        $3,862,000
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

     There was no outstanding balance on the line of credit at March 29, 1997, and December 28, 1996. The related party debt is subordinated to the bank debt and repayment is subject to terms of the Amended Revolving Credit Facility. The Company is currently in compliance with all covenant requirements.

NOTE 6.  INDEBTEDNESS TO/FROM RELATED PARTIES

     As of March 28, 1998 and December 27, 1997 the Company had outstanding,
(i) a $250,000 long-term loan from a major stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 2000; and (ii) a $1,750,000 loan made by the same stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 2000. Interest on both notes accrue at 7% per year through January 31, 2000. The Company may make a loan repayment on December 31, 1998, subject to the Tangible Net Worth covenant contained in the Amended Revolving Credit Facility.


7.   INCOME TAXES
     ------------

     The effective tax rates for Fiscal 1998 and 1997 are 41.0%. At March 28, 1998 and December 27, 1997, the Company's deferred tax assets were $961,000 and $966,000, respectively, also, there was no deferred tax liability. The major components of the Company's net deferred taxes at March 28, 1998 are as follows:
                                                    March 28,    December 27,
                                                      1998          1997
                                                  -----------   -------------
Net operating loss carryforwards ("NOL'S") and
 alternative minimum
 tax carryforwards..............................  $   92,000    $   92,000
Deferred rent...................................     856,000       853,000
Inventory cost capitalization...................     128,000       128,000
Other...........................................  (  115,000)   (  107,000)
                                                  -----------   -------------
                                                  $  961,000    $  966,000
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary need for capital is to finance new store merchandise inventories, as well as the construction of new stores. During the thirteen weeks ended March 28, 1998, the Company used cash ($2,818,000) and cash flow from non-cash depreciation expenses ($969,000) to primarily offset the cost of inventory purchases ($2,560,000), and to fund the Company's new store expansion and remodeling program ($817,000).

     The Company plans to open approximately five to ten new stores during 1998. The Company opened two new stores in March 1998. The remaining stores are expected to be opened during the second half of 1998. After deducting construction allowances paid to the Company by its landlords, the Company has spent $817,000 through March 28, 1998 and expects to spend an additional $2,500,000 in 1998 for both new store and existing store construction and remodeling.

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

     Management believes that the Company's internally generated cash flows will be sufficient to meet anticipated requirements for operations and planned expansion during Fiscal 1998.


RESULTS OF OPERATIONS
---------------------

     For the thirteen weeks ended March 28, 1998, the 1% increase in comparative store sales and reductions in several operating expense categories, was partially offset by slightly higher occupancy costs, resulting in a net profit in Fiscal 1998 as compared to a net loss in Fiscal 1997. The increase in general and administrative expenses was offset by reductions in net interest expense.

     Certain financial data concerning the Company's results of operations for the thirteen week periods ended March 28, 1998 and March 29, 1997, expressed as a percentage of net sales, are as follows:

                                    Thirteen Weeks Ended
                                    --------------------
                                    March 28,   March 29,
                                      1998        1997
                                    ---------   ---------
Sales                                100.0%      100.0%
Cost of sales, including
 occupancy and buying expenses        66.3%       66.2%
Selling, general and
 administrative expenses              33.3%       34.3%
Income (loss) before taxes              .3%      (  .6%)
Income tax provision (benefit)          .1%      (  .3%)
Net income (loss)                       .2%      (  .4%)


Sales
-----

     Net sales increased $1,028,000 or 3.4% during the thirteen week period ended March 28, 1998, versus the comparable period in 1997. The increase was primarily due to the greater number of stores open during the 1998 period, approximately 170 stores in operation in 1998 versus approximately 162 in 1997, as well as an increase in comparable store sales (sales for stores open at least one year or more) which increased 1% during 1998, as compared to the 1997 period.

     Historically, sales at new stores do not achieve the same levels as existing, established stores. New stores generally begin to perform as well as existing stores during their second and third year of operation. Sales on a weighted average basis for the thirteen week periods ended March 28, 1998 and March 29, 1997 were as follows:

                                   Thirteen Weeks Ended
                                   --------------------
                                 March 28,        March 29,
                                   1998              1997
                               -----------      -----------
Sales                          $31,334,000      $30,306,000
Weighted Average Stores
 Open During Period                  169.2            161.8
Net Sales Per Weighted
 Average Number of Stores      $   185,000      $   187,000
Net Weighted Average Sales
 per Square Foot               $      89.1      $      90.4
Stores Open at End
 of Period                             170              164

Costs and expenses
------------------

     Cost of sales including occupancy and buying costs, increased $729,000 or 3.6% for the thirteen weeks ended March 28, 1998 versus the similar period in 1997. The increase was primarily due to the increase in sales and the related cost of merchandise for those sales, as well as a $218,000 increase in occupancy expenses, primarily due to the additional stores in operation during 1998 versus 1997. As a percentage of sales, cost of sales including occupancy and buying expenses, increased .1%, (66.3% versus 66.2%) for the thirteen weeks ended March 28, 1998 versus the comparable period in 1997.


Selling, general and administrative expenses
--------------------------------------------

     Selling, general and administrative expenses increased $64,000 or .6% during the thirteen weeks ended March 28, 1998 versus the comparable period in 1997. The increase was primarily due to the greater number of stores open in 1998 (approximately 8 more than fiscal 1997), and is reflected in greater payroll and payroll taxes ($133,000), advertising expenses ($72,000), and depreciation ($49,000), which were partially offset by reductions in freight charges ($89,000), bad debt expense ($38,000), and insurance expense ($69,000), as well as savings in other expense categories. As a percentage of sales, S,G & A expenses decreased to 33.3% in Fiscal 1998 from 34.3% in Fiscal 1997.


Interest expense
----------------

     Interest expense decreased $23,000 or (33%) for the thirteen week period ended March 28, 1998, versus the comparable period in 1997, primarily due to lower average borrowing levels in 1998.


Interest income
---------------

     Interest income increased to $33,000 from $6,000 in Fiscal 1998 as compared to the Fiscal 1997 quarter. Interest income will continue to grow in Fiscal 1998 due to the strong cash flows the Company is currently generating.


Income taxes
------------

     The Company's effective tax rate is approximately 41%, for Fiscal 1998 and 1997, respectively.

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



                                      CACHE, INC.
                                      (Registrant)




May 01, 1998                 BY:  /s/ Thomas E. Reinckens
                                    ------------------------------
                                        Thomas E. Reinckens
                                    On behalf of Cache, Inc.
                                    and in his capacity as
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                     Principal Accounting Officer)


                                        EXHIBIT 11.1
           CALCULATION OF PRIMARY AND FULLY DILUTED EARNINGS PER COMMON SHARE

                           (In thousands except per share data)


                                                                      THIRTEEN WEEKS ENDED
                                                              -----------------------------------
                                                                  March 28,            March 29,
                                                                    1998                 1997
  EARNINGS                                                    --------------       --------------
  --------
  Net Income (Loss) Applicable
       to Common Stockholders                                 $       57,000       $     (111,000)


  BASIC EARNINGS PER SHARE
  ------------------------
  Weighted Average Number of
      Common Shares Outstanding                                    9,091,000            9,091,000

  Assuming Conversion of
       Outstanding Stock Options
       and Stock Warrants                                            ---                  ---

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method                                  ---                  ---
                                                              --------------       --------------
  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                                                  9,091,000            9,091,000
                                                              ==============       ==============
  Primary Earnings Per Share                                           $0.01               ($0.01)
                                                              ==============       ==============

  FULLY DILUTED EARNINGS PER SHARE
  --------------------------------
  Weighted Average Number of
      Common Shares Outstanding                                    9,091,000            9,091,000

  Assuming Conversion of
       Outstanding Stock Options
       and Stock Warrants                                            476,000              ---

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method                                 (462,000)             ---
                                                              --------------       --------------
  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                                                  9,105,000            9,091,000
                                                              ==============       ==============
  Fully Diluted Earnings Per Share                                     $0.01               ($0.01)
                                                              ==============       ==============



                                        14






