Form 10-K405/A
period 1997-12-27
CACHE INC
filed 1998-05-15
CIK 350199

SECURITIES AND EXCHANGE COMMISSION
		       WASHINGTON, D.C. 20549
			 FORM 10-K/A No.1
(Mark One)

 [X]  Amendment No.1 to Annual Report pursuant to Section 13 or
      15(d) of the Securities Exchange Act of 1934(No fee required)

      For the fiscal year ended December 27, 1997

			       or

      Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

      For the transaction period from ----   to  ----

	       Commission file number 0-10345

		     Cache, Inc.
      -------------------------------------------------------
      (Exact name of registrant as specified in its charter)

     Florida                            59-1588181
-------------------------------   ---------------------------------
(State or other jurisdiction of   (IRS Employer Identification No.)
 incorporation or organization)

	 1460 Broadway, New York, New York          10036
   ----------------------------------------       ----------
   (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (212) 575-3200

Securities registered pursuant to Section 12(g) of the Act:

		   Common Stock $.01 par value
		   ---------------------------
			  (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

		       Yes   [X]          No_____

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See also "Executive Officers of the Company" under Item 3 of
Registrant's report on Form 10-K for the fiscal year ended
December 27, 1997 previously filed with the Securities and Exchange Commission.

DIRECTORS OF THE REGISTRANT

    The Board of Directors of the Company presently consists of the following seven members: Messrs. Andrew M. Saul, Joseph E. Saul, Roy C. Smith, Thomas E. Reinckens, Morton J. Schrader and Mark E. Goldberg and Ms. Mae Soo Hoo, each of whom is expected to be a nominee for re-election at the company's next Annual Meeting of Shareholders.


								      Director
Name                        Age  Principal Occupation                   Since
------------------------    ---  ----------------------------------   --------
Andrew M. Saul .........    51   Chairman of the Board and               1986
				 Partner, Saul Partners (1)
Roy C. Smith ...........    59   Executive Vice-President of             1993
				 the Company (2)
Thomas E. Reinckens ....    44   Executive Vice-President, Chief         1993
				 Financial Officer of the Company (3)
Mae Soo Hoo ............    43   Executive Vice President of             1995
				 the Company (4)
Joseph E. Saul .........    78   Partner, Saul Partners (5)              1986

Morton J. Schrader .....    66   Real Estate Broker,                     1989
				 Newmark & Company Real Estate, Inc.(6)
Mark E. Goldberg .......    41   Attorney in Private Practice (7)        1989
_________________________

(1) Mr. Saul, who became Chairman of the Board of Directors on February 27, 1993, has been a partner of Saul Partners, an investment partnership, since 1986. He is the son of Mr.
	Joseph E. Saul.

(2) Mr. Smith has served as an Executive Vice President of the Company since October 1990; from December 30, 1986 to
	October 1990, Mr. Smith was Vice President/Director of
	Store Operations of the Company.

(3) Mr. Reinckens has served as Vice President and Chief Financial Officer of the Company since November 30, 1989; from 1987 to November 1989, Mr. Reinckens served as the Company's Controller. He was appointed Executive Vice President on September 13, 1995.

(4)     Ms. Soo Hoo has served as a Vice President of
	Merchandising since February 1987. She was appointed to the Board of Directors on September 13, 1995 and was also appointed Executive Vice President/General Merchandise
	Manager on that date.

(5) Mr. Saul has been a partner of Saul Partners, an investment partnership, since 1986. He is the father of Mr. Andrew M. Saul.

(6) Mr. Schrader was the President of Abe Schrader Corp., a manufacturer of women's apparel, from 1968 through March
	1989. Since 1989, he has been active as a real estate broker for Newmark & Company Real Estate, Inc..

(7) Mr. Goldberg has been an attorney in private practice since 1985. Mr. Goldberg has provided legal assistance to the Company since 1988 and is expected to continue to do so in 1998.



ITEM 11.  EXECUTIVE COMPENSATION


Summary Compensation Table


The following table sets forth the compensation for the past three years of the Chief Executive Officer and the Company's other four most highly compensated executive officers
(collectively, the "Named Executive Officers").



				     ANNUAL        LONG-TERM
				   COMPENSATION   COMPENSATION
				   ------------   ------------
						   SECURITIES     ALL OTHER
NAME AND                    FISCAL                 UNDERLYING     COMPENSATION
PRINCIPAL POSITION           YEAR   SALARY($)      OPTIONS(#)         ($)(1)
--------------------------  -----   --------      ------------    ------------
ANDREW M. SAUL               1997      -
(CHAIRMAN)                   1996      -
			     1995      -

MAE SOO HOO                  1997    255,852         103,750         1,874
(EXECUTIVE VICE              1996    255,852            -            1,786
PRESIDENT/DIRECTOR)          1995    178,077          50,000           541

ROY C. SMITH                 1997    250,000          97,500         8,611
(EXECUTIVE VICE              1996    250,000            -            7,983
PRESIDENT/DIRECTOR)          1995    229,231          50,000         2,375

THOMAS E. REINCKENS          1997    230,000          75,000         2,441
(EXECUTIVE VICE PRESIDENT,   1996    210,000            -            2,260
CHIEF FINANCIAL              1995    189,231          50,000           823
OFFICER/DIRECTOR)

BARRY B. SCHWARTZ            1997    126,923          50,000           138
(VICE PRESIDENT)
-------------------------

(1) Included in the figures shown under this column for 1997 are the following insurance premiums paid by the Company with respect to term life insurance for the benefit of the executive officer and long-term disability insurance: $2,836 and $5,775, respectively, for Mr. Smith; $940 and $1,501, respectively, for Mr. Reinckens; and $553 and $1,321, respectively, for Ms. Soo Hoo; $138 and $0, respectively, for Mr. Schwartz.

	Included in the figures shown under this column for 1996 are the following insurance premiums paid by the Company with respect to term life insurance for the benefit of the executive officer and long-term disability insurance: $2,591 and $5,392, respectively, for Mr. Smith; $879 and $1,381, respectively, for Mr. Reinckens; $565 and $1,221, respectively, for Ms. Soo Hoo.


	Included in the figures shown under this column for 1995 are the following insurance premiums paid by the Company with respect to term life insurance for the benefit of the executive officer and long-term disability insurance: $2,375 and $5,392, respectively, for Mr. Smith; $823 and $1,381, respectively, for Mr. Reinckens and $541 and $1,221, respectively, for Ms. Soo Hoo.


	  AGGREGATED FISCAL YEAR-END STOCK OPTION VALUES

		      NUMBER OF SECURITIES         VALUE OF UNEXERCISED
		      UNDERLYING UNEXERCISED       IN-THE-MONEY STOCK OPTIONS
		      STOCK OPTIONS AT FY-END(#)   AT FY-END ($) (1)
 NAME                 EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-------------------   -----------  -------------   -----------   -------------


Roy C. Smith            22,125          125,375            -            -

Thomas E. Reinckens     18,750          106,250            -            -

Mae Soo Hoo             23,062          130,688            -            -

Barry B. Schwartz        7,500           42,500            -            -
_______________________

     (1)In-the money Stock Options are those where the fair market value of the underlying stock exceed the exercise price of the Option. The amounts in this column represent the difference between the exercise price of the Stock Options and the closing price of the Company's Common Stock on December 26, 1997 (the last day of trading for Fiscal 1997) for all options held by each Named Executive Officer, whether vested or unvested. The closing price of the Company's Common Stock as reported on NASDAQ/NMS on December 31, 1997 was $3.03 per share.

	STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to stock options granted in Fiscal 1997 to each of the Named Executive Officers.


										   Potential
									       Realizable Value
									       At Assumed Annual
									      Rates of Stock Price
									       Appreciation for
				   Individual Grants                            Option Term (4)
			    ------------------------------------------------  --------------------
	(a)                    (b)         (c)          (d)         (e)            (f)       (g)

			    Number of   % of Total
			    Securities  Options       Exercise
			    Underlying  Granted to    or Base
			    Options     Employees in    Price    Expiration
Name                        Granted(#)  Fiscal Year  ($)/share)    Date           5%($)    10%($)
-----------------------     ----------  ------------  ---------  -----------     ------   -------
Barry B. Schwartz(1)         50,000       13.29%       $3.75     01/31/07(3)     51,803   114,471
Mae Soo Hoo                 103,750       27.58%       $3.06     12/31/03(2)     87,784   193,980
Roy C. Smith                 97,500       25.91%       $3.06     12/31/03(2)     82,496   182,294
Thomas E. Reinckens          75,000       19.93%       $3.06     12/31/03(2)     63,458   140,227
Barry B. Schwartz            50,000       13.29%       $3.06     12/31/03(3)     42,306    93,484




(1) On January 24,1997, the Company granted 50,000 incentive stock options to Mr. Schwartz under the Company's 1994 stock option plan. The options were granted at an exercise price of $3.75, (the closing price of the Common Stock on NASDAQ/NMS on January 24, 1997) per share, expiring on January 31,2007, subject to accelerated vesting at the maximum rate of up to 25% per year for the four years ended December 31,1997, 1998, 1999 and 2000, to the extent the company's earnings plan was achieved.

    On December 10,1997, the Company cancelled these options and issued new options pursuant to such plan having an exercise price of $3.06, (the closing price of the Common Stock on NASDAQ/NMS on December 10, 1997) per share, expiring on January 31,2007 and becoming exercisable on January 31,2007, subject to accelerated vesting at the maximum rate of up to 25% per year for the four years ended December 31,1997,1998,1999 and 2000, to the extent the Company's earnings plan was achieved.

(2) On December 10,1997, the Company cancelled 326,250 options previously granted under the company's 1994 stock option plan and issued new options pursuant to such plan having an exercise price of $3.06 (the closing price of the common Stock on NASDAQ/NMS on December 10, 1997) per share, expiring on December 31, 2003 and becoming exercisable on December 31,1998, subject to accelerated vesting at the maximum rate of up to 25% per year for the three years ended December 31,1995, 1996 and 1997 to the extent the Company's plan was achieved. Such options were granted to the following executives, exercisable for the following shares of Common
    Stock: Roy C. Smith, 97,500 shares; Thomas E. Reinckens, 75,000 shares and Mae Soo Hoo, 103,750 shares. The options for Ms. Soo Hoo, Mr. Smith and Mr. Reinckens were 15% exercisable at December 31,1997 (41,437 shares) and the remaining options become exercisable on December 31, 1998.

(3) Mr. Schwartz's options become exercisable on January 31, 2002, subject to accelerated vesting as described in the next sentence. The options may become exercisable earlier at the maximum rate of 25% per year for the four years ended December 31, 1997, 1998, 1999 and 2000 to the extent the Company earnings plan as approved by the Company's Compensation and Plan Administration Committee, is achieved, based on the following sliding scale:


							   Options Which
							   Will Become
   Percentage of Earnings                                  Exercisable
   -------------------------                               --------------
   Greater than or equal to 90% . . . . . . . . . . . . . . . 25%
   Greater than or equal to 75%, but less than 90% . . . . .  20%
   Greater than or equal to 60%, but less than 75% . . . . .  15%
   Less than 60% . . . . . . . . . . . . . . . . . . . . . .   0%

These options also become immediately exercisable as of the effective date of a "change in control" (as defined in the 1994 Plan,)

(4) Potential realizable value is based on an assumption that the market price of the stock appreciates at the stated rate compounded annually, from the date of grant to the expiration date. These values are calculated on requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price appreciation. Actual gains, if any, are dependent on the future market price of the Company's Common Stock.



Compensation and Plan Administration Committee Report on Repricing of Options

     The Compensation and Plan Administration Committee, (the "Committee") which administers the Company's 1994 stock option plan, granted stock options to Messrs. Smith and Reinckens and Ms. Soo Hoo in 1994 for 97,500, 75,000 and 103,750 shares of Common Stock, respectively. The 1994 stock options granted to such executives had an exercise price of $4.25 per share and would of become exercisable on December 31,1998 (subject to accelerated vesting as described in the next sentence), and would have expired on December 31,2003. The 1994 stock options would have become exercisable earlier at the maximum rate of up to 25% per year for the three years ended December 31,1995, 1996, and 1997 to the extent the Company's earnings plan as approved by the committee was achieved, based on a sliding scale. On December 10 1997, the stock options granted in 1994 were cancelled and new stock options were issued to such executives in the same amounts and having the same terms as the cancelled options, except that (i) the exercise price of the new options was reduced to $3.06 per share and (ii) the new options became exercisable earlier than December 31, 1998 at the maximum rate of up to 75% on December 31, 1997 to the extent the company's earnings plan, as approved by the Committee, was achieved, based on a sliding scale. The Committee authorized such cancellation and new issuance of stock options to avoid the consequences to option holders of the reduction in market price of the Common Stock. The cancelled options had been granted at the closing price of the common stock on the NASDAQ/NMS on December 10, 1997.

     The foregoing report has been furnished by the Compensation and Plan Committee consisting of Messrs. Andrew M. Saul, Morton J. Schrader and Mark E. Goldberg.


Board of Directors Report on Repricing of Options

     In December 1997, the Board of Directors reviewed options granted to executive officers of the Company pursuant to the Company's 1994 stock option plan and determined that the exercise price of these options exceeded the fair market value of the Company's Common Stock. The Board was concerned that the Company's total compensation package for its senior executives was less attractive than compensation offered by its competitors and other comparable companies because the exercise price of options granted to new executives of such companies would afford greater opportunity for appreciation than the Company's options.

     The Board concluded that (i) the Company's future success is dependent in large part on its ability to retain its key executives; (ii)competition for such personnel is intense; and (iv) it is important and cost effective to provide equity incentives to executive officers of the Company to improve the Company's performance and the value of the Company for it's shareholders. On balance, considering all these factors, the Board determined it to be in the best interests of the Company and its shareholders to restore the incentive for its executive officers to remain employees of the Company and to exert their maximum efforts on behalf of the Company by granting stock options with exercise prices reflecting recent trading prices.

     As a consequence, on December 10, 1997, the Board of Directors cancelled all options issued on December 16, 1994 and January 24,1997 and described above under the heading "Compensation and Plan Administration Committee Report on Repricing of Options". On the same date the Board of Directors issued new options to replace the cancelled options. All such options granted under the 1994 Plan have an exercise price of $3.06 per share (which reflected the closing price of the Common Stock on NASDAQ/NMS on December 10, 1997), terminate on December 31, 2003 and January 31,2007 and become exercisable on December 31, 1998 and January 31, 2002, subject to accelerated vesting as described in footnotes(1) and (2) to the "Option Grants in Last Fiscal Year" table under the heading "Executive Compensation."

     The foregoing report has been furnished by the Board of Directors of the Company consisting of Messrs. Joseph E. Saul, Andrew M. Saul, Morton J. Schrader, Mark E. Goldberg, Mae Soo Hoo, Thomas E. Reinckens and Roy C. Smith.

			 TEN-YEAR OPTION REPRICING


     The following table provides the specified information concerning all repricings of options to purchase the Company's Common Stock held by an executive officer of the Company during the last ten years:



											      Length of
				      Number of    Market                                   Original
				      Securities   Price of     Exercise                    Option Term
				      Underlying   Stock at     Price at       New        Remaining at
				      Options      Time of      Time of        Exercise       Date of
   Name                    Date       Repriced     Repricing($) Repricing($)   Price($)      Repricing
-----------------------  --------     ----------   ------------ ------------   --------   --------------
Roy C.Smith              10/15/90     118,750(1)    2.00(1)      1.50(1)        2.00(1)     26.5 months
 (Executive Vice         07/28/94      37,500       6.75         8.50           6.75        47   months
  President/Director)    12/16/94      37,500       4.25         6.75           4.25        42   months
			 12/10/97      37,500       3.06         4.25           3.06         6.5 months
			 12/10/97      60,000       3.06         4.25           3.06        12.5 months

Thomas E. Reinckens      10/15/90      62,500(1)    2.00(1)      5.00(1)        2.00(1)     26.5 months
 (Executive Vice          7/28/94      25,000       6.75         8.50           6.75        47   months
  President/Chief        12/16/94      25,000       4.25         6.75           4.25        42   months
  Financial Officer/     12/10/97      25,000       3.06         4.25           3.06         6.5 months
  Director)              12/10/97      50,000       3.06         4.25           3.06        12.5 months

Mae Soo Hoo              10/15/90      31,250(1)    2.00(1)      5.00(1)        2.00(1)     26.5 months
 (Executive Vice          7/28/94      18,750       6.75         8.50           6.75        47   months
  President/Director)    12/16/94      18,750       4.25         6.75           4.25        42   months
			 12/10/97      18,750       3.06         4.25           3.06         6.5 months
			 12/10/97      85,000       3.06         4.25           3.06        12.5 months

Barry B. Schwartz        12/10/97      50,000       3.06         4.25           3.06        49.5 months
 (Vice President)

Roy C. Chapman(2)        10/15/90     712,500(1)    2.00(1)      1.50(1)        2.00(1)     26.5 months

Michael A. Warner(3)      7/28/94     125,000       6.75         8.50           6.75        47   months
			 12/16/94     125,000       4.25         6.75           4.25        42   months

Karen Hubchik(4)          7/28/94      18,750       6.75         8.50           6.75        47   months
			 12/16/94      18,750       4.25         6.75           4.25        42   months





(1) Adjusted to reflect the Company's one-for-four reverse stock split of its Common Stock on September 15,1993.
(2) Mr. Chapman was Chairman of the Board of Directors for the Company from January 1987 through February 1993.
(3) Mr. Warner was President of the Company from October 1990 through September 1995.
(4) Ms. Hubchik was a Vice President of the Company from November 1990 through October 1995.

Employment Contracts and Change-of-Control Provisions

     All of the options granted under the Company's 1994 Stock Option Plan contain a provision under which the option will become immediately exercisable (the "Accelerated Exercise") with respect to all shares subject to it as follows: (i) except as provided in clause (iii) below, immediately after the first date on which less than 25% of the outstanding Common Stock in the aggregate is beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by Andrew M. Saul and Joseph E. Saul, members of their immediate families and one or more trusts established for the benefit of such individuals or members, (ii) immediately prior to the sale of the Company substantially as an entirety (whether by sale of stock, sale of assets, merger, consolidation or otherwise), (iii) immediately prior to the expiration of any tender offer or exchange offer for shares of Common Stock of the Company, where: (x) all holders of Common Stock are entitled to participate, and (y) the Sauls have agreed (or have announced their intent) to sell such number of their shares of Common Stock as will result in the Sauls beneficially owning less than 25% of the outstanding shares of Common Stock in the aggregate, and (iv) immediately, if 20% or more of the directors elected by shareholders to the Board of Directors are persons who were not nominated by management in the most recent proxy statement of the Company. The Company is required to give appropriate notice so as to permit an optionee to take advantage of the foregoing provisions.


Compensation of Directors

     All non-employee Directors (Messrs. Andrew Saul, Joseph Saul, Mark Goldberg and Morton Schrader) are compensated for their services to the Company by participation in the Company's group medical insurance program at an approximate cost to the Company of $11,500 per individual per year.


Compensation Committee Interlocks and Insider Participation

    The Company's Compensation and Plan Administration
Committee consists of Messrs. Andrew M. Saul, Mark E.
Goldberg and Morton J. Schrader.  Andrew M. Saul is also the
Chairman of the Board of the Company.

     Mr. Goldberg is also an attorney in private practice. He has been retained by the Company to provide legal services since 1988 and is expected to provide further legal services in 1998. During the fiscal year ended December 27, 1997, Mr. Goldberg received $30,438 from the Company for legal services rendered during Fiscal 1997.

	  COMPENSATION AND PLAN ADMINISTRATION COMMITTEE
		REPORT ON EXECUTIVE COMPENSATION

General

     Executive compensation consists generally of two components
- base salary and option awards, and sometimes a third component
- a discretionary bonus award. The Compensation and Plan Administration Committee (the "Committee"), currently consisting of Messrs. Andrew M. Saul, Mark E. Goldberg and Morton J. Schrader, administers the Company's option plans pursuant to which option awards are granted, determines the remuneration arrangements for the three most senior executive officers and reviews and approves the remuneration arrangements for the other executive officers of the Company, which arrangements are determined by the Chairman, in accordance with parameters set by the Committee.

     This report of the Committee of the Board of Directors addresses the Company's compensation policies for Fiscal 1997 applicable to Cache's executives including the Named Executive
Officers.


     The Committee's Report on Executive Compensation shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this Report on Executive Compensation by reference, and shall not otherwise be deemed filed under such Acts.


Philosophy

     The Cache executive compensation program is designed to attract and retain key executives. Its objectives are to reward executives who contribute to the success of the Company through individual and company performances. Specifically, compensation includes a competitive base salary program and long-term stock option awards. The Company will sometimes grant discretionary bonuses to certain key executive officers with respect to prior contributions as well as to serve as incentives to attract key executives into the Company's employ.


Base Salary

     The Company believes a competitive base salary is necessary to retain key management employees. Base salaries are determined based upon a review of an individual's experience and responsibilities, general industry practice and the competitive environment for each position. Annual salary adjustments are determined based upon an individual's performance, the Company's performance, general industry practice and any new duties or responsibilities assumed by the individual during the last year.

Long-Term Incentives

     The Company believes that employee equity ownership is highly motivating, provides a major incentive to employees in building stockholder value, and serves to align the interests of employees with stockholders. Options are based upon the relative position and responsibilities of each executive officer, historical and expected contributions of each officer to the Company, and previous option grants to such executive officers. Options are recommended with a goal to provide competitive equity compensation for executive officers compared to executive officers of similar rank in companies of the Company's industry, geographic location and size.

     Cache's stock option programs were designed by the Company as a long-term incentive program for key executives. The stock option programs have created an incentive for executives to maximize shareholder return, by linking long-term compensation with the valuation of the Company's Common Stock. The stock option plans typically have included initial grants which have vested from three to five years. Stock options granted under the 1994 Plan are required to have an exercise price at least equal to the fair market value of the Company's common stock at the date of grant. Among other factors considered by the Committee in determining who qualified for stock option grants under the 1993 Plan and 1994 Plan and the amount of such grants were an executive's business experience and his potential to contribute to the future success of the Company.

     In establishing incentive arrangements for 1997, the Compensation and Plan Administration Committee, which administered the 1993 Plan and administers the 1994 Plan, granted
 376,250 stock options in Fiscal 1997. Options totaling 326,250 were canceled, in Fiscal 1997.


Other Compensation

     The Company provides certain other benefits, such as health insurance, to the executive officers that are generally available to Company employees. In addition, the Company provides its executives, including the Named Executive Officers, with term life insurance and additional long-term disability insurance, at the Company's cost.

     The foregoing report has been furnished by the Compensation and Plan Administration Committee consisting of Messrs. Andrew M.
Saul, Morton J. Schrader and Mark E. Goldberg.

		 FIVE-YEAR PERFORMANCE COMPARISON

     The following graph compares the yearly percentage change in the Company's cumulative total shareholder return on Common Stock with (i) the cumulative total return of the NASDAQ National Market Index (which tracks the aggregate performance of equity securities of companies traded on the NASDAQ National Market System ("NASDAQ/NMS")) and (ii) the cumulative total return of companies with the same four-digit standard industrial code (SIC) as the Company (SIC Code 5621, titled "Women's Clothing Stores"), over the period from December 27, 1992 to December 27, 1997. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future price performance.

     The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.





				 FISCAL YEAR ENDING
		     -------------------------------------------------
COMPANY              1992     1993     1994     1995     1996     1997
-----------------    -----  ------   ------   ------   ------   ------
CACHE INC.            100    70.59    61.76    39.71    42.65    35.66
INDUSTRY INDEX        100    73.26    70.48    56.80    67.26    80.82
BROAD MARKET          100   119.95   125.94   163.35   202.99   248.30



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	  MANAGEMENT

	  PRINCIPAL SHAREHOLDERS AND SHARE OWNERSHIP
		      BY MANAGEMENT

	The following table sets forth certain information as to the beneficial ownership of the Company's equity securities as of April 30, 1998 by (i) each director or nominee of the Company,
(ii) each Named Executive Officer, (iii) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the beneficial ownership for each person consists of the sole voting and sole investment power with respect to all shares beneficially owned by him. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstand-ing shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

							   Percentage of
				  Number of shares        Outstanding Shares
Person and Address                of Common Stock          of Common Stock
-------------------               -----------------       ------------------
Andrew M. Saul
630 Fifth Avenue
New York, NY  10111 (1)              6,382,729                  70.21%

Joseph E. Saul
630 Fifth Avenue
New York, NY  10111 (2)              6,382,729                  70.21%

Norma G. Saul
630 Fifth Avenue
New York, NY  10111 (3)              6,382,729                  70.21%

Trust f/b/o
Jennifer B. Saul
  pursuant to Trust
  Agreement dated
  March 28, 1995
630 Fifth Avenue
New York, NY  10111 (4)                756,314                   8.32%

Trust f/b/o
Kimberly E. Saul
  pursuant to Trust
  Agreement dated
  March 28, 1995
630 Fifth Avenue
New York, NY  10111 (4)                756,314                   8.32%

							    Percentage of
				  Number of shares        Outstanding Shares
Person and Address                of Common Stock           of Common Stock
--------------------------        -----------------       ------------------

Jane Saul Berkey
Cache, Inc.
1460 Broadway
New York, NY  10036 (5)                494,046                   5.43%

Roy C. Smith
Cache, Inc.
1460 Broadway
New York, NY  10036 (6)                107,125                   1.18%

Mae Soo Hoo
Cache, Inc.
1460 Broadway
New York, NY  10036 (7)                 64,793                Less than 1%

Thomas E. Reinckens
Cache, Inc.
1460 Broadway
New York, NY  10036 (8)                 60,250                Less than 1%

Barry B. Schwartz
Cache, Inc.
1460 Broadway
New York, NY  10036 (9)                  7,500                Less than 1%

Mark E. Goldberg
225 Broadway
New York, NY  10067                      4,225                Less than 1%

Morton J. Schrader
733 Park Avenue
New York, NY  10021                      5,000                Less than 1%

All Current
  Executive Officers
  and Directors as a
  Group (seven persons)              6,631,622                   72.38%

_________________


(1) Represents shares beneficially owned by the group consisting of Andrew Saul, Joseph Saul, Norma
	Saul and the Trusts (defined below) according to a
	Schedule 13D, as amended, filed by the group with the Securities and Exchange Commission. Andrew M. Saul may be deemed to own beneficially 2,891,218 shares of Common Stock (31.8%), if all shares owned by him or issuable pursuant to rights owned by him are deemed outstanding (including the shares owned by the Trusts of which Andrew Saul is a trustee, and the shares owned by the A. Saul Foundation, of which Andrew Saul is a director, but excluding all shares issuable pursuant to rights held by persons other than Andrew Saul, the Trusts of which Andrew Saul is a trustee and the A. Saul Foundation), consisting of (i) 2,585,158 shares of Common Stock owned by Andrew Saul, (ii) 140,530 shares of Common Stock owned by the 85 J. Saul Trust of which Andrew Saul is a trustee, (iii) 140,530 shares of Common Stock owned by the 84 K. Saul Trust of which Andrew Saul is a trustee, and (iv) 25,000 shares of Common Stock owned by the A. Saul Foundation of which A. Saul is a director. Andrew Saul, his wife Denise, and Sidney Silberman comprise the Board of Directors of the A. Saul Foundation and Andrew Saul is its President. Andrew Saul, in his capacity as one of the trustees of the trusts referenced in (ii) and
	(iii) above, may be deemed to have shared voting power and disposition power over the shares of Common Stock owned by such trusts. Andrew Saul, in his capacity as one of the directors of the A. Saul Foundation, may be deemed to have shared voting power and disposition power over the shares held by such foundation. Andrew Saul disclaims beneficial ownership of the shares not directly owned or under rights owned by him.

(2) Represents shares beneficially owned by the group consisting of Andrew Saul, Joseph Saul, Norma
	Saul and the Trusts, according to a Schedule 13D, as amended, filed by the group with the Securities and Exchange Commission. Joseph E. Saul may be deemed to own beneficially 2,591,111 shares of Common Stock (28.5%), if all shares owned by him or issuable pursuant to rights owned by him are deemed outstanding (including the shares owned by the Trusts of which Joseph Saul is a trustee, and the shares owned by the J. Saul Foundation, of which Joseph Saul is a director, but excluding all shares issuable pursuant to rights held by persons other than Joseph Saul, the Trusts of which Joseph Saul is a trustee and the J. Saul Foundation), consisting of (i) 970,983 shares of Common Stock owned by Joseph Saul, (ii)756,314 shares of Common Stock owned by the 85 J. Saul Trust of which Joseph Saul is a trustee, (iii) 756,314 shares of Common Stock owned by the 85 K. Saul Trust of which Joseph Saul is a trustee and (iv) 107,500 shares of Common Stock owned by the J. Saul Foundation of which Saul is a director. Joseph Saul, his wife Norma, and Sidney Silberman comprise the Board of Directors of the
	J. Saul Foundation and Joseph Saul is its President. Joseph Saul, in his capacity as one of the trustees of the trusts referenced in (ii) and (iii) above, may be deemed to have shared voting power and disposition power over the shares of Common Stock owned by such trusts. Joseph Saul, in his capacity as one of the directors of the J. Saul Foundation, may be deemed to have shared voting power and disposition power over the shares held by such foundation. Joseph Saul disclaims beneficial ownership of the shares not directly owned or under rights owned by him.

(3) Represents shares beneficially owned by the group consisting of Andrew Saul, Joseph Saul, Norma
	Saul and the Trusts, according to a Schedule 13D, as amended, filed by the group with the Securities and Exchange Commission. Norma Saul may be deemed to own beneficially 2,520,528 shares of Common Stock (27.7%), if all shares owned by her or issuable pursuant to rights owned by her are deemed outstanding (including the shares owned by the Trusts of which Norma Saul is a trustee and the shares owned by the J. Saul Foundation, of which Norma Saul is a director, but excluding all shares issuable pursuant to rights held by persons other than Norma Saul, the Trusts of which Norma Saul is a trustee and the J. Saul Foundation), consisting of (i) 900,400 shares of Common Stock owned by Norma Saul, (ii) 756,314 shares of Common Stock owned by the 85 J. Saul Trust of which Norma Saul is a trustee, (iii) 756,314 shares of Common Stock owned by the 85 K. Saul Trust of which Norma Saul is a trustee and (iv) 107,500 shares of Common Stock owned by the J. Saul Foundation of which Norma Saul is a director. Norma Saul, in her capacity as one of the trustees of the trusts referenced in (ii) and (iii) above, may be deemed to have shared voting power and disposition power over the shares of Common Stock owned by such trusts. Norma Saul, in her capacity as one of the directors of the J. Saul Foundation, may be deemed to have shared voting power and disposition power over the shares held by such foundation. Norma Saul disclaims beneficial ownership of the shares not directly owned or under rights owned by her.

(4) The trust f/b/o Jennifer B. Saul and the Trust f/b/o Kimberly E. Saul each own 756,314 shares of Common Stock, according to a Schedule 13D, as amended, filed with the Securities and Exchange Commission. Joseph E. Saul, his wife Norma Saul and Sidney J. Silberman, Esq., are trustees of such trusts.

(5) Represents shares beneficially owned by Jane Saul Berkey according to a Schedule 13D, as amended, filed by Ms. Berkey with the Securities and Exchange Commission. Jane Saul Berkey is the daughter of Mr. Joseph Saul and the sister of Mr. Andrew Saul.

(6) Consists of 85,000 shares of Common Stock and options to acquire 22,125 shares of Common Stock.

(7) Consists of 41,731 shares of Common Stock and options to acquire 23,062 shares of Common Stock.

(8) Consists of 41,500 shares of Common Stock and options to acquire 18,750 shares of Common Stock.

(9)     Consists of options to acquire 7,500 shares of Common
	Stock.

Section 16(a) Beneficial Ownership Reporting Compliance

     Two stock purchases by Norma G. Saul, which are included in beneficial ownership of Mr. Joseph E. Saul were inadvertently omitted from the Form 4 filed on September 9, 1997 in Mr. Saul's behalf. An amended Form 4 was filed on April 29,1998. These transactions were previously included in the Schedule 13-D filed on December 22,1997.

     On November 12,1997, Joseph Saul made a gift of 300 shares of Cache Common Stock. This was inadvertently omitted from the Form 4 filed on January 9,1998. A Form 5 was filed on May 14,1998, which reported this transaction.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1990, Joseph Saul loaned the Company an aggregate of $1,750,000. All such loans bore interest at the rate of 8 1/2% per annum and matured on January 1, 1994. On December 14, 1993, Joseph Saul agreed to replace the promissory note with a new promissory note, having an interest rate of 7% per annum and a maturity date of January 31, 1997 (the "First Note"), which note was subordinated to the National Westminster Bank loan dated December 15, 1993.

     In 1991, Joseph Saul made a loan to the Company of an additional $250,000, which loan bore interest at the rate of 7 1/2% per annum and was due on January 1, 1994. On December 14, 1993, Joseph Saul agreed to replace the promissory note with a new promissory note (together with the First Note, the "Notes"), which note was subordinated to the National Westminster Bank loan dated December 15, 1993. This note bore interest at the rate of 7% per annum and had a maturity date of January 31, 1997.

     In August 1996, the Company amended and restated its revolving credit facility with Fleet Bank, N.A. (Successor in interest to National Westminister Bank, New Jersey). In connection therewith, Joseph Saul and the Company agreed that the Company would not repay the Notes until such revolving credit facility was terminated and all senior debt thereunder repaid, except that the Company is permitted to repay an aggregate of $1,000,000 on the Notes if the Company's tangible net worth (as defined in the credit agreement) at December 31, 1997 is greater than or equal to $25 million, and to repay an additional $1,000,000 on the Notes if the Company's tangible net worth at December 31, 1998 is greater than or equal to $29 million. The interest rate on the Notes remains 7% per annum, payable annually.

     On December 16, 1994, the Company loaned $170,000 to Roy Smith, Executive Vice President and a Director of the Company and $80,000 to Thomas E. Reinckens, Vice President, Chief Financial Officer and a Director of the Company, in each case for personal reasons. All such loans are with full recourse to the executive, payable on demand from the Company, secured by a pledge of shares of the Company's Common Stock owned by such executive and bear interest at a rate of 9% per annum. The balance (as of April 30,1998) and the highest balance during fiscal 1997 for these loans were $170,000 and $80,000, respectively. There have been no additional borrowings or repayments for these notes since 1994.

     See Also "Executive Compensation--Compensation Committee
Interlocks and Insider Participation."

     As of April 30, 1998, the Sauls beneficially owned in the aggregate 6,382,729 shares of the Company's outstanding Common
Stock, representing approximately 70.21% of the Company's outstanding Common Stock. See "Principal Shareholders and Share
Ownership by Management."

			      SIGNATURES


     Pursuant to the requirement of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 15, 1998            CACHE INC.
				(Registrant)



				By:/s/ Thomas E. Reinckens
				   ------------------------------
				   THOMAS E. REINCKENS
				   Executive Vice President
				   And Chief Financial Officer
				   (Principal Financial and
				    Principal Accounting Officer)