Form 10-Q
period 1998-06-27
CACHE INC
filed 1998-07-31
CIK 350199

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 27, 1998

                                   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from............... to ...............
Commission File Number: 0-10345

                            CACHE, INC.
---------------------------------------------------------------------
           (Exact name of registrant as specified in its Charter)


          Florida                          59-1588181
-------------------------------  --------------------------------
(State or other jurisdiction of  (IRS Employer Identification No.)
 incorporation or organization)

              1460 Broadway, New York, New York         10036
--------------------------------------------------------------------
            (Address of principal executive offices)  (zip code)

                          212-575-3200
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

                         ---------
---------------------------------------------------------------
(Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X      NO
                              -----



             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,091,338
--------------------------       ----------------------------
Class of Stock Outstanding       Outstanding at July 31, 1998

                 CACHE, INC. AND SUBSIDIARIES
                             INDEX




                                                                  PAGE

    CONSOLIDATED FINANCIAL STATEMENTS
       BALANCE SHEETS, JUNE 27, 1998
              AND DECEMBER 27, 1997                                 3


    STATEMENTS OF OPERATIONS
       TWENTY-SIX WEEKS ENDED JUNE 27, 1998
              AND JUNE 28, 1997                                     4
       THIRTEEN WEEKS ENDED JUNE 27, 1998
              AND JUNE 28, 1997                                     5


    STATEMENTS OF CASH FLOWS
       TWENTY-SIX WEEKS ENDED JUNE 27, 1998
              AND JUNE 28, 1997                                     6

    CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          7-9

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS                      10-13


    OTHER INFORMATION:
       EXHIBIT INDEX AND REPORTS ON FORM 8-K                       14
       SIGNATURES                                                  15


                             CACHE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)



                                                                June 27,              December 27,
ASSETS                                                            1998                    1997
                                                            ----------------         -----------------
Current assets:
        Cash and cash equivalents                           $     4,257,000          $      5,892,000
        Receivables                                               1,430,000                 1,573,000
        Notes receivable from related parties                       299,000                   250,000
        Inventories                                              18,157,000                18,219,000
        Deferred income taxes and other assets                      220,000                   220,000
        Prepaid expenses                                            596,000                   528,000
                                                            ----------------         -----------------
              Total current assets                               24,959,000                26,682,000


Property and equipment, net                                      14,967,000                15,869,000

Other assets                                                        257,000                   211,000
Deferred income taxes                                               715,000                   746,000
                                                            ----------------         -----------------
                                                            $    40,898,000          $     43,508,000
                                                            ================         =================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                    $     8,285,000          $     10,737,000
        Income taxes payable                                         58,000                   359,000
        Accrued compensation                                        682,000                   742,000
        Accrued liabilities                                       2,871,000                 3,862,000
                                                            ----------------         -----------------
              Total current liabilities                          11,896,000                15,700,000


Subordinated indebtedness to related party                        2,000,000                 2,000,000
Other liabilities                                                 1,780,000                 1,847,000

Commitments and contingencies


STOCKHOLDERS' EQUITY

       Common stock, par value $.01; authorized, 20,000,000
         shares; issued and outstanding 9,091,338 shares
         at June 27, 1998 and  December 27, 1997                     91,000                    91,000
       Additional paid-in capital                                19,564,000                19,564,000
       Retained earnings                                          5,567,000                 4,306,000
                                                            ----------------         -----------------
              Total stockholders' equity                         25,222,000                23,961,000
                                                            ----------------         -----------------
                                                            $    40,898,000          $     43,508,000
                                                            ================         =================





The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                                   3



                                CACHE, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE TWENTY-SIX WEEKS ENDED
                                       (Unaudited)

                                                                June 27,                  June 28,
                                                                  1998                      1997
                                                            ----------------            --------------
Net sales                                                   $    67,854,000             $  64,417,000
                                                            ----------------            --------------

Costs and expenses
    Cost of sales, including occupancy and buying costs          44,321,000                41,942,000
    Selling, general and administrative expenses                 21,405,000                21,188,000
                                                            ----------------            --------------
                                                                 65,726,000                63,130,000
                                                            ----------------            --------------

Operating income                                                  2,128,000                 1,287,000
                                                            ----------------            --------------
Interest expense
     Related party                                                  (70,000)                  (70,000)
     Other                                                          (14,000)                  (52,000)
                                                            ----------------            --------------
                                                                    (84,000)                 (122,000)
                                                            ----------------            --------------

Interest income                                                      93,000                     9,000
                                                            ----------------            --------------

Income before income taxes                                        2,137,000                 1,174,000

Income tax provision                                                876,000                   481,000
                                                            ----------------            --------------


Net income                                                  $     1,261,000             $     693,000
                                                            ================            ==============




Basic and diluted earnings per share                                 $ .14                     $ .08
                                                            ================            ==============




  Weighted average number of shares and
  share equivalents outstanding                                   9,173,000                 9,100,000
                                                            ================            ==============









The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                           CACHE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THIRTEEN WEEKS ENDED
                                   (Unaudited)



                                                                June 27,                June 28,
                                                                  1998                    1997
                                                              --------------           -------------
Net sales                                                     $  36,520,000            $ 34,111,000
                                                              --------------           -------------

Costs and expenses
    Cost of sales, including occupancy and buying costs          23,542,000              21,891,000
    Selling, general and administrative expenses                 10,961,000              10,808,000
                                                              --------------           -------------
                                                                 34,503,000              32,699,000
                                                              --------------           -------------

Operating income                                                  2,017,000               1,412,000
                                                              --------------           -------------

Interest expense
   Related party                                                    (35,000)                (35,000)
   Other                                                             (2,000)                (17,000)
                                                              --------------           -------------
                                                                    (37,000)                (52,000)
                                                              --------------           -------------

Interest income                                                      60,000                   3,000
                                                              --------------           -------------

Income before income taxes                                        2,040,000               1,363,000

Income tax provision                                                836,000                 559,000
                                                              --------------           -------------


Net income                                                    $   1,204,000            $    804,000
                                                              ==============           =============




Basic and diluted earnings per share                                  $ .13                   $ .09
                                                              ==============           =============





Weighted average number of shares and
share equivalents outstanding                                     9,177,000               9,096,000
                                                              ==============           =============











The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

(/TABLE>





                                             CACHE, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE TWENTY-SIX WEEKS ENDED
                                                     (Unaudited)

                                                                 June 27,                  June 28,
                                                                   1998                      1997
                                                              --------------            --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                    $   1,261,000             $    693,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                               2,012,000                1,857,000
      Deferred income taxes                                          31,000                   14,000
      Accrual (reversal) of future rent escalations                 (34,000)                  18,000

  Change in assets and liabilities:
Decrease in receivables                                             143,000                  271,000
Increase in  notes receivable from related parties                  (49,000)                   ---
Decrease  (increase) in inventories                                  62,000                 (581,000)
(Increase) decrease in prepaid expenses                             (68,000)                 145,000
 Decrease in accounts payable                                    (2,452,000)              (2,925,000)
 Decrease in income taxes payable                                  (301,000)                   ---
 Decrease in accrued liabilities
    and accrued compensation                                     (1,084,000)                (498,000)
                                                              --------------            --------------

   Total changes in assets and liabilities                       (3,749,000)              (3,588,000)
                                                              --------------            --------------

Net cash used in operating activities                              (479,000)              (1,006,000)
                                                              --------------            --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from property and equipment disposals                    23,000                   ---
   Payments for property and equipment                           (1,130,000)              (1,667,000)
                                                              --------------            --------------

Net cash used in investing activities                            (1,107,000)              (1,667,000)

CASH FLOWS FROM FINANCING ACTIVITIES:


   Proceeds from long-term bank debt                                550,000               20,000,000
   Repayment of long-term bank debt                                (550,000)             (18,850,000)
   Other, net                                                       (49,000)                 (10,000)
                                                              --------------            --------------
Net cash (used in)/provided by financing activities                 (49,000)               1,140,000
                                                              --------------            --------------

Net decrease in cash and cash equivalents                        (1,635,000)              (1,533,000)
Cash and cash equivalents, at beginning of period                 5,892,000                2,160,000
                                                              --------------            --------------
Cash and cash equivalents, at end of period                    $  4,257,000             $    627,000
                                                              ==============            ==============






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CACHE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring to present fairly the financial position of the Company at June 27, 1998 and December 27, 1997, and the results of operations for the twenty-six and thirteen week periods ended June 27, 1998 and June 28, 1997 and consolidated statements of cash flows for the twenty-six weeks then ended.

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

     Net income includes all sources of comprehensive income. There were no adjustments for foreign currency translation, unrealized gains(losses)on investments or deferred compensation expense incurred in Fiscal 1998 or Fiscal 1997 results.


2.   BASIC AND DILUTED EARNINGS
     --------------------------

     Basic and diluted earnings per share has been computed based on the weighted average number of shares of common stock outstanding for the twenty-six and thirteen weeks ended June 27, 1998 and June 28, 1997.

     The approximate number of shares used in the computations of basic and diluted earnings per share were 9,173,000 and 9,100,000, for the twenty-six week periods and 9,177,000 and 9,096,000 for the thirteen week periods ended June 27, 1998 and June 28, 1997, respectively.

3.   PROPERTY AND EQUIPMENT
     -----------------------

                                        June 27,       December 27,
                                         1998             1997
                                     ------------      ------------
     Leasehold improvements          $16,686,000       $16,242,000
     Furniture, fixtures and
       equipment                      18,944,000        18,335,000
                                     ------------      ------------
                                      35,630,000        34,577,000
     Less: accumulated depreciation
       and amortization               20,663,000        18,708,000
                                     ------------      ------------

                                     $14,967,000       $15,869,000
                                     ============      ============



4.   ACCRUED LIABILITIES
     -------------------
                                       June 27,        December 27,
                                         1998             1997
                                    ------------       ------------
     Operating Expenses              $  881,000        $1,119,000
     Taxes, other than income taxes     671,000         1,141,000
     Leasehold additions                  ---             160,000
     Other customer deposits          1,319,000         1,442,000
                                    ------------       ------------
                                     $2,871,000        $3,862,000
                                    ============       ============


5.   BANK DEBT
     ----------

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

     There was no outstanding balance on the line of credit at June 27, 1998, and December 27, 1997. The related party debt is subordinated to the bank debt and repayment is subject to terms of the Amended Revolving Credit Facility. The Company is currently in compliance with all covenant requirements.

NOTE 6.  INDEBTEDNESS TO/FROM RELATED PARTIES
         ------------------------------------

     As of June 27, 1998 and December 27, 1997 the Company had outstanding,
(i) a $250,000 long-term loan from a major stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 2000; and (ii) a $1,750,000 loan made by the same stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 2000. Interest on both notes accrue at 7% per year through January 31, 2000. The Company may make a loan repayment on December 31, 1998, subject to the Tangible Net Worth covenant contained in the Amended Revolving Credit Facility.

     On April 27, 1998, the Company loaned an executive $50,000, which is to be repaid in 60 monthly payments. The loan has a stated interest rate of 8.00%. All repayments are current at June 27, 1998.


7.   INCOME TAXES
     ------------

     The effective tax rates for Fiscal 1998 and 1997 are 41.0%.  At June
27, 1998 and December 27, 1997, the Company's deferred tax assets were $935,000 and $966,000, respectively, also, there was no deferred tax liability. The major components of the Company's net deferred taxes at June 27, 1998 are as follows:
                                                     June 27,    December 27,
                                                     1998          1997
                                                 ------------   -------------
Net operating loss carryforwards ("NOL'S") and
 alternative minimum
 tax carryforwards..............................  $   92,000    $   92,000
Deferred rent...................................     839,000       853,000
Inventory cost capitalization...................     128,000       128,000
Other...........................................  (  124,000)   (  107,000)
                                                 ------------   -------------
                                                  $  935,000    $  966,000
                                                 ============   =============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STATEMENT REGARDING FORWARD LOOKING STATEMENTS
----------------------------------------------

     Except for the historical information and current statements contained in this Form 10-Q, certain matters discussed herein, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements that involve risks and uncertainties, including, without limitation, the effect of economic and market conditions and competition, the ability to open new stores and expand into new markets, and risks relating to foreign importing operations, which would cause actual results to differ materially.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary need for capital is to finance new store merchandise inventories, as well as the construction of new stores. During the twenty-six weeks ended June 27, 1998, the Company used cash ($1,635,000) and cash flow from non-cash depreciation expenses ($2,012,000) to repay accounts payable ($2,452,000), and to fund the Company's store expansion and remodeling program ($1,130,000). The Company has reduced bank borrowings during Fiscal 1998, as a result of improved earnings and reduced store openings.

     The Company plans to open approximately five to seven new stores during 1998. The Company opened two new stores in March 1998. The remaining stores are expected to be opened during the second half of 1998. After deducting construction allowances paid to the Company by its landlords, the Company has spent $1,130,000 through June 27, 1998 and expects to spend an additional $1,500,000 in 1998 for both new store and existing store construction and remodeling. The Company closed one store on June 30, 1998, the closure had no material impact on earnings.

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

     Management believes that the Company's internally generated cash flows will be sufficient to meet anticipated requirements for operations and planned expansion during Fiscal 1998. Inventory levels, which are below last year's per store levels, now contains a greater proportion of go-forward fall merchandise, as compared to last year. The Company's current ratio at June 27, 1998 was 2.1 : 1.00; with cash on hand at $4.3 million and no bank borrowings as compared to bank debt of $1.2 million at June 28, 1997. The Company's cash flow from operations is primarily driven by improved earnings and non-cash depreciation charges of $2.0 million for the six month period.


RESULTS OF OPERATIONS
---------------------

     For the twenty-six and thirteen weeks ended June 27, 1998, the 3% increase and 5% increase, respectively in comparative store sales and reductions in several operating expense categories, was partially offset by lower gross margins and slightly higher occupancy costs, resulting in an increase in net income in Fiscal 1998 as compared to Fiscal 1997. The increase in selling, general and administrative expenses was partially offset by reductions in net interest expense, and higher interest income.

     Certain financial data concerning the Company's results of operations for the twenty-six and thirteen week periods ended June 27, 1998 and June 28, 1997, expressed as a percentage of net sales, are as follows:

                                Twenty-six Weeks Ended   Thirteen Weeks Ended
                                ----------------------  ---------------------
                                 June 27,    June 28,   June 27,   June 28,
                                  1998        1997       1998       1997
                                --------    --------    --------   --------
Sales                             100.0%      100.0%     100.0%     100.0%
Cost of sales, including
 occupancy and buying expenses     65.3%       65.1%      64.5%      64.2%
Selling, general and
 administrative expenses           31.5%       32.9%      30.0%      31.7%
Income before taxes                 3.1%        1.8%       5.6%       4.0%
Income tax provision                1.3%        0.7%       2.3%       1.6%
Net income                          1.8%        1.1%       3.3%       2.4%


Sales
-----

     Net sales increased $3,437,000 or 5.3% and $2,409,000 or 7.1%, respectively, during the twenty-six and thirteen week periods ended June 27, 1998, versus the comparable periods in 1997. The increases were primarily due to the comparable store sales increases during the 1998 periods. Comparable store sales increased 3% and 5%, respectively, for the twenty-six and thirteen week periods in 1998, as compared to the comparable periods in 1997.

     Historically, sales at new stores do not achieve the same levels as existing, established stores. New stores generally begin to perform as well as existing stores during their second and third year of operation. Sales on a weighted average basis for the twenty-six and thirteen week periods ended June 27, 1998 and June 28, 1997 were as follows:

                              Twenty-six Weeks Ended    Thirteen Weeks Ended
                             ------------------------  ------------------------
                                June 27,     June 28,     June 27,     June 28,
                                  1998         1997        1998         1997
                             -----------  -----------  -----------  -----------

Sales                        $67,854,000  $64,417,000  $36,520,000  $34,111,000

Weighted Average Stores
 Open During Period                170.0        163.3        170.8        164.8

Net Sales Per Weighted
 Average Number of Stores      $ 399,000    $ 394,000    $ 214,000    $ 207,000

Net Weighted Average Sales
 per square foot               $  192.19    $  190.27    $  103.00    $   99.93

Stores Open at End
 of Period                           171          165          171          165


Costs and expenses
------------------

     Cost of sales, including occupancy and buying costs, increased $2,379,000 or 5.7% for the twenty-six weeks ended June 27, 1998, versus the similar period in 1997. The increase was primarily due to the increase in sales and the related cost of merchandise for those sales, as well as a $388,000 increase in occupancy expenses, primarily due to the additional stores in operation during the 1998 versus 1997. As a percentage of sales, cost of sales, including the occupancy expenses, increased 0.2%, (65.3% versus 65.1%) for the twenty-six week period ended June 27, 1998, versus the comparable period in 1997. The increase was primarily due to higher markdowns in 1998, as a percent of sales. The Company takes markdowns for several reasons such as; changes in customer preference, seasonal adaptation, changes in style or if it is determined merchandise in stock will not sell at its currently marked price.

     Cost of sales, including occupancy and buying costs, increased $1,651,000 or 7.5% for the thirteen weeks ended June 27, 1998, versus the similar 1997 period. The increase was primarily due to the increase in sales and the related cost of the merchandise for those sales, and a $170,000 increase in occupancy, due to the additional stores in operation during 1998 versus 1997. As a percentage of sales, cost of sales, including occupancy and buying expenses, increased 0.3% (64.5% versus 64.2%) for the thirteen weeks ended June 27, 1998, versus the comparable period in 1997. The increase was primarily due to higher markdowns, as a percent of sales, versus the comparable period in 1997.

Selling, general and administrative expenses
--------------------------------------------

     Selling, general and administrative expenses ("S,G&A") increased $217,000 or 1.0% during the twenty-six week period ended June 27, 1998 versus the comparable period in 1997. The increase was primarily due to greater payroll and payroll taxes ($309,000), credit card fees ($47,000), depreciation ($157,000) and licenses and taxes ($59,000), and was partially offset by a reduction in freight expense ($212,000), telephone expense ($56,000), insurance expense ($64,000), and store petty cash ($76,000). As a percentage of sales, these expenses decreased 1.4% (31.5% versus 32.9%) for the twenty-six weeks ended June 27, 1998 versus the similar 1997 period. The decrease was due primarily to the effect of higher comparable store sales, experienced in the current twenty-six week period, upon S,G&A expenses, which are relatively fixed in nature, as well as management's efforts to contain S,G&A expenses.

     Selling, general and administrative expenses increased $153,000 or 1.4% during the thirteen weeks ended June 27, 1998, versus the comparable period in 1997. The increase was due to greater payroll and payroll taxes ($176,000), credit card fees($60,000)and depreciation($108,000), and was partially offset by a reduction in freight expense ($123,000), telephone expense ($37,000) and store petty cash ($30,000). As a percentage of sales, these expenses decreased 1.7% (30.0% versus 31.7%) for the thirteen weeks ended June 27, 1998 versus the similar 1997 period. The decrease was due primarily to the effect of higher comparable store sales, experienced in the current thirteen week period, upon S,G&A expenses, which are relatively fixed in nature, as well as management's efforts to contain S,G&A expenses.

Interest expense
-----------------

     Interest expense decreased $38,000 (31.1%) and $15,000 (28.8%), respectively, for the twenty-six and thirteen week periods ended June 27, 1998 versus the comparable period in 1997, primarily due to reduced bank borrowing and improved earnings in 1998.

Interest income
---------------

     Interest income increased to $93,000 from $9,000 for the twenty-six week period, as well as increasing to $60,000 from $3,000 for the thirteen week period. The increase is primarily due to the higher cash flow levels the Company is currently generating.

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



                                      CACHE, INC.
                                      (Registrant)




July 31, 1998                  BY:  /s/ Thomas E. Reinckens
                                    ----------------------------
                                        Thomas E. Reinckens
                                    On behalf of Cache, Inc.
                                    and in his capacity as
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Principal Accounting Officer)




                               EXHIBIT 11.1
             CALCULATION OF BASIC AND DILUTED EARNINGS PER SHARE

                       (In thousands except per share data)
                                                        TWENTY-SIX                        THIRTEEN
                                                        WEEKS ENDED                     WEEKS ENDED
                                            -----------------------------      -------------------------------
                                               June 27,         June 28,             June 27,       June 28,
                                                 1998             1997                1998            1997
                                            -----------------------------      -------------------------------
EARNINGS
--------
  Net Income Applicable
       to Common Stockholders               $  1,261,000     $   693,000       $    1,204,000    $    804,000
                                            =============================      ===============================


  BASIC EARNINGS PER SHARE
  ------------------------
  Weighted Average Number of
      Common Shares Outstanding                9,091,000       9,091,000            9,091,000       9,091,000

  Assuming Conversion of
       Outstanding Stock Options
       and Stock Warrants                          ---             ---                  ---             ---


  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method                ---             ---                  ---             ---
                                            -----------------------------      -------------------------------
  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                              9,091,000       9,091,000            9,091,000       9,091,000
                                            =============================      ===============================

  Basic Earnings Per Share                         $0.14           $0.08                $0.13           $0.09
                                            =============================      ===============================


  DILUTED EARNINGS PER SHARE
  --------------------------
  Weighted Average Number of
      Common Shares Outstanding                9,091,000       9,091,000            9,091,000       9,091,000

  Assuming Conversion of
       Outstanding Stock Options
       and Stock Warrants                        476,000         150,000              476,000         150,000

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method             (394,000)       (141,000)            (390,000)       (145,000)
                                            -----------------------------      -------------------------------

  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                              9,173,000       9,100,000            9,177,000       9,096,000
                                            =============================      ===============================

  Diluted Earnings Per Share                       $0.14           $0.08                $0.13           $0.09
                                            =============================      ===============================
