Form 10-Q
period 1998-09-26
CACHE INC
filed 1998-11-05
CIK 350199

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 26, 1998

                                   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from............... to ...............
Commission File Number: 0-10345

                            CACHE, INC.
-----------------------------------------------------------------
         (Exact name of registrant as specified in its Charter)

          Florida                          59-1588181
-------------------------------------------------------------------
(State or other jurisdiction of (IRS Employer Identification No.)
 incorporation or organization)

              1460 Broadway, New York, New York         10036
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

                          YES  X     NO
                             ----      ----


             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,091,338
--------------------------       -------------------------------
Class of Stock Outstanding       Outstanding at November 05, 1998

                 CACHE, INC. AND SUBSIDIARIES
                             INDEX




                                                              PAGE

CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS, SEPTEMBER 26, 1998
          AND DECEMBER 27, 1997                                 3


STATEMENTS OF OPERATIONS
   THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1998
          AND SEPTEMBER 27, 1997                                4
   THIRTEEN WEEKS ENDED SEPTEMBER 26, 1998
          AND SEPTEMBER 27, 1997                                5


STATEMENTS OF CASH FLOWS
   THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1998
          AND SEPTEMBER 27, 1997                                6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          7-9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                      10-13


OTHER INFORMATION:
   EXHIBIT INDEX AND REPORTS ON FORM 8-K                       13
   SIGNATURES                                                  14

                                                CACHE, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)



                                                                  September 26,              December 27,
                                                                      1998                       1997
  ASSETS                                                    -------------------       -------------------
  Current assets:
          Cash and equivalents                              $         2,782,000       $         5,892,000
          Receivables                                                 1,480,000                 1,573,000
          Notes receivable from related parties                         297,000                   250,000
          Inventories                                                22,035,000                18,219,000
          Prepaid income taxes and deferred tax assets                  813,000                   220,000
          Prepaid expenses                                              179,000                   528,000
                                                            -------------------       -------------------
                Total current assets                                 27,586,000                26,682,000


  Property and equipment, net                                        15,751,000                15,869,000

  Other assets                                                          567,000                   211,000
  Deferred income taxes                                                 747,000                   746,000
                                                            -------------------       -------------------
                                                            $        44,651,000       $        43,508,000
                                                            ===================       ===================

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
          Accounts payable                                         $ 11,186,000              $ 10,737,000
          Income taxes payable                                          ---                       359,000
          Accrued compensation                                        1,328,000                   742,000
          Accrued liabilities                                         3,518,000                 3,862,000
                                                            -------------------       -------------------
                Total current liabilities                            16,032,000                15,700,000


  Subordinated indebtedness to related party                          2,000,000                 2,000,000
  Other liabilities                                                   1,776,000                 1,847,000

  Commitments and contingencies


  STOCKHOLDERS' EQUITY

         Common stock, par value $.01; authorized, 20,000,000
           shares; issued and outstanding 9,091,338 shares
           at September 26, 1998 and  December 27, 1997                  91,000                    91,000
         Additional paid-in capital                                  19,564,000                19,564,000
         Retained earnings                                            5,188,000                 4,306,000
                                                            -------------------       -------------------
                Total stockholders' equity                           24,843,000                23,961,000
                                                            -------------------       -------------------
                                                                   $ 44,651,000              $ 43,508,000
                                                            ===================       ===================



  The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                                CACHE, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                               FOR THE THIRTY-NINE WEEKS ENDED
                                                         (Unaudited)


                                                                   September 26,             September 27,
                                                                       1998                      1997
                                                                   ------------              ------------
  Net sales                                                        $ 98,817,000              $ 94,654,000
                                                                   ------------              ------------
  Costs and expenses
      Cost of sales, including occupancy and buying costs            65,137,000                62,532,000
      Selling, general and administrative expenses                   32,212,000                31,540,000
                                                                   ------------              ------------
                                                                     97,349,000                94,072,000
                                                                   ------------              ------------

  Operating income                                                    1,468,000                   582,000

  Interest expense
     Related party                                                     (105,000)                 (105,000)
     Other                                                              (14,000)                  (65,000)
                                                                   ------------              ------------
                                                                       (119,000)                 (170,000)
                                                                   ------------              ------------

  Interest and other income                                             145,000                    22,000
                                                                   ------------              ------------

  Income before income taxes                                          1,494,000                   434,000

  Income tax provision                                                  612,000                   178,000
                                                                   ------------              ------------

  Net income                                                       $    882,000              $    256,000
                                                                   ============              ============



  Basic and diluted earnings per share                                    $ .10                     $ .03
                                                                   ============              ============



  Weighted average number of shares and
     share equivalents outstanding                                    9,168,000                 9,102,000
                                                                   ============              ============






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                    CACHE, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     FOR THE THIRTEEN WEEKS ENDED
                                                            (Unaudited)


                                                                   September 26,             September 27,
                                                                       1998                      1997
                                                                   ------------              ------------
  Net sales                                                        $ 30,963,000              $ 30,237,000
                                                                   ------------              ------------
  Costs and expenses
      Cost of sales, including occupancy and buying costs            20,816,000                20,590,000
      Selling, general and administrative expenses                   10,807,000                10,352,000
                                                                   ------------              ------------
                                                                     31,623,000                30,942,000
                                                                   ------------              ------------


  Operating loss                                                       (660,000)                 (705,000)

  Interest expense
     Related party                                                      (35,000)                  (35,000)
     Other                                                                ---                     (13,000)
                                                                   ------------              ------------
                                                                        (35,000)                  (48,000)
                                                                   ------------              ------------

  Interest and other income                                              52,000                    13,000
                                                                   ------------              ------------


  Loss before income tax benefit                                       (643,000)                 (740,000)

  Income tax benefit                                                   (264,000)                 (303,000)
                                                                   ------------              ------------

  Net loss                                                         $   (379,000)             $   (437,000)
                                                                   ============              ============



  Basic loss per share                                                   ($ .04)                   ($ .05)
                                                                   ============              ============




  Weighted average number of shares and
     share equivalents outstanding                                    9,091,000                 9,091,000
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

                                                        5


                                                              CACHE, INC. AND SUBSIDIARIES
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             FOR THE THIRTY-NINE WEEKS ENDED
                                                                      (Unaudited)

                                                                           September 26,           September 27,
                                                                               1998                    1997
                                                                          -------------           -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  -------------------------------------
  Net income                                                              $     882,000           $     256,000
  Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                         2,943,000               2,848,000
        Reversal of future rent escalations                                     (48,000)                (54,000)

  Change in assets and liabilities:
  ---------------------------------
  Decrease (increase) in receivables                                             93,000                (213,000)
  Increase in notes receivable from related parties                             (47,000)                  ---
  Increase in inventories                                                    (3,816,000)             (2,189,000)
  Increase in prepaid income taxes and deferred tax assets                     (594,000)               (347,000)
  Decrease in prepaid expenses                                                  349,000                 254,000
  Decrease in income taxes payable                                             (359,000)                  ---
  Increase in accounts payable                                                  449,000                 801,000
  Increase (decrease) in accrued liabilities and accrued compensation          (112,000)                434,000
                                                                          -------------           -------------
     Total changes in assets and liabilities                                 (4,037,000)             (1,260,000)
                                                                          -------------           -------------
  Net cash (used in) provided by operating activities                          (260,000)              1,790,000
                                                                          -------------           -------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  -------------------------------------
     Payments for property and equipment                                     (1,765,000)             (2,410,000)
     Purchase of Lillie Rubin, net                                           (1,104,000)                  ---
     Proceeds from property and equipment disposals                              23,000                  41,000
                                                                          -------------           -------------
  Net cash used in investing activities                                      (2,846,000)             (2,369,000)
                                                                          -------------           -------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  -------------------------------------
     Long-term bank debt additional borrowings                                1,050,000              23,700,000
     Long-term bank debt principal repayments                                (1,050,000)            (23,700,000)
     Other, net                                                                  (4,000)                (74,000)
                                                                          -------------           -------------
  Net cash used in financing activities                                          (4,000)                (74,000)
                                                                          -------------           -------------
  Net decrease in cash and cash equivalents                                  (3,110,000)               (653,000)
  Cash and cash equivalents, at beginning of period                           5,892,000               2,160,000
                                                                          -------------           -------------
  Cash and cash equivalents, at end of period                             $   2,782,000           $   1,507,000
                                                                          -------------           -------------



  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      CACHE, INC. & SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring, to present fairly the financial position of the Company at September 26, 1998 and December 27, 1997, and the results of operations for the thirty-nine and thirteen week periods ended September 26, 1998 and September 27, 1997 and consolidated statements of cash flows for the thirty-nine weeks then ended.

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


2.   BASIC AND DILUTED EARNINGS
     --------------------------

     Basic and diluted earnings per share has been computed based on the weighted average number of shares of common stock outstanding for the thirty-nine and thirteen weeks ended September 26, 1998 and September 27, 1997.

     The approximate number of shares used in the computations of basic and diluted earnings per share were 9,168,000 and 9,102,000, for the thirty-nine week periods and 9,091,000 and 9,091,000 for the thirteen week periods ended September 26, 1998 and September 27, 1997, respectively.

3.   ACQUISITION OF LILLIE RUBIN
     ---------------------------

     On August 10, 1998, the Company completed the acquisition of certain assets of Lillie Rubin Fashions, Inc., a retailer of women's apparel and accessories for approximately $1,431,000, including expenses related to the acquisition. The purchase was financed by internal cash flows. The acquisition of Lillie Rubin was accounted for as a purchase as of August 10, 1998 and the results of operations of Lillie Rubin have been included since that date. The Company allocated approximately $1,075,000 to property and equipment, $150,000 to trademarks and the remaining portion of the purchase price which exceeded the fair value of net assets acquired by $206,000, was recorded as goodwill and is being amortized over 10 years.


4.   PROPERTY AND EQUIPMENT
     ----------------------
                                     September 26,     December 27,
                                         1998             1997
                                     -------------     ------------

     Leasehold improvements          $17,330,000       $16,242,000
     Furniture, fixtures and
       equipment                      20,014,000        18,335,000
                                     -------------     ------------
                                      37,344,000        34,577,000
     Less: accumulated depreciation
       and amortization               21,593,000        18,708,000
                                     -------------     ------------
                                     $15,751,000       $15,869,000
                                     =============     ============


5.   ACCRUED LIABILITIES
     -------------------
                                     September 26,     December 27,
                                         1998             1997
                                     -------------     ------------

     Operating expenses              $ 1,131,000       $1,119,000
     Taxes, other than income taxes      797,000        1,141,000
     Leasehold additions                 200,000          160,000
     Other customer deposits           1,390,000        1,442,000
                                     -------------     ------------
                                     $ 3,518,000       $3,862,000
                                     =============     ============

6.   BANK DEBT
     ---------

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

     There was no outstanding balance on the line of credit at September 26, 1998, and December 27, 1997. The related party debt is subordinated to the bank debt and repayment is subject to terms of the Amended
Revolving Credit Facility. The Company is currently in compliance with all covenant requirements.

7.   INDEBTEDNESS TO/FROM RELATED PARTIES
     ------------------------------------

     As of September 26, 1998 and December 27, 1997 the Company had outstanding, (i) a $250,000 long-term loan from a major stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 2000; and (ii) a $1,750,000 loan made by the same stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 2000. Interest on both notes accrue at 7% per year through January 31, 2000. The Company may make a loan repayment on December 31, 1998, subject to the Tangible Net Worth covenant contained in the Amended Revolving Credit Facility.

     On April 27, 1998, the Company loaned $50,000 to an employee, and is to be repaid in 60 monthly payments. The loan has a stated interest rate of 8.00%. All repayments are current as of September 26, 1998.


8.   INCOME TAXES
     ------------

     The effective tax rates for Fiscal 1998 and 1997 are 41.0%. At September 26, 1998 and December 27, 1997, the Company's deferred tax assets were $996,000 and $966,000, respectively, and there was no deferred tax liability. The major components of the Company's net deferred taxes at September 26, 1998 are as follows:
                                                  September 26,  December 27,
                                                     1998          1997
                                                  ------------- -------------
Net operating loss carryforwards ("NOL'S") and
 alternative minimum
 tax carryforwards..............................  $   84,000    $   92,000
Deferred rent...................................     833,000       853,000
Inventory cost capitalization...................     165,000       128,000
Other...........................................  (   86,000)   (  107,000)
                                                  ------------- -------------
                                                  $  996,000    $  966,000
                                                  ============= =============

9.   CONTINGENCIES
     -------------

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary need for capital is to finance new store merchandise inventories, as well as the construction of new stores. During the thirty-nine weeks ended September 26, 1998, the Company used cash ($3,110,000) and cash flow from non-cash depreciation expenses ($2,943,000) as well as an increase in accounts payable ($449,000), to fund the Company's store expansion and remodeling program ($2,844,000)as well as the related increase in store inventories ($3,816,000). The Company has reduced bank borrowings during Fiscal 1998, as a result of improved earnings.

     On August 10, 1998, the Company purchased twelve Lillie Rubin stores, as well as certain assets of Lillie Rubin Fashions, Inc. The purchase of these stores resulted in an increase in property, equipment and inventory of approximately $2,500,000. The stores were closed at the time of the purchase and were re-opened on September 11, 1998.

     The Company opened two new Cache stores in March 1998 and two new Cache stores in September 1998. Excluding the Lillie Rubin stores, the Company has spent approximately $1,750,000 (net of landlord construction allowances), through September 26, 1998 and expects to spend an additional $500,000 for capital expenditures during the fourth quarter of Fiscal 1998. The Company closed one store on June 30, 1998, the store closure had no material impact on earnings.

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Company presently believes that, with modifications to existing software already underway and converting to new software, where necessary, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The Company has initiated a testing project to verify that all systems are Year 2000 compliant. This testing is expected to be completed in early 1999. The Company does not believe the cost of this testing to be material. Despite all efforts, however, there is no guarantee that these systems will be Year 2000 compliant under all circumstances. The failure of one or more critical systems to be Year 2000 compliant could have a material adverse effect on the results of the Company's operations.

     Management believes that the Company's internally generated cash flows will be sufficient to meet anticipated requirements for operations and planned
expansion during Fiscal 1998.   The Company's current ratio at September 26,
1998 was 1.72 : 1.00; with cash on hand of $2.8 million as compared to cash on hand of $1.5 million at September 27, 1997. The Company's cash flow from operations is primarily driven by improved earnings and non-cash depreciation charges of $2.9 million for the thirty-nine week period.


RESULTS OF OPERATIONS
---------------------

     For the thirty-nine and thirteen weeks ended September 26, 1998, the 2% increase and no increase, respectively, in comparative store sales, reductions in several operating expense categories, and higher gross margins was partially offset by slightly higher occupancy costs, resulting in an increase in net income in Fiscal 1998 as compared to Fiscal 1997. The increase in selling, general and administrative expenses was partially offset by reductions in interest expense, and higher interest income.

     Certain financial data concerning the Company's results of operations for the thirty-nine and thirteen week periods ended September 26, 1998 and September 27, 1997, expressed as a percentage of net sales, are as follows:

                                Thirty-nine Weeks Ended Thirteen Weeks Ended
                                ----------------------- --------------------
                                Sept. 26,   Sept. 27,   Sept. 26,  Sept. 27,
                                  1998        1997        1998       1997
                                ---------   ---------   ---------  ---------
Sales                             100.0%      100.0%     100.0%     100.0%
Cost of sales, including
 occupancy and buying expenses     65.9%       66.1%      67.2%      68.1%
Selling, general and
 administrative expenses           32.6%       33.3%      34.9%      34.2%
Income (loss) before taxes          1.5%        0.5%      (2.1%)     (2.4%)
Income tax provision (benefit)      0.6%        0.2%      (0.9%)     (1.0%)
Net income (loss)                   0.9%        0.3%      (1.2%)     (1.4%)


Sales
-----

     Net sales increased $4,163,000 or 4.4% and $726,000 or 2.4%, respectively, during the thirty-nine and thirteen week periods ended September 26, 1998, versus the comparable periods in 1997. The increases were primarily due to the comparable store sales increases during the 1998 periods. Comparable store sales increased 2%, for the thirty-nine week period and were flat for the thirteen week period in 1998, as compared to the comparable periods in 1997.
The number of stores open increased to 184 stores as of September 26, 1998, from 166 stores in operation as of September 27, 1997. Twelve of these stores are the Lillie Rubin stores, acquired in August 1998.

Costs and expenses
------------------

     Cost of sales, including occupancy and buying costs, increased $2,605,000 or 4.2% for the thirty-nine weeks ended September 26, 1998, versus the similar period in 1997. The increase was primarily due to the increase in sales and the related cost of merchandise for those sales, as well as a $686,000 increase in occupancy expenses, primarily due to the additional stores in operation during the 1998 versus 1997. As a percentage of sales, cost of sales, including the occupancy expenses, decreased 0.2%, (65.9% versus 66.1%) for the thirty-nine week period ended September 26, 1998, versus the comparable period in 1997. The decrease was primarily due to higher initial markups in 1998, as compared to 1997.

     Cost of sales, including occupancy and buying costs, increased $226,000 or 1.1% for the thirteen weeks ended September 26, 1998, versus the similar 1997 period. The increase was primarily due to the increase in sales and the related cost of the merchandise for those sales, and a $298,000 increase in occupancy, due to the additional stores in operation during 1998 versus 1997. As a percentage of sales, cost of sales, including occupancy and buying expenses, decreased 0.9% (67.2% versus 68.1%) for the thirteen weeks ended September 26, 1998, versus the comparable period in 1997. The decrease was primarily due to higher initial markups in 1998, as compared to 1997.


Selling, general and administrative expenses
--------------------------------------------

     Selling, general and administrative expenses ("S,G&A") increased $672,000 or 2.1% during the thirty-nine week period ended September 26, 1998 versus the comparable period in 1997. The increase was primarily due to greater payroll and payroll taxes ($704,000), credit card fees ($96,000), depreciation ($97,000), licenses and taxes ($94,000)and store promotional expenses ($70,000), and was partially offset by a reduction in freight expense ($287,000), and store petty cash ($87,000). As a percentage of sales, these expenses decreased 0.7% (32.6% versus 33.3%) for the thirty-nine weeks ended September 26, 1998 versus the similar 1997 period. The decrease was due primarily to the effect of higher comparable store sales, experienced in the current thirty-nine week period, upon S,G&A expenses, which are relatively fixed in nature, as well as management's efforts to contain S,G&A expenses.

     Selling, general and administrative expenses increased $455,000 or 4.4% during the thirteen weeks ended September 26, 1998, versus the comparable period in 1997. The increase was due to greater payroll and payroll taxes ($395,000), credit card fees($49,000), insurance ($43,000), licenses and taxes ($35,000), and travel ($35,000), and was partially offset by a reduction in freight expense ($75,000), and depreciation ($60,000). As a percentage of sales, these expenses increased 0.7% (34.9% versus 34.2%) for the thirteen weeks ended September 26, 1998 versus the similar 1997 period. The increase was due primarily to the effect of flat comparable store sales, experienced in the current thirteen week period, upon S,G&A expenses, which are relatively fixed in nature.

Interest expense
----------------

     Interest expense decreased $51,000 (30.0%) and $13,000(27.1%),respectively, for the thirty-nine and thirteen week periods ended September 26, 1998 versus the comparable period in 1997, primarily due to reduced bank borrowing and improved earnings in 1998.

Interest income
---------------

     Interest income increased to $145,000 from $22,000 for the thirty-nine week period, as well as increasing to $52,000 from $13,000 for the thirteen week period. The increase is primarily due to the higher cash flow levels the Company is currently generating.

Income taxes
------------

     The Company's effective tax rate is approximately 41%, for Fiscal 1998 and 1997, respectively.




PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The annual meeting of shareholders of the Company was held on October 13, 1998.

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



                                      CACHE, INC.
                                      (Registrant)




November 05, 1998               BY:  /s/ Thomas E. Reinckens
                                    ----------------------------
                                        Thomas E. Reinckens
                                    On behalf of Cache, Inc.
                                    and in his capacity as
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Principal Accounting Officer)

                                      EXHIBIT 11.1
               CALCULATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE

                        (In thousands except per share data)

                                                    THIRTY- NINE                   THIRTEEN
                                                     WEEKS ENDED                   WEEKS ENDED
                                            ---------------------------     ---------------------------
                                            September 26, September 27,     September 26, September 27,
                                                1998          1997              1998          1997
                                            ---------------------------     ---------------------------
  EARNINGS
  Net Income (Loss) Applicable
       to Common Stockholders               $  882,000     $  256,000       $ (379,000)    $ (437,000)
                                            =============  ============     =============  ============

  BASIC EARNINGS PER SHARE
  ------------------------
  Weighted Average Number of
      Common Shares Outstanding              9,091,000      9,091,000        9,091,000      9,091,000



  Assuming Conversion of
       Outstanding Stock Options
       and Stock Warrants                        ---            ---              ---            ---

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method              ---            ---              ---            ---
                                            -------------  ------------     -------------  ------------
  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                            9,091,000      9,091,000        9,091,000      9,091,000
                                            =============  ============     =============  ============
  Basic Earnings (Loss) Per Share                $0.10          $0.03           ($0.04)        ($0.05)
                                            =============  ============     =============  ============
  DILUTED EARNINGS PER SHARE
  Weighted Average Number of
      Common Shares Outstanding              9,091,000      9,091,000        9,091,000      9,091,000

  Assuming Conversion of
       Outstanding Stock Options
       and Stock Warrants                      476,000        150,000            ---            ---

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method           (399,000)      (139,000)           ---            ---
                                            -------------  ------------     -------------  ------------
  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                            9,168,000      9,102,000        9,091,000      9,091,000
                                            =============  ============     =============  ============
  Diluted Earnings (Loss) Per Share              $0.10          $0.03           ($0.04)        ($0.05)
                                            =============  ============     =============  ============

                                                               15