Form 10-K405
period 1999-01-02
CACHE INC
filed 1999-03-26
CIK 350199

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-K

(Mark One)

  X   Annual Report pursuant to Section 13 or 15 (d) of the Securities
----- Exchange Act of 1934 (No fee required)
For the fiscal year ended                        January 2, 1999
                                    or

      Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
------
                       Commission file number 0-10345
                                              -------

                                   Cache, Inc.
------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          Florida                                      59-1588181
---------------------------------           ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization

            1460 Broadway, New York, New York           10036
-----------------------------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:   (212) 575-3200

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $.01 par value
------------------------------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                       Yes    X            No
                            ------             ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

As of February 28, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price in the NASDAQ National Market)was approximately $19.0 million.

As of February 28, 1999, 9,091,338 common shares were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Certain information included in the Registrant's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Stockholders has been incorporated by reference into Part III (Items 10, 11, 12, and 13) of this report on Form 10-K.

                                CACHE, INC.

                          FORM 10-K ANNUAL REPORT

                              JANUARY 2, 1999

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

GENERAL
--------

     Cache, Inc. (together with its subsidiaries, the "Company") is a specialty retailer which operates stores selling women's apparel and accessories under the trade names "Cache" and "Lillie Rubin." As of February 28, 1999, the Company operated 184 stores. The Company operates using two formats:

     CACHE. Founded in 1975, Cache stores specialize in the sale of fashion women's apparel (including dresses and sportswear), as well as accessories, in the better to expensive price range, focusing on social occasion dressing from informal get-togethers to formal black-tie affairs. At February 28, 1999, the Company operated 172 Cache stores.
     The Company plans to add approximately 10 new Cache stores in Fiscal 1999.

     LILLIE RUBIN. The Company acquired the leases to 12 stores in August 1998, as well as certain assets including all Lillie Rubin trademarks and copyrights. Lillie Rubin offers sophisticated high fashion women's apparel (primarily dresses) and accessories, in the better to expensive price range, focusing on special occasion dressing. At February 28, 1999, the Company operated 12 Lillie Rubin stores. The Company will open several new Lillie Rubin stores in Fiscal 1999.

     The Company's stores currently operate in 37 states, as well as in Puerto Rico and the District of Columbia. Stores are concentrated in large metropolitan and suburban areas and are located in the finest shopping malls in the country. The typical store averages 2,000 square feet and sells better sportswear, evening wear and upscale accessories.

     The Company was incorporated in the state of Florida on April 25, 1975. The Company's principal executive offices are located at 1460 Broadway, New York, New York 10036 and its telephone number is (212) 575-3200.

MERCHANDISING
-------------

     The Company's merchandise assortment in the Cache store format is classified under three major categories: sportswear, dresses and accessories. The sportswear classification is the largest segment of merchandise.
It encompasses sportswear separates, casual wear, collections, day and evening suitings. Average sportswear price points range from $50 to $350. The dress category includes both long and short dresses, available primarily for after five and social occasion dressing. The dress category also includes, to a lesser degree, day dress classifications. Average price points of Cache's dresses range from $125 to approximately $450. Cache accessories focus on key classifications including jewelry, belts, hats and handbags. The average price points on accessories range from $50 to $150. Gross margins do not vary significantly between the three major merchandise categories. Sales by category, (as a percent of total sales), have not varied significantly over the past several years. Fully allocated gross income percentages by classification have not varied significantly by year.

     The Lillie Rubin stores carry merchandise assortments under the same three categories, dresses, sportswear and accessories. However, Lillie Rubin stores offer more dresses than a typical Cache store and at price points approximately 25% higher than Cache. The Lillie Rubin customer tends to be more mature and has more disposable income than the average Cache customer.

     The following table sets forth the percentage of net sales by merchandise classification;

                                   Fiscal         Fiscal         Fiscal
Merchandise Classification          1998           1997           1996
--------------------------         ------         ------         ------

Sportswear                          53.0%          53.0%          54.0%
Dresses                             38.1%          38.4%          37.5%
Accessories                          8.9%           8.6%           8.5%
                                   ------         ------         ------
                                   100.0%         100.0%         100.0%
                                   ======         ======         ======

     The Company's buyers work closely with the designers, merchandisers, and stylists in the apparel market, to develop and create new and exciting products. The buying department generally places an order with a vendor for a specific number of articles based on historical records and its impressions of how well the articles will be received by our customers. After the order is written, the planning department distributes the merchandise based on historical data, sales patterns, store size, location, demographics and seasonality. Internally, the Company groups its stores based primarily on annual sales volumes and geographic location in order to distribute merchandise. The Company also utilizes a basic core resource structure where core merchandise is sold by all stores, while more discrete purchases are made from select vendors and placed in different stores so as to enable the Company to provide diverse merchandise choices at different locations.

     Inventory levels and styles are evaluated weekly to determine any slow-moving merchandise. In general, the Company permanently marks items down as a result of change in customer preference, seasonality and if inventory levels exceed customer demand. Generally, the Company does not offer timed promotional sales.

     During Fiscal 1998, the Company purchased merchandise from more than 500 suppliers located in North America, Europe and Asia, as compared to approximately 500 such suppliers in 1997.

     In Fiscal 1998, the Company purchased approximately 98% of the merchandise sold from domestic vendors and approximately 2% from foreign vendors. At the present time, the Company does not anticipate it will purchase in 1999 more than 10% of the merchandise from foreign vendors. The Company's importing operations are subject to the contingencies generally associated with foreign operations, including fluctuations in currency values, customs duty increases and quota limitations. These importing contingencies have not had nor are expected to have a material impact on the Company's operating results.


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


STORE LOCATION AND EXPANSION
----------------------------

     As of February 28, 1999, the Company operated 184 stores located in 37
states, as well as Puerto Rico and the District of Columbia.   The following
table sets forth the stores that were open as of such date and the states in which such stores are located.

     Alabama        3     Louisiana      5    Ohio             8
     Arizona        4     Maryland       4    Oklahoma         2
     California    18     Massachusetts  6    Oregon           2
     Colorado       1     Michigan       4    Pennsylvania     7
     Connecticut    3     Minnesota      1    Rhode Island     1
     Delaware       1     Mississippi    1    South Carolina   3
     Florida       28     Missouri       1    Tennessee        5
     Georgia        5     Nebraska       1    Texas           16
     Hawaii         1     Nevada         5    Virginia         5
     Illinois       5     New Jersey    12    Washington       2
     Indiana        1     New Mexico     1    Wisconsin        1
     Kansas         2     New York      11    Washington, D.C. 1
     Kentucky       2     North Carolina 4    Puerto Rico      1

     The Company opened the first 12 Lillie Rubin stores and 4 new Cache stores in 1998. Included in the 1998 Cache store openings were locations in Newark, DE; Bethesda, MD; West Nyack, NY and Lafayette, LA. The Company expects to open approximately 10 to 15 Cache and Lillie Rubin stores during 1999. The Company continually reviews locations for possible new stores. Store locations are selected on the basis of several factors, including selection of a dominant fashion mall or malls within a specific geographic area, demographics, principal and "anchor" stores in the mall, location of the store within the mall, the types of other specialty stores located in the mall and terms of the lease. The following table presents information reflecting store openings and closings over the last five years:

            Stores        Stores        Stores       Stores
            Open at       Opened        Closed       Open at
            begin. of     during        during       end of      Total
   Fiscal   Fiscal        Fiscal        Fiscal       Fiscal      square
   year     year          year          year         year        footage
   ------   ---------     ------        ------       -------     -------

   1994      111            22            3          130         270,000
   1995      130            24            2          152         316,000
   1996      152            14            5          161         334,000
   1997      161             8            -          169         351,000
   1998      169            16(1)         1          184         390,000

(1)  Includes 12 Lillie Rubin stores opened in September 1998.


     During 1998, the Company remodeled two stores. The Company expects to continue remodeling selected stores during 1999. Most store remodels take from four to six weeks to complete, but rarely require closing the store. The Company spent approximately $170,000 in Fiscal 1998 to remodel two stores.
The Company spent $715,000 (3 stores) and $638,000 (4 stores) on remodeling, in Fiscal 1997 and 1996, respectively. The Company closed one store in 1998. The Company closed no stores in Fiscal 1997, and five stores in Fiscal 1996. None of the store closings had a material effect on the Company's financial statements.

     The Company currently has 390,000 square feet of store space as of February 28, 1999 including 39,000 square feet of store space added during Fiscal 1998. The Company also added 17,000 and 18,000 square feet of store space in Fiscal 1997 and 1996, respectively. During Fiscal 1999, the Company expects to open approximately 10 to 15 new stores, which would add approximately 50,000 square feet of store space, bringing total store square footage to approximately 440,000 square feet. See "Management's Discussion and Analysis - Liquidity and Capital Resources" for a discussion of the restrictions on capital expenditures in the Company's Revolving Credit Agreement.

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


STORE OPERATIONS
----------------

     Control over store operations is the responsibility of the Executive Vice President of Store Operations, who is assisted by three Regional Vice Presidents and seventeen District Managers. A typical store is staffed by a manager, co-manager, an assistant manager and a number of full and part- time sales personnel. Special emphasis is placed on the recruitment of fashion-conscious and career-oriented sales personnel. The Company trains the majority of new store managers in designated training stores. The Company trains most new store sales personnel on the job, stressing the Company's concept of fashion and responsiveness to customer needs. Store personnel are provided centralized guidance on merchandising presentation including regular updates on fashion trends in the coming seasons.

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

     The Company targets specific hourly sales performance from its sales team, the store manager, the co-managers, assistant managers and sales associates. Assisted by its preferred customer tracking system, management encourages store personnel to identify and maintain contact with customers, with the objective of converting infrequent shoppers into loyal clients.

     Customer service is one of the most important responsibilities of our employees. Sales associates are encouraged to inform regular customers of new articles which may be of interest to them and provide customers with assistance in coordinating wardrobe selections. Our systems allow a customer the ability to special order for overnight delivery at her home any merchandise available in its chain through its automated special order system. The Company also offers a liberal return policy, which it believes is comparable to those offered by better department stores and other specialty retail stores. The Company encourages store management to become involved in community affairs and to make contacts outside the work place to develop potential customers. Stores are encouraged to participate in local charity fashion shows to enhance name recognition and meet potential customers. Select stores host trunk shows several times each year to present certain merchandise to customers.


INFORMATION SYSTEMS
-------------------

     The Company invests in technology for the future through both hardware and software investments. The Company's point of sale store computer system (the "POS System") offers a fully integrated device with customized software designed to help the Company maximize its business. The POS System enables cash register/terminals located in each store the ability to communicate with the host computer at the corporate office in New York. The software includes a preferred customer tracking system, which allows sales associates and store management to review customer purchases and also to maintain customer contact with the objective of making an infrequent shopper a regular customer. The system has been modified and customized to allow the Company the ability to market particular sales events to those customers who would most likely be interested in the special event.

     The Company has a special order system which is designed to permit it to provide maximum customer services and, at the same time, minimize its inventory investment. The system tracks the availability of merchandise throughout the chain including information on choice of colors available.

     The Company's POS System also provides many administrative functions including payroll, merchandise receipt and store merchandise transfers as well as featuring a complete price look-up function.

     The Company's Home Office systems are also designed to maximize efficiency. Particular emphasis has been placed on the development of support systems to enhance the Company's return on its merchandise inventory. These systems include automated tracking of fast selling merchandise, stock replenishment based upon store inventory turn and sales statistics, a merchandise test tracking system which allows buyers to review quickly, even on a daily basis, customers' response to merchandise purchased on a test basis for possible reorder, automated transfer analysis and a complete gross margin analysis by merchandise vendor, as well as gross margin department analysis systems.

ADVERTISING AND PROMOTION
-------------------------

     The Company's primary advertising tools are advertisements in print media, including Vogue, a national high fashion magazine. The Company spent $429,000, $416,000 and $418,000 on advertising in Fiscal 1998, 1997 and 1996, respectively.


EMPLOYEE RELATIONS
------------------

     As of February 28, 1999, the Company had approximately 1,500 employees, of whom 800 were full-time employees and 700 were part-time employees. None of these employees are represented by a labor union. The company considers its employee relations to be satisfactory.


COMPETITION
-----------

     The sale of women's apparel is a highly competitive business.   The
Company competes with department stores and other retailers of women's apparel in proximity to the Company's stores. The Company's approach to retailing has been to concentrate on securing prime locations and to cater to the high end of the women's fashion market through innovative and distinctive design of its physical facilities, the purchasing of high- quality and well-coordinated inventory and the rendering of personalized service to the customer. Merchandise is sold for cash, check or by third party credit card.


TRADEMARKS AND SERVICE MARKS
----------------------------

     The Company is the owner in the United States of the trademark and service mark "Cache", as well as, the trademark and service mark "Lillie Rubin". These marks are registered with the United States Patent and Trademark Office. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. The Company's rights in the "Cache" mark and "Lillie Rubin" mark are a significant part of the Company's business. Accordingly, the Company intends to maintain its marks and the related registrations. The Company is not aware of any material claims of infringement or other challenges to the Company's right to use its marks in the United States.

ITEM 2. PROPERTIES

     All but 2 of the Company's 184 stores are located in shopping malls. Existing stores contain from approximately 1,300 to 3,900 square feet, with the typical store averaging 2,000 square feet. The Company conducts all of its retail operations in leased facilities. Rental terms usually include a fixed minimum rent plus a percentage rent based on sales in excess of a specified amount. In addition, there is generally a charge incurred for one or more of the following: common area maintenance, utility consumption, promotional activities and/or advertising, insurance and real estate taxes. The leases expire at various dates through 2009. The Company renegotiated lease terms on seven stores in 1998, six leases of which were due to expire in 1999. The Company has several leases which contain fixed escalation clauses which are reflected in the financial statements over the life of each lease.

     For further information with respect to leased facilities, see Item 1, "Stores", Note 8 of the Notes to Consolidated Financial Statements and the tables below.

     The following table shows the number of leases for stores in operation as of February 28, 1999, which expire during the periods indicated.


                                             Number of
                                               Leases
                Fiscal Years Ending           Expiring
                -------------------          ---------

                Present - 2001.....              29
                2002 - 2004........              73
                2005 - 2007........              65
                2008 - 2009........              17
                                             ----------
                                                184
                                             ==========

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

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

     The Company's executive officers are as follows:

  Name                 Age      Position
  ----                 ---      --------

  Andrew Saul          52       Chairman of the Board and Director

  Roy Smith            60       Executive Vice President/
                                Director of Store Operations and Director

  Thomas Reinckens     45       Executive Vice President/Chief Financial
                                Officer and Director

  Mae Soo Hoo          44       Executive Vice President/General
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

     Roy Smith joined the Company on December 30, 1986 as Vice President/ Director of Store Operations and was appointed Executive Vice President in October 1990. He was appointed to the Board of Directors on February 27, 1993.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended January 2, 1999.

                                 PART II
                                 -------


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

    (a) The principal market in which the Company's Common Stock is being traded is the NASDAQ National Market System. The stock symbol is CACH. The price range of the high and low bid information for the Company's Common Stock during 1998 and 1997, by fiscal quarters, are as follows:



                          Fiscal 1998              Fiscal 1997
                          -----------              -----------
Fiscal Period            High      Low            High      Low
-------------            ----      ---            ----      ---

First Quarter          $ 3.94     $ 3.03        $ 5.00     $ 3.13

Second Quarter         $ 5.50     $ 3.44        $ 3.94     $ 3.00

Third Quarter          $ 6.50     $ 3.84        $ 3.63     $ 3.00

Fourth Quarter         $ 5.38     $ 3.19        $ 4.13     $ 2.94



     Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

    (b) As of February 28, 1999, there were approximately 700 holders of record of the Company's Common Stock.

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


                                                          CACHE, INC. AND SUBSIDIARIES
                                                   STORE DATA AND OPERATING RESULTS
                                                                 FISCAL YEAR ENDED     (1)

                                        -------------------------------------------------------------
                                        JANUARY 2, DECEMBER 27,DECEMBER 28,DECEMBER 30, DECEMBER 31,
                                        1999  (1)      1997        1996        1995         1994
                                        -------------------------------------------------------------
                                                      (in thousands, except store and per share data)
STORE DATA:
-----------

   # OPEN AT END OF PERIOD                     184         169         161          152         130

   # OPEN AT BEGINNING OF PERIOD               169         161         152          130         111

   # OPENED DURING PERIOD                       16           8          14           24          22

   # CLOSED DURING PERIOD                        1          --           5            2           3

    AVERAGE SALES PER SQUARE  FOOT (3)     $403.00     $397.00     $401.00      $412.00     $431.00

    COMPARABLE STORE SALES INCREASE (4)          2%          1%        FLAT           1%          6%

OPERATING RESULTS:
------------------

    NET SALES                             $146,831    $135,791    $128,986     $120,567    $104,714
                                        -------------------------------------------------------------
    GROSS INCOME                            51,572      46,599      43,301       40,343      36,273

    STORE OPERATING, GENERAL AND
        ADMINISTRATIVE EXPENSES             44,975      42,417      39,778       36,803      30,553
                                        ------------------------------------------------------------
    OPERATING INCOME                         6,597       4,182       3,523        3,540       5,720

    OTHER INCOME (LOSS)                        227          42           7           56         (66)
    INTEREST EXPENSE                          (154)       (214)       (383)        (564)       (273)
                                        ------------------------------------------------------------
    INCOME BEFORE INCOME TAXES               6,670       4,010       3,147        3,032       5,381

    INCOME TAX PROVISION                     2,735       1,645       1,181        1,120         568
                                        ------------------------------------------------------------
    NET INCOME                              $3,935      $2,365      $1,966       $1,912      $4,813
                                        ============================================================

EARNINGS  PER  SHARE:
---------------------

    BASIC AND DILUTED EARNINGS PER SHAR      $0.43       $0.26       $0.22        $0.21       $0.53

    CASH DIVIDENDS                              --          --          --           --          --

    WEIGHTED AVERAGE SHARES OUTSTANDING      9,170       9,103       9,107        9,127       8,793


FOOTNOTES

(1) - Results for the Fiscal year ended January 2, 1999 include 53 weeks. Results for all other periods presented include 52 weeks.

(2) - Weighted average shares for the Fiscal years ended January 2, 1999, December 27, 1997, December 28, 1996, December 30,1995, and December 31, 1994, include 79,000; 12,000; 16,000; 36,000; and 444,000; shares respectively, due to the potential exercise of outstanding stock options that were outstanding and exercisable in Fiscal 1998, 1997, 1996, 1995, and 1994, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share".

(3) - Average sales per square foot are calculated by dividing net sales by the weighted average store square footage available.

(4) - Comparable store sales data are calculated based on the net sales of stores open at least 12 full months at the beginning of the period for which the data are presented.

                                                          CACHE, INC. AND SUBSIDIARIES
                                                                  BALANCE SHEET DATA
                                                                 FISCAL YEAR ENDED
                                        ------------------------------------------------------------
                                        JANUARY 2, DECEMBER 27,DECEMBER 28,DECEMBER 30, DECEMBER 31,
                                           1999        1997        1996        1995         1994
                                        ------------------------------------------------------------
                                                    (in thousands, except ratios and per share data)

         CURRENT ASSETS                    $35,273     $26,682     $23,110      $20,381     $19,581


         CURRENT LIABILITIES                19,899      15,700      14,906       13,014      12,837


         WORKING CAPITAL                    15,374      10,982       8,204        7,367       6,744


         TOTAL ASSETS                       51,558      43,508      40,610       38,047      34,770


         TOTAL LONG-TERM DEBT                2,000       2,000       2,000        3,300       3,650


         STOCKHOLDERS' EQUITY               27,896      23,961      21,596       19,630      16,430


         RATIO OF CURRENT ASSETS TO
             CURRENT LIABILITIES          1.77 : 1    1.70 : 1    1.55 : 1     1.57 : 1    1.53 : 1

         INVENTORY TURNOVER RATIO         5.13 : 1    4.92 : 1    5.07 : 1     5.22 : 1    5.44 : 1

         CAPITAL EXPENDITURES                3,266       3,418       3,427        5,722       5,541

         DEPRECIATION AND AMORTIZATION       4,136       3,898       3,503        3,090       2,457

         DEBT TO EQUITY RATIO             0.07 : 1    0.08 : 1    0.09 : 1     0.17 : 1    0.22 : 1

         BOOK VALUE PER SHARE                $3.07       $2.64       $2.38        $2.16       $1.81






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


Liquidity and Capital Resources
-------------------------------

     The Company has generally funded, through internally generated cash flows, new store merchandise inventories, as well as the construction of new stores. During 1998, 1997 and 1996, the Company expended approximately $3,266,000, $3,418,000 and $3,427,000, respectively, for new store construction, store renovation and equipment additions. During 1998, the Company generated $11,093,000 in cash from operating activities. The 1998 expansion included expenditures of approximately $1,104,000 for the acquisition of 12 Lillie Rubin stores, $875,000 for 4 new Cache stores, $180,000 for remodeling 2 existing Cache stores and $1,292,000 for home office computer improvements and equipment additions. The Company expects to open approximately 10 to 15 stores in 1999. The Company estimates that the total capital expenditures for new stores to be opened in 1999 and remodeling of certain existing stores will be approximately $4,000,000. The Company also estimates that the average cost for initial store inventory investment at new stores ranges between $70,000 and $110,000 per store depending upon the store size and when it is opened. The capital expenditure amounts include estimated expenditures for leasehold improvements and fixtures, after landlord allowances.

     At January 2, 1999, the Company had $13.7 million in cash and equivalents. Cash equivalents consist primarily of municipal bonds that can readily be converted to cash, as well as short term commercial paper. Inventories increased $692,000, principally due to the addition of 4 new Cache stores and the 12 Lillie Rubin stores in Fiscal 1998. Accounts payable increased $2,441,000, principally due to the additional stores. Other assets increased $553,000 principally due to the addition of intangible assets related to the Lillie Rubin purchase. Income taxes payable increased $584,000 due to the increase in earnings in Fiscal 1998. Accrued compensation increased $705,000 primarily due to an additional one week of payroll accrued in Fiscal 1998.

     The Company's current Revolving Credit Facility may be used for either working capital or for letters of credit and will expire on January 31,2000. Pursuant to the Revolving Credit Facility, $12,000,000 is available from August 26, 1996 until expiration at January 31, 2000. The amounts outstanding thereunder bear interest at a maximum per annum rate of .50% above the bank's prime interest rate. The agreement contains selected covenants including covenants to maintain a minimum current ratio, a maximum debt to equity and total equity ratio, a maximum capital expenditure covenant, a minimum earnings to bank interest coverage ratio and certain restrictions on the payment of principal amounts to related parties. The agreement prohibits the payment of any dividends on the Company's Common Stock. Effective upon the occurrence of an "event of default" under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. At January 2, 1999 and at December 27, 1997, there was no amount outstanding on the line; in addition, the Company had no letters of credit outstanding pursuant to the Revolving Credit Facility.

     Management believes that the Company's internally generated cash flows will be sufficient to meet anticipated requirements for operations during 1999.

     The Company has completed a comprehensive review of its computer systems and is currently modifying existing software and converting to new software, where necessary, in preparation for the Year 2000. The Company expects this process to be completed in 1999. During 1999, the Company will incur internal staff expenses as well as external consulting and other additional expenses related to the project. To date, the Company has spent approximately $50,000 for external consulting, software and hardware improvements. The total costs associated with modifying current systems and new software cost is not anticipated to have a material impact on results of operations, cash flows or financial condition in any given year. However, no assurances can be given that the Company will be able to completely identify or address all year 2000 compliance issues, or that third parties with whom the Company does business will not experience system failures as a result of the year 2000 issue, nor can the Company fully predict the consequences of noncompliance.


Results of Operations
---------------------

     Results for the Fiscal year ended January 2, 1999 include fifty-three weeks. Results for Fiscal 1997 and 1996 include fifty-two weeks. The impact of the additional week's sales in Fiscal 1998 is no greater than approximately 2% of sales when compared to Fiscal 1997 and Fiscal 1996. To a lesser degree, operating expenses also increased due to the additional week in Fiscal 1998. While it is worth noting the additional weeks's sales in Fiscal 1998, the Company believes there was no material effect on net income due to the additional week in Fiscal 1998, as compared to Fiscal 1997.

     For the fifty-three weeks ended January 2, 1999, three major factors contributed to the improvement in net income as compared to Fiscal 1997: the improvements in sales and gross margins at existing stores, together with the increase in operating income due to the 16 new stores opened in Fiscal 1998 and to a lesser extent the increase in interest income. Comparable store sales (sales for stores open at least one year or more), increased 2% in Fiscal 1998, increased 1% in Fiscal 1997, and were flat in Fiscal 1996.

     Over the last several years, the Company has begun to experience and expects to continue to experience quarterly fluctuations in net sales and net income. The Company typically experiences higher net sales and net income in the second and fourth quarters than in the first and third quarters. The Company's quarterly results of operations may also fluctuate as a result of a variety of factors, including the timing of new store openings and the net sales contributed by new stores, merchandise mix and the timing and level of markdowns. See Note 11 to the Company's consolidated financial statements on page I-17, which sets forth certain unaudited results of operations for the Company's eight fiscal quarters ended January 2, 1999.

     Certain financial data for Fiscal years 1998, 1997 and 1996 expressed as a percentage of net sales are as follows:

                                   As a Percentage of Net Sales
                                   ----------------------------
                                    Fiscal    Fiscal    Fiscal
                                     1998      1997      1996
                                    ------    ------    ------
Net sales                           100.0%    100.0%    100.0%
Gross income                         35.1%     34.3%     33.6%
Store operating expenses             25.8%     26.3%     26.0%
General and administrative            4.8%      4.9%      4.9%
Pre-tax income                        4.5%      3.0%      2.4%


NET SALES. Net sales in Fiscal 1998 (53 weeks) increased to $146,831,000 from $135,791,000 in Fiscal 1997 (52 weeks), an increase of $11,040,000, or 8.1%.
Total sales for the fifty-two week period ended January 2, 1999 increased 5.9% as compared to Fiscal 1997. The one week additional sales in Fiscal 1998 were approximately 2% of the total 8.1% sales increase. The increase in sales was also due to sales generated by the Company's 16 new stores and the full year sales impact for the 8 stores which were opened in 1997, and finally, a comparable store sales increase of 2% in Fiscal 1998.

     Net sales in Fiscal 1997 increased 5.3% over net sales in Fiscal 1996. The increase was due to comparable store sales (sales for stores open at least one year or more) increases of 1.0% at existing stores, sales from the Company's 8 new stores and the full year sales impact of the 14 stores which were opened in 1996.

GROSS INCOME. The $4,973,000 increase in gross income was directly due to higher sales in 1998, partially due to the 53 week Fiscal year in 1998, as compared to Fiscal 1997 (which was a 52 week Fiscal year)and was partially offset by an increase in occupancy expenses of $1,235,000 in 1998, primarily due to the new stores opened during 1998 and 1997. Gross income in Fiscal 1998 as a percentage of net sales increased by 0.8% from Fiscal 1997 (35.1% versus 34.3%). The increase was due primarily to higher initial mark-up on Fiscal 1998 inventory purchases.

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


STORE OPERATING EXPENSES. In Fiscal 1998, store operating expenses increased by $2,207,000 (6.2%) from Fiscal 1997 amounts. The increase was primarily due to higher salaries, bonuses and commissions ($1,623,000), a direct result of the increase in sales and new stores opened during 1998, and increases in bank credit card processing fees ($291,000), depreciation ($231,000), payroll taxes ($157,000)and licenses and taxes ($108,000), which were partially offset by reductions in other expense categories . During Fiscal 1998, the Company opened 16 stores which had the effect of adding, on average, 9.1 stores in operation as compared to 1997, a 5.5% increase. Store operating expenses in Fiscal 1998 were also higher than Fiscal 1997, due to the 53 week Fiscal 1998 period as compared to the 52 week Fiscal 1997 period. As a percentage of sales, store operating expenses decreased 0.5% in 1998 versus 1997 (25.8% versus 26.3%).
The decrease was primarily due to higher sales at new and existing stores.

     Store operating expenses in Fiscal 1997 increased $2,198,000 (6.6%) from Fiscal 1996 amounts. The increase was due principally to higher salaries, bonuses and commissions ($1,080,000), primarily due to the increase in the average number of stores open in Fiscal 1997 versus 1996. During Fiscal 1997, the Company had an average of 9.9 additional stores in operation as compared to 1996, a 6.4% increase. Other store operating expenses that increased in Fiscal 1997 included depreciation ($387,000), licenses and taxes ($207,000),
payroll taxes ($170,000)and insurance ($220,000).   As a percentage of sales,
total store operating expenses increased 0.3% in Fiscal 1997, as compared to 1996, (26.3% versus 26.0%).

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $351,000 (5.2%) in Fiscal 1998 from 1997 amounts. The increase was primarily due to higher payroll and payroll taxes ($467,000) and travel ($75,000), and was partially offset by reductions primarily in insurance, buying and professional fee expenses. General and administrative expenses in Fiscal 1998 were also higher than Fiscal 1997, due to the 53 week Fiscal 1998 period as compared to the 52 week Fiscal 1997 period. As a percentage of sales, general and administrative expenses decreased to 4.8% from 4.9% in 1997.

     General and administrative expenses increased $441,000 (7.0%) in Fiscal 1997 over 1996 results. The increase was primarily due to higher payroll and payroll taxes ($423,000), and was partially offset by reductions primarily in travel, and office supply expenses. As a percentage of sales, general and administrative expenses were a constant 4.9%, as compared to Fiscal in 1996.


INTEREST EXPENSE. Interest expense decreased $60,000 or 28.0% in Fiscal 1998 as compared to 1997. The decrease was primarily due to lower average borrowing levels during 1998.

     Interest expense decreased by $169,000 or 44.1% in Fiscal 1997, as compared to 1996. The decrease was primarily due to lower average borrowing levels in Fiscal 1997, as compared to Fiscal 1996.


INTEREST AND OTHER INCOME. Interest income increased to $227,000 in Fiscal 1998 as compared to $32,000 in Fiscal 1997. The increase is primarily due to the increase in cash and equivalents during Fiscal 1998, as compared to Fiscal 1997.


     Interest income increased to $32,000 in Fiscal 1997 as compared to $7,000 in Fiscal 1996. The increase is primarily due to improved cash flows in Fiscal 1997 and repayment of the bank line of credit.



INCOME TAXES. In Fiscal 1998, the Company provided $2,735,000 for income taxes, which consisted of $2,062,000 for federal income taxes and $673,000 for state income taxes. The effective tax rate in Fiscal 1998 was 41.0% and taxable income in Fiscal 1998 was approximately $6,000,000.

     In Fiscal 1997, the Company provided $1,645,000 for income taxes, which consisted of $1,401,000 for federal income taxes and $244,000 for state income taxes. The effective tax rate in Fiscal 1997 was 41.0%. The increase in the effective tax rate in Fiscal 1997 over Fiscal 1996 is primarily due to the turnaround of timing differences.

     During Fiscal 1996, the Company provided $1,181,000 for income taxes, which consisted of $850,000 for federal income taxes and $331,000 for state income taxes. The effective tax rate in Fiscal 1996 was 37.5%.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                 PART III


     The information called for by Items 10, 11, 12, and 13 is incorporated herein by reference from the definitive proxy statement to be filed by the Company in connection with its 1999 Annual Meeting of Shareholders.

                                 PART IV


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

            10.9 Unsecured $1,750,000 Promissory Note of the Company, dated December 14, 1993, in favor of Joseph Saul
                    (4, Exhibit 10.13 thereof)

            10.10 Unsecured $250,000 Promissory Note of the Company, dated December 14, 1993, in favor of Joseph Saul (4, Exhibit 10.14 thereof)

            10.11 Form of Promissory Note made by each of Michael Warner, Roy Smith, Thomas Reinckens and Karen
                    Hubchik to the order of the Company, in an amount equal to $600,000, $170,000, $80,000 and
                    $63,000, respectively, (5, Exhibit 10.14 thereof),(7)

            10.12 Amended and Restated Asset Purchase Agreement dated August 10, 1998 between Lillie Rubin Fashions, Inc. and the Company.

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

Date:  March 26, 1999              CACHE, INC.
                                 (Registrant)


                               By /s/ Thomas E. Reinckens
                               --------------------------
                                      THOMAS E. REINCKENS
                                      Executive Vice President and
                                      On behalf of Cache, Inc.
                                      and in his capacity as
                                      Chief Financial Officer
                                     (Principal Financial and
                                      Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                    Title                      Date

/s/ Andrew M. Saul           Chairman of the Board;     March 26, 1999
    --------------
    ANDREW M. SAUL           Director
                             (Principal Executive
                             Officer)

/s/ Thomas E. Reinckens      Executive Vice President,  March 26, 1999
    -------------------
    THOMAS E. REINCKENS      Director (Principal
                             Financial Officer)

/s/ Roy C. Smith             Executive Vice President,  March 26, 1999
    ------------
    ROY C. SMITH             Director

/s/ Mae Soo Hoo              Executive Vice President,  March 26, 1999
    -----------
    MAE SOO HOO              Director

/s/ Joseph E. Saul           Director                   March 26, 1999
    --------------
    JOSEPH E. SAUL

/s/ Morton J. Schrader       Director                   March 26, 1999
    ------------------
    MORTON J. SCHRADER

/s/ Mark E. Goldberg         Director                   March 26, 1999
    ----------------
    MARK E. GOLDBERG

                       CACHE, INC. AND SUBSIDIARIES


                    CONSOLIDATED FINANCIAL STATEMENTS


                   FISCAL YEARS ENDED JANUARY 2, 1999,


                            DECEMBER 27, 1997,


                                   AND


                            DECEMBER 28, 1996

                               INDEX TO THE
                               ------------
                    CONSOLIDATED FINANCIAL STATEMENTS
                    ---------------------------------
                              AND SCHEDULES
                              -------------



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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Cache, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Cache, Inc.
(a Florida corporation)and subsidiaries as of January 2, 1999 and December 27, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years ended January 2, 1999. These financial statements and the information included in Note 11 referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and information included in Note 11 based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cache, Inc. and subsidiaries as of January 2, 1999 and December 27, 1997, and the results of their operations and their cash flows for each of the three fiscal years ended January 2, 1999 in conformity with generally accepted accounting principles.

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



New York, New York
February 1, 1999                             /s/ Arthur Andersen LLP


                                             CACHE, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                         JANUARY 2, 1999 AND DECEMBER 27, 1997

     A S S E T S

                                                                            January 2,         December 27,
                                                                               1999                1997
                                                                          -------------       -------------
     CURRENT ASSETS
             Cash and equivalents  (Note 1)                               $  13,720,000       $   5,892,000
             Receivables   (Note 2 )                                          1,525,000           1,573,000
             Notes receivable from related parties  (Note 6 )                   295,000             250,000
             Inventories                                                     18,911,000          18,219,000
             Deferred income taxes and other assets (Note 9)                    193,000             220,000
             Prepaid expenses                                                   629,000             528,000
                                                                          -------------       -------------
                         Total Current Assets                                35,273,000          26,682,000


     PROPERTY AND EQUIPMENT   (Note 3)                                       14,776,000          15,869,000

     OTHER ASSETS                                                               764,000             211,000
     DEFERRED INCOME TAXES (Note 9)                                             745,000             746,000
                                                                          -------------       -------------
                                                                          $  51,558,000       $  43,508,000
                                                                          =============       =============


     L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y


     CURRENT LIABILITIES
             Accounts payable                                             $  13,178,000       $  10,737,000
             Income taxes payable   (Note 9)                                    943,000             359,000
             Accrued compensation                                             1,447,000             742,000
             Accrued liabilities   (Note 4 )                                  4,331,000           3,862,000
                                                                          -------------       -------------
                         Total Current Liabilities                           19,899,000          15,700,000
                                                                          -------------       -------------

     SUBORDINATED INDEBTEDNESS TO RELATED
        PARTY   (Note 6 )                                                     2,000,000           2,000,000
     OTHER LIABILITIES   (Note 7 )                                            1,763,000           1,847,000

     COMMITMENTS AND CONTINGENCIES   (Note 8 )


     STOCKHOLDERS' EQUITY
            Common stock, par value $.01; authorized, 20,000,000
              shares; issued and outstanding 9,091,338 shares at
              January 2, 1999 and December 27, 1997 (Note 10)                    91,000              91,000
            Additional paid-in capital                                       19,564,000          19,564,000
            Retained earnings                                                 8,241,000           4,306,000
                                                                          -------------       -------------
                         Total Stockholders' Equity                          27,896,000          23,961,000
                                                                          -------------       -------------
                                                                          $  51,558,000       $  43,508,000
                                                                          =============       =============

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                     CACHE, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE YEARS ENDED JANUARY 2,1999, DECEMBER 27, 1997, AND DECEMBER 28, 1996



                                                                            JANUARY 2,         DECEMBER 27,        DECEMBER 28,
                                                                               1999                1997              1996
                                                                          -------------       -------------       --------------
     NET SALES                                                            $ 146,831,000       $ 135,791,000       $  128,986,000

     COST OF SALES, including occupancy and
         buying costs (Note 8)                                               95,259,000          89,192,000           85,685,000
                                                                          -------------       -------------       --------------

     GROSS INCOME                                                            51,572,000          46,599,000           43,301,000
                                                                          -------------       -------------       --------------
     EXPENSES
         Store operating                                                     37,917,000          35,710,000           33,512,000
         General and administrative                                           7,058,000           6,707,000            6,266,000
         Interest                                                                14,000              74,000              243,000
         Interest to related party                                              140,000             140,000              140,000
                                                                          -------------       -------------       --------------
               TOTAL EXPENSES                                                45,129,000          42,631,000           40,161,000
                                                                          -------------       -------------       --------------

     OTHER INCOME
         Interest  income                                                       227,000              32,000                7,000
         Miscellaneous                                                          ---                  10,000                ---
                                                                          -------------       -------------       --------------
               TOTAL OTHER INCOME                                               227,000              42,000                7,000
                                                                          -------------       -------------       --------------

     INCOME BEFORE INCOME TAXES                                               6,670,000           4,010,000            3,147,000

     INCOME TAX PROVISION (NOTE 9)                                            2,735,000           1,645,000            1,181,000
                                                                          -------------       -------------       --------------

     NET INCOME                                                           $   3,935,000       $   2,365,000       $    1,966,000
                                                                          =============       =============       ==============


     BASIC AND DILUTED EARNINGS PER SHARE                                         $ .43               $ .26                $ .22
                                                                          =============       =============       ==============

     WEIGHTED AVERAGE SHARES OUTSTANDING                                      9,170,000           9,103,000            9,107,000
                                                                          =============       =============       ==============




















     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                             CACHE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED JANUARY 2,1999, DECEMBER 27, 1997, AND DECEMBER 28, 1996


                                                                            ADDITIONAL           RETAINED
                                                               COMMON         PAID-IN            EARNINGS
                                                                STOCK         CAPITAL            (DEFICIT)              TOTAL
                                                             ---------    -------------       -------------       --------------
     BALANCE DECEMBER 30, 1995                               $  91,000    $  19,564,000       $     (25,000)      $   19,630,000
     -------------------------
     Net Income                                                  ---            ---               1,966,000            1,966,000
                                                             ---------    -------------       -------------       --------------
     BALANCE DECEMBER 28, 1996                                  91,000       19,564,000           1,941,000           21,596,000
     -------------------------                               ---------    -------------       -------------       --------------

     Net Income                                                  ---            ---               2,365,000            2,365,000
                                                             ---------    -------------       -------------       --------------
     BALANCE DECEMBER 27, 1997                                  91,000       19,564,000           4,306,000           23,961,000
     -------------------------                               ---------    -------------       -------------       --------------

     Net Income                                                  ---            ---               3,935,000            3,935,000
                                                             ---------    -------------       -------------       --------------
     BALANCE JANUARY 2, 1999                                 $  91,000    $  19,564,000       $   8,241,000       $   27,896,000
     -----------------------                                 =========    =============       =============       ==============






































     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                              CACHE, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED JANUARY 2,1999, DECEMBER 27, 1997, AND DECEMBER 28, 1996



                                                                            JANUARY 2,         DECEMBER 27,        DECEMBER 28,
                                                                               1999                1997              1996
                                                                          -------------       -------------       --------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     -------------------------------------
     Net income                                                           $   3,935,000       $   2,365,000       $    1,966,000
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
           Depreciation and amortization                                      4,136,000           3,898,000            3,503,000
           Decrease in deferred taxes                                            28,000             713,000              597,000
           Accrual (reversal) of future rent escalations                        (38,000)            (51,000)             231,000

     Change in assets and liabilities:
          Decrease (increase) in receivables                                     48,000            (195,000)              39,000
          Increase in notes receivable from related parties                     (45,000)            ---                  ---
          Increase in inventories                                              (692,000)           (209,000)          (2,207,000)
          (Increase) decrease  in prepaid expenses                             (101,000)             22,000               47,000
          Increase (decrease) in accounts payable                             2,441,000            (138,000)           1,499,000
          Increase  in income taxes payable                                     584,000             359,000              ---
          Increase in accrued liabilities and accrued compensation              797,000             510,000              181,000
                                                                          -------------       -------------       --------------
             Net cash provided by operating activities                       11,093,000           7,274,000            5,856,000
                                                                          -------------       -------------       --------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
     -------------------------------------
        Payments for property and equipment                                  (2,162,000)         (3,418,000)          (3,427,000)
        Purchase of Lillie Rubin, net                                        (1,104,000)            ---                  ---
        Proceeds from property and equipment disposals                           23,000              41,000              122,000
                                                                          -------------       -------------       --------------
            Net cash used in investing activities                            (3,243,000)         (3,377,000)          (3,305,000)
                                                                          -------------       -------------       --------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
     -------------------------------------
        Proceeds from long-term bank debt                                     2,100,000          27,150,000           50,600,000
        Repayment  of long-term bank debt                                    (2,100,000)        (27,150,000)         (51,900,000)
        Other, net                                                              (22,000)           (165,000)            (116,000)
                                                                          -------------       -------------       --------------
             Net cash used in financing activities                              (22,000)           (165,000)          (1,416,000)
                                                                          -------------       -------------       --------------

     Net increase  in cash and equivalents                                    7,828,000           3,732,000            1,135,000
     Cash and equivalents at beginning of period                              5,892,000           2,160,000            1,025,000
                                                                          -------------       -------------       --------------
     Cash and equivalents at end of period                                $  13,720,000       $   5,892,000       $    2,160,000
                                                                          =============       =============       ==============













     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          CACHE, INC. AND SUBSIDIARIES
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
--------

     Cache, Inc. (together with its subsidiaries, the "Company") owns and operates two chains of women's apparel specialty stores, of which 172 stores are operated under the trade name "Cache". In addition, 12 stores are operated under the trade name "Lillie Rubin". The Company specializes in the sale of high fashion women's apparel and accessories in the better to expensive price range.

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

Fiscal Reporting Period
-----------------------

     The Company reports its annual results of operations based on fiscal periods comprised of 52 or 53 weeks, which is in accordance with industry practice. Results for fiscal 1998, include 53 weeks. Results for Fiscal 1997 and 1996 include 52 weeks.

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

     The stock options issued on December 10, 1997 and October 28, 1995 were included in the computation of diluted EPS and resulted in 79,000, 12,000 and 16,000 shares for Fiscal 1998, 1997 and 1996, respectively, included in weighted average shares outstanding, in accordance with SFAS No. 128. All options were still outstanding at January 2, 1999.

     In July 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997 with earlier application permitted. The impact of adoption of this statement did not have a significant effect on the Company's financial position and results of operations.


Income Per Share
----------------

     Income per share is based on the weighted average number of common shares and common share equivalents outstanding for the years presented.


Consolidated Statements of Cash Flows
-------------------------------------

     The Company paid interest of $154,000,$206,000 and $398,000 in Fiscal 1998, 1997 and 1996, respectively. During Fiscal 1998, 1997 and 1996, the Company paid $2,124,000, $565,000 and $584,000 in income taxes, respectively.

Reclassification
----------------

     Certain amounts reflected in Fiscal 1997 and Fiscal 1996 financial statements have been reclassified to conform with the presentation of similar items in Fiscal 1998.


NOTE 2.  RECEIVABLES
                                            Fiscal           Fiscal
                                             1998             1997
                                         -----------      -----------
     Construction  Allowances            $   205,000      $   334,000
     Third Party Credit Card               1,171,000        1,099,000
     Other                                   149,000          140,000
                                         -----------      -----------
                                         $ 1,525,000      $ 1,573,000
                                         ===========      ===========

NOTE 3.  PROPERTY AND EQUIPMENT
                                            Fiscal           Fiscal
                                             1998             1997
                                         -----------      -----------
     Leasehold improvements              $16,912,000      $16,242,000
     Furniture, fixtures and
      equipment                           19,864,000       18,335,000
                                         -----------      -----------
                                          36,776,000       34,577,000
     Less: accumulated depreciation
      and amortization                    22,000,000       18,708,000
                                         -----------      -----------
                                         $14,776,000      $15,869,000
                                         ===========      ===========

     Store operating and general and administrative expenses include depreciation and amortization of $4,136,000 in Fiscal 1998, $3,898,000 in Fiscal 1997 and $3,503,000 in Fiscal 1996.

NOTE 4.  ACCRUED LIABILITIES
                                            Fiscal           Fiscal
                                             1998             1997
                                         -----------      -----------
     Operating expenses                  $ 1,193,000      $ 1,119,000
     Taxes, other than income taxes        1,396,000        1,141,000
     Leasehold additions                      30,000          160,000
     Other customer deposits               1,712,000        1,442,000
                                         -----------      -----------
                                         $ 4,331,000      $ 3,862,000
                                         ===========      ===========

     Leasehold additions generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.


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

     There was no outstanding balance on the line of credit at January 2, 1999 and December 27, 1997, respectively. In addition, there were no outstanding letters of credit, pursuant to the Revolving Credit Facility, at January 2, 1999 and December 27, 1997. Loans outstanding under the line of credit during Fiscal 1998 bore interest at a weighted average interest rate of 7.18% per annum. The related party debt is subordinated to the bank debt and repayment is subject to terms of the Amended Revolving Credit Facility.


NOTE 6.  INDEBTEDNESS TO/FROM RELATED PARTIES

     As of January 2, 1999 and December 27, 1997 the Company had outstanding,
(i) a $250,000 long-term loan from a major stockholder bearing interest payable quarterly, with principal due upon demand at any time after January 31, 2000; and (ii) a $1,750,000 loan made by the same stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 2000. Both notes bear interest at 7% per annum. The Company was permitted to make loan repayments of $1,000,000 each on December 31, 1997 and December 31, 1998, subject to the Tangible Net Worth covenant contained in the Amended Revolving Credit Facility.

     In December 1994, the Company loaned a total of $913,000 to several executive officers of the Company. In September 1995, two officers repaid a total of $663,000 to the Company, while $250,000 was outstanding at January 2, 1999 and December 27, 1997. The remaining loans, which are payable upon demand, are evidenced by secured promissory notes, which bear interest at the rate of 7% per annum.

     In September 1998, the Company loaned $50,000 to an employee of the Company. The loan will be repaid in 60 installments and is evidenced by a secured promissory note, which bears interest at the rate of 8% per annum.

NOTE 7.  OTHER LIABILITIES

     Other liabilities primarily consist of accruals of future rent escalations.



NOTE 8.  COMMITMENTS AND CONTINGENCIES

Leases
------

     At January 2, 1999, the Company was obligated under operating leases for various store locations expiring at various times through 2010. The terms of the leases generally provide for the payment of minimum annual rentals, contingent rentals based on a percentage of sales in excess of a stipulated amount, and a portion of real estate taxes, insurance and common area maintenance.

     Store rental expense related to these leases, included in cost of sales, consisted of the following:

                              Fiscal          Fiscal          Fiscal
                               1998            1997            1996
                           -----------     -----------     -----------

Minimum rentals            $13,257,000     $12,465,000     $11,940,000
Contingent rentals           5,119,000       4,678,000       4,313,000
                           -----------     -----------     -----------
                           $18,376,000     $17,143,000     $16,253,000
                           ===========     ===========     ===========

     Future minimum payments under non-cancelable operating leases consisted of the following at January 2, 1999:

     1999                                 $ 14,817,000
     2000                                   14,447,000
     2001                                   13,328,000
     2002                                   11,481,000
     2003                                    9,747,000
     Thereafter                             18,415,000
                                          ------------
Total future minimum lease payments       $ 82,235,000
                                          ============

Contingencies
-------------

     The Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters is not presently expected to have a material adverse effect upon the Company's financial position and results of operations.


NOTE 9.  INCOME TAXES

     The provision for income taxes includes:


                                Fiscal         Fiscal         Fiscal
                                 1998           1997           1996
                              ----------     ----------     ----------
Current:

 Federal                      $2,005,000     $1,289,000     $  433,000
 State                           655,000        223,000        231,000
                              ----------     ----------     ----------
                               2,660,000      1,512,000        664,000
                              ----------     ----------     ----------

Deferred:

 Federal                          57,000        112,000        417,000
 State                            18,000         21,000        100,000
                              ----------     ----------     ----------
                                  75,000        133,000        517,000
                              ----------     ----------     ----------

Provisions for income
  taxes                       $2,735,000     $1,645,000     $1,181,000
                              ==========     ==========     ==========


     The Company's effective tax rate, as a percent of income before income taxes differs from the statutory federal tax rates as follows:


                                         Fiscal     Fiscal     Fiscal
                                          1998       1997       1996
                                         ------     ------     ------
     Statutory federal tax rate           34.0%      34.0%      34.0%
     State and local income taxes,
      net of federal tax benefit           7.0%       7.0%       7.0%
     Other                                 ---        ---      ( 3.5%)
                                         ------     ------     ------
                                          41.0%      41.0%      37.5%
                                         ======     ======     ======

     At January 2, 1999, the Company's deferred tax assets were $938,000. The major components of the Company's net deferred taxes at January 2, 1999 and December 27, 1997 are as follows:

                                                    January 2,   December 27,
                                                     1999        1997
                                                  ------------  -------------
Net operating loss carryforwards ("NOL'S")....... $   40,000    $    92,000
Deferred rent...................................     837,000        853,000
Other...........................................      61,000         21,000
                                                  ------------  -------------
                                                  $  938,000    $   966,000
                                                  ============  =============

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

                                   Fiscal           Fiscal       Fiscal
                                    1998            1997          1996
                                 ----------      ----------    ----------

Net earnings - as reported       $3,935,000      $2,365,000    $1,966,000
Net earnings - pro-forma         $3,788,000      $2,318,000    $1,921,000
Earnings per share - as reported $      .43      $      .26    $      .22
Earnings per share - pro-forma   $      .41      $      .25    $      .21

     Since the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option grant is estimated on the date of grant using the Black - Scholes option pricing model, with the following weighted average assumptions used for grants in Fiscal 1997: expected volatility of 112.92%; risk free interest rate of 5.42%; there are no expected dividends; and expected lives of 5 years.

     The fair value of each option grant is estimated on the date of grant using the Black - Scholes option-pricing model, with the following weighted-average assumptions used for grants in Fiscal 1995: expected volatility of 79.85%; risk free interest rate of 5.42%; there are no expected dividends; and expected lives of 5 years.

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

     On October 13, 1995, the Company cancelled 287,500 options. On that same date, the Company granted 150,000 options to the Company's executive officers, under the 1994 plan. All options were granted at an exercise price of $3.25, equal to the fair market value on that date. These options are incentive stock options.

     On January 24, 1997, the Company granted 50,000 incentive stock options to one employee, under the 1994 plan. The options were granted at an exercise price of $3.75, equal to the fair market value on that date. On December 10, 1997, the Company cancelled 326,250 options. On that same date, the Company granted 326,250 options to the Company's executive officers, and one employee under the 1994 plan. All options were granted at an exercise price of $3.06, equal to the fair market value on that date. Options granted totaling 245,918, are incentive stock options, while 80,332 options granted are non-qualified options. The remaining 123,750 shares have not been granted as of January 2, 1999.

     At January 2, 1999, options exercisable for an aggregate of 476,250 shares of Common Stock were outstanding under the 1994 plan. The following table summarizes stock option transactions for all plans for the three years ended January 2, 1999:
                                                           Weighted Average
                                               Shares     Exercise Prices
                                             ----------   -----------------

Shares under option as of December 30, 1995     426,250             $3.90
                                             ----------

 Options granted in 1996                           ---
 Options cancelled in 1996                         ---
                                             ----------

Shares under option as of December 28, 1996     426,250             $3.90
                                             ----------

 Options granted in 1997                        376,250             $3.15
 Options cancelled in 1997                     (326,250)            $4.17
                                             ----------

Shares under option as of December 27, 1997     476,250             $3.12
                                             ----------

 Options granted in 1998                           ---
 Options cancelled in 1998                         ---
                                             ----------
Shares under option as of January 2, 1999       476,250             $3.12
                                             ==========

     Significant option groups outstanding at January 2, 1999 and related weighted average price and life information follows:

                    Options        Options        Exercise  Remaining
Grant Date          Outstanding    Exercisable    Price     Life (Years)
----------          -----------    -----------    --------  ------------

12/10/97            276,250        276,250         $3.06         5
12/10/97             50,000         20,000         $3.06         9
10/13/95            150,000         60,000         $3.25         7


     Options totaling 276,250 granted in 1997 pursuant to the 1994 Incentive Option Plan became exercisable on December 31, 1998, and will expire on December 31, 2003 and have an exercise price of $3.06 per share, equal to the fair market value at the date of grant.

     Options totaling 50,000 granted in 1997 pursuant to the 1994 Incentive Option Plan become exercisable on January 31, 2002, subject to accelerated vesting in certain circumstances, expire on January 31, 2007 and have an exercise price of $3.06 per share, equal to the fair market value at the date of grant. However, the granted options may become exercisable earlier at the maximum rate of up to 25% per year for the four years ended December 31, 1997, 1998, 1999 and 2000, to the extent the Company's earnings plan for such fiscal year as previously approved by the Administrator are achieved.

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

                                                            Options Which
                                                                Will
     Percentage of                                             Become
     Earnings Plan Achieved                                  Exercisable
     ----------------------                                 --------------


Greater than or equal to 90%..........................           25%
Greater than or equal to 75% but less than 90%........           20
Greater than or equal to 60% but less than 75%........           15
Less than 60%.........................................            0


         NOTE 11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                ($000's omitted except per share amounts)


                                                           First   Second   Third   Fourth
         Year ended January 2, 1999                       Quarter Quarter  Quarter Quarter
         --------------------------                       ------- -------  ------- -------
         Net sales                                        $31,334 $36,520  $30,963 $48,014
                                                          ------- -------  ------- -------

         Gross income, less occupancy and buying costs     10,555  12,978   10,147  17,892

         Income (loss) before income taxes                     97   2,040     (643)  5,176
         Income tax provision (benefit)                        40     836     (264)  2,123
                                                          ------- -------  ------- -------

         Net income (loss)                                    $57  $1,204    ($379) $3,053
                                                          ======= =======  ======= =======

         Basic and diluted earnings per share:

         Basic earnings per share:                          $0.01   $0.13   ($0.04)  $0.34
                                                          ======= =======  ======= =======

         Diluted earnings per share:                        $0.01   $0.13   ($0.04)  $0.33
                                                          ======= =======  ======= =======







                                                           First   Second   Third   Fourth
         Year ended December 27, 1997                     Quarter Quarter  Quarter Quarter
         ----------------------------                     ------- -------  ------- -------

         Net sales                                        $30,306 $34,111  $30,237 $41,137
                                                          ------- -------  ------- -------

         Gross income, less occupancy and buying costs     10,262  12,214    9,647  14,476

         Income (loss) before income taxes                   (188)  1,363     (740)  3,575
         Income tax provision (benefit)                       (77)    559     (303)  1,466
                                                          ------- -------  ------- -------

         Net income (loss)                                  ($111)   $804    ($437) $2,109
                                                          ======= =======  ======= =======


         Basic and diluted earnings per share              ($0.01)  $0.09   ($0.05)  $0.23
                                                          ======= =======  ======= =======



                                 EXHIBIT   10.12

                  AMENDED AND RESTATED ASSET PURCHASE AGREEMENT
                  ---------------------------------------------

        Amended and Restated Asset Purchase Agreement ("Agreement") dated August 10, 1998, between LILLIE RUBIN FASHIONS, INC., a Delaware corporation, with an office at 15705 NW 13th Avenue, Miami, Florida 33169 ("Seller") and CACHE, INC., a Florida corporation ("Purchaser").

        WHEREAS, Seller and Purchaser entered into an Asset Purchase Agreement ("Prior Agreement") dated May 21, 1998, pursuant to which Purchaser was to purchase certain assets of Seller;

        WHEREAS, subsequent to entering into the Prior Agreement, pursuant to an order (the "Bidding Procedure Order") of the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") dated May 27, 1998, an auction ("Auction") was conducted by the Bankruptcy Court of the assets of Seller, and Purchaser was the second highest bidder in the Auction;

        WHEREAS, by a letter from Seller to the Bankruptcy Court dated July 24, 1998, Seller advised the Bankruptcy Court that the agreement that Seller had entered into with the highest bidder in the Auction, FW Merger Sub, Inc., for the sale of Seller's assets (such sale having been previously approved by the Bankruptcy Court on June 25, 1998), had been terminated for failure of consideration;

        WHEREAS, pursuant to the eight decretal paragraph of the Bidding Procedure Order, in the event of a non-consummation of a sale of Seller's assets to the Auction's highest bidder, the second highest bidder in the Auction is entitled to purchase Seller's assets in accordance with the bid of such second highest bidder;

        WHEREAS, at a hearing held on July 30, 1998 by the Bankruptcy Court, the Bankruptcy Court made clear that Seller's assets could be sold without the need for another auction, provided that Seller, on or before August 3, 1998, file and serve notice to certain parties of the new deal it had negotiated for the sale of Seller's assets;

        WHEREAS, numerous material changes to Seller's business have occurred during the period of time in which Seller and FW Merger Sub, Inc. were to have consummated a sale of Seller's assets, such changes including, inter alia, the closing of Seller's stores, the termination of employment for the employees of Seller's stores, and the sale of substantially all of Seller's inventory;

        WHEREAS, Purchaser maintains its desire to purchase certain of Seller's assets, though as a result of the changes to Seller's business that have occurred since the submittal of Purchaser's bid in the Auction (including without limitation, those set forth in the immediately preceding recital paragraph), Purchaser wishes to modify the terms and conditions pursuant to which Seller shall sell certain of its assets and assign certain of its liabilities to Purchaser;

        WHEREAS, the Prior Agreement is still in full force and effect, and Seller and Purchaser desire to reflect the modification of the terms and conditions pursuant to which Seller shall sell to Purchaser certain of Seller's assets and assign to Purchaser certain of Seller's liabilities by amending and restating the Prior Agreement in its entirety as this Agreement;

        WHEREAS, a hearing was held by the Bankruptcy Court on August 5, 1998, at which the Bankruptcy Court approved this Agreement and authorized Seller to enter into this Agreement and to consummate the transactions contemplated hereby;

        WHEREAS, an order was approved by the Bankruptcy Court on August 7, 1998, approving this Agreement and authorizing Seller to enter into this Agreement and to consummate the transactions contemplated hereby.

        NOW, THEREFORE, in consideration of the mutual covenants and promises contained herein, and for other good and valuable consideration the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby amend and restate the Prior Agreement, and covenant and agree, as follows:

        SECTION 1.  Sale of Assets and Acceptable Title.

        1.01. Subject to the satisfaction of the conditions set forth in Sections 9, 10, 11 of this Agreement, at the Closing, Seller shall sell to Purchaser, and Purchaser shall purchase from Seller, at the price and upon the terms and conditions set forth in this Agreement, and to the extent allowed under applicable non-bankruptcy law: (a) (i) all of the leasehold interests more particularly described in Schedule 1.01(i) attached hereto (the "Leases"), (b) all improvements related or appurtenant to the Leases (the "Improvements"), (c) all of the appurtenances and all of the estate and rights of Seller in and to the Leases and the Improvements, (d) all right, title and interest of Seller, if any, in and to all of the fixtures, equipment and other personal property attached or appurtenant to the Improvements more particularly described in
Schedule 1.01(ii), ((a), (b), (c) and (d) collectively, the "Premises"), and (e) all right, title and interest of Seller in and to the Intellectual Property (the Premises and the Intellectual Property, collectively, the "Assets"). The Premises are located at or known as those listed in Schedule 1.01(iii).

        1.02. Seller shall convey and Purchaser shall accept undivided good and marketable title to all of the Assets in accordance with the terms of this Agreement, subject only to the matters set forth in Schedule 1.02(i) attached hereto (collectively, "Permitted Exceptions").

        1.03. In addition to the purchase of the Assets by Purchaser set forth in Paragraphs 1.01 and 1.02 above, at the Closing Seller shall assign to Purchaser, and Purchaser shall assume, the August Rent Liabilities.

        1.04. Except for the August Rent Liabilities, Seller shall be obligated to cure or cause to be cured any defaults of Seller under the Leases to the extent required by 11 U.S.C. #365(b), including without limitation, the payment of all Cure Obligations; provided however, that any obligations of Seller to pay "Pre-August 1 Cache Lease Charges" (as defined in Finding of Fact 18 of the Sale Order) shall be limited to the $25,000.00 escrow provided for in

Finding of Fact 18 of the Sale Order; provided further, that such escrow, whether held by Purchaser, Purchaser's counsel or Seller's counsel, shall remain in full force and effect and available until June 30, 2000, for the payment of any Pre-August 1 Cache Lease Charges for so long as such payments continue to be sought, and during such period, the funds in such escrow shall not be used or distributed to any other party for any purpose other than the payment of Pre-August 1 Cache Lease Charges. In the event that Purchaser is credited by a landlord to a Lease for any portion of Cache Lease Charges for the calendar year of 1998, Purchaser agrees that it shall pay to Seller an amount equal to seven-twelfths (7/12) of such credited amount.

        SECTION 2.  Purchase Price.

        2.01. The purchase price ("Purchase Price") to be paid at Closing by Purchaser to Seller for the Assets shall be paid as follows:

                (a) Purchaser shall pay the amount of $775,000.00 to Seller for the Assets; and

                (b) Purchaser shall pay to each of the landlords of the Leases, an amount equal to that particular portion of the August Rent Liabilities owing to such landlord.

                Seller acknowledges and agrees that nothing in this Agreement shall cause Purchaser to incur any liability for, and Purchaser shall not have any Cure Obligations.

                In addition, Purchaser agrees to provide adequate assurances of future performance by Purchaser under the Leases, pursuant to 11 U.S.C. # 365(b)(1) and 11 U.S.C. # 365(b)(3).

        SECTION 3.  The Closing.

        3.01. The Closing shall occur, unless otherwise agreed to in writing by Purchaser and Seller, on August 10, 1998 (the "Closing Date"). The "Closing" means (i) the payment by Purchaser of the Purchase Price and receipt by Purchaser of all rights, title and interest in and to valid assignments and transfers of the Assets, and will be deemed to have occurred when Seller shall have (a) (i) delivered to Purchaser a duly executed and acknowledged Assignment and Assumption of Leases with respect to the Leases, substantially in the form attached as Exhibit A-1 to this Agreement, conveying to Purchaser all of Seller's right, title and interest as Tenant under the Leases (the "Lease Assignment"), (ii) delivered to Purchaser a duly executed and acknowledged Trademark Assignment, substantially in the form attached as Exhibit A-2 to this Agreement, conveying to Purchaser all of Seller's right, title and interest to that certain Intellectual Property listed in Schedules 18.37A and 18.37B (the "Trademark Assignment"), and (iii) delivered to Purchaser a duly executed and acknowledged Copyright Assignment, substantially in the form attached as Exhibit A-3 to this Agreement, conveying to Purchaser all of Seller's right, title and interest to that certain Intellectual Property listed in Schedule 18.37C)(the "Copyright Assignment") (the Lease Assignment, Trademark Assignment and Copyright Assignment shall collectively be referred to herein as the "Assignments"), and (b) delivered to Purchaser duly executed and acknowledged instruments conveying to Purchaser all of Seller's right, title and interest in and to the Intellectual Property (the "Bill of Sale"). The Assignments and the Bill of Sale shall be drafted by Purchaser and shall be in a form reasonably acceptable to Seller and its counsel.

        3.02. The term of this Agreement shall commence upon the due execution and delivery hereof by both parties (the "Agreement Date") and shall continue unless terminated according to the terms hereof.

        SECTION 4.  Representations and Warranties of Seller.

        Seller represents and warrants to Purchaser, as of the date of this Agreement as follows:

        4.01.   Seller has no Affiliates.

        4.02. Seller has all requisite power and authority to execute and deliver this Agreement and the other Transaction Documents, to consummate the transactions contemplated hereby and thereby and to perform all terms and conditions hereof and thereof to be performed by it. The execution and delivery of this Agreement and each of the other Transaction Documents by Seller, the performance by Seller of all the terms and conditions hereof and thereof to be performed by it and the consummation of the transactions contemplated hereby and thereby, have been duly and validly authorized and approved by all necessary organizational action on the part of Seller, and no other organizational proceedings on the part of Seller or any Affiliate of Seller are necessary to approve and authorize the execution, delivery and performance of this Agreement, the other Transaction Documents or the transactions contemplated hereby and thereby. This Agreement has been, and each of the other Transaction Documents will be as of the Closing Date, duly executed and delivered by Seller and does or will, as the case may be, constitute the valid and binding obligation of Seller, enforceable against it in accordance with their respective terms, except as the enforceability hereof or thereof may be limited by (a) bankruptcy, insolvency, reorganization, fraudulent conveyance or transfer, moratorium or similar laws relating to or affecting creditors' rights generally and (b) general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

        4.03.   (a)     Seller has (and will convey to Purchaser at the Closing)
undivided good and marketable title to the Assets free and clear of all Liens, other than those set forth on Schedule 4.03(a)(i) which Seller represents constitute all of the Liens affecting or relating to the Assets. Since April 29, 1998, except as set forth on Schedule 4.03(a)(ii), Seller has not assigned, conveyed, transferred, licensed or subleased any of the Assets, or entered into any agreements, arrangements or understandings contemplating the same, and
Schedule 4.03(a)(iii) sets forth all existing agreements granting any person the right to acquire or license any of the Assets or any interest of Seller therein. Except as set forth on Schedule 4.03(a)(iv), Seller has no knowledge of any defects (except for such defects resulting from ordinary wear and tear) which would prevent any Asset from being usable in the regular and ordinary course of business and in conformance in all material respects with all applicable laws, ordinances, codes, rules and regulations applicable thereto. To the best of Seller's knowledge, no person other than Seller owns any equipment or other tangible assets or properties situated on any of the Premises or at the Corporate Office. Seller has the right to transfer the Assets to Purchaser, subject to the entry of the Sale Order, and will transfer the Assets to Purchaser free and clear of any Liens.

                (b)     [INTENTIONALLY OMITTED]

                (c) Schedule 4.03(c)(i) sets forth a true, correct and complete list of the Leases. Seller has heretofore delivered to Purchaser true, correct and complete copies of all of the Leases (including without limitation, all amendments, modifications, supplements, work letters and other agreements of any kind with respect to or affecting the Leases). To the best of Seller's' knowledge, all of the Leases are valid and enforceable in accordance with their respective terms with respect to Seller and, to the knowledge of Seller, each other party thereto. Seller has physical possession of all real property, equipment, structures, fixtures, improvements and other assets which are covered by the Leases or located on the Premises. Except as set forth on Schedule 4.03(c)(ii), there is no existing default of Seller under any Lease or, to the knowledge of Seller, of any of the other parties thereto (or, in each case, events or conditions which with notice or lapse of time or both would constitute a default).

                (d) Except as set forth in Schedule 4.03(d)(i)(A)), the information concerning the Leases set forth in Schedule 4.03(d)(i)(B) attached hereto ( the "Rent Schedule") is true, accurate and complete as of the date hereof, and Seller has no Leases other than those set forth therein. The Rent Schedule sets forth, with respect to each Lease: the commencement and expiration date thereof, the fixed or minimum rent, percentage rent, real estate tax escalation payments, common area maintenance payments, merchant's association dues, and any other additional rent or any other sums of any kind payable by the tenant under any of the Leases, and the rentable area demised thereunder. Except as otherwise set forth in the Rent Schedule or elsewhere in this Agreement:

                        (i) all of the Leases are in full force and effect and none of them has been modified, amended or extended, except as stated in the Rent Schedule; and

                        (ii)    [INTENTIONALLY OMITTED]

                        (iii)   [INTENTIONALLY OMITTED]

                        (iv)    [INTENTIONALLY OMITTED]

                        (v)     [INTENTIONALLY OMITTED]

                        (vi)    [INTENTIONALLY OMITTED]

                        (vii)   [INTENTIONALLY OMITTED]

                        (viii)  [INTENTIONALLY OMITTED]

                        (ix)    [INTENTIONALLY OMITTED]

                (e) In the case of all items of personal property included in the Assets, Seller warrants that it has good and marketable title, free and clear of any Lien.

                (f)     [INTENTIONALLY OMITTED]

        4.04.   [INTENTIONALLY OMITTED]

        4.05.   [INTENTIONALLY OMITTED]

        4.06.   [INTENTIONALLY OMITTED]

        4.07. Seller has no knowledge of any assessment payable in annual installments, or any part thereof, which has become a Lien on any of the Assets (except those listed on Schedule 4.07 annexed hereto).

        4.08. Since February 13, 1998, Seller has not caused or permitted any Lease to be terminated (except by reason of nonpayment of rent), modified or amended in any way or to become subject to any other Lien.

        4.09. Seller knows of no facts which would prevent Purchaser or Purchaser's assignee or designee from using and operating each Premises after the Closing in the manner by which Seller used and operated such Premises.

        4.10.   [INTENTIONALLY OMITTED]

        4.11    [INTENTIONALLY OMITTED]

        4.12    [INTENTIONALLY OMITTED]

        4.13 Except as set forth on Schedule 4.13(i), and to the best of Seller's knowledge, (i) there are no legal actions, lawsuits, claims, proceedings, arbitrations or investigations pending, instituted or threatened against, relating to, involving or affecting the Assets or Seller before any court, arbitrator or administrative or governmental body that could reasonably be expected, individually or in the aggregate, to have a Material Adverse Effect, and there is no basis for any of the foregoing, (ii) Seller has not received a legal memorandum or other written notice from legal counsel (including any general counsel thereof) to the effect that Seller or the Assets are exposed, from a legal standpoint, to any liability that would have a Material Adverse Effect, and (iii) none of Seller or the Assets is subject to any order, writ, injunction or decree of any Governmental Authority. Except as set forth in Schedule 4.13(ii), to the best of Seller's knowledge, none of the Assets is subject to any restriction of any Governmental Authority specific to Seller which is reasonably likely (a) to have a Material Adverse Effect or (b) to cause a material limitation on Purchaser's ability to use the Assets after the Closing in the same manner as heretofore conducted by Seller.

        4.14    [INTENTIONALLY OMITTED]

        4.15    [INTENTIONALLY OMITTED]

        4.16 Seller is the sole and exclusive owner of the properties listed in Schedule 18.37A.

        4.17.   [INTENTIONALLY OMITTED]

        4.18.   On or prior to the Agreement Date, Seller's board of directors:
(i) shall have approved and authorized the execution, delivery and performance of this Agreement and the other Transaction Documents and the consummation of the transactions contemplated herein and therein, and (ii) shall have delivered a copy of a fully executed version thereof to Purchaser.

        SECTION 5.  [INTENTIONALLY OMITTED]

        SECTION 6.  Covenants of Seller.

        Seller covenants and agrees for the benefit of Purchaser that between the date of this Agreement and Closing, except with the prior written consent of Purchaser:

        6.01. Seller shall not cause or permit (i) any Lease to be amended, renewed, extended, modified or terminated in any way, or (ii) any Lease to become subject to any Lien.

        6.02. Seller shall not permit occupancy of, or enter into any new sublease for, space in the Premises which is now vacant or which may hereafter become vacant without Purchaser's prior written consent, which may be withheld in Purchaser's sole discretion.

        6.03.   [INTENTIONALLY OMITTED]

        6.04.   [INTENTIONALLY OMITTED]

        6.05.   [INTENTIONALLY OMITTED]

        6.06. No fixtures, equipment or personal property included in the Assets shall be removed from the Premises or the Corporate Office.

        6.07.   [INTENTIONALLY OMITTED]

        6.08.   [INTENTIONALLY OMITTED]

        6.09.   [INTENTIONALLY OMITTED]

        6.10    [INTENTIONALLY OMITTED]

        6.11    [INTENTIONALLY OMITTED]

        6.12    [INTENTIONALLY OMITTED]

        6.13    [INTENTIONALLY OMITTED]

        6.14.   [INTENTIONALLY OMITTED].

        6.15    [INTENTIONALLY OMITTED]

        6.16 Seller shall not act in any way that would be reasonably be expected to materially impair the condition and repair of the Premises.

        SECTION 7.  [INTENTIONALLY OMITTED]

        SECTION 8.  Pre-Closing Agreements.

        8.01.   [INTENTIONALLY OMITTED]

        8.02.   [INTENTIONALLY OMITTED]

        8.03.   [INTENTIONALLY OMITTED]

        8.04. Under the circumstances set forth in the remainder of this Paragraph 8.04, Purchaser shall be entitled to reimbursement from the Seller of an amount representing the actual costs and expenses incurred by Purchaser (including without limitation, reasonable attorneys' fees) in connection with the proposed acquisition of the Assets, in an amount not to exceed an aggregate amount of $50,000.00 (the "Purchaser Expenses"). In the event that (i) no Sale Order shall have been approved on or before August 7, 1998, (ii) Seller shall have agreed to sell, convey or otherwise transfer the Assets or any portion thereof to any other Person, or (iii) no Closing shall have occurred (other than such non-occurrence being attributable solely to the fault of Purchaser) on or before August 10, 1998 or such other date agreed to in writing by Purchaser and Seller, Purchaser shall be entitled to receive: (I) an amount equal to the Purchaser Expenses, and (II) a topping fee of $75,000.00 (the "Topping Fee"). None of Seller, Purchaser, Norwest Bank Minnesota, National Association (the "Bank"), or the statutory creditors' committee appointed in Chapter 11 Case 98-362 before the Bankruptcy Court shall dispute the allowability of the Topping Fee and the Purchaser's Expenses; provided however, that all such parties reserve all rights with respect to the payment and the priority of the administrative expense claim relating to the Topping Fee and the Purchaser's Expenses. Purchaser's entitlement to the Purchaser's Expenses and the Topping Fee pursuant to the provisions of this Paragraph 8.04 shall survive termination of this Agreement, without limitation.

        SECTION 9.  Seller's Closing Obligations.

        9.01 The obligations of Purchaser to proceed with the Closing contemplated hereby are subject to the satisfaction on or before the Closing Date of all of the following conditions, any one or more of which may be waived in writing, in whole or in part, by Purchaser:

                (a)     [INTENTIONALLY OMITTED];

                (b) An order of the Bankruptcy Court, in a form acceptable to Purchaser shall have been approved, approving this Agreement and the sale of all of the Assets ) to Purchaser pursuant to 11 U.S.C. #363 and 365 (the "Sale Order") on or before August 7, 1998, and determining that (i) no additional auction for the sale of Seller's assets needs to be held, (ii) no further notice to creditors of Seller needs to be given, and (iii) Seller is authorized to enter into this Agreement;

                (c) Purchaser has reasonably satisfied itself with respect to the condition of title to the Premises;

                (d)     [INTENTIONALLY OMITTED]

                (e)     [INTENTIONALLY OMITTED]

                (f) The Sale Order shall not be subject to a "Stay Order" (i.e., the entry by any court of competent jurisdiction of a stay of the Sale Order pursuant to BR 8005);

                (g)     [INTENTIONALLY OMITTED]

                (h) Seller shall have complied with, satisfied or performed, on or before the Closing Date in all material respects, each of the covenants and agreements contained in this Agreement required to be performed by, satisfied by, or complied with, it on or before the Closing Date;

                (i) The representations and warranties made by Seller in this Agreement shall be true and correct to the best of Seller's knowledge in all material respects as of the date of this Agreement and as of the Closing Date with the same effect as though made on the Closing Date (except for those representations or warranties made as of a specific date which shall be true and correct in all material respects as of such date); and

                (j)     [INTENTIONALLY OMITTED]

                (k) At the Closing, Seller shall have delivered the following to Purchaser:

                        (1) The Assignments properly executed and acknowledged so as to convey the title required by this Agreement;

                        (2) A schedule updating the Rent Schedule and setting forth all arrears in rents and all prepayments of rents;

                        (3)     [INTENTIONALLY OMITTED]

                        (4)     [INTENTIONALLY OMITTED]

                        (5)     [INTENTIONALLY OMITTED]

                        (6)     [INTENTIONALLY OMITTED]

                        (7)     [INTENTIONALLY OMITTED]

                        (8)     A properly executed Bill of Sale; and

                        (9) All other documents necessary for the consummation of the transactions contemplated by this Agreement and the other Transaction Documents or otherwise required by this Agreement or the Transaction Documents to be delivered by Seller.

        SECTION 10.  Purchaser's Closing Obligations.

        At the Closing:

        10.01. Purchaser shall deliver to Seller such documents as required by the Sale Order and the Clarification Bidding Procedures Order as will evidence the payment of the Purchase Price payable at the Closing.

        10.02. Purchaser shall deliver any other documents required by this Agreement to be delivered by Purchaser.

        10.03. [INTENTIONALLY OMITTED]

        10.04. Purchaser shall have complied with, satisfied or performed, on or before the Closing Date in all material respects, each of the covenants and agreements contained in this Agreement required to be performed by, satisfied by, or complied with, it on or before the Closing Date;

        10.05.  [INTENTIONALLY OMITTED]

        10.06.  [INTENTIONALLY OMITTED]

        10.07   At the Closing, Purchaser shall have delivered the following to
Seller:

                (a) All other documents necessary for the consummation of the transactions contemplated by this Agreement and the Transaction Documents or otherwise required by this Agreement or the other Transaction Documents to be delivered by Purchaser.

        SECTION 11. [INTENTIONALLY OMITTED].

        11.01.  [INTENTIONALLY OMITTED]

        11.02.  [INTENTIONALLY OMITTED]

        SECTION 12.  [INTENTIONALLY OMITTED].

        12.01.  [INTENTIONALLY OMITTED]

        SECTION 13.  [INTENTIONALLY OMITTED]

        SECTION 14.  Notices.

        14.01. Any notice which one party to this Agreement is required or may desire to give to the other party shall be in writing and may be delivered
(1) personally; (2) by United States registered or certified mail, postage prepaid; (3) by Federal Express or other nationally recognized overnight courier service regularly providing evidence of delivery (with charges paid by the party sending the notice); or (4) by telecopy. Any such notice shall be addressed as follows (subject to the right of a party to designate a different address for itself by notice similarly given):

                To Seller:

                Lillie Rubin Fashions, Inc.
                15705 NW 13th Avenue
                Miami, Florida  33169
                Attention:      Edward D. Solomon
                                James J. Golden
                Telephone:  (305) 624-4200
                Telecopy:   (305) 628-2110


                With Copies To:

                Neligan & Averch, L.L.P.
                1717 Main Street, Suite 4050
                Dallas, Texas 75201
                Attention:      Patrick J. Neligan, Jr., Esq.
                                Blake L. Berryman, Esq.
                Telephone:      (214) 653-4333
                Telecopy:       (214) 745-2533

                and

                Asher Fensterheim
                565 Taxter Road
                3rd Floor
                Elmsford, New York 10521
                Telephone:      (914) 592-4646
                Telecopy:       (914) 592-1882

                To Purchaser:
                Cache, Inc.
                1460 Broadway, 15th Floor
                New York, New York  10036

                Attention:      Thomas E. Reinckens
                Telephone:      (212) 575-3200
                Telecopy:       (212) 575-3225

                With Copies To:

                Schulte Roth & Zabel LLP
                900 Third Avenue
                New York, New York  10022
                Attention:      Jeffrey S. Sabin, Esq.
                Telephone:      (212) 756-2290
                Telecopy:       (212) 593-5955

Any notice so given by United States mail or courier service shall be deemed to have been given on the date delivered (whether accepted or refused) as evidenced by the return receipt or other proof of delivery. Any notice not so given by U.S. mail or courier service shall be deemed to be given upon receipt of the same by the party to whom the same is to be given.

        SECTION 15.  Termination; Survival of Representations and Warranties.

        15.01 Termination Events. Subject to the provisions of Paragraph 15.02, this Agreement may, by written notice given at or prior to the Closing in the manner hereinafter provided, be terminated:

        (a) by either Purchaser or Seller if a material default or breach shall be made by the other party hereto with respect to the due and timely performance of any of its covenants and agreements contained herein, or with respect to the due compliance with any of its representations, warranties or covenants, and such default cannot be cured and has not been waived;

        (b) by Purchaser if it is not able to satisfy itself prior to Closing as to any aspect of the Assets and Seller is not willing to cure such deficiencies as have been identified by Purchaser or take such other action as is reasonably required by Purchaser to satisfy itself regarding the Assets;

        (c)     (i)     by Purchaser if all of the conditions set forth in
Section 9 shall not have been satisfied at the time the Closing would otherwise occur or if satisfaction of any such condition is or becomes impossible, other than solely through failure of Purchaser to fully comply with its obligations hereunder, and shall not have been waived by Purchaser on or before such date; or

               (ii) by Seller, if all of the conditions set forth in Section 10 shall not have been satisfied at the time the Closing would otherwise occur or if satisfaction of any such condition is or becomes impossible, other than solely through failure of Seller to fully comply with its obligations hereunder, and shall not have been waived by Seller on or before such date;

        (d)     [INTENTIONALLY OMITTED]

        (e)     [INTENTIONALLY OMITTED]

        (f) by Purchaser, if a Sale Order has not been approved by the Bankruptcy Court in a form acceptable to Purchaser, on or before August 7, 1998;

        (g)     [INTENTIONALLY OMITTED]

        (h)     in writing by mutual consent of Purchaser and Seller; or

        (i) by either Purchaser or Seller if the Closing shall not have occurred, other than solely through failure of any such terminating party to fulfill its obligations hereunder, on or before August 10, 1998, or such later date as may be agreed upon by the parties.

Each party's right of termination hereunder is in addition to any other rights it may have hereunder or otherwise and the exercise of a right of termination shall not be an election of remedies.

        15.02 Effect of Termination. In the event this Agreement is terminated pursuant to Paragraph 15.01, all further obligations of the parties hereunder shall terminate, except that the obligations set forth in Paragraph
8.04 shall survive; provided that, notwithstanding the foregoing, nothing contained herein shall relieve any party from liability for any breach of this Agreement.

        15.03 Specific Performance and other Remedies. The parties hereto each acknowledge that the rights of each party to consummate the transactions contemplated hereby are special, unique and of extraordinary character, and that, in the event that any party violates or fails or refuses to perform any covenant or agreement made by it herein, the non-breaching party may be without an adequate remedy at law. The parties each agree, therefore, that in the event that either party violates or fails or refuses to perform any covenant or agreement made by such party herein, the non-breaching party may, subject to the terms of this Agreement and in addition to any remedies at law for damages or other relief, institute and prosecute an action in any court of competent jurisdiction to enforce specific performance of such covenant or agreement or seek any other equitable relief.

        15.04. Survival of Representations and Warranties. Except as otherwise provided in this Agreement, the representations, warranties, obligations and agreements set forth in this Agreement (including without limitation, the covenants and agreements set forth in Section 17 and Paragraph 19.08) shall survive until the second anniversary of the Closing.

        SECTION 16.  Casualty

        16.01. All the risks of loss of the Premises shall remain upon Seller for events occurring prior to the Closing, subject to the terms of this Paragraph 16.01. If prior to the Closing, the Improvement or Improvements on any of the leaseholds that constitute the Premises shall be totally destroyed or damaged to a material extent (with the term "material" being defined in the final sentence of this Paragraph 16.01) by fire or other casualty, Purchaser either (a) may terminate this Agreement by written notice delivered to Seller on or before the earlier of (i) fifteen days after the date upon which Purchase obtains actual knowledge of the casualty or (ii) the date of the Closing, or
(b) may consummate the Closing. If Purchaser elects to consummate the Closing despite such total destruction or material damage (which shall conclusively be deemed to be Purchaser's election if Purchaser does not deliver a termination notice as described in the immediately preceding sentence), there shall be no reduction in the Purchase Price; and in such event, at the Closing Seller shall assign to Purchaser, without recourse or warranty, Seller's right, title and interest in and to all insurance proceeds, if any, resulting or to result from the casualty. In the event Seller's landlord has the obligation to restore the Improvement or Improvements and/or is to receive insurance proceeds, Seller shall, upon Purchaser's election to proceed to Closing, require such landlord to restore the Building under the Lease, to the extent required by such Lease. In the event of less than material damage to the Improvement or Improvements on any of the leaseholds that constitute the Premises prior to the Closing, Seller shall repair the same prior to the Closing, at Seller's expense, or cause Seller's landlord to repair same, or shall reimburse Purchaser for the cost of repairing the same by assigning any insurance proceeds resulting therefrom to Purchaser. For purposes of this Paragraph 16.01, the term "material" shall mean damage or destruction, the cost of repairing which exceeds twenty percent (20%) of the value of the Improvement or Improvements on any of the Lease that constitute part of the Premises which were damaged.

        SECTION 17.  Additional Agreements

        17.01 Seller agrees that (i) it shall deliver to Purchaser so that Purchaser shall receive no later than two Business Days after the Closing Date, fully executed original versions of all of the Leases, (ii) it shall use its commercially reasonable efforts to deliver to Purchaser after the Closing, estoppel certificates from the landlords under the Leases running to Purchaser in forms reasonably acceptable to Purchaser.

        17.02.  [INTENTIONALLY OMITTED]

        17.03. (a) Seller hereby acknowledges that Purchaser and Purchaser's Affiliates may be in possession of non-public information regarding Seller, including without limitation, the Assets , and Seller hereby releases each of Purchaser and Purchaser's Affiliates from any liability relating to its possession of any such non-public information in connection with any act or omission from and after the Closing Date.

        (b) Purchaser hereby acknowledges that Seller and Seller's Affiliates may be in possession of non-public information regarding Purchaser, and Purchaser hereby releases Seller from any liability relating to its possession of any such non-public information in connection with any act or omission from and after the Closing Date.

        17.04. Seller covenants and agrees that, as of the Closing it will not possess or use, and it will not permit the possession or use by others of (provided however, that such non-permission shall not include any requirement that Seller initiate any pursuit of claim or litigation against any unauthorized users of the properties referenced in this Paragraph 17.04), any of the trademarks, trade names, service marks, service names, copyrights, designs, logos or images listed on Schedules 18.37A, 18.37B and 18.37C, or any confusingly similar trademark, trade name, service mark, service name, copyright, design, logo, image or variation thereof, without the express written consent of the Purchaser.

        17.05. Seller covenants and agrees that following the Closing, Seller shall use its reasonable best efforts at Purchaser's expense, to take any and all actions necessary to effect the (i) assignment to and (ii) ownership by Purchaser of those properties listed in Schedules 18.37A, 18.37B and 18.37C hereof, in the event that at the Closing such assignment and ownership was not so effected.

        17.06. Seller covenants and agrees that following the Closing, Seller shall use its reasonable best efforts at Purchaser's expense, to prepare a side agreement by and among Seller, Purchaser and the landlord of the Corporate Office, pursuant to which (i) Purchaser is obligated to pay to such landlord the amount of $4,200.00, (ii) Seller is obligated to pay to such landlord the amount of $5,800.00, and (iii) such landlord is obligated to provide reasonable access to Purchaser to remove from the Corporate Office such items of personal property as Purchaser may, in it sole discretion, determine, from the date of execution of such side agreement through August 31, 1998.

        SECTION 18. Definitions. Capitalized terms used herein shall have the meanings ascribed to them in this Section:

        18.01.  [INTENTIONALLY OMITTED]

        18.02.  [INTENTIONALLY OMITTED]

        18.03. Affiliate: As to the Person specified, any Person, directly or indirectly, controlling, controlled by or under common control with such Person, with the term "control" in such context meaning the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of another, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

        18.04.  Agreement: As described in the Preamble.

        18.05.  Agreement Approval Date: As defined in Paragraph 3.01.

        18.06.  Agreement Date:  As defined in Paragraph 3.02.

        18.07.  [INTENTIONALLY OMITTED]

        18.08.  [INTENTIONALLY OMITTED]

        18.09.  Assets:  As defined in Paragraph 1.01.

        18.10.  Assignments:  As defined in Paragraph 3.01.

        18.11.  Auction.  As defined in the Recitals.

        18.12. August Rent Liabilities: (i) All rent obligations under the Leases which arise for the periods on or after August 1, 1998, and (ii) all accrued but unbilled common area maintenance and other similar charges arising pursuant to the Leases arising on or after August 1, 1998, including without limitation, those amounts set forth in Schedule 18.12.

        18.13:  Bank:  As defined in Paragraph 8.04.

        18.14.  Bankruptcy Court:  As defined in the Recitals.

        18.15.  [INTENTIONALLY OMITTED]

        18.16   [INTENTIONALLY OMITTED]

        18.17.  Bidding Procedures Order:  As defined in the Recitals.

        18.18. Business Day: A day on which banks are open for the transaction of business both in Miami, Florida and New York City, New York.

        18.19. Closing: As defined in Paragraph 3.01; and the terms "Close" and "Closed" shall have meanings correlative to the foregoing.

        18.20.  Closing Date:  As defined in Paragraph 3.01.

        18.21.  [INTENTIONALLY OMITTED]

        18.22   [INTENTIONALLY OMITTED]

        18.23   [INTENTIONALLY OMITTED]

        18.24. Contracts: All contracts (including without limitation, service, maintenance, supply and management contracts), personal property leases and other agreements relating to or used in connection with the Assets (other than the Leases) to which the Seller is a party or by which the Seller is bound or to which any of the Assets is subject.

        18.25.  Copyright Assignment: As defined in Paragraph 3.01.

        18.26. Corporate Office: The corporate headquarters of Seller located at 15705 NW 13th Avenue, Miami, Florida 33169.

        18.27 Cure Obligations: Any obligation of Seller relating to or under the Leases and/or pursuant to 11 U.S.C. # 365, except for the August Rent Liabilities.

        18.28.  [INTENTIONALLY OMITTED]

        18.29.  [INTENTIONALLY OMITTED]

        18.30.  [INTENTIONALLY OMITTED]

        18.31.  [INTENTIONALLY OMITTED]

        18.32.  [INTENTIONALLY OMITTED]

        18.33 Governmental Authority: The United States of America, any foreign country, any state, commonwealth, territory or possession of either of the foregoing and any county, city, or other local governmental unit or political, regulatory or judicial subdivision or instrumentality of any of the foregoing, including, but not limited to, courts, departments, commissions, boards, bureaus or agencies.

        18.34.  [INTENTIONALLY OMITTED]

        18.35.  [INTENTIONALLY OMITTED]

        18.36.  Improvements:  As defined in Paragraph 1.01.

        18.37. Intellectual Property: (a) All of Seller's rights and interest, including any rights pursuant to a license agreement, to (i) any and all know-how, software (including without limitation, any software used in connection with Seller's IBM RS6000 computer), technology and related records, files and information (x) relating to customer lists and information, sales information, merchandise information and any other information related thereto, including, without limitation, employee records to the extent Purchaser employs any individual formerly employed by Seller, and (y) if applicable, all federal, state and foreign registrations pertaining thereto or pending applications therefor, owned or used or held for use by Seller or any Affiliate of Seller, and (ii) to the extent not included in (i) immediately above, any and all of the furniture fixtures, business records, licenses, computer equipment and other intangible property and tangible personal property located in or relating to the Corporate Office; and

        (b) (i) All trademarks, trade names, service marks, and all of the goodwill of the Business symbolized by and associated with, such marks and/or names, copyrights, trade secrets and other intellectual property (including, if applicable, all federal, state and foreign registrations pertaining thereto or pending applications therefor) owned by Seller or any Affiliate of Seller and used or held for use in or otherwise relating to the conduct of Seller's business, of which Seller represents Schedules 18.37A, 18.37B and 18.37C set forth a true and complete list, together with the right to recover for all past, present and future infringements and other violations of the properties listed in this (b)(i); and (ii) all supplies, merchandise tickets, tags, labels, packaging and tangible items owned by Seller or any Affiliate of Seller and used or held for use in or otherwise relating to the conduct of Seller's business, containing any of the property described in the immediately preceding clause (i), that are not connected, affixed or attached to retail merchandise of Seller at the time of the Closing.

        18.38.  Lease Assignment: As defined in Paragraph 3.01.

        18.39.  Leases:  As defined in Paragraph 1.01.

        18.40.  [INTENTIONALLY OMITTED]

        18.41.  [INTENTIONALLY OMITTED]

        18.42. Liens: All liens, pledges, charges, security interests, claims, leasehold interests, tenancies, restrictions, encumbrances, rights-of-way, building use restrictions, exceptions, variances, reservations and limitations of any nature whatsoever.

        18.43. Material Adverse Effect: (i) A material adverse effect on the value, condition (financial or other) or prospects of or relating to the Assets, or (ii) an event that would prevent, materially delay, interfere, make illegal or materially hinder, the (A) performance by, as applicable, Seller or Purchaser, of its obligations under this Agreement, or (B) ability of such party to consummate the transactions contemplated in this Agreement; provided however, that a Material Adverse Effect shall not include (x) the closing of Seller's stores, (y) the termination of employment for the employees of Seller's stores, nor (z) the sale of substantially all of Seller's inventory.

        18.44.  Permitted Exceptions:  As defined in Paragraph 1.02.

        18.45. Person: Any individual, partnership (limited or general), joint venture, corporation, company, limited liability company, trust, association, unincorporated organization, Governmental Authority or other entity.

        18.46.  Premises:  As defined in Paragraph 1.01.

        18.47.  Prior Agreement.  As defined in the Recitals.

        18.48.  Purchase Price:  As defined in Paragraph 2.01.

        18.49   Purchaser:  As described in the Preamble.

        18.50   [INTENTIONALLY OMITTED]

        18.51.  Purchaser Expenses:  As defined in Paragraph 8.04.

        18.52.  [INTENTIONALLY OMITTED]

        18.53.  Rent Schedule:  As defined in Paragraph 4.03(d).

        18.54   Sale Order:  As defined in Paragraph 9.01(b).

        18.55   Seller:  As described in the Preamble.

        18.56.  [INTENTIONALLY OMITTED]

        18.57.  [INTENTIONALLY OMITTED]

        18.58.  Stay Order:  As defined in Paragraph 9.01(f).

        18.59.  [INTENTIONALLY OMITTED]

        18.60.  [INTENTIONALLY OMITTED]

        18.61. Tax: Any tax (including, without limitation, any income, franchise, capital gains, gross receipts, value-added, excise, ad valorem, transfer, revenue, stamp, sales, use, property, inventory, occupancy, withholding, payroll, gift, estate or inheritance tax), levy, assessment, tariff, impost, imposition, toll, duty (including any customs duty), deficiency, fee or other charge of any kind whatsoever, and any related charge or amount (including, without limitation, any fine, penalty, interest or addition to tax), imposed, assessed or collected by or under the authority of any Governmental Authority.

        18.62. Tax Return: Any return, report, statement or form required to be made or filed in respect of any Tax.

        18.63.  Topping Fee:  As defined in Paragraph 8.04

        18.64.  Trademark Assignment: As defined in Paragraph 3.01.

        18.65. Transaction Documents: All certificates, agreements, documents or other instruments to be executed and delivered by the parties or, as may be applicable, either Purchaser or Seller in connection with the transactions contemplated by this Agreement.

        SECTION 19.  Miscellaneous Provisions.

        19.01. No party hereto shall assign this Agreement or its rights hereunder without the prior written consent of the other party.

        19.02. This Agreement embodies and constitutes the entire understanding between the parties with respect to the transactions contemplated herein, and all prior agreements, understandings, representations and statements, oral or written, are merged into this Agreement, including without limitation, the Prior Agreement. Neither this Agreement nor any provision hereof may be waived, modified, amended, discharged or terminated except by an instrument signed by the party against whom the enforcement of such waiver, modification, amendment, discharge or termination is sought, and then only to the extent set forth in such instrument.

        19.03. All disputes between the parties concerning this Agreement or the transactions contemplated hereunder shall be heard and determined by the Bankruptcy Court. This Agreement and the legal relations among the parties hereto shall be governed by and construed in accordance with the substantive laws of the State of New York, without giving effect to the principles of conflicts of laws thereof.

        19.04. The captions in this Agreement are inserted for convenience of reference only and in no way define, describe or limit the scope or intent of this Agreement or any of the provisions hereof.

        19.05. This Agreement shall be binding upon and shall inure to the benefit of the successors and permitted assigns of the parties.

        19.06. This Agreement shall not be binding or effective until properly executed and delivered by Seller and Purchaser.

        19.07. This Agreement may be executed in counterparts, each of which shall be deemed an original, and counterpart signature pages may be assembled to form a single original document. This Agreement may be delivered by facsimile.

        19.08. (a) Seller, at any time or from time to time shall, at or after the Closing, at Purchaser's reasonable request, execute, acknowledge and deliver to Purchaser such other instruments of conveyance and transfer and will take such other actions and execute and deliver such other documents, certifications and further assurances as Purchaser may reasonably request in order to vest more effectively in Purchaser, or to put Purchaser more fully in possession of, or to perfect or confirm Purchaser's title to, any of the Assets. Without limiting in any way the effect of the immediately preceding sentence, at any time or from time to time at and after the Closing, each of the parties shall cooperate with the other and, at the request of the other, execute and deliver or cause to be executed and delivered all such assignments, consents, documents and instruments, and take or cause to be taken all such other reasonable actions as may be necessary or desirable in order to more fully and effectively carry out, evidence and confirm the intended purposes of this Agreement.

                (b) Seller agrees that it shall, subsequent to the Closing, execute and deliver to Purchaser any and all further documents or instruments and do any and all further acts which Purchaser (or its agents or designees) reasonably requests in order to perfect and confirm Purchaser's ownership of the Intellectual Property assigned to Purchaser hereunder (including without limitation the properties listed in Schedules 18.37A, 18.37B and 18.37C hereof) and to register and/or record such ownership in the United States Copyright Office, the United States Patent and Trademark Office and other official offices.

                (c) Seller agrees that it shall, subsequent to the Closing, provide all assistance reasonably requested by Purchaser for purposes of defending, policing and otherwise protecting its rights in and to the Intellectual Property assigned to Purchaser hereunder (including without limitation the properties listed in Schedules 18.37A, 18.37B and 18.37C hereof).

                (d) Seller hereby appoints Purchaser as Seller's attorney-in -fact as reasonably necessary to confirm and to execute in Seller's name the provisions contained in the foregoing (b) and (c), without prejudice to Purchaser's rights and remedies resulting from Seller's failure to comply therewith.

        19.09. The respective representations and warranties of Purchaser and Seller contained herein or in any certificate or other document delivered by any party prior to the Closing shall not be deemed waived or otherwise affected by any investigation made by a party hereto.

        19.10. The Schedules and Exhibits hereto are hereby incorporated into this Agreement and are hereby made a part hereof as if set out in full in this Agreement.

        IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.


                                SELLER:

                                LILLIE RUBIN FASHIONS, INC.

                                By: /S/ JAMES J. GOLDEN
                                    -----------------------


                                PURCHASER:

                                CACHE, INC.

                                By: /S/ THOMAS E. REINCKENS
                                    -----------------------

                                    EXHIBIT  11.1

                                                        EXHIBIT 11.1
                               CALCULATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE




                                                                              FISCAL              FISCAL              FISCAL
     EARNINGS PER SHARE                                                        1998                1997                1996
     ------------------                                                   -------------       -------------       ------------

     Net Income Applicable
          to Common Stockholders                                          $   3,935,000       $   2,365,000       $  1,966,000
                                                                          -------------       -------------       ------------
     BASIC EARNINGS PER SHARE
     ------------------------
     Weighted Average Number of
         Common Shares Outstanding                                            9,091,000           9,091,000          9,091,000
                                                                          =============       =============       ============

     Basic Earnings Per Share                                                     $0.43               $0.26              $0.22
                                                                          =============       =============       ============

     DILUTED EARNINGS PER SHARE
     --------------------------
     Weighted Average Number of
         Common Shares Outstanding                                            9,091,000           9,091,000          9,091,000

     Assuming Conversion of
          Outstanding Stock Options                                             476,000             165,000            150,000

     Less Assumed Repurchase
          of Common Stock Pursuant
          to the Treasury Stock Method                                         (397,000)           (153,000)          (134,000)
                                                                          -------------       -------------      -------------
     Weighted Average Number of
         Common Shares Outstanding
         As Adjusted                                                          9,170,000           9,103,000          9,107,000
                                                                          =============       =============      =============

     Diluted Earnings Per Share                                                   $0.43               $0.26              $0.22
                                                                          =============       =============      =============



                                      EXHIBIT  12.1

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

Debt to equity ratio = total long-term debt (at balance sheet date) divided by
--------------------
     stockholders' equity (at balance sheet date).

Book value per share = stockholders' equity less preferred stockholders' equity
--------------------
     and dividends in arrears, divided by common shares outstanding (at balance sheet date).

                                 EXHIBIT  24.1

                     CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

        As independent public accountants, we hereby consent to the incorporation of our report dated February 1, 1999 in this Form 10-K, into the Company's previously filed Registration Statement File Numbers 33-40354, 33-40358, 33-65113.




        New York, New York
        March 24, 1999                                 /s/ Arthur Andersen LLP