Form 10-K405/A
period 1999-01-02
CACHE INC
filed 1999-04-30
CIK 350199

SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON, D.C. 20549
				FORM 10-K/A No.1

(Mark One)

  X   Amendment No.1 to Annual Report pursuant to Section 13 or 15 (d) of
----- the Securities Exchange Act of 1934

      For the fiscal year ended January 2, 1999

				    or

      Transition Report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

      For the transaction period from          to
				      --------    ---------
	Commission file number 0-10345
			       -------

				   Cache, Inc.
--------------------------------------------------------------------------
	       (Exact name of registrant as specified in its charter)

	  Florida                                      59-1588181
---------------------------------       ----------------------------------
 (State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization

	    1460 Broadway, New York, New York                10036
---------------------------------------------------------------------------
	    (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:   (212) 575-3200

Securities registered pursuant to Section 12(g) of the Act:

			 Common Stock $.01 par value
----------------------------------------------------------------------------
				(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

		       Yes    X            No
			   -------      -------

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

     See also "Executive Officers of the Company" under Part III of Registrant's report on Form 10-K for the fiscal year ended
January 2, 1999, previously filed with the Securities and Exchange
Commission.

			DIRECTORS OF THE REGISTRANT


     The Board of Directors of the Company presently consists of the following seven members: Messrs. Andrew M. Saul, Joseph E. Saul, Roy C. Smith, Thomas E. Reinckens, Morton J. Schrader and Mark
E. Goldberg and Ms. Mae Soo Hoo, each of whom is expected to be a nominee for re-election at the Company's next Annual Meeting of Shareholders.


									Director
Name                    Age     Principal Occupation                    Since
----                    ---     --------------------                    --------

Andrew M. Saul ........ 52      Chairman of the Board and               1986
				  Partner, Saul Partners (1)
Roy C. Smith .......... 60      Executive Vice-President of             1993
				  the Company (2)
Thomas E. Reinckens ... 45      Executive Vice-President, Chief         1993
				  Financial Officer of the Company (3)
Mae Soo Hoo ........... 44      Executive Vice President of             1995
				  the Company (4)
Joseph E. Saul ........ 79      Partner, Saul Partners (5)              1986

Morton J. Schrader .... 67      Real Estate Broker,                     1989
				  Newmark & Company Real Estate, Inc.(6)
Mark E. Goldberg ...... 42      Attorney in Private Practice (7)        1989
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

(7) Mr. Goldberg has been an attorney in private practice since 1985. Mr. Goldberg has provided legal assistance to the Company since 1988 and is expected to continue to do so in 1999.


ITEM 11.  EXECUTIVE COMPENSATION



Summary Compensation Table


      The following table sets forth the compensation for the past three years of the Chief Executive Officer and the Company's other three most highly compensated executive officers (collectively, the "Named Executive Officers").




					ANNUAL      LONG-TERM
				     COMPENSATION  COMPENSATION
				     ------------  -------------
						    SECURITIES       ALL OTHER
NAME AND                     FISCAL                 UNDERLYING     COMPENSATION
PRINCIPAL POSITION            YEAR     SALARY($)    OPTIONS(#)        ($)(1)
------------------           ------    ---------    ----------     ------------
ANDREW M. SAUL                1998         -             -               -
(CHAIRMAN)                    1997         -             -               -
			      1996         -             -               -

MAE SOO HOO                   1998      267,390          -             1,906
(EXECUTIVE VICE               1997      255,852       103,750          1,874
PRESIDENT/DIRECTOR)           1996      255,852          -             1,786

ROY C. SMITH                  1998      319,413          -             8,887
(EXECUTIVE VICE               1997      250,000        97,500          8,611
PRESIDENT/DIRECTOR)           1996      250,000          -             7,983

THOMAS E. REINCKENS           1998      289,328          -             2,513
(EXECUTIVE VICE PRESIDENT,    1997      230,000        75,000          2,441
CHIEF FINANCIAL               1996      210,000          -             2,260
OFFICER/DIRECTOR


-----------------

(1) Included in the figures shown under this column for 1998 are the following insurance premiums paid by the Company with respect to term life insurance for the benefit of the executive officer long-term disability insurance: $3,112 and $5,775, respectively, for Mr. Smith; $1,012 and $1,501, respectively, for Mr. Reinckens and $585 and $1,321, respectively, for Ms. Soo Hoo.

	Included in the figures shown under this column for 1997 are the following insurance premiums paid by the Company with respect to term life insurance for the benefit of the executive officer and long-term disability insurance: $2,836 and $5,775, respectively, for Mr. Smith; $940 and $1,501, respectively, for Mr. Reinckens and $553 and $1,321, respectively, for Ms. Soo Hoo.

	Included in the figures shown under this column for 1996 are the following insurance premiums paid by the Company with respect to term life insurance for the benefit of the executive officer and long-term disability insurance: $2,591 and $5,392, respectively, for Mr. Smith; $879 and $1,381, respectively, for Mr. Reinckens and $565 and $1,221, respectively, for Ms. Soo Hoo.




		AGGREGATED FISCAL YEAR-END STOCK OPTION VALUES


		   NUMBER OF SECURITIES            VALUE OF UNEXERCISED
		   UNDERLYING UNEXERCISED          IN-THE-MONEY STOCK OPTIONS
		   STOCK OPTIONS AT FY-END(#)      AT FY-END ($) (1)
		   --------------------------      ---------------------------
NAME               EXERCISABLE  UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
------------       -----------  -------------      -----------   -------------

Mae Soo Hoo          123,750        30,000           $205 513       $54,600

Roy C. Smith         117,500        30,000           $195,325       $54,600

Thomas E. Reinckens   95,000        30,000           $158,650       $54,600

___________________


(1) In-the money Stock Options are those where the fair market value of the underlying stock exceed the exercise price of the Option. The amounts in this column represent the difference between the exercise price of the Stock Options and the closing price of the Company's Common Stock on December 31, 1998 (the last day of trading for Fiscal 1998) for all options held by each Named Executive Officer, whether vested or unvested. The closing price of the Company's Common Stock as reported on NASDAQ/NMS on December 31, 1998 was $4.88 per share.

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

     Mr. Goldberg is also an attorney in private practice. He has been retained by the Company to provide legal services since 1988 and is expected to provide further legal services in 1999. During the fiscal year ended January 2, 1999, Mr. Goldberg received $28,982 from the Company for legal services rendered during Fiscal 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	  MANAGEMENT

		  PRINCIPAL SHAREHOLDERS AND SHARE OWNERSHIP
				BY MANAGEMENT

   The following table sets forth certain information as to the beneficial ownership of the Company's equity securities as of February 28, 1999 by (i) each director or nominee of the Company, (ii) each Named Executive Officer, (iii) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock, and
(iv) all executive officers and directors as a group. Unless otherwise indicated, the beneficial ownership for each person consists of the sole voting and sole investment power with respect to all shares beneficially owned by him. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.


						      Percentage of
			     Number of shares       Outstanding Shares
Person and Address            of Common Stock         of Common Stock
-----------------------      ----------------       ------------------

Andrew M. Saul
630 Fifth Avenue
New York, NY  10111 (1)         6,382,679                70.21%

Joseph E. Saul
630 Fifth Avenue
New York, NY  10111 (2)         6,382,679                70.21%

Norma G. Saul
630 Fifth Avenue
New York, NY  10111 (3)         6,382,679                70.21%

Trust f/b/o
Jennifer B. Saul
  pursuant to Trust
  Agreement dated
  March 28, 1995
630 Fifth Avenue
New York, NY  10111 (4)           756,314                 8.32%

Trust f/b/o
Kimberly E. Saul
  pursuant to Trust
  Agreement dated
  March 28, 1995
630 Fifth Avenue
New York, NY  10111 (4)           756,314                 8.32%

						      Percentage of
			     Number of shares       Outstanding Shares
Person and Address            of Common Stock         of Common Stock
------------------           ----------------      ------------------

Jane Saul Berkey
Cache, Inc.
1460 Broadway
New York, NY  10036 (5)           494,046                 5.43%

Roy C. Smith
Cache, Inc.
1460 Broadway
New York, NY  10036 (6)           202,500                 2.20%

Mae Soo Hoo
Cache, Inc.
1460 Broadway
New York, NY  10036 (7)           165,231                 1.79%

Thomas E. Reinckens
Cache, Inc.
1460 Broadway
New York, NY  10036 (8)           136,500                 1.49%

Mark E. Goldberg
225 Broadway
New York, NY  10067                 4,225          Less than 1%

Morton J. Schrader
733 Park Avenue
New York, NY  10021                 5,000          Less than 1%

All Current
  Executive Officers
  and Directors as a
  Group (seven persons)         6,896,135                73.15%

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

(2) Represents shares beneficially owned by the group consisting of Andrew Saul, Joseph Saul, Norma Saul and the Trusts, according to a
	Schedule 13D, as amended, filed by the group with the Securities and Exchange Commission. Joseph E. Saul may be deemed to own beneficially 2,591,061 shares of Common Stock (28.5%), if all shares owned by him or issuable pursuant to rights owned by him are deemed outstanding (including the shares owned by the Trusts of which Joseph Saul is a trustee, and the shares owned by the J. Saul Foundation, of which Joseph Saul is a director, but excluding all shares issuable pursuant to rights held by persons other than Joseph Saul, the Trusts of which Joseph Saul is a trustee and the J. Saul Foundation), consisting of
	(i) 970,933 shares of Common Stock owned by Joseph Saul, (ii) 756,314 shares of Common Stock owned by the 85 J. Saul Trust of which Joseph Saul is a trustee, (iii) 756,314 shares of Common Stock owned by the 85 K. Saul Trust of which Joseph Saul is a trustee and (iv) 107,500 shares of Common Stock owned by the J. Saul Foundation of which J. Saul is a director. Joseph Saul, his wife Norma, and Sidney Silberman comprise the Board of Directors of the J. Saul Foundation and Joseph Saul is its President. Joseph Saul, in his capacity as one of the trustees of the trusts referenced in (ii) and (iii) above, may be deemed to have shared voting power and disposition power over the shares of Common Stock owned by such trusts. Joseph Saul, in his capacity as one of the directors of the J. Saul Foundation, may be deemed to have shared voting power and disposition power over the shares held by such foundation. Joseph Saul disclaims beneficial ownership of the shares not directly owned or under rights owned by him.

(3) Represents shares beneficially owned by the group consisting of Andrew Saul, Joseph Saul, Norma Saul and the Trusts, according to a
	Schedule 13D, as amended, filed by the group with the Securities and Exchange Commission. Norma Saul may be deemed to own beneficially 2,505,028 shares of Common Stock (27.6%), if all shares owned by her or issuable pursuant to rights owned by her are deemed outstanding (including the shares owned by the Trusts of which Norma Saul is a trustee and the shares owned by the J. Saul Foundation, of which Norma Saul is a director, but excluding all shares issuable pursuant to rights held by persons other than Norma Saul, the Trusts of which Norma Saul is a trustee and the J. Saul Foundation), consisting of
	(i) 884,900 shares of Common Stock owned by Norma Saul, (ii) 756,314 shares of Common Stock owned by the 85 J. Saul Trust of which Norma Saul is a trustee, (iii) 756,314 shares of Common Stock owned by the 85 K. Saul Trust of which Norma Saul is a trustee and (iv) 107,500 shares of Common Stock owned by the J. Saul Foundation of which Norma Saul is a director. Norma Saul, in her capacity as one of the trustees of the trusts referenced in (ii) and (iii) above, may be deemed to have shared voting power and disposition power over the shares of Common Stock owned by such trusts. Norma Saul, in her capacity as one of the directors of the J. Saul Foundation, may be deemed to have shared voting power and disposition power over the shares held by such foundation. Norma Saul disclaims beneficial ownership of the shares not directly owned or under rights owned by her.

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

(6) Consists of 85,000 shares of Common Stock and options to acquire 117,500 shares of Common Stock.

(7) Consists of 41,731 shares of Common Stock and options to acquire 123,750 shares of Common Stock.

(8) Consists of 41,500 shares of Common Stock and options to acquire 95,000 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1990, Joseph Saul loaned the Company an aggregate of $1,750,000. All such loans bore interest at the rate of 8 1/2% per annum and matured on January 1, 1994. On December 14, 1993, Mr. Saul agreed to replace the promissory note with a new promissory note, having an interest rate of 7% per annum and a maturity date of January 31, 1997 (the "First Note"), which note was subordinated to the National Westminster Bank loan dated December 15, 1993. On August 26, 1996, Mr. Saul agreed to extend the maturity date of the note to January 31, 2000, due to the renewal of the Bank line of credit.

     In 1991, Joseph Saul made a loan to the Company of an additional $250,000, which loan bore interest at the rate of 7 1/2% per annum and was due on January 1, 1994. On December 14, 1993, Mr. Saul agreed to replace the promissory note with a new promissory note (together with the First Note, the "Notes"), which note was subordinated to the National Westminster Bank loan dated December 15, 1993. This note bore interest at the rate of 7% per annum and had a maturity date of January 31, 1997. On August 26, 1996, Mr. Saul agreed to extend the maturity date of the note to January 31, 2000, due to the renewal of the Bank line of credit.

     In August 1996, the Company amended and restated its revolving credit facility with Fleet Bank, N.A. (Successor in interest to National Westminister Bank, New Jersey). In connection therewith, Joseph Saul and the Company agreed that the Company would not repay the Notes until such revolving credit facility was terminated and all senior debt thereunder repaid, except that the Company was permitted to repay an aggregate of $1,000,000 on the Notes if the Company's tangible net worth (as defined in the credit agreement) at December 31, 1997 was greater than or equal to $25 million, and to repay an additional $1,000,000 on the Notes if the Company's tangible net worth at December 31, 1999 is greater than or equal to $29 million. The interest rate on the Notes remains 7% per annum, payable annually.

     On December 16, 1994, the Company loaned $170,000 to Roy Smith, Executive Vice President and a Director of the Company and $80,000 to Thomas E. Reinckens, Vice President, Chief Financial Officer and a Director of the Company, in each case for personal reasons. All such loans are with full recourse to the executive, payable on demand from the Company, secured by a pledge of shares of the Company's Common Stock owned by such executive and bear interest at a rate of 7% per annum. The balance (as of February 28, 1999) and the highest balance during Fiscal 1998 for these loans were $170,000 and $80,000, respectively. There have been no additional borrowings or repayments for these loans since 1994.

     See Also "Executive Compensation--Compensation Committee
Interlocks and Insider Participation."

     As of February 28, 1999, the Sauls beneficially owned in the aggregate 6,382,679 shares of the Company's outstanding Common Stock, representing approximately 70.21% of the Company's outstanding Common Stock. See "Principal Shareholders and Share Ownership by
Management."

			     SIGNATURES
			     ----------


     Pursuant to the requirement of section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 1999                 CACHE, INC.
				     (Registrant)





				     BY:/S/ Thomas E. Renckens
					----------------------
					THOMAS E. REINCKENS
					Executive Vice President
					And Chief Financial Officer
					(Principal Financial and
					 Principal Accounting Officer)