Form 10-Q
period 1999-04-03
CACHE INC
filed 1999-05-07
CIK 350199

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 3, 1999

                                   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from............... to ...............
Commission File Number: 0-10345

                            CACHE, INC.
--------------------------------------------------------------------
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

                             ------
--------------------------------------------------------------------
(Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X     NO
                             -----     -----

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,091,338
--------------------------       ----------------------------
Class of Stock Outstanding       Outstanding at May 7, 1999

                         CACHE, INC. AND SUBSIDIARIES
                                    INDEX



                                                              PAGE

CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS, APRIL 3, 1999
          AND JANUARY 2, 1999                                   3


STATEMENTS OF OPERATIONS
   THIRTEEN WEEKS ENDED APRIL 3, 1999
          AND MARCH 28, 1998                                    4


STATEMENTS OF CASH FLOWS
   THIRTEEN WEEKS ENDED APRIL 3, 1999
          AND MARCH 28, 1998                                    5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          6-8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                       9-11


OTHER INFORMATION:
   EXHIBIT INDEX AND REPORTS ON FORM 8-K                       12
   SIGNATURES                                                  13

                                  CACHE, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                                                          April 3,             January 2,
                                                            1999                  1999
  ASSETS                                                -------------         -------------

  Current assets:
          Cash and equivalents                          $  13,426,000         $  13,720,000
          Receivables                                       2,054,000             1,525,000
          Notes receivable from related parties               250,000               295,000
          Inventories                                      21,673,000            18,911,000
          Deferred income taxes and other assets              197,000               193,000
          Prepaid expenses                                    651,000               629,000
                                                        -------------         -------------
                 Total current assets                      38,251,000            35,273,000


  Property and equipment, net                              15,019,000            14,776,000

  Other assets                                                775,000               764,000
  Deferred income taxes                                       742,000               745,000
                                                        -------------         -------------
                                                        $  54,787,000         $  51,558,000
                                                        =============         =============

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
          Accounts payable                              $  17,196,000         $  13,178,000
          Income taxes payable                                689,000               943,000
          Accrued compensation                                669,000             1,447,000
          Accrued liabilities                               3,881,000             4,331,000
                                                        -------------         -------------
                 Total current liabilities                 22,435,000            19,899,000


  Subordinated indebtedness to related party                2,000,000             2,000,000
  Other liabilities                                         1,704,000             1,763,000

  Commitments and contingencies


  STOCKHOLDERS' EQUITY

         Common stock, par value $.01; authorized,
           20,000,000 shares; issued and outstanding
           9,091,338 shares at April 3, 1999 and
           January 2, 1999                                     91,000                91,000
         Additional paid-in capital                        19,564,000            19,564,000
         Retained earnings                                  8,993,000             8,241,000
                                                        -------------         -------------
                 Total stockholders' equity                28,648,000            27,896,000
                                                        -------------         -------------
                                                        $  54,787,000         $  51,558,000
                                                        =============         =============

  The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                              CACHE, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE THIRTEEN WEEKS ENDED
                                      (Unaudited)


                                                            April 3,             March 28,
                                                              1999                  1998
                                                        -------------         -------------
  Net sales                                             $  36,486,000         $  31,334,000
                                                        -------------         -------------

  Costs and expenses
     Cost of sales, including occupancy and buying costs  23,716,000            20,779,000
     Selling, general and administrative expenses         11,549,000            10,444,000
                                                        -------------         -------------
                                                           35,265,000            31,223,000
                                                        -------------         -------------

  Operating income                                          1,221,000               111,000
                                                        -------------         -------------

  Interest expense
     Related party                                            (35,000)              (35,000)
     Other                                                        ---               (12,000)
                                                        -------------         -------------
                                                              (35,000)              (47,000)
                                                        -------------         -------------

  Interest income                                              89,000                33,000
                                                        -------------         -------------

  Income before income taxes                                1,275,000                97,000

  Income tax provision                                        523,000                40,000
                                                        -------------         -------------


  Net income                                            $     752,000         $      57,000
                                                        =============         =============


  Basic and diluted earnings per share                          $0.08                 $0.01
                                                           ==========            ==========



  Weighted average number of shares and
     share equivalents outstanding                          9,235,000             9,105,000
                                                           ==========             =========








  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                              CACHE, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THIRTEEN WEEKS ENDED
                                       (Unaudited)
                                                            April 3,             March 28,
                                                              1999                 1998
                                                        -------------         -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  -------------------------------------
  Net income                                            $     752,000         $      57,000
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                       1,032,000               969,000
        Deferred income taxes                                  65,000                 5,000
        Accrual (reversal) of future rent escalations         (30,000)                9,000

  Change in assets and liabilities:
  Increase in receivables                                    (529,000)             (168,000)
  Decrease in notes receivable from related parties            45,000               ---
  Increase in inventories                                  (2,762,000)           (2,560,000)
  Decrease (increase) in prepaid expenses                     (22,000)               19,000
  Increase in accounts payable                              4,018,000               349,000
  Decrease in income taxes payable                           (320,000)             (323,000)
  Decrease in accrued liabilities and accrued
      compensation                                         (1,257,000)             (308,000)
                                                        -------------         -------------
     Total changes in assets and liabilities                 (827,000)           (2,991,000)
                                                        -------------         -------------

  Net cash provided by (used in) operating activities         992,000            (1,951,000)
                                                        -------------         -------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  -------------------------------------

     Payments for property and equipment                   (1,268,000)             (817,000)
                                                        -------------         -------------
  Net cash used in investing activities                    (1,268,000)             (817,000)
                                                        -------------         -------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  -------------------------------------

     Proceeds from long-term bank debt                          ---                 550,000
     Repayment of long-term bank debt                           ---                (550,000)
     Other, net                                               (18,000)              (50,000)
                                                        -------------         -------------
  Net cash used in financing activities                       (18,000)              (50,000)
                                                        -------------         -------------

  Net decrease in cash and equivalents                       (294,000)           (2,818,000)
  Cash and equivalents, at beginning of period             13,720,000             5,892,000
                                                        -------------         -------------
  Cash and equivalents, at end of period                $  13,426,000         $   3,074,000
                                                        =============         =============



  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  CACHE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring to present fairly the financial position of the Company at April 3, 1999 and January 2, 1999, and the results of operations for the thirteen week periods ended April 3, 1999 and March 28, 1998 and consolidated statements of cash flows for the thirteen weeks then ended.

     Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended January 2, 1999. Certain amounts reflected in Fiscal 1998 financial statements have been reclassified to conform with the presentation of similar items in Fiscal 1999.

     Net income includes all sources of comprehensive income. There were no adjustments for foreign currency translation, unrealized gains(losses)on investments or deferred compensation expense incurred in Fiscal 1999 or Fiscal 1998 results.


2.   BASIC AND DILUTED EARNINGS
     --------------------------

     Basic and diluted earnings per share has been computed based on the weighted average number of shares of common stock outstanding for the thirteen weeks ended April 3, 1999 and March 28, 1998.

     The approximate number of shares used in the computations of basic and diluted earnings per share were 9,235,000 and 9,105,000, for the thirteen week periods ended April 3, 1999 and March 28, 1998, respectively.

3.   PROPERTY AND EQUIPMENT
     ----------------------

                                       April 3,         January 2,
                                         1999             1999
                                     -----------       -----------
     Leasehold improvements          $17,316,000       $16,912,000
     Furniture, fixtures and
       equipment                      20,728,000        19,864,000
                                     -----------       -----------
                                      38,044,000        36,776,000
     Less: accumulated depreciation
       and amortization               23,025,000        22,000,000
                                     -----------       -----------
                                     $15,019,000       $14,776,000
                                     ===========       ===========


4.   ACCRUED LIABILITIES
     -------------------
                                       April 3,         January 2,
                                         1999             1999
                                     ----------        ----------
     Operating Expenses              $  863,000        $1,193,000
     Taxes, other than income taxes   1,174,000         1,396,000
     Leasehold additions                170,000            30,000
     Other customer deposits          1,674,000         1,712,000
                                     ----------        ----------
                                     $3,881,000        $4,331,000
                                     ==========        ==========

5.   BANK DEBT
     ---------

     During August 1996, the Company reached an agreement with its bank to extend the maturity of the Amended Revolving Credit Facility until January 31, 2000. Pursuant to the Amended Revolving Credit Facility $12,000,000 is available until expiration at January 31, 2000. The amounts outstanding thereunder bear interest at a maximum per annum rate up to .50% above the bank's prime rate. The agreement contains selected financial and other covenants including covenants to maintain a minimum current ratio, a maximum debt to equity and total equity ratio, a maximum capital expenditure covenant, a minimum earnings to bank interest coverage ratio and certain restrictions on the repayment of principal amounts due to related parties. The agreement prohibits the payment of any dividends on the Company's common stock. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables.
     There was no outstanding balance on the line of credit at April 3, 1999, and January 2, 1999. The related party debt is subordinated to the bank debt and repayment is subject to terms of the Amended Revolving Credit Facility. The Company is currently in compliance with all covenant requirements. The Company is presently negotiating with it's lead bank to extend the Line of Credit, which is due to expire on January 31, 2000.

NOTE 6.  INDEBTEDNESS TO/FROM RELATED PARTIES

     As of April 3, 1999 and January 2, 1999 the Company had outstanding, (i) a $250,000 long-term loan from a major stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 2000; and (ii) a $1,750,000 loan made by the same stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 2000. Interest on both notes accrue at 7% per year through January 31, 2000. The Company is also evaluating whether it will repay the $2,000,000 related party indebtedness on January 31, 2000. The related party has agreed to extend the maturity date of the notes if the Company deems it necessary.


7.   INCOME TAXES
     ------------

     The effective tax rates for Fiscal 1999 and 1998 are 41.0%. At April 3, 1999 and January 2, 1999, the Company's deferred tax assets were $939,000 and $938,000, respectively, also, there was no deferred tax liability. The major components of the Company's net deferred taxes at April 3, 1999 are as follows:
                                                     April 3,     January 2,
                                                       1999          1999
                                                   ------------  ------------

Net operating loss carryforwards ("NOL'S).......   $   40,000    $   40,000
Deferred rent...................................      826,000       837,000
Other...........................................       73,000        61,000
                                                   ------------  ------------
                                                   $  939,000    $  938,000
                                                   ============  ============


8.   CONTINGENCIES
     -------------

     The Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters is not presently expected to have a material adverse effect upon the Company's financial position and results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
----------------------------------------------------------------------------
RESULTS OF OPERATIONS
------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary need for capital is to finance new store merchandise inventories, as well as the construction of new stores. During the thirteen weeks ended April 3, 1999, the Company used cash ($294,000), cash flow from non-cash depreciation expenses ($1,032,000)as well as increase in accounts payable ($4,018,000) to offset the cost of, inventory purchases ($2,762,000), payment of accrued liabilities and compensation ($1,257,000), and to fund the Company's new store expansion and remodeling program ($1,268,000).

     The Company plans to open approximately ten to fifteen new stores during 1999. The Company opened four new stores in March 1999, and one new store in April 1999. The remaining stores are expected to be opened during the summer and fall of 1999. After deducting construction allowances paid to the Company by its landlords, the Company has spent $1,268,000 through April 3, 1999 and expects to spend an additional $3,000,000 in 1999 for both new store and existing store construction and remodeling.

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

     Management believes that the Company's internally generated cash flows will be sufficient to meet anticipated requirements for operations and planned expansion during Fiscal 1999.

RESULTS OF OPERATIONS
---------------------

     For the thirteen weeks ended April 3, 1999, the 5% increase in comparative store sales along with improved gross margins, was partially offset by slightly higher occupancy costs, as well as selling, general & administrative expenses, resulting in an increase in net profit in Fiscal 1999 as compared to Fiscal 1998. The increase in general and administrative expenses was partially offset by reductions in net interest expense, as well as an increase in interest income.

     Certain financial data concerning the Company's results of operations for the thirteen week periods ended April 3, 1999 and March 28, 1998, expressed as a percentage of net sales, are as follows:

                                    Thirteen Weeks Ended
                                    --------------------
                                    April 3,    March 28,
                                      1999        1998
                                    ---------   ---------
Sales                                100.0%      100.0%
Cost of sales, including
 occupancy and buying expenses        65.0%       66.3%
Selling, general and
 administrative expenses              31.7%       33.3%
Income before taxes                    3.5%         .3%
Income tax provision                   1.4%         .1%
Net income                             2.1%         .2%


Sales
-----

     Net sales increased $5,152,000 or 16.4% during the thirteen week period ended April 3, 1999, versus the comparable period in 1998. The increase was primarily due to the greater number of stores open during the 1999 period, approximately 188 stores in operation in 1999 versus approximately 170 in 1998, as well as an increase in comparable store sales (sales for stores open at least one year or more) which increased 5% during 1999, as compared to the 1998 period.

     Historically, sales at new stores do not achieve the same levels as existing, established stores. New stores generally begin to perform as well as existing stores during their second and third year of operation. Sales on a weighted average basis for the thirteen week periods ended April 3, 1999 and March 28, 1998 were as follows:

                                   Thirteen Weeks Ended
                                   --------------------
                                 April 3,         March 28,
                                   1999              1998
                               -----------      -----------
Sales                          $36,486,000      $31,334,000
Weighted Average Stores
 Open During Period                  184.7            169.2
Net Sales Per Weighted
 Average Number of Stores      $   198,000      $   185,000
Net Weighted Average Sales
 per Square Foot               $      93.1      $      89.1
Stores Open at End
 of Period                             188              170

Costs and expenses
------------------

     Cost of sales including occupancy and buying costs, increased $2,937,000 or 14.1% for the thirteen weeks ended April 3, 1999 versus the similar period in 1998. The increase was primarily due to the increase in sales and the related cost of merchandise for those sales, as well as a $587,000 increase in occupancy expenses, primarily due to the additional stores in operation during 1999 versus 1998. As a percentage of sales, cost of sales including occupancy and buying expenses, decreased 1.3%, (65.0% versus 66.3%) for the thirteen weeks ended April 3, 1999 versus the comparable period in 1998, primarily due to the increase in sales volume.


Selling, general and administrative expenses
--------------------------------------------

     Selling, general and administrative expenses increased $1,105,000 or 10.6% during the thirteen weeks ended April 3, 1999 versus the comparable period in 1998. The increase was primarily due to the greater number of stores open in 1999 (approximately 15 more than fiscal 1998), and is reflected in greater payroll and payroll taxes ($871,000), credit card fees ($116,000), and depreciation ($63,000). These increases were partially offset by reductions in freight charges ($68,000), and advertising expense ($81,000), as well as savings in other expense categories. As a percentage of sales, S,G & A expenses decreased to 31.7% in Fiscal 1999 from 33.3% in Fiscal 1998.


Interest expense
----------------

     Interest expense decreased $12,000 or (26%) for the thirteen week period ended April 3, 1999, versus the comparable period in 1998, due to no borrowings on the bank line in Fiscal 1999.


Interest income
---------------

     Interest income increased to $89,000 from $33,000 in Fiscal 1999 as compared to the Fiscal 1998 quarter. The increase is primarily due to the higher cash flow levels the Company is currently generating.


Income taxes
------------

     The Company's effective tax rate is approximately 41%, for Fiscal 1999 and 1998, respectively.

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



                                      CACHE, INC.
                                      (Registrant)




May 7, 1999                    BY:  /s/ Thomas E. Reinckens
                                    -----------------------------
                                        Thomas E. Reinckens
                                    On behalf of Cache, Inc.
                                    and in his capacity as
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                      Principal Accounting Officer)


                               EXHIBIT 11.1
           CALCULATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE

                    (In thousands except per share data)

                                                          THIRTEEN WEEKS ENDED
                                                  -----------------------------------
                                                      April 3,             March 28,
                                                        1999                  1998
                                                  -------------         -------------
  EARNINGS PER SHARE
  ------------------
  Net Income Applicable to Common Stockholders    $     752,000         $      57,000
                                                  =============         =============

  BASIC EARNINGS PER SHARE
  ------------------------
  Weighted Average Number of
      Common Shares Outstanding                       9,091,000             9,091,000
                                                  =============         =============

  Basic Earnings Per Share                                $0.08                 $0.01
                                                  =============         =============

  DILUTED EARNINGS PER SHARE
  --------------------------
  Weighted Average Number of
      Common Shares Outstanding                       9,091,000             9,091,000

  Assuming Conversion of
       Outstanding Stock Options                        476,000               476,000

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method                    (332,000)             (462,000)
                                                  -------------         -------------

  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                                     9,235,000             9,105,000
                                                  =============         =============

  Diluted Earnings Per Share                              $0.08                 $0.01
                                                  =============         =============