Form 10-Q
period 1999-07-03
CACHE INC
filed 1999-08-13
CIK 350199

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended July 3, 1999

                                   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from............... to ...............
Commission File Number: 0-10345

                            CACHE, INC.
   ----------------------------------------------------------
    (Exact name of registrant as specified in its Charter)

          Florida                          59-1588181
------------------------            ------------------------
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)


              1460 Broadway, New York, New York             10036
------------------------------------------------------------------------
         (Address of principal executive offices)         (zip code)


                          212-575-3200
       ----------------------------------------------------
       (Registrant's telephone number, including area code)


                             ------
------------------------------------------------------------------------
(Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES [X]     NO



             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,091,338
---------------------------      ------------------------------
Class of Stock Outstanding       Outstanding at August 13, 1999

                     CACHE, INC. AND SUBSIDIARIES
                                INDEX




                                                              PAGE

CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS, JULY 3, 1999
          AND JANUARY 2, 1999                                   3


INCOME STATEMENTS
   TWENTY-SIX WEEKS ENDED JULY 3, 1999
          AND JUNE 27, 1998                                     4
   THIRTEEN WEEKS ENDED JULY 3, 1999
          AND JUNE 27, 1998                                     5


STATEMENTS OF CASH FLOWS
   TWENTY-SIX WEEKS ENDED JULY 3, 1999
          AND JUNE 27, 1998                                     6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          7-9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                      10-13


OTHER INFORMATION:
   EXHIBIT AND REPORTS ON FORM 8-K                             14
   SIGNATURE                                                   15
   EXHIBIT 11.1 - CALCULATION OF BASIC AND DILUTED
                  EARNINGS PER SHARE                           16




                                               CACHE, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)
                                                              July 3,                January 2,
                                                               1999                    1999
                                                          -------------           -------------
  ASSETS
  Current assets:
          Cash and cash equivalents                         $  9,731,000            $ 13,720,000
          Receivables                                          1,258,000               1,525,000
          Notes receivable from related parties                  250,000                 295,000
          Inventories                                         20,678,000              18,911,000
          Deferred income taxes and other assets                 201,000                 193,000
          Prepaid expenses                                       593,000                 629,000
                                                           -------------           -------------
                    Total current assets                      32,711,000              35,273,000


  Property and equipment, net                                 15,598,000              14,776,000

  Other assets                                                   845,000                 764,000
  Deferred income taxes                                          763,000                 745,000
                                                           -------------           -------------
                                                            $ 49,917,000            $ 51,558,000
                                                           =============           =============


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
          Accounts payable                                  $ 10,152,000            $ 13,178,000
          Income taxes payable                                   640,000                 943,000
          Accrued compensation                                 1,360,000               1,447,000
          Accrued liabilities                                  3,999,000               4,331,000
                                                           -------------           -------------
                    Total current liabilities                 16,151,000              19,899,000


  Notes payable to related party                               2,000,000               2,000,000
  Other liabilities                                            1,659,000               1,763,000

  Commitments and contingencies


  STOCKHOLDERS' EQUITY

         Common stock, par value $.01; authorized, 20,000,000
           shares; issued and outstanding 9,091,338 shares
           at July 3, 1999 and  January 2, 1999                   91,000                  91,000
         Additional paid-in capital                           19,564,000              19,564,000
         Retained earnings                                    10,452,000               8,241,000
                                                           -------------           -------------
                    Total stockholders' equity                30,107,000              27,896,000
                                                           -------------           -------------
                                                            $ 49,917,000            $ 51,558,000
                                                           =============           =============





  The accompanying Notes to Consolidated Financial Statements are an integral part of these balance she


                                   CACHE, INC. AND SUBSIDIARIES
                                  CONSOLIDATED INCOME STATEMENTS
                                   FOR THE TWENTY-SIX WEEKS ENDED
                                           (Unaudited)
                                                              July 3,                 June 27,
                                                               1999                    1998
                                                           ------------             ------------
  Net sales                                                $ 76,514,000             $ 67,854,000

  Costs and expenses
      Cost of sales, including occupancy and buying costs     49,217,000              44,321,000
      Selling, general and administrative expenses            23,675,000              21,405,000
                                                            ------------             -----------
                                                              72,892,000              65,726,000
                                                            ------------             -----------

  Operating income                                             3,622,000               2,128,000
                                                            ------------             -----------

  Interest expense
     Related party                                               (70,000)                (70,000)
     Other                                                         ---                   (14,000)
                                                            -------------            ------------
                                                                 (70,000)                (84,000)
                                                            -------------            ------------

  Interest income                                                196,000                  93,000
                                                            -------------            ------------



  Income before income taxes                                   3,748,000               2,137,000

  Income tax provision                                         1,537,000                 876,000
                                                            -------------            ------------


  Net income                                                $  2,211,000             $ 1,261,000
                                                            =============            ============




  Basic and diluted earnings per share                             $0.24                   $0.14
                                                            =============            ============





  Weighted average number of shares and
     share equivalents outstanding                             9,258,000               9,173,000
                                                            =============            ============











  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                              CACHE, INC. AND SUBSIDIARIES
                             CONSOLIDATED INCOME STATEMENTS
                              FOR THE THIRTEEN WEEKS ENDED
                                     (Unaudited)

                                                               July 3,                 June 27,
                                                                1999                    1998
                                                            -------------           -------------
  Net sales                                                 $ 40,028,000            $ 36,520,000
                                                            -------------           -------------
  Costs and expenses
      Cost of sales, including occupancy and buying costs     25,501,000              23,542,000
      Selling, general and administrative expenses            12,126,000              10,961,000
                                                            -------------            -----------
                                                              37,627,000              34,503,000

  Operating income                                             2,401,000               2,017,000
                                                            -------------            -------------
  Interest expense
     Related party                                               (35,000)                (35,000)
     Other                                                          -                     (2,000)
                                                             ------------           --------------
                                                                 (35,000)                (37,000)
                                                             ------------           --------------

  Interest income                                                107,000                  60,000
                                                             ------------           --------------

  Income before income taxes                                   2,473,000               2,040,000

  Income tax provision                                         1,014,000                 836,000
                                                             ------------           --------------

  Net income                                                 $ 1,459,000            $  1,204,000
                                                             ============           ==============



  Basic and diluted earnings per share                             $0.16                   $0.13
                                                             ------------           -------------




  Weighted average number of shares and
     share equivalents outstanding                             9,266,000               9,177,000
                                                             ============           ==============











  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                                     CACHE, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE TWENTY-SIX WEEKS ENDED
                                                  (Unaudited)

                                                               July 3,                 June 27,
                                                                1999                    1998
                                                             -------------          -------------

  CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                  $ 2,211,000             $ 1,261,000
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                           2,139,000               2,012,000
        Decrease (increase) in deferred income taxes              (26,000)                 31,000
        Reversal of future rent escalations                       (52,000)                (34,000)

  Change in assets and liabilities:
  Decrease in receivables                                         267,000                 143,000
  Decrease  (increase) in notes receivable from related parties    45,000                 (49,000)
  Decrease  (increase) in inventories                          (1,767,000)                 62,000
  Decrease  (increase) in prepaid expenses                         36,000                 (68,000)
  Decrease in accounts payable                                 (3,026,000)             (2,452,000)
  Decrease in income taxes payable                               (303,000)               (301,000)
  Decrease in accrued liabilities and accrued compensatio        (471,000)             (1,084,000)
                                                               -----------             -----------

     Total changes in assets and liabilities                   (5,219,000)             (3,749,000)
                                                               -----------             -----------

  Net cash used in operating activities                          (947,000)               (479,000)
                                                               -----------             -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from property and equipment disposals               ---                      23,000
     Payments for property and equipment                       (2,940,000)             (1,130,000)
                                                             -------------            -------------
  Net cash used in investing activities                        (2,940,000)             (1,107,000)
                                                             -------------            -------------
  CASH FLOWS FROM FINANCING ACTIVITIES:


     Proceeds from long-term bank debt                           ---                      550,000
     Repayment of long-term bank debt                            ---                     (550,000)
     Other, net                                                  (102,000)                (49,000)
                                                              ------------            -------------
  Net cash used in financing activities                          (102,000)                (49,000)
                                                              ------------            -------------

  Net decrease in cash and cash equivalents                    (3,989,000)             (1,635,000)
  Cash and cash equivalents, at beginning of period            13,720,000               5,892,000
                                                             -------------            -------------
  Cash and cash equivalents, at end of period                 $ 9,731,000             $ 4,257,000
                                                             =============            =============






  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                    CACHE, INC.
                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     BASIS OF PRESENTATION
       ---------------------

     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring to present fairly the financial position of the Company at July 3, 1999(Fiscal 1999)and January 2, 1999 (Fiscal 1998), and the results of operations for the twenty-six and thirteen week periods ended July 3, 1999 and June 27, 1998 and consolidated statements of cash flows for the twenty-six weeks then ended.

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


2.     BASIC AND DILUTED EARNINGS
       --------------------------

     Basic and diluted earnings per share has been computed based on the weighted average number of shares of common stock outstanding for the twenty-six and thirteen weeks ended July 3, 1999 and June 27, 1998.

     The approximate number of shares used in the computations of basic and diluted earnings per share were 9,258,000 and 9,173,000, for the twenty-six week periods and 9,266,000 and 9,177,000 for the thirteen week periods ended July 3, 1999 and June 27, 1998, respectively.

3.     PROPERTY AND EQUIPMENT
       ----------------------
                                        July 3,         January 2,
                                         1999             1999
                                    ------------       -----------
     Leasehold improvements          $17,615,000       $16,912,000
     Furniture, fixtures and
       equipment                      22,101,000        19,864,000
                                    ------------       -----------
                                      39,716,000        36,776,000
     Less: accumulated depreciation
       and amortization               24,118,000        22,000,000
                                    ------------       -----------

                                     $15,598,000       $14,776,000
                                    ============       ===========



4.     ACCRUED LIABILITIES
       -------------------
                                       July 3,         January 2,
                                        1999             1999
                                     ----------        -----------
     Operating Expenses              $1,164,000        $1,193,000
     Taxes, other than income taxes     840,000         1,396,000
     Leasehold additions                468,000            30,000
     Other customer deposits          1,527,000         1,712,000
                                     ----------        -----------
                                     $3,999,000        $4,331,000
                                     ==========        ===========


5.     BANK DEBT
       ---------

       During July 1999, the Company reached an agreement with its bank to extend the maturity of the Amended Revolving Credit Facility until January 31, 2003. Pursuant to the Amended Revolving Credit Facility $15,000,000 is available until expiration at January 31, 2003. The amounts outstanding thereunder bear interest at a maximum per annum rate up to the bank's prime rate. The agreement contains selected financial and other covenants including covenants to maintain a minimum current ratio, a maximum debt to equity ratio, a maximum capital expenditure covenant and a minimum fixed charge coverage ratio. The amended agreement now permits the payment of dividends on the Company's common stock. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables.
     There was no outstanding balance on the line of credit at July 3, 1999, and January 2, 1999. The related party debt is no longer subordinated to the bank debt and repayment is no longer subject to terms of the Amended Revolving Credit Facility. The Company is currently in compliance with all covenant requirements.

NOTE 6.  INDEBTEDNESS TO/FROM RELATED PARTIES
         ------------------------------------

     As of July 3, 1999 and January 2, 1999 the Company had outstanding, (i) a $250,000 long-term loan from a major stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 2000; and (ii) a $1,750,000 loan made by the same stockholder bearing interest payable quarterly with principal due upon demand at any time after January 31, 2000. Interest on both notes accrue at 7% per year through January 31, 2000. In July 1999, the Company and the major stockholder agreed to extend the maturity date on the notes to January 31, 2003, at the current interest rate of 7% per annum.

     On April 27, 1998, the Company loaned an executive $50,000, which was to be repaid in 60 monthly payments. The loan has been subsequently repaid in full.


7.     INCOME TAXES
       ------------

     The effective tax rate for Fiscal 1999 and 1998 is 41.0%. At July 3, 1999 and January 2, 1999, the Company's deferred tax assets were $964,000 and $938,000, respectively, and, there was no deferred tax liability. The major components of the Company's net deferred taxes at are as follows:

                                                      July 3,    January 2,
                                                       1999        1999
                                                    ---------     ---------

Net operating loss carryforwards ("NOL'S").......    $ 40,000      $ 40,000
Deferred rent...................................      816,000       837,000
Other...........................................      108,000        61,000
                                                    ---------     ---------
                                                   $  964,000     $ 938,000
                                                   ==========     =========


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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary need for capital is to finance new store merchandise inventories, as well as the construction of new stores and the renovation of existing stores. During the twenty-six weeks ended July 3, 1999, the Company used cash ($3,989,000) and cash flow from non-cash depreciation expenses ($2,139,000) to repay accounts payable ($3,026,000), to fund inventory increase ($1,767,000)and to fund the Company's store expansion and remodeling program ($2,940,000). The Company had no bank borrowings during Fiscal 1999.

     The Company plans to open approximately thirteen new Cache stores during 1999. The Company has opened six new Cache stores in the first half of 1999. Approximately seven new Cache stores are expected to be opened during the second half of 1999. The Company also plans to open approximately six new Lillie Rubin stores during the second half of 1999, including it's first new prototype Lillie Rubin store at South Hills Village, in Pittsburgh, PA. After deducting construction allowances paid to the Company by its landlords, the Company has spent approximately $2,940,000 through July 3, 1999 and expects to spend an additional $3,500,000 in 1999 for both new store and existing store construction and remodeling. The Company closed one store in July, 1999, the closure had no material impact on earnings.

     The Company has completed a comprehensive review of its computer systems and is nearing completion of modifications to existing software and conversion to new software, in preparation for the Year 2000. To date, the Company has spent approximately $125,000 for external consulting, software and hardware improvements. The total costs associated with modifying current systems and new software cost is not anticipated to have a material impact on results of operations, cash flows or financial condition in any given year. However, no assurances can be given that the Company will be able to completely identify or address all year 2000 compliance issues, or that third parties with whom the Company does business will not experience system failures as a result of the year 2000 issue, nor can the Company fully predict the consequences of noncompliance.

     Management believes that the Company's internally generated cash flows will be sufficient to meet anticipated requirements for operations and planned expansion during Fiscal 1999. The Company's cash flow from operations continues to be strong, as evidenced by the Company's current ratio at July 3, 1999 of 2.03 : 1.00; with cash on hand of $9.7 million and no bank debt outstanding.


RESULTS OF OPERATIONS
---------------------

     For the twenty-six and thirteen weeks ended July 3, 1999, the 5% increase and 4% increase, respectively, in comparative store sales, as well as higher gross margins was partially offset by higher occupancy costs and selling general and administrative expenses, resulting in an increase in net income in Fiscal 1999 as compared to Fiscal 1998. The increase in selling, general and administrative expenses was partially offset by reductions in net interest expense, as well as an increase in interest income.

     Certain financial data concerning the Company's results of operations for the twenty-six and thirteen week periods ended July 3, 1999 and June 27, 1998, expressed as a percentage of net sales, are as follows:

                                Twenty-six Weeks Ended   Thirteen Weeks Ended
                                ----------------------   --------------------
                                 July 3,     June 27,      June 27,   July 3,
                                  1999        1998          1998       1999
                                 --------    --------     ---------   -------
Sales                             100.0%      100.0%       100.0%     100.0%
Cost of sales, including
 occupancy and buying expenses     64.3%       65.3%        63.7%      64.5%
Selling, general and
 administrative expenses           30.9%       31.5%        30.3%      30.0%
Income before taxes                 4.9%        3.1%         6.2%       5.6%
Income tax provision                2.0%        1.3%         2.5%       2.3%
Net income                          2.9%        1.8%         3.6%       3.3%


Sales
-----

     Net sales increased $8,660,000 or 13.8% and $3,508,000 or 9.6%, respectively, during the twenty-six and thirteen week periods ended July 3, 1999, versus the comparable periods in 1998. The increases were primarily due to the greater number of stores open during the 1999 period, approximately 187 as compared to approximately 170 in Fiscal 1998, as well as an increase in comparable store sales during the 1999 periods. Comparable store sales increased 5% and 4%, respectively, for the twenty-six and thirteen week periods in 1999, as compared to the comparable periods in 1998.

     Historically, sales at new stores do not achieve the same levels as existing, established stores. New stores generally begin to perform as well as existing stores during their second and third year of operation. Sales on a weighted average basis for the twenty-six and thirteen week periods ended July 3, 1999 and June 27, 1998 were as follows:

                           Twenty-six Weeks Ended       Thirteen Weeks Ended
                          -------------------------   ------------------------
                             July 3,     June 27,        July 3,      June 27,
                               1999        1998           1999         1998
                          -------------------------   -------------------------

Sales                     $76,514,000   $67,854,000    $40,028,000  $36,520,000

Weighted Average Stores
 Open During Period          186.8         170.0           188.8       170.8

Net Sales Per Weighted
 Average Number of Stores  $410,000       $399,000       $212,000     $214,000

Net Weighted Average Sales
 per square foot             $193.54      $192.19          $100.35     $103.00

Stores Open at End
 of Period                     190          171              190          171


Costs and expenses
-------------------

     Cost of sales, including occupancy and buying costs, increased $4,896,000 or 11.0% for the twenty-six weeks ended July 3, 1999, versus the similar period in 1998. The increase was primarily due to the increase in sales and the related cost of merchandise for those sales, as well as a $1,182,000 increase in occupancy expenses, primarily due to the additional stores in operation during the 1999 versus 1998. As a percentage of sales, cost of sales, including the occupancy expenses, decreased 1.0%, (64.3% versus 65.3%) for the twenty-six week period ended July 3, 1999, versus the comparable period in 1998. The decrease was primarily due to higher initial mark-ups in 1999, as compared to Fiscal 1998.

     Cost of sales, including occupancy and buying costs, increased $1,959,000 or 8.3% for the thirteen weeks ended July 3, 1999, versus the similar 1998 period. The increase was primarily due to the increase in sales and the related cost of the merchandise for those sales, and a $595,000 increase in occupancy, due to the additional stores in operation during 1999 versus 1998. As a percentage of sales, cost of sales, including occupancy and buying expenses, decreased 0.8% (63.7% versus 64.5%) for the thirteen weeks ended July 3, 1999, versus the comparable period in 1998. The decrease was primarily due to higher initial mark-ups, as compared to the comparable period in 1998, and was partially offset by higher markdowns, as a percent of sales, as compared to the 1998 period.

Selling, general and administrative expenses
---------------------------------------------

     Selling, general and administrative expenses ("S,G&A") increased $2,270,000 or 10.6% during the twenty-six week period ended July 3, 1999 versus the comparable period in 1998. The increase was primarily due to the greater number of stores open in Fiscal 1999 as compared to Fiscal 1998. The increase in certain expense categories was due to greater payroll and payroll taxes ($1,875,000), credit card fees ($104,000), depreciation ($127,000) and licenses and taxes ($110,000), and was partially offset by a reduction in freight expense ($78,000)and advertising expense($52,000). As a percentage of sales, these expenses decreased 0.6% (30.9% versus 31.5%) for the twenty-six weeks ended July 3, 1999 versus the similar 1998 period. The decrease was due primarily to the effect of higher comparable store sales, experienced in the current twenty-six week period, upon S,G&A expenses, which are relatively fixed in nature, as well as management's efforts to contain S,G&A expenses.

     Selling, general and administrative expenses increased $1,165,000 or 10.6% during the thirteen weeks ended July 3, 1999, versus the comparable period in 1998. The increase was primarily due to greater number of stores open in Fiscal 1999, as compared to Fiscal 1998. The increase in several expense catagories was primarily due to greater payroll and payroll taxes ($964,000), licenses and taxes($67,000) and depreciation($64,000). As a percentage of sales, these expenses increased 0.3% (30.3% versus 30.0%) for the thirteen weeks ended July 3, 1999 versus the similar 1998 period. The increase was due primarily to the effect of higher payroll and payroll taxes which was primarily driven by the greater number of stores open during the Fiscal 1999 period.


Interest expense
----------------

     Interest expense decreased $14,000 and $2,000, respectively, for the twenty-six and thirteen week periods ended July 3, 1999 versus the comparable period in 1998, primarily due to elimination of bank borrowing in 1999.


Interest income
---------------

     Interest income increased to $196,000 from $93,000 for the twenty-six week period, as well as increasing to $107,000 from $60,000 for the thirteen week period. The increase is primarily due to the strong cash flow levels the Company is generating.

Income taxes
-------------

     The Company's effective tax rate is approximately 41%, for Fiscal 1999 and 1997, respectively.

PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

          NONE

(b)  Reports on Form 8-K

          NONE

                                   Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CACHE, INC.
                                      (Registrant)




August 13, 1999                BY:  /s/ Thomas E. Reinckens
                                    -----------------------
                                        Thomas E. Reinckens
                                    On behalf of Cache, Inc.
                                    and in his capacity as
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                     Principal Accounting Officer)



                                        EXHIBIT 11.1
                          CALCULATION OF BASIC AND DILUTED EARNINGS PER SHARE

                                   (In thousands except per share data)
                                              TWENTY-SIX                            THIRTEEN
                                              WEEKS ENDED                           WEEKS ENDED
                                    ---------------------------          --------------------------------
                                      July 3,         June 27,              July 3,             June 27,
                                       1999            1998                  1999                1998
                                    ---------------------------          --------------------------------
  EARNINGS
  Net Income Applicable
       to Common Stockholders      $ 2,211,000     $ 1,261,000           $ 1,459,000        $ 1,204,000
                                   =============================         ==================================


  BASIC EARNINGS PER SHARE
  Weighted Average Number of
      Common Shares Outstanding      9,091,000       9,091,000             9,091,000           9,091,000
                                   =============================         =================================

  Basic Earnings Per Share               $0.24           $0.14                 $0.16               $0.13
                                   =============================         ==================================

  DILUTED EARNINGS PER SHARE
  Weighted Average Number of
      Common Shares Outstanding      9,091,000       9,091,000             9,091,000           9,091,000

  Assuming Conversion of
       Outstanding Stock Options       600,000         476,000               600,000             476,000

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Meth     (433,000)       (394,000)             (425,000)           (390,000)
                                   -----------------------------          ---------------------------------

  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                    9,258,000       9,173,000             9,266,000           9,177,000
                                  ==============================          ==================================

  Diluted Earnings Per Share             $0.24           $0.14                 $0.16               $0.13
                                  ==============================          ==================================



