Form 10-Q
period 1999-10-02
CACHE INC
filed 1999-11-17
CIK 350199

FORM 10-Q

	       SECURITIES AND EXCHANGE COMMISSION
		 Washington, D.C.  20549
(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
		  SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended October 2, 1999

				   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		   SECURITIES EXCHANGE ACT OF 1934

For the transition period from............... to ...............
Commission File Number: 0-10345

			    CACHE, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its Charter)

	  Florida                          59-1588181
------------------------------- ---------------------------------
(State or other jurisdiction of (IRS Employer Identification No.)
 incorporation or organization)

	      1460 Broadway, New York, New York         10036
	     ----------------------------------------------------
	     (Address of principal executive offices)  (zip code)

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

			  YES [X]     NO



	     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,091,338
--------------------------       --------------------------------
Class of Stock Outstanding       Outstanding at November 17, 1999

		   CACHE, INC. AND SUBSIDIARIES
			     INDEX




							      PAGE

CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS, OCTOBER 2, 1999
	  AND JANUARY 2, 1999                                   3


STATEMENTS OF OPERATIONS
   THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999
	  AND SEPTEMBER 26, 1998                                4
   THIRTEEN WEEKS ENDED OCTOBER 2, 1999
	  AND SEPTEMBER 26, 1998                                5


STATEMENTS OF CASH FLOWS
   THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999
	  AND SEPTEMBER 26, 1998                                6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          7-9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                      10-13


OTHER INFORMATION:
   EXHIBIT INDEX AND REPORTS ON FORM 8-K                       13
   SIGNATURES                                                  14
   EXHIBIT 11.1 - CALCULATION OF BASIC AND DILUTED
		  EARNINGS PER SHARE                           15

				     CACHE, INC. AND SUBSIDIARIES
				     CONSOLIDATED BALANCE SHEETS
					     (Unaudited)
								  October 2,        January 2,
								   1999              1999
							       -------------     --------------
  ASSETS
  Current assets:
	  Cash and cash equivalents                            $  6,448,000       $  13,720,000
	  Receivables                                             2,030,000           1,525,000
	  Notes receivable from related parties                     250,000             295,000
	  Inventories                                            25,031,000          18,911,000
	  Prepaid income taxes and other assets                     798,000             193,000
	  Prepaid expenses                                          696,000             629,000
							       -------------      -------------
		     Total current assets                        35,253,000          35,273,000


  Property and equipment, net                                    16,277,000          14,776,000

  Other assets                                                      833,000             764,000
  Deferred income taxes                                             802,000             745,000
							       -------------      -------------
							       $ 53,165,000       $  51,558,000
							       =============      =============


  LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
	  Accounts payable                                     $ 15,442,000       $  13,178,000
	  Income taxes payable                                        ---               943,000
	  Accrued compensation                                      697,000           1,447,000
	  Accrued liabilities                                     4,055,000           4,331,000
							       -------------      -------------
		     Total current liabilities                   20,194,000          19,899,000



  Notes payable to related party                                  2,000,000           2,000,000
  Other liabilities                                               1,620,000           1,763,000

  Commitments and contingencies


  STOCKHOLDERS' EQUITY

      Common stock, par value $.01; authorized, 20,000,000
       shares; issued and outstanding 9,091,338 shares
       at October 2, 1999 and January 2, 1999                        91,000              91,000
       Additional paid-in capital                                19,564,000          19,564,000
       Retained earnings                                          9,696,000           8,241,000
							       -------------      -------------
		     Total stockholders' equity                  29,351,000          27,896,000
							       -------------      -------------
							       $ 53,165,000       $  51,558,000
							       =============      =============




  The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


				     CACHE, INC. AND SUBSIDIARIES
				  CONSOLIDATED STATEMENTS OF OPERATIONS
				    FOR THE THIRTY-NINE WEEKS ENDED
					       (Unaudited)

								  October 2,        September 26,
								     1999              1998
							       ---------------     --------------
  Net sales                                                    $  110,790,000      $  98,817,000
							       ---------------     --------------

  Costs and expenses
      Cost of sales, including occupancy and buying costs          72,464,000         65,137,000
      Selling, general and administrative expenses                 35,968,000         32,212,000
							       ---------------     --------------
								  108,432,000         97,349,000
							       ---------------     --------------

  Operating income                                                  2,358,000          1,468,000

  Interest expense
     Related party                                                   (105,000)          (105,000)
     Other                                                             ---               (14,000)
							       ---------------     --------------
								     (105,000)          (119,000)
							       ---------------     --------------

  Interest and other income, net                                      212,000            145,000
							       ---------------     --------------

  Income before income taxes                                        2,465,000          1,494,000

  Income tax provision                                              1,010,000            612,000
							       ---------------     --------------

  Net income                                                   $    1,455,000       $    882,000
							       ===============     ==============



  Basic and diluted earnings per share                              $0.16                 $0.10
							       ===============     ==============




  Weighted average number of shares and
     share equivalents outstanding                                  9,321,000          9,168,000
							       ===============     ==============







The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

						   CACHE, INC. AND SUBSIDIARIES
					      CONSOLIDATED STATEMENTS OF OPERATIONS
						  FOR THE THIRTEEN WEEKS ENDED
							  (Unaudited)


								     October 2,          September 26,
									1999                 1998
								   -------------       ---------------
  Net sales                                                        $  34,276,000       $  30,963,000
								   --------------      ---------------

  Costs and expenses
      Cost of sales, including occupancy and buying costs             23,247,000          20,816,000
      Selling, general and administrative expenses                    12,293,000          10,807,000
								   --------------      ---------------
								      35,540,000          31,623,000
								   --------------      ---------------

  Operating loss                                                      (1,264,000)           (660,000)

  Interest expense
     Related party                                                       (35,000)            (35,000)
     Other                                                                 ---                  ---
								   --------------      ---------------
									 (35,000)            (35,000)
								   --------------      ---------------

  Interest and other income, net                                          16,000              52,000
								   --------------      ---------------

  Loss before income tax benefit                                      (1,283,000)           (643,000)

  Income tax benefit                                                    (527,000)           (264,000)
								   --------------      ---------------
  Net loss                                                           $  (756,000)        $  (379,000)
								   ==============      ===============


  Basic loss per share                                                    ($0.08)             ($0.04)
								   ==============      ===============



  Weighted average number of shares and
     share equivalents outstanding                                     9,091,000           9,091,000
								   ==============      ===============







  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

					    CACHE, INC. AND SUBSIDIARIES
					CONSOLIDATED STATEMENTS OF CASH FLOWS
					    FOR THE THIRTY-NINE WEEKS ENDED
						    (Unaudited)
								      October 2,               September 26,
									1999                       1998
								    --------------            --------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  -------------------------------------
  Net income                                                        $  1,455,000              $    882,000
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
	Depreciation and amortization                                  3,272,000                 2,943,000
	Reversal of future rent escalations                              (72,000)                  (48,000)

  Change in assets and liabilities:
  ---------------------------------
  Decrease (increase) in receivables                                    (505,000)                   93,000
  Decrease (increase) in notes receivable from related parties            45,000                   (47,000)
  Increase in inventories                                             (6,120,000)               (3,816,000)
  Increase in prepaid income taxes and other assets                     (662,000)                 (594,000)
  Decrease (increase) in prepaid expenses                                (67,000)                  349,000
  Decrease in income taxes payable                                      (943,000)                 (359,000)
  Increase in accounts payable                                         2,264,000                   449,000
  Decrease in accrued liabilities and accrued compensation            (1,097,000)                 (112,000)
								    --------------            --------------
     Total changes in assets and liabilities                          (7,085,000)               (4,037,000)
								    --------------            --------------
  Net cash used in operating activities                               (2,430,000)                 (260,000)
								    --------------            --------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  -------------------------------------

     Payments for property and equipment                              (4,796,000)               (1,765,000)
     Purchase of Lillie Rubin, net                                       ---                    (1,104,000)
     Disposal of property and equipment                                   54,000                    23,000
								    --------------            --------------

  Net cash used in investing activities                               (4,742,000)               (2,846,000)
								    --------------            --------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  -------------------------------------

     Long-term bank debt additional borrowings                           ---                     1,050,000
     Long-term bank debt principal repayments                            ---                    (1,050,000)
     Other, net                                                         (100,000)                   (4,000)
								    --------------            --------------
  Net cash used in financing activities                                 (100,000)                   (4,000)
								    --------------            --------------

  Net decrease in cash and cash equivalents                           (7,272,000)               (3,110,000)
  Cash and cash equivalents, at beginning of period                   13,720,000                 5,892,000
								    --------------            --------------
  Cash and cash equivalents, at end of period                       $  6,448,000              $  2,782,000
								    ==============            ==============




  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

		    CACHE, INC. & SUBSIDIARIES
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------
     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring, to present fairly the financial position of the Company at October 2, 1999 (Fiscal 1999) and January 2, 1999 (Fiscal 1998), and the results of operations for the thirty-nine and thirteen week periods ended October 2, 1999 and September 26, 1998 and consolidated statements of cash flows for the thirty-nine weeks then ended.

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


2.   BASIC AND DILUTED EARNINGS
     --------------------------
     Basic and diluted earnings per share has been computed based on the weighted average number of shares of common stock outstanding for the thirty-nine and thirteen weeks ended October 2, 1999 and September 26, 1998.

The approximate number of shares used in the computations of basic and diluted earnings per share were 9,321,000 and 9,168,000, for the thirty-nine week periods and 9,091,000 and 9,091,000 for the thirteen week periods ended October 2,1999 and September 26, 1998, respectively.

3.   PROPERTY AND EQUIPMENT
     ----------------------

				      October 2,        January 2,
					 1999             1999
				     -----------       -----------

     Leasehold improvements          $17,990,000       $16,912,000
     Furniture, fixtures and
       equipment                      23,240,000        19,864,000
				     -----------       -----------
				      41,230,000        36,776,000

     Less: accumulated depreciation
       and amortization               24,953,000        22,000,000
				     -----------       -----------
				     $16,277,000       $14,776,000
				     ===========       ===========



4.   ACCRUED LIABILITIES
     -------------------
				      October 2,        January 2,
					 1999             1999
				     -----------       -----------
     Operating expenses              $ 1,105,000       $1,193,000
     Taxes, other than income taxes    1,071,000        1,396,000
     Leasehold additions                 428,000           30,000
     Other customer deposits           1,451,000        1,712,000
				     -----------       -----------
				     $ 4,055,000       $4,331,000
				     ===========       ===========


5.   BANK DEBT
     ---------
     During July 1999, the Company reached an agreement with its bank to extend the maturity of the Amended Revolving Credit Facility until January 31, 2003. Pursuant to the Amended Revolving Credit Facility $15,000,000 is available until expiration at January 31, 2003. The amounts outstanding thereunder bear interest at a maximum per annum rate up to the bank's prime rate. The agreement contains selected financial and other covenants including covenants to maintain a minimum current ratio, a maximum debt to equity ratio, a maximum capital expenditure covenant and a minimum fixed charge coverage ratio. The amended agreement now permits the payment of any dividends on the Company's common stock. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables.

      There was no outstanding balance on the line of credit at October 2, 1999, and January 2, 1999. The related party debt is no longer subordinated to the bank debt and repayment is no longer subject to terms of the Amended Revolving Credit Facility. The Company is currently in compliance with all covenant requirements.

6.   INDEBTEDNESS TO/FROM RELATED PARTIES
     ------------------------------------
     As of October 2, 1999 and January 2, 1999 the Company had outstanding,
(i) a $250,000 long-term loan from a major stockholder bearing interest payable quarterly and (ii) a $1,750,000 loan made by the same stockholder bearing interest payable quarterly. In July 1999, the Company and the major stockholder agreed to extend the maturity date on the notes to January 31, 2003, at the current interest rate of 7% per annum.

     On April 27, 1998, the Company loaned $50,000 to an employee, which was to be repaid in 60 monthly payments. The loan has been subsequently repaid in full.


7.    INCOME TAXES
      ------------
     The effective tax rate is approximately 41% for Fiscal 1999 and 1998, respectively. At October 2, 1999 and January 2, 1999, the Company's deferred tax assets were $1,007,000 and $938,000, respectively, and there was no deferred tax liability. The major components of the Company's net deferred taxes are as follows:

						     October 2,     January 2,
							1999           1999
						    -----------    -----------

Net operating loss carryforwards ("NOL'S")......    $   40,000     $  40,000
Deferred rent...................................       813,000       837,000
Other...........................................       154,000        61,000
						    -----------    -----------
						    $1,007,000     $ 938,000
						   ============   ============
8.    CONTINGENCIES
      -------------
      The Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters is not presently expected to have a material adverse effect upon the Company's financial position and results of operations.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     The Company's primary need for capital is to finance new store merchandise inventories, as well as the construction of new stores and the renovation of existing stores. During the thirty-nine weeks ended October 2, 1999, the Company used cash ($7,272,000) and cash flow from non-cash depreciation expenses ($3,272,000) as well as an increase in accounts payable ($2,264,000), to fund the Company's store expansion and remodeling program ($4,796,000), as well as the related increase in store inventories ($6,120,000)and the payment of accrued expenses and taxes payable. There was no outstanding balance on the line of credit at October 2, 1999.

     The Company has opened ten new Cache stores and two new Lillie Rubin stores in Fiscal 1999. The Company has spent approximately $4,796,000 (net of landlord construction allowances), through October 2, 1999 and expects to spend approximately $2,500,000 for capital expenditures during the fourth quarter of Fiscal 1999. The Company closed one store in July 1999, which had no material impact on earnings.

     The Company has completed a comprehensive review of its computer systems and has completed modifications to existing software and conversion to new software, in preparation for the Year 2000. The Company has also tested all existing and new software, for Year 2000 compliance. To date, the Company has spent approximately $150,000 for external consulting, software and hardware improvements. The total costs associated with modifying current systems and new software cost is not anticipated to have a material impact on results of operations, cash flows or financial condition in any given year. However, no assurances can be given that the Company will be able to completely identify or address all Year 2000 compliance issues, or that third parties with whom the Company does business will not experience system failures as a result of the Year 2000 issue, nor can the Company fully predict the consequences of noncompliance.

     Management believes that the Company's internally generated cash flows will be sufficient to meet anticipated requirements for operations and planned
expansion during Fiscal 1999.   The Company's current ratio at October 2, 1999
was 1.75 : 1.00; with cash on hand of $6.4 million as compared to cash on hand of $2.8 million at September 26, 1998. The Company's cash flow from operations is primarily driven by improved earnings and non-cash depreciation charges of $3.3 million for the thirty-nine week period.


RESULTS OF OPERATIONS
---------------------
     For the thirty-nine week period ended October 2, 1999, a 3% increase in comparative store sales was the primary factor contributing to the increase in net income, as compared to Fiscal 1998.

     For the thirteen week Fiscal 1999 period, the net loss increased as compared to Fiscal 1998. The primary factor was the increase in the number of stores open and the resulting increase in occupancy and selling expenses. Markdowns increased, both in dollars and as a percent of sales, which also contributed to lower gross margins. An increase in the size of the buying staff also increased selling general and administrative ("S,G&A") expenses.

     Certain financial data concerning the Company's results of operations for the thirty-nine and thirteen week periods ended October 2, 1999 and September 26, 1998, expressed as a percentage of net sales, are as follows:

				Thirty-nine Weeks Ended  Thirteen Weeks Ended
				-----------------------  ------------------------
				  Oct. 2,    Sept. 26,     Oct. 2,     Sept. 26,
				   1999       1998          1999        1998
				  ------     ---------     -------      --------
Sales                             100.0%      100.0%       100.0%       100.0%
Cost of sales, including
 occupancy and buying expenses     65.4%       65.9%        67.8%        67.2%
Selling, general and
 administrative expenses           32.5%       32.6%        35.9%        34.9%
Income (loss) before taxes          2.2%        1.5%        (3.7%)       (2.1%)
Income tax provision (benefit)      0.9%        0.6%        (1.5%)       (0.9%)
Net income (loss)                   1.3%        0.9%        (2.2%)       (1.2%)


Sales
-----
     Net sales increased $11,973,000 or 12.1% and $3,313,000 or 10.7%, respectively, during the thirty-nine and thirteen week periods ended October 2, 1999, versus the comparable periods in 1998. The increases were primarily due to the additional stores open as compared to Fiscal 1998, as well as comparable store sales increases during the Fiscal 1999 periods. Comparable store sales increased 3%, for the thirty-nine week period and increased 1% for the thirteen week period in Fiscal 1999, as compared to the comparable periods in Fiscal 1998. The number of stores open increased to 195 stores as of October 2, 1999, from 184 stores in operation as of September 26, 1998.

Costs and expenses
------------------
     Cost of sales, including occupancy and buying costs, increased $7,327,000 or 11.2% for the thirty-nine weeks ended October 2, 1999, versus the similar period in Fiscal 1998. The increase was primarily due to the increase in sales and the related cost of merchandise for those sales, as well as a $1,854,000 increase in occupancy expenses, primarily due to the additional stores in operation during Fiscal 1999, as compared to Fiscal 1998. As a percentage of sales, cost of sales, including the occupancy expenses, decreased from 65.9%, in Fiscal 1998 to 65.4% in Fiscal 1999 for the thirty-nine week period. The decrease was partially due to higher initial mark-up in Fiscal 1999.

    Cost of sales, including occupancy and buying costs, increased $2,431,000 or 11.7% for the thirteen weeks ended October 2,1999, versus the similar Fiscal 1998 period. The increase was primarily due to the increase in sales and the related cost of the merchandise for those sales, and a $672,000 increase in occupancy, due to the additional stores in operation during Fiscal 1999 as compared to Fiscal 1998. As a percentage of sales, cost of sales, including occupancy and buying expenses, increased 0.6% (67.8% versus 67.2%) for the thirteen weeks ended October 2, 1999, versus the comparable period in Fiscal 1998. The increase was primarily due to an increase in occupancy and buying expense, as well as due to higher markdowns, both in dollars and as a percent of sales in Fiscal 1999.


Selling, general and administrative expenses
--------------------------------------------
    Selling, general and administrative expenses ("S,G&A") increased $3,756,000 or 11.7% during the thirty-nine week period ended October 2, 1999 versus the comparable period in Fiscal 1998. The increase was primarily due to greater payroll and payroll taxes ($3,040,000), credit card fees ($167,000), depreciation ($329,000), licenses and taxes ($176,000) and insurance expenses ($75,000), and was partially offset by a reduction in freight expense ($111,000), and advertising expense ($61,000). As a percentage of sales, these expenses decreased 0.1% (32.5% versus 32.6%) for the thirty-nine weeks ended October 2, 1999 versus the similar 1998 period. The decrease was due primarily to the effect of higher comparable store sales, experienced in the current thirty-nine week period, upon S,G&A expenses, which are relatively fixed in nature.

     Selling, general and administrative expenses increased $1,486,000 or 13.8% during the thirteen weeks ended October 2, 1999, versus the comparable period in 1998. The increase was due to greater payroll and payroll taxes ($1,165,000), depreciation ($200,000), credit card fees($63,000), insurance ($40,000) and licenses and taxes ($66,000), and was partially offset by a reduction in freight expense ($33,000). As a percentage of sales, these expenses increased 1.0% (35.9% versus 34.9%) for the thirteen weeks ended October 2, 1999 versus the similar 1998 period. The increase was due primarily to the increase in S,G&A expenses, while comparative store sales increased by 1%. The previously mentioned increase in the size of the buying staff also contributed to higher S,G&A expenses in the thirteen week Fiscal 1999 period.

Interest and other income, net
------------------------------
     Interest and other income increased to $212,000 from $145,000 for the thirty-nine week period. The increase is primarily due to the higher cash flow levels the Company is generating. Interest and other income decreased from $52,000 to $16,000 for the thirteen week period primarily due to a loss of $51,000, related to the closing of a store.


Income taxes
------------
     The Company's effective tax rate is approximately 41% for Fiscal 1999 and 1998, respectively.




PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a)The annual meeting of shareholders of the Company was held on October 19, 1999.

       (b)All members of the current Board of Directors were re-elected as such for the next ensuing year. The names of each elected Director are: Andrew M. Saul, Joseph E. Saul, Morton J.
	  Schrader, Mark E. Goldberg, Mae Soo Hoo, Thomas E. Reinckens and
	  Roy C. Smith.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

       NONE

(b)  Reports on Form 8-K

       NONE

	Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



				      CACHE, INC.
				      (Registrant)




November 17, 1999              BY:  /s/ Thomas E. Reinckens
				    -----------------------
					Thomas E. Reinckens
				    On behalf of Cache, Inc.
				    and in his capacity as
				    Executive Vice President and
				    Chief Financial Officer
				    (Principal Financial and
				     Principal Accounting Officer)


				    EXHIBIT 11.1
	    CALCULATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE

			  (In thousands except per share data)
							THIRTY- NINE                             THIRTEEN
							WEEKS ENDED                             WEEKS ENDED
					  ----------------------------------       --------------------------------------
					       October 2,      September 26,            October 2,         September 26,
						  1999             1998                    1999                  1998
					  ----------------------------------       --------------------------------------
  EARNINGS
  --------
  Net Income (Loss) Applicable
       to Common Stockholders             $     1,455,000       $   882,000        $     (756,000)       $    (379,000)
					  ==================================       ======================================

  BASIC EARNINGS PER SHARE
  ------------------------
  Weighted Average Number of
      Common Shares Outstanding                 9,091,000         9,091,000             9,091,000            9,091,000
					  ==================================       ======================================

  Basic Earnings Per Share                         $0.16             $0.10               ($0.08)               ($0.04)
					  ==================================       ======================================

  DILUTED EARNINGS PER SHARE
  --------------------------
  Weighted Average Number of
      Common Shares Outstanding                 9,091,000         9,091,000             9,091,000            9,091,000

  Assuming Conversion of
       Outstanding Stock Options                  600,000           476,000               ---                   ---

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method              (370,000)         (399,000)             ---                   ---
					  ----------------------------------       --------------------------------------
  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                               9,321,000         9,168,000            9,091,000            9,091,000
					  ==================================       ======================================

  Diluted Earnings Per Share                      $0.16             $0.10               ($0.08)               ($0.04)
					  ==================================       ======================================





