Form 10-K405
period 2000-01-01
CACHE INC
filed 2000-03-30
CIK 350199

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                                      FORM 10-K

(Mark One)

  X   Annual Report pursuant to Section 13 or 15 (d) of the Securities
----- Exchange Act of 1934 (No fee required)
For the fiscal year ended                        January 1, 2000
                                    or

      Transition Report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934 (No fee required)

                       Commission file number 0-10345
                                              -------

                                   Cache, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                      59-1588181
-----------------------------------         ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization

             1460 Broadway, New York, New York           10036
------------------------------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:   (212) 575-3200

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

As of February 29, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price in the NASDAQ National Market)was approximately $13.2 million.

As of February 29, 2000, 9,091,338 common shares were outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

Certain information included in the Registrant's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders has been incorporated by reference into Part III (Items 10, 11, 12, and 13) of this report on Form 10-K.

                                 CACHE, INC.

                           FORM 10-K ANNUAL REPORT

                               JANUARY 1, 2000

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

GENERAL
-------

     Cache, Inc. (together with its subsidiaries, the "Company") is a specialty retailer which operates stores and an on-line e-commerce web-site
(www.cache. com), which sells women's apparel and accessories under the trade names Cache and Lillie Rubin. As of February 29, 2000, the Company operated 204 stores. The Company operates using two formats:

     CACHE. Founded in 1975, Cache stores specialize in the sale of fashion women's apparel (including dresses and sportswear), as well as accessories, in the better to expensive price range, focusing on social occasion dressing from informal get-togethers to formal black-tie affairs. At February 29, 2000, the Company operated 184 Cache stores. The Company plans to add approximately 5 new Cache stores in Fiscal 2000.

     LILLIE RUBIN. The Company acquired the leases of 12 Lillie Rubin stores in August 1998, as well as certain assets including all Lillie Rubin trademarks and copyrights. Lillie Rubin offers sophisticated high fashion women's apparel (primarily dresses) and accessories, in the better to expensive price range, focusing on special occasion dressing. In January 2000, the Company acquired the leases of seven stores. Two of these stores reopened as Lillie Rubin stores in January and the remaining five stores will reopen in March 2000. At February 29, 2000, the Company operated 20 Lillie Rubin stores. The Company will open approximately 5 more new Lillie Rubin stores in Fiscal 2000.

     The Company's stores currently operate in 39 states, as well as in Puerto Rico and the District of Columbia. Stores are concentrated in large metropolitan and suburban areas and are located in the finest shopping malls in the country. The typical store averages 2,000 square feet and sells better sportswear, evening wear and upscale accessories.

     The Company was incorporated in the state of Florida on April 25, 1975. The Company's principal executive offices are located at 1460 Broadway, New York, New York 10036 and its telephone number is (212) 575-3200.

MERCHANDISING
-------------

     The Company's merchandise assortment in the Cache store format is classified under three major categories: sportswear, dresses and accessories. The sportswear classification is the largest segment of merchandise. It encompasses sportswear separates, casual wear, collections, day and evening suitings. Average sportswear price points range from $40 to $350. The dress category includes both long and short dresses, available primarily for after five and social occasion dressing. The dress category also includes, to a lesser degree, day dress classifications. Average price points of Cache's dresses range from $125 to approximately $450. Cache accessories focus on key classifications including jewelry, belts, hats and handbags. The average price points on accessories range from $40 to $150. Gross margins do not vary significantly between the three major merchandise categories. Sales by category, (as a percent of total sales), have not varied significantly over the past several years. Fully allocated gross income percentages by classification have not varied significantly by year.

     The Lillie Rubin stores carry merchandise assortments under the same three categories, dresses, sportswear and accessories. However, Lillie Rubin stores offer more dresses than a typical Cache store and at price points approximately 25% higher than Cache. The Lillie Rubin customer tends to be more mature and has more disposable income than the average Cache customer.

     The following table sets forth the percentage of net sales by merchandise classification;

                                   Fiscal         Fiscal         Fiscal
Merchandise Classification          1999           1998           1997
--------------------------         ------         ------         ------

Sportswear                          62.7%          63.4%          66.5%
Dresses                             29.3%          27.7%          25.0%
Accessories                          8.0%           8.9%           8.5%
                                   ------         ------         ------
                                   100.0%         100.0%         100.0%
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

     During Fiscal 1999 and 1998, the Company purchased merchandise from more than 500 suppliers located in North America, Europe and Asia.

     In Fiscal 1999, the Company purchased approximately 99% of the merchandise sold from domestic vendors and approximately 1% from foreign vendors. At the present time, the Company does not anticipate purchasing more than 10% of the merchandise from foreign vendors in 2000. The Company's importing operations are subject to the contingencies generally associated with foreign operations, including fluctuations in currency values, customs duty increases and quota limitations. These importing contingencies have not had nor are expected to have a material impact on the Company's operating results.


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


STORE LOCATION AND EXPANSION
----------------------------

     As of February 29, 2000, the Company operated 204 stores located in 39
states, as well as Puerto Rico and the District of Columbia.   The following
table sets forth the stores that were open as of such date and the states in which such stores are located.

     Alabama        4     Louisiana      5    Oklahoma         2
     Arkansas       1     Maryland       5    Oregon           2
     Arizona        4     Massachusetts  6    Pennsylvania     7
     California    19     Michigan       4    Rhode Island     2
     Colorado       1     Minnesota      1    South Carolina   3
     Connecticut    3     Mississippi    1    Tennessee        5
     Delaware       1     Missouri       1    Texas           16
     Florida       33     Nebraska       1    Virgina          6
     Georgia        7     Nevada         6    Washington       3
     Hawaii         1     New Jersey    12    West Virginia    1
     Illinois       6     New Mexico     1    Wisconsin        1
     Indiana        2     New York      12    Washington, D.C. 1
     Kansas         2     North Carolina 5    Puerto Rico      1
     Kentucky       2     Ohio           8

     The Company opened 6 Lillie Rubin stores and 13 new Cache stores in 1999. The Company expects to open approximately 5 Cache stores and approximately 10 Lillie Rubin stores during 2000. The Company continually reviews locations for possible new stores. Store locations are selected on the basis of several factors, including selection of a dominant fashion mall or malls within a specific geographic area, demographics, principal and "anchor" stores in the mall, location of the store within the mall, the types of other specialty stores located in the mall and terms of the lease. The following table presents information reflecting store openings and closings over the last five years:

            Stores   Stores        Stores       Stores
            Open at  Opened        Closed       Open at
            beg.of   during        during       end of                Total
   Fiscal   Fiscal   Fiscal Year   Fiscal Year  Fiscal Year           square
   year     year     Cache  L.R.   Cache L.R.   Cache L.R.   Totals   footage
   ------   -------  ------ ----   -----------  -----------  ------   -------

   1995      130      24     -       2    -      152    -     152     316,000
   1996      152      14     -       5    -      161    -     161     334,000
   1997      161       8     -       -    -      169    -     169     351,000
   1998      169       4    12       1    -      172   12     184     390,000
   1999      184      13     6       2    -      183   18     201     424,000


     During 1999, the Company remodeled five stores. The Company expects to continue remodeling selected stores during 2000. Most store remodels take from four to six weeks to complete, but rarely require closing the store. The Company spent approximately $1,224,000 in Fiscal 1999 to remodel five stores. The Company spent $170,000 (2 stores) and $715,000 (3 stores) on remodeling, in Fiscal 1998 and 1997, respectively. The Company closed two stores in 1999 and one store in 1998. The Company closed no stores in Fiscal 1997. None of the store closings had a material effect on the Company's financial statements.

     The Company currently has 424,000 square feet of store space as of February 29, 2000 including 34,000 square feet of store space added during Fiscal 1999. The Company also added 39,000 and 17,000 square feet of store space in Fiscal 1998 and 1997, respectively. During Fiscal 2000, the Company expects to open approximately 5 new Cache stores, as well as approximately 10 new Lillie Rubin stores, which would add approximately 30,000 square feet of store space, bringing total store square footage to approximately 454,000 square feet. See "Management's Discussion and Analysis - Liquidity and Capital Resources" for a discussion of the restrictions on capital expenditures in the Company's Revolving Credit Agreement.

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


STORE OPERATIONS
----------------

     Control over store operations is the responsibility of the Executive Vice President of Store Operations, who is assisted by three Regional Vice Presidents and nineteen District Managers. A typical store is staffed by a manager, co-manager, an assistant manager and a number of full and part- time sales personnel. Special emphasis is placed on the recruitment of fashion-conscious and career-oriented sales personnel. The Company trains the majority of new store managers in designated training stores. The Company trains most new store sales personnel on the job, stressing the Company's concept of fashion and responsiveness to customer needs. Store personnel are provided centralized guidance on merchandising presentation including regular updates on fashion trends in the coming seasons.

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

     In August 1999, the Company launched the Company's on-line e-commerce and fashion web site www.cache.com. The web site utilizes the latest e-commerce technology. Some of the features offered to consumers are 3D imaging, fabric and detail zoom-in imaging, fashion advice, personalized shopping and events calendar, virtual catalog downloads, one-click navigation as well as other features.


ADVERTISING AND PROMOTION
-------------------------

     The Company's primary advertising tools are advertisements in print media, including Vogue, a national high fashion magazine. The Company spent $517,000, $429,000 and $416,000 on advertising in Fiscal 1999, 1998 and 1997, respectively.


EMPLOYEE RELATIONS
------------------

     As of February 29, 2000, the Company had approximately 1,700 employees, of whom 950 were full-time employees and 750 were part-time employees. None of these employees are represented by a labor union. The company considers its employee relations to be satisfactory.


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

ITEM 2. PROPERTIES

     All but 2 of the Company's 204 stores are located in shopping malls. Existing stores contain from approximately 1,300 to 3,900 square feet, with the typical store averaging 2,000 square feet. The Company conducts all of its retail operations in leased facilities. Rental terms usually include a fixed minimum rent plus a percentage rent based on sales in excess of a specified amount. In addition, there is generally a charge incurred for one or more of the following: common area maintenance, utility consumption, promotional activities and/or advertising, insurance and real estate taxes. The leases expire at various dates through 2011. The Company renegotiated lease terms on seven stores in 1999, four leases of which were due to expire in 2000. The Company has several leases which contain fixed escalation clauses which are reflected in the financial statements over the life of each lease.

     For further information with respect to leased facilities, see Item 1, "Stores", Note 8 of the Notes to Consolidated Financial Statements and the tables below.

     The following table shows the number of leases for stores in operation as of February 29, 2000, which expire during the periods indicated.


                                             Number of Leases Expiring
                                             -------------------------
                                                     Lillie
                Fiscal Years Ending          Cache   Rubin   Totals
                -------------------          -----   ------  ------

                Present - 2002.....            41      8       49
                2003 - 2005........            70      5       75
                2006 - 2008........            53      1       54
                2009 - 2011........            20      6       26
                                             -----   ------  ------
                                              184     20      204
                                             =====   ======  ======


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

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

     The Company's executive officers are as follows:

  Name                 Age      Position
  ----                 ---      --------

  Andrew Saul          53       Chairman of the Board and Director

  Roy Smith            61       Executive Vice President/
                                Director of Store Operations and Director

  Thomas Reinckens     46       Executive Vice President/Chief Financial
                                Officer and Director

  Mae Soo Hoo          45       Executive Vice President/General
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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended January 1, 2000.

                                     PART II
                                     -------


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    (a) The principal market in which the Company's Common Stock is being traded is the NASDAQ National Market System. The stock symbol is CACH. The price range of the high and low bid information for the Company's Common Stock during 1999 and 1998, by fiscal quarters, are as follows:



                          Fiscal 1999              Fiscal 1998
                          -----------              -----------
Fiscal Period            High      Low            High      Low
-------------            ----      ---            ----      ---

First Quarter          $ 9.00     $ 4.38        $ 3.94     $ 3.03

Second Quarter         $11.00     $ 5.50        $ 5.50     $ 3.44

Third Quarter          $ 7.75     $ 2.88        $ 6.50     $ 3.84

Fourth Quarter         $ 7.00     $ 3.06        $ 5.38     $ 3.19



     Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

    (b) As of February 29, 2000, there were approximately 600 holders of record of the Company's Common Stock.

    (c) The Company has not declared any cash dividends during the past three years with respect to its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6.   SELECTED FINANCIAL DATA

     The following Selected Consolidated Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

                                                               CACHE, INC. AND SUBSIDIARIES
                                                             STORE DATA AND OPERATING RESULTS
                                                                   FISCAL YEAR ENDED   (1)

                                             ---------------------------------------------------------------
                                             JANUARY 1,  JANUARY 2,  DECEMBER 27,  DECEMBER 28, DECEMBER 30,
                                                2000     1999  (1)      1997          1996         1995
                                             ---------------------------------------------------------------
                                                         (in thousands, except store and per share data)
STORE DATA:
-----------

   # OPEN AT END OF PERIOD                         201         184           169           161            152

   # OPEN AT BEGINNING OF PERIOD                   184         169           161           152            130

   # OPENED DURING PERIOD                           19          16             8            14             24

   # CLOSED DURING PERIOD                            2           1            --             5              2

    AVERAGE SALES PER SQUARE  FOOT (3)            $400        $403          $397          $401           $412

    COMPARABLE STORE SALES INCREASE (4)             5%          2%            1%          FLAT             1%

OPERATING RESULTS:
------------------

    NET SALES                                 $161,373    $146,831      $135,791      $128,986       $120,567
                                              ---------------------------------------------------------------
    GROSS INCOME                                56,228      51,572        46,599        43,301         40,343

    STORE OPERATING, GENERAL AND
        ADMINISTRATIVE EXPENSES                 50,021      44,975        42,417        39,778         36,803
                                              ---------------------------------------------------------------
    OPERATING INCOME                             6,207       6,597         4,182         3,523          3,540

    OTHER INCOME (PRIMARILY INTEREST)              286         227            42             7             56
    INTEREST EXPENSE                              (134)       (154)         (214)         (383)          (564)
                                              ----------------------------------------------------------------

    INCOME BEFORE INCOME TAXES                   6,359       6,670         4,010         3,147          3,032

    INCOME TAX PROVISION                         2,350       2,735         1,645         1,181          1,120
                                              ---------------------------------------------------------------
    NET INCOME                                  $4,009      $3,935        $2,365        $1,966         $1,912
                                              ===============================================================

EARNINGS  PER  SHARE:
---------------------

    BASIC EARNINGS PER SHARE                     $0.44       $0.43         $0.26         $0.22          $0.21

    DILUTED EARNINGS PER SHARE                   $0.43       $0.43         $0.26         $0.22          $0.21

    WEIGHTED AVERAGE SHARES OUTSTANDING (2)      9,305       9,170         9,103         9,107          9,127




FOOTNOTES
---------

(1) - Results for the Fiscal year ended January 2, 1999 include 53 weeks. Results for all other periods presented include 52 weeks.

(2) - Weighted average shares for the Fiscal years ended January 1, 2000, January 2, 1999, December 27, 1997, December 28,1996, and December 30, 1995, include 214; 79: 12; 16; and 36 shares, respectively due to the potential exercise of outstanding stock options that were outstanding and exercisable in Fiscal 1999, 1998, 1997, 1996, and 1995, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share".

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


                                                            CACHE, INC. AND SUBSIDIARIES
                                                                  BALANCE SHEET DATA
                                                                   FISCAL YEAR ENDED

                                          ----------------------------------------------------------------
                                          JANUARY 1,  JANUARY 2,  DECEMBER 27,  DECEMBER 28,  DECEMBER 30,
                                             2000        1999         1997          1996          1995
                                          ----------------------------------------------------------------
                                                  (in thousands, except ratios and per share data)

         CURRENT ASSETS                     $38,364     $35,273       $26,682       $23,110       $20,381


         CURRENT LIABILITIES                 23,487      19,899        15,700        14,906        13,014


         WORKING CAPITAL                     14,877      15,374        10,982         8,204         7,367


         TOTAL ASSETS                        56,962      51,558        43,508        40,610        38,047


         TOTAL LONG-TERM DEBT                   ---       2,000         2,000         2,000         3,300


         STOCKHOLDERS' EQUITY                31,905      27,896        23,961        21,596        19,630


         RATIO OF CURRENT ASSETS TO
             CURRENT LIABILITIES             1.63:1      1.77:1        1.70:1        1.55:1        1.57:1


         INVENTORY TURNOVER RATIO            4.86:1      5.13:1        4.92:1        5.07:1        5.22:1

         CAPITAL EXPENDITURES                 6,354       3,266         3,418         3,427         5,722

         DEPRECIATION AND AMORTIZATION        4,602       4,136         3,898         3,503         3,090

         DEBT TO EQUITY RATIO                    --       .07:1         .08:1         .09:1         .17:1

         BOOK VALUE PER SHARE                 $3.51       $3.07         $2.64         $2.38         $2.16



































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


Liquidity and Capital Resources
-------------------------------

     The Company has generally funded, through internally generated cash flows, new store merchandise inventories, as well as the construction of new stores.
During 1999, 1998 and 1997, the Company expended approximately $6,354,000,
$3,266,000 and $3,418,000, respectively, for new store construction, store renovation and equipment additions. During 1999, the Company generated
$4,617,000 in cash from operating activities. The 1999 expansion included expenditures of approximately $3,669,000 for six new Lillie Rubin stores and 13 new Cache stores, $1,224,000 for remodeling 5 existing Cache stores and $1,461,000 primarily for store equipment and fixture additions, as well as for creation of the Cache.com web site. The Company expects to open approximately
5 new Cache stores in 2000, and approximately 10 new Lillie Rubin stores.  The
Company estimates that the total capital expenditures for new stores to be opened in 2000 and remodeling of certain existing stores will be approximately
$5,000,000. The Company also estimates that the average cost for initial store inventory investment at new stores ranges between $70,000 and $110,000 per store depending upon the store size and when it is opened. The capital expenditure amounts include estimated expenditures for leasehold improvements and fixtures, after landlord allowances.

     At January 1, 2000, the Company had $9,848,000 in cash and equivalents.
Cash equivalents consist primarily of municipal bonds that can readily be converted to cash, as well as short term commercial paper and money market funds. Inventories increased $5,488,000, principally due to the addition of 13 new Cache stores and 6 Lillie Rubin stores in Fiscal 1999. Accounts payable increased $3,133,000, to fund the increase in inventory. Income taxes payable decreased $943,000 due to the payment of accrued taxes from Fiscal 1998.
Accrued liabilities and compensation increased $846,000, primarily due to accrued expenses payable at year end. Receivables increased $1,216,000 primarily due to an increase in receivables due from landlords for the construction of new stores.




     During July 1999, the Company reached an agreement with it's Bank to extend the maturity of the Amended Revolving Credit Facility until January 31, 2003. The Company's current Amended Revolving Credit Facility may be used for either working capital or for letters of credit. Pursuant to the Amended
Revolving Credit Facility, $15,000,000 is available until expiration at January
31, 2003. The amounts outstanding thereunder bear interest at a maximum per annum rate equal to the bank's prime interest rate. The agreement contains selected covenants including covenants to maintain a minimum current ratio, a maximum debt to equity ratio, a maximum capital expenditure covenant and a minimum fixed charge coverage ratio. Effective upon the occurrence of an "event of default" under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables.
At January 1, 2000 and at January 2, 1999, there was no amount outstanding on the line; in addition, the Company had no letters of credit outstanding pursuant to the Revolving Credit Facility.

     Management believes that the Company's internally generated cash flows will be sufficient to meet anticipated requirements for operations and planned expansion during 2000.

     The Company completed a comprehensive review of its computer systems and modified existing software and converted to new software, where necessary, in preparation for the Year 2000. The Company spent approximately $260,000 for external consulting, software and hardware improvements. The total costs associated with modifying current systems and new software has not had a material impact on results of operations, cash flows or financial condition in any given year. The Company encountered no significant problems as result of the Year 2000.

Results of Operations
---------------------

     Results for Fiscal 1999 and 1997 include fifty-two weeks.  Results for the
Fiscal 1998 ended January 2, 1999, include fifty-three weeks.   The impact of
the additional week's sales in Fiscal 1998 was no greater than approximately 2%
of sales when compared to Fiscal 1999 and Fiscal 1997.  To a lesser degree, operating expenses also increased in Fiscal 1998 due to the additional week.
While it is worth noting the additional weeks's sales in Fiscal 1998, the
Company believes there was no material effect on net income due to the additional week in Fiscal 1998, as compared to Fiscal 1999.

     For the fifty-two weeks ended January 1, 2000, three major factors contributed to the reduction in pre-tax income as compared to Fiscal 1998: the increase in markdowns in dollars and as a percent of sales, together with the increase in the number of new stores (19) opened in Fiscal 1999 and an increase in the size of the headquarters buying staff. Comparable store sales (sales for stores open at least one year or more), increased 5% in Fiscal 1999, increased
2% in Fiscal 1998, and increased 1% in Fiscal 1997.



     Over the last several years, the Company has experienced and expects to continue to experience quarterly fluctuations in net sales and net income. The
Company typically experiences higher net sales and net income in the second and fourth quarters than in the first and third quarters. The Company's quarterly results of operations may also fluctuate as a result of a variety of factors, including the timing of new store openings and the net sales contributed by new stores, merchandise mix and the timing and level of markdowns. See Note 11 to the Company's consolidated financial statements on page I-16, which sets forth certain unaudited results of operations for the Company's eight fiscal quarters ended January 1, 2000.

     Certain financial data for Fiscal years 1999, 1998 and 1997 expressed as a percentage of net sales are as follows:

                                   As a Percentage of Net Sales
                                   ----------------------------
                                    Fiscal    Fiscal    Fiscal
                                     1999      1998      1997
                                    ------    ------    ------

Net sales                           100.0%    100.0%    100.0%
Gross income                         34.8%     35.1%     34.3%
Store operating expenses             26.1%     25.8%     26.3%
General and administrative            4.9%      4.8%      4.9%
Net income                            2.5%      2.7%      1.7%


NET SALES. Net sales in Fiscal 1999 (52 weeks) increased $14.6 million or 9.9% to $161.4 million from $146.8 million (53 weeks) in Fiscal 1998. The increase in sales was due to comparable store sales increase of 5% in Fiscal 1999, as well as an increase in sales due to the 19 new stores opened in Fiscal 1999.

     Net sales in Fiscal 1998 (53 weeks) increased to $146.8 million from $135.8 million in Fiscal 1997 (52 weeks), an increase of $11.0 million, or 8.1%. Total sales for the fifty-two week period ended January 2, 1999 increased
5.9% as compared to Fiscal 1997. The one week additional sales in Fiscal 1998 were approximately 2% of the total 8.1% sales increase. The increase in sales was also due to sales generated by the Company's 16 new stores and the full year sales impact for the 8 stores which were opened in 1997, and finally, a comparable store sales increase of 2% in Fiscal 1998.


GROSS INCOME. Gross income in Fiscal 1999 increased $4.7 million as compared to Fiscal 1998. The increase was primarily due to the sales increase in Fiscal
1999. The increase in gross income was partially offset by an increase in occupancy expenses of $2.3 million in Fiscal 1999, primarily due to the new stores opened during Fiscal 1999 and Fiscal 1998. In Fiscal 1999, gross income as a percentage of net sales decreased by 0.3% from Fiscal 1998 (34.8% versus
35.1%). The decrease was due primarily to increased occupancy costs as a percent of sales.




     Gross income in Fiscal 1998 increased $5.0 million as compared to Fiscal
1997. The $5.0 million increase in gross income was directly due to higher sales in 1998, partially due to the 53 week Fiscal year in 1998, as compared to Fiscal 1997 (which was a 52 week Fiscal year)and was partially offset by an increase in occupancy expenses of $1.2 million in Fiscal 1998, primarily due to the new stores opened during 1998 and 1997. Gross income in Fiscal 1998 as a percentage of net sales increased by 0.8% from Fiscal 1997 (35.1% versus 34.3%).
The increase was due primarily to higher initial mark-up on Fiscal 1998 inventory purchases.

STORE OPERATING EXPENSES.  Store operating expenses in Fiscal 1999 increased
$4.1 million (10.9%) from Fiscal 1998 amounts. The increase was due principally to higher salaries, bonuses and commissions ($2.7 million), primarily due to the increase in the average number of stores open in Fiscal 1999 versus 1998.
During Fiscal 1999, the Company had an average of 16.4 additional stores in operation as compared to 1998, a 9.4% increase. Other store operating expenses that increased in Fiscal 1999 included depreciation ($424,000), licenses and taxes ($229,000), credit card fees ($223,000), advertising ($132,000), payroll taxes ($159,000) and insurance ($129,000). As a percentage of sales, total store operating expenses increased 0.3% in Fiscal 1999, as compared to 1998, (26.1% versus 25.8%).

     In Fiscal 1998, store operating expenses increased by $2.2 million (6.2%) from Fiscal 1997 amounts. The increase was primarily due to higher salaries, bonuses and commissions ($1.6 million), a direct result of the increase in sales and new stores opened during 1998, and increases in bank credit card processing fees ($291,000), depreciation ($231,000), payroll taxes ($157,000) and licenses and taxes ($108,000), which were partially offset by reductions in other expense categories . During Fiscal 1998, the Company opened 16 stores which had the effect of adding, on average, 9.1 stores in operation as compared to 1997, a 5.5% increase. Store operating expenses in Fiscal 1998 were also higher than Fiscal 1997, due to the 53 week Fiscal 1998 period as compared to the 52 week Fiscal 1997 period. As a percentage of sales, store operating expenses decreased 0.5% in 1998 versus 1997 (25.8% versus 26.3%). The decrease was primarily due to higher sales at new and existing stores.


GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $914,000 (12.9%) in Fiscal 1999 over 1998 results. The increase was primarily due to higher payroll and related expenses ($771,000), principally due to new additions in merchandising and field store support staff. As a percentage of sales, general and administrative expenses increased slightly to 4.9% from 4.8%, as compared to Fiscal 1998.









     General and administrative expenses increased $351,000 (5.2%) in Fiscal
1998 from 1997 amounts. The increase was primarily due to higher payroll and payroll taxes ($467,000) and travel ($75,000), and was partially offset by reductions primarily in insurance, buying and professional fee expenses.
General and administrative expenses in Fiscal 1998 were also higher than Fiscal
1997, due to the 53 week Fiscal 1998 period as compared to the 52 week Fiscal
1997 period. As a percentage of sales, general and administrative expenses decreased to 4.8% from 4.9% in Fiscal 1997.


INTEREST EXPENSE.  Interest expense decreased from $154,000 in Fiscal 1998 to
$134,000 in Fiscal 1999, as the Company reduced long-term debt.

     Interest expense decreased $60,000 or 28.0% in Fiscal 1998 as compared to 1997. The decrease was primarily due to lower average borrowing levels during 1998.


INTEREST AND OTHER INCOME.  Interest income increased to $315,000 in Fiscal
1999 from $227,000 in Fiscal 1998. The increase was primarily due to increased cash on hand during Fiscal 1999 versus Fiscal 1998.

     Interest income increased to $227,000 in Fiscal 1998 as compared to $32,000 in Fiscal 1997. The increase is primarily due to the increase in cash and equivalents during Fiscal 1998, as compared to Fiscal 1997.


INCOME TAXES. In Fiscal 1999, the Company provided $2.4 million for income taxes, which consisted of $2.1 million for federal income taxes and $0.3 million for state income taxes. The effective tax rate in Fiscal 1999 was 37.7 % and taxable income in Fiscal 1999 was approximately $5.9 million.

     In Fiscal 1998, the Company provided $2.7 million for income taxes, which consisted of $2.0 million for federal income taxes and $.7 million for state income taxes. The effective tax rate in Fiscal 1998 was 41.0% and taxable income in Fiscal 1998 was approximately $6.0 million.

     In Fiscal 1997, the Company provided $1.6 million for income taxes, which consisted of $1.4 million for federal income taxes and $0.2 million for state income taxes. The effective tax rate in Fiscal 1997 was 41.0%.











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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's unaudited selected quarterly financial data is incorporated herein by reference to Note 11 to the Company's consolidated financial statements on page I-16. The Company's consolidated financial statements and the report of independent public accountants are listed at Item 14 of this Report and are included in this Form 10-K on pages I-1 through I-16.


ITEM 9.  CHANGES IN AND  DISAGREEMENTS WITH  ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

     None.


                                 PART III
                                 --------


     The information called for by Items 10, 11, 12, and 13 is incorporated herein by reference from the definitive proxy statement to be filed by the Company in connection with its 2000 Annual Meeting of Shareholders.















                                 PART IV
                                 -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K


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

           10.2 1993 Stock Option Plan of the Company (3, Exhibit A thereof) (8)

           10.3     1994 Stock Option Plan of the Company (5, Exhibit 10.3
                    thereof) (8)

           10.4 Form of Option Agreement relating to Options issued under the 1994 Stock Option Plan (5, Exhibit 10.4 thereof)(8)

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



2.  Exhibits (2) (continued)


            10.8 Guaranty, dated as of August 26, 1996, from the Company's subsidiaries for the benefit of Fleet Bank, N.A. (6)

            10.9 Unsecured $1,750,000 Promissory Note of the Company, dated December 14, 1993, in favor of Joseph Saul
                    (4, Exhibit 10.13 thereof)

            10.10 Unsecured $250,000 Promissory Note of the Company, dated December 14, 1993, in favor of Joseph Saul
                    (4, Exhibit 10.14 thereof)

            10.11 Form of Promissory Note made by each of Roy Smith and Thomas Reinckens to the order of the Company, in an amount equal to $170,000 and $80,000, respectively, (5, Exhibit
                    10.14 hereof),(8)

            10.12   Amended and Restated Asset Purchase Agreement dated August
                    10, 1998 between Lillie Rubin Fashions, Inc. and the
                    Company. (7)

            10.13   Master Amendment to Revolving Credit Agreement and Security
                    Agreement, dated July 19, 1999.

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





2.   Exhibits (2) (continued)



     (5)  Incorporated by Reference to the Company's Annual Report on Form
          10-K for the fiscal year ended December 31, 1994.

     (6)  Incorporated by Reference to the Company's Annual Report on Form
          10-K for the fiscal year ended December 28, 1996.

     (7)  Incorporated by Reference to the Company's Annual Report on Form
          10-K for the fiscal year ended January 2, 1999.

     (8) Exhibits 10.2 through 10.4 and 10.11 are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form
          10-K.

     (9) A Stockholder may obtain a copy of any of the exhibits included in the Annual Report on Form 10-K upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, by written request to CACHE, INC., at 1460 Broadway, 15th Floor, New York,
          New York 10036 Attention: E.V.P., Chief Financial Officer.

     (b)  Reports on Form 8-K

          None


























                              Signatures
                              ----------


     Pursuant to the requirement of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 30, 2000              CACHE, INC.
                                 (Registrant)


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


Signature                    Title                      Date
---------                    -----                      ----

/s/ Andrew M. Saul           Chairman of the Board;     March 30, 2000
------------------
    ANDREW M. SAUL           Director
                             (Principal Executive
                             Officer)

/s/ Thomas E. Reinckens      Executive Vice President,  March 30, 2000
-----------------------
    THOMAS E. REINCKENS      Director
                             (Principal Financial Officer)

/s/ Roy C. Smith             Executive Vice President,  March 30, 2000
----------------
    ROY C. SMITH             Director

 /s/ Mae Soo Hoo             Executive Vice President,  March 30, 2000
---------------
    MAE SOO HOO              Director

/s/ Joseph E. Saul           Director                   March 30, 2000
------------------
    JOSEPH E. SAUL

/s/ Morton J. Schrader       Director                   March 30, 2000
----------------------
    MORTON J. SCHRADER

/s/ Mark E. Goldberg         Director                   March 30, 2000
--------------------
    MARK E. GOLDBERG








                       CACHE, INC. AND SUBSIDIARIES


                    CONSOLIDATED FINANCIAL STATEMENTS


                   FISCAL YEARS ENDED JANUARY 1, 2000,


                             JANUARY 2, 1999,


                                   AND


                            DECEMBER 27, 1997































                               INDEX TO THE
                               ------------
                     CONSOLIDATED FINANCIAL STATEMENTS
                     ---------------------------------



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































                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders' of Cache, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Cache, Inc. (a
Florida corporation)and subsidiaries as of January 1, 2000 and January 2, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years ended January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cache, Inc. and subsidiaries as of January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the three fiscal years ended January 1, 2000 in conformity with accounting principles generally accepted in the United
States.




New York, New York
February 9, 2000                             /s/ Arthur Andersen LLP






                                       CACHE, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                    JANUARY 1, 2000 AND JANUARY 2, 1999

     A S S E T S

                                                                    January 1,           January 2,
                                                                       2000                 1999
                                                                   -----------         ------------

     CURRENT ASSETS
             Cash and equivalents  (Note 1)                       $  9,848,000         $ 13,720,000
             Receivables   (Note 2 )                                 2,741,000            1,525,000
             Notes receivable from related parties  (Note 6 )          256,000              295,000
             Inventories                                            24,399,000           18,911,000
             Deferred income taxes and other assets (Note 9)           396,000              193,000
             Prepaid expenses                                          724,000              629,000
                                                                  ------------         ------------
                         Total Current Assets                       38,364,000           35,273,000


     PROPERTY AND EQUIPMENT, net   (Note 3)                         16,936,000           14,776,000

     OTHER ASSETS                                                      938,000              764,000
     DEFERRED INCOME TAXES (Note 9)                                    724,000              745,000
                                                                  ------------         ------------
                                                                  $ 56,962,000         $ 51,558,000
                                                                  ============         ============


     L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y


     CURRENT LIABILITIES
             Accounts payable                                     $ 16,311,000         $ 13,178,000
             Income taxes payable   (Note 9)                           ---                  943,000
             Accrued compensation                                    1,618,000            1,447,000
             Accrued liabilities   (Note 4 )                         5,558,000            4,331,000
                                                                  ------------         ------------
                         Total Current Liabilities                  23,487,000           19,899,000
                                                                  ------------         ------------


     NOTES PAYABLE TO RELATED  PARTY   (Note 6 )                      ---                 2,000,000
     OTHER LIABILITIES   (Note 7 )                                   1,570,000            1,763,000

     COMMITMENTS AND CONTINGENCIES   (Note 8 )


     STOCKHOLDERS' EQUITY
            Common stock, par value $.01; authorized, 20,000,000
              shares; issued and outstanding 9,091,338 shares at
              January 1, 2000 and January 2, 1999 (Note 10)             91,000               91,000
            Additional paid-in capital                              19,564,000           19,564,000
            Retained earnings                                       12,250,000            8,241,000
                                                                  ------------         ------------
                         Total Stockholders' Equity                 31,905,000           27,896,000
                                                                  ------------         ------------
                                                                  $ 56,962,000         $ 51,558,000
                                                                  ============         ============

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                            CACHE, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999, AND DECEMBER 27, 1997

                                                                   Fifty-Two            Fifty-Three           Fifty-Two
                                                                  Weeks Ended           Weeks Ended          Weeks Ended
                                                                   JANUARY 1,            JANUARY 2,          DECEMBER 27,
                                                                      2000                  1999                 1997
                                                                 -------------        -------------        -------------
     NET SALES                                                   $ 161,373,000        $ 146,831,000        $ 135,791,000

     COST OF SALES, including occupancy and
         buying costs (Note 8)                                     105,145,000           95,259,000           89,192,000
                                                                 -------------        -------------        -------------

     GROSS INCOME                                                   56,228,000           51,572,000           46,599,000
                                                                 -------------        -------------        -------------

     EXPENSES
         Store operating                                            42,049,000           37,917,000           35,710,000
         General and administrative                                  7,972,000            7,058,000            6,707,000
         Interest                                                      ---                   14,000               74,000
         Interest to related party                                     134,000              140,000              140,000
                                                                 -------------        -------------        -------------
               TOTAL EXPENSES                                       50,155,000           45,129,000           42,631,000
                                                                 =============        =============        =============

     OTHER INCOME
         Interest  income                                              315,000              227,000               32,000
         Miscellaneous                                                 (29,000)             ---                   10,000
                                                                 -------------        -------------        -------------
               TOTAL OTHER INCOME                                      286,000              227,000               42,000
                                                                 -------------        -------------        -------------

     INCOME BEFORE INCOME TAXES                                      6,359,000            6,670,000            4,010,000

     INCOME TAX PROVISION (NOTE 9)                                   2,350,000            2,735,000            1,645,000
                                                                 -------------        -------------        -------------

     NET INCOME                                                  $   4,009,000        $   3,935,000        $   2,365,000
                                                                 =============        =============        =============




     BASIC EARNINGS PER SHARE                                            $0.44                $0.43                $ .26
                                                                 =============        =============        =============


     DILUTED EARNINGS PER SHARE                                          $0.43                $0.43                $ .26
                                                                 =============        =============        =============


     WEIGHTED AVERAGE SHARES OUTSTANDING                             9,305,000            9,170,000            9,103,000
                                                                 =============        =============        =============



















     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                           CACHE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999, AND DECEMBER 27, 1997


                                                                    ADDITIONAL
                                                    COMMON           PAID-IN              RETAINED
                                                     STOCK           CAPITAL              EARNINGS              TOTAL
                                                  ---------       ------------         ------------         ------------
     BALANCE DECEMBER 28, 1996                    $  91,000       $ 19,564,000         $  1,941,000         $ 21,596,000
     -------------------------

     Net Income                                      ---              ---                 2,365,000            2,365,000
                                                  ---------       ------------         ------------         ------------
     BALANCE DECEMBER 27, 1997                       91,000         19,564,000            4,306,000           23,961,000
     -------------------------                    ---------       ------------         ------------         ------------

     Net Income                                      ---              ---                 3,935,000            3,935,000
                                                  ---------       ------------         ------------         ------------
     BALANCE JANUARY 2, 1999                         91,000         19,564,000            8,241,000           27,896,000
     -----------------------                      ---------       ------------         ------------         ------------

     Net Income                                      ---              ---                 4,009,000            4,009,000
                                                  ---------       ------------         ------------         ------------
     BALANCE JANUARY 1, 2000                      $  91,000       $ 19,564,000         $ 12,250,000         $ 31,905,000
     -----------------------                      =========       ============         ============         ============










































     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                     I-6



                                         CACHE, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999, AND DECEMBER 27, 1997



                                                                             JANUARY 1,          JANUARY 2,        DECEMBER 27,
                                                                                2000                1999               1997
                                                                           ------------        ------------        ------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     -------------------------------------

     Net income                                                            $  4,009,000        $  3,935,000        $  2,365,000
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                                      4,602,000           4,136,000           3,898,000
           Decrease (increase) in deferred taxes                               (182,000)             28,000             713,000
           Reversal of future rent escalations                                  (88,000)            (38,000)            (51,000)

     Change in assets and liabilities:
          (Increase) decrease  in receivables                                (1,216,000)             48,000            (195,000)
          Decrease (increase) in notes receivable from related parties           39,000             (45,000)            ---
          Increase in inventories                                            (5,488,000)           (692,000)           (209,000)
          (Increase) decrease  in prepaid expenses                              (95,000)           (101,000)             22,000
          Increase (decrease) in accounts payable                             3,133,000           2,441,000            (138,000)
          Decrease (increase) in income taxes payable                          (943,000)            584,000             359,000
          Increase in accrued liabilities and accrued compensation              846,000             797,000             510,000
                                                                           ------------        ------------        ------------

             Net cash provided by operating activities                        4,617,000          11,093,000           7,274,000
                                                                           ------------        ------------        ------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
     -------------------------------------

        Payments for property and equipment                                  (6,354,000)         (2,162,000)         (3,418,000)
        Purchase of Lillie Rubin, net                                           ---              (1,104,000)            ---
        Disposal of property and equipment                                       86,000              23,000              41,000
                                                                           ------------        ------------        ------------

            Net cash used in investing activities                            (6,268,000)         (3,243,000)         (3,377,000)
                                                                           ------------        ------------        ------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
     -------------------------------------

        Proceeds from long-term bank debt                                     1,000,000           2,100,000          27,150,000
        Repayment  of long-term bank debt                                    (1,000,000)         (2,100,000)        (27,150,000)
        Repayment  of notes payable to related party                         (2,000,000)            ---                 ---
        Other, net                                                             (221,000)            (22,000)           (165,000)
                                                                           ------------        ------------        ------------

             Net cash used in financing activities                           (2,221,000)            (22,000)           (165,000)
                                                                           ------------        ------------        ------------

     Net (decrease) increase in cash and equivalents                         (3,872,000)          7,828,000           3,732,000
     Cash and equivalents, at beginning of period                            13,720,000           5,892,000           2,160,000
                                                                           ------------        ------------        ------------

     Cash and equivalents, at end of period                                $  9,848,000        $ 13,720,000        $  5,892,000
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

                                  CACHE, INC. AND SUBSIDIARIES
                                  ----------------------------

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            ------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
--------

     Cache, Inc. (together with its subsidiaries, the "Company") owns and operates two chains of women's apparel specialty stores, of which 184 stores are operated under the trade name "Cache". In addition, 20 stores are operated under the trade name "Lillie Rubin". The Company specializes in the sale of high fashion women's apparel and accessories in the better to expensive price range.

Basis of Consolidation
----------------------

     The consolidated financial statements include the accounts of the Company, including subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

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

Fiscal Reporting Period
-----------------------

     The Company reports its annual results of operations based on fiscal periods comprised of 52 or 53 weeks, which is in accordance with industry practice. Results for fiscal 1998, include 53 weeks. Results for Fiscal 1999 and 1997 include 52 weeks.

Cash Equivalents
----------------

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories
-----------

     Inventories are valued at the lower of average cost or market, using the retail inventory method of accounting.

Property and Equipment
----------------------

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets which generally range from 3 to 10 years. For income tax purposes, accelerated methods are generally used. Leasehold improvements are amortized over the shorter of their useful life or lease term. In accordance with Statement of Financial Accounting Standards ("SFAS")No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," the Company continually evaluates, based upon income and/or cash flow projections, whether events and circumstances have occurred that indicate that the remaining balances of the property and equipment may not be recoverable.

Revenue Recognition
-------------------

     Revenue is recognized by the Company upon completion of a sale to the customer. An appropriate reserve for estimated sales returns is recorded and is reflected in accrued liabilities.

Deferred Rent
-------------

     Many of the Company's operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent.

Advertising costs
-----------------

     Costs associated with advertising are charged to expense when the advertising first takes place. The Company spent $517,000, $429,000 and $416,000 on advertising in Fiscal 1999, 1998 and 1997, respectively.

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

Earnings per Share
------------------

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

     The stock options issued on February 2, 1999, January 20, 1999, December 10, 1997 and October 28, 1995 were included in the computation of diluted EPS and resulted in 214,000, 79,000 and 12,000 shares for Fiscal 1999, 1998 and 1997, respectively, included in weighted average shares outstanding, in accordance with SFAS No. 128. All options were still outstanding at January 1, 2000.


New Accounting Pronouncements
-----------------------------

     In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In 1999, the FASB approved SFAS No. 137 "Accounting For Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning afer June 20, 2000. The Company is currently analyzing the impact, if any, that this new pronouncement may have on its financial position and results of operations.


Supplemental Statements of Cash Flow Information
------------------------------------------------

     The Company paid interest of $134,000,$154,000 and $206,000 in Fiscal 1999, 1998 and 1997, respectively. During Fiscal 1999, 1998 and 1997, the Company paid $3,475,000, $2,124,000 and $565,000 in income taxes, respectively.

NOTE 2.  RECEIVABLES
                                            Fiscal           Fiscal
                                             1999             1998
                                         -----------      -----------
     Construction  Allowances            $   967,000      $   205,000
     Third Party Credit Card               1,568,000        1,171,000
     Other                                   206,000          149,000
                                         -----------      -----------
                                         $ 2,741,000      $ 1,525,000
                                         ===========      ===========


NOTE 3.  PROPERTY AND EQUIPMENT
                                            Fiscal           Fiscal
                                             1999             1998
                                         -----------      -----------
     Leasehold improvements              $18,347,000      $16,912,000
     Furniture, fixtures and
      equipment                           21,407,000       19,864,000
                                         -----------      -----------
                                          39,754,000       36,776,000
     Less: accumulated depreciation
      and amortization                    22,818,000       22,000,000
                                         -----------      -----------
                                         $16,936,000      $14,776,000
                                         ===========      ===========


     Store operating and general and administrative expenses include depreciation and amortization of $4,602,000 in Fiscal 1999, $4,136,000 in Fiscal 1998 and $3,898,000 in Fiscal 1997.

NOTE 4.  ACCRUED LIABILITIES
                                            Fiscal           Fiscal
                                             1999             1998
                                         -----------      -----------

     Operating expenses                  $ 1,694,000      $ 1,193,000
     Taxes, other than income taxes        1,614,000        1,396,000
     Leasehold additions                     447,000           30,000
     Other customer deposits               1,803,000        1,712,000
                                         -----------      -----------
                                         $ 5,558,000      $ 4,331,000
                                         ===========      ===========

     Leasehold additions generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.

NOTE 5.  BANK DEBT

       During August 1999, the Company reached an agreement with its bank to extend the maturity of the Amended Revolving Credit Facility until January 31, 2003. Pursuant to the newly Amended Revolving Credit Facility, $15,000,000 is available until expiration at January 31, 2003. The amounts outstanding thereunder bear interest at a maximum per annum rate equal to the bank's prime rate. The agreement contains selected financial and other covenants including covenants to maintain a minimum current ratio, a maximum debt to equity ratio, a maximum capital expenditure covenant, and a minimum fixed charge coverage ratio. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables.

     There was no outstanding balance on the line of credit at January 1, 2000 and January 2, 1999, respectively. In addition, there were no outstanding letters of credit, pursuant to the Revolving Credit Facility, at January 1, 2000 and January 2, 1999. Loans outstanding under the line of credit during Fiscal 1999 bore interest at a weighted average interest rate of 6.80% per annum.


NOTE 6.  INDEBTEDNESS TO/FROM RELATED PARTIES

     As of January 2, 1999, the Company had outstanding, (i) a $250,000 long-term loan from a major stockholder payable quarterly, and (ii) a $1,750,000 loan made by the same stockholder payable quarterly. Both notes bore interest at 7% per annum. In December 1999, the Company repaid both notes.

     As of January 1, 2000 and January 2, 1999, the Company had notes receivable totaling $256,000 and $250,000, respectively, from two executive officers of the Company. The receivables, which are due on demand, are evidenced by secured promissory notes, which bear interest at the rate of 7% per annum.

     In September 1998, the Company loaned $50,000 to an employee of the Company. The loan was to be repaid in 60 installments and was evidenced by a secured promissory note, which bore interest at the rate of 8% per annum. The balance of the loan was repaid in full in February, 1999.


NOTE 7.  OTHER LIABILITIES

     Other liabilities primarily consist of accruals of future rent escalations.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Leases
------

     At January 1, 2000, the Company was obligated under operating leases for various store locations expiring at various times through 2011. The terms of the leases generally provide for the payment of minimum annual rentals, contingent rentals based on a percentage of sales in excess of a stipulated amount, and a portion of real estate taxes, insurance and common area maintenance.

     Store rental expense related to these leases, included in cost of sales, consisted of the following:

                              Fiscal          Fiscal          Fiscal
                               1999            1998            1997
                           -----------     -----------     ----------

Minimum rentals            $14,870,000     $13,257,000     $12,465,000
Contingent rentals           5,763,000       5,119,000       4,678,000
                           -----------     -----------     -----------
                           $20,633,000     $18,376,000     $17,143,000
                           ===========     ===========     ===========

     Future minimum payments under non-cancelable operating leases consisted of the following at January 1, 2000:

     Fiscal
     ------
     2000                                 $ 16,362,000
     2001                                   15,736,000
     2002                                   13,880,000
     2003                                   12,167,000
     2004                                    9,990,000
     Thereafter                             22,206,000
                                          ------------

Total future minimum lease payments       $ 90,341,000
                                          ============

Contingencies
-------------

     The Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters is not presently expected to have a material adverse effect upon the Company's financial position and results of operations.


NOTE 9.  INCOME TAXES

     The provision for income taxes includes:

                                 Fiscal         Fiscal         Fiscal
                                  1999           1998           1997
                              ----------     ----------     ----------
Current:

 Federal                      $2,079,000     $2,005,000     $1,289,000
 State                           294,000        655,000        223,000
                              ----------     ----------     ----------
                               2,373,000      2,660,000      1,512,000
                              ----------     ----------     ----------

Deferred:

 Federal                         (12,000)        57,000        112,000
 State                           (11,000)        18,000         21,000
                              ----------     ----------     ----------
                                 (23,000)        75,000        133,000
                              ----------     ----------     ----------

Provisions for income
  taxes                       $2,350,000     $2,735,000     $1,645,000
                              ==========     ==========     ==========

     The Company's effective tax rate, as a percent of income before income taxes differs from the statutory federal tax rates as follows:

                                         Fiscal     Fiscal     Fiscal
                                          1999       1998       1997
                                         ------     ------     ------
     Statutory federal tax rate           34.0%      34.0%      34.0%
     State and local income taxes,
      net of federal tax benefit           3.7%       7.0%       7.0%
                                         ------      -----      -----
                                          37.7%      41.0%      41.0%
                                         ======      =====      =====

     The major components of the Company's net deferred tax assets at January 1, 2000 and January 2, 1999 are as follows:

                                                    January 1,   January 2,
                                                     2000         1999
                                                  ------------   ----------

Net operating loss carryforwards ("NOL'S")....... $   46,000     $   40,000
Deferred rent....................................    801,000        837,000
Other............................................    113,000         61,000
                                                  ----------     ----------
                                                  $  960,000     $  938,000
                                                  ==========     ==========


NOTE 10.  INCENTIVE STOCK OPTION PLAN

     On December 16, 1994, the Company adopted the 1994 Stock Option Plan. The plan is administered by the Compensation and Plan Administration Committee of the Company's Board of Directors. Under the option plan the Company reserved 600,000 shares of the Company's authorized common stock for issuance to officers and key employees of the Company.

     Options granted under the plan have a ten-year term and may be either incentive stock options or non-qualified stock options. The options are granted at an exercise price equal to the fair market value on the date of
grant and generally vest over a four year period.   The price is payable in
cash at the time of the exercise or at the discretion of the Administrators, through delivery of shares of Common Stock, the Company's withholding of shares otherwise deliverable to the employee, installment payments under an optionee's promissory note or a combination thereof.

     The following table summarizes all stock option transactions for the three years ended January 1, 2000:

                                                             Weighted Average
                                                 Shares       Exercise Prices
                                                -------      ----------------

Shares under option as of December 28, 1996     426,250             $3.90
                                                -------

 Options granted in 1997                        376,250             $3.15
 Options cancelled in 1997                     (326,250)            $4.17
                                                -------

Shares under option as of December 27, 1997     476,250             $3.12
                                                -------

 Options granted in 1998                           ---
 Options cancelled in 1998                         ---
                                                -------

Shares under option as of January 2, 1999       476,250             $3.12
                                                -------
 Options granted in 1999                        173,750             $4.55
 Options cancelled in 1999                     ( 50,000)            $3.06
                                                -------

Shares under option as of January 1, 2000       600,000             $3.54
                                                =======

     Significant option groups outstanding at January 1, 2000 and related weighted average price and life information follows:

                    Options        Options        Exercise  Remaining
Grant Date          Outstanding    Exercisable    Price     Life (Years)
----------          -----------    -----------    --------  ------------

 1/20/99            123,750         18,561        $4.38         9
 2/ 2/99             50,000           ---         $5.00         9
12/10/97            276,250        276,250        $3.06         3
10/13/95            150,000        150,000        $3.25         5


     The Company accounts for the Plan in accordance with APB Opinion No. 25, under which no compensation cost has been recognized for stock option awards granted at fair market value. Had compensation expense for the Plan been determined based on the fair value at the grant dates for awards under the Plan, consistent with the method of SFAS No. 123, the Company's net earnings, basic EPS and diluted EPS would have been reduced to the pro forma amounts listed below:

                                   Fiscal           Fiscal       Fiscal
                                    1999            1998          1997
                                 ----------      ----------    ----------

Net income - as reported         $4,009,000      $3,935,000    $2,365,000
           - pro-forma           $3,834,000      $3,788,000    $2,318,000

Basic EPS  - as reported         $      .44      $      .43    $      .26
           - pro-forma           $      .42      $      .42    $      .25

Diluted EPS - as reported        $      .43      $      .43    $      .26
            - pro-forma          $      .41      $      .41    $      .25


     The weighted average fair value of options granted during the Fiscal years ended December 27, 1997, January 2, 1999 and January 1, 2000 were $3.15, $0.00 and $4.55, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing method with the following weighted average assumptions:


                                     1999        1997        1995
                                     Grant       Grant       Grant
                                    ------     -------      ------
Expected dividend rate              $ 0.00     $  0.00      $ 0.00
Expected volatility                  82.73%     112.92%      79.85%
Risk free interest rate               5.73%       5.42%       5.42%
Expected lives (years)                5.00        5.00        5.00


         NOTE 11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                ($000's omitted except per share amounts)

                                                           First     Second      Third     Fourth
         Year ended January 1, 2000                       Quarter    Quarter    Quarter    Quarter
         --------------------------                       ----------------------------------------
         Net sales                                        $36,486    $40,028    $34,276    $50,583
                                                          ----------------------------------------

         Gross income, less occupancy and buying costs     12,770     14,527     11,029     17,902

         Income (loss) before income taxes                  1,275      2,473     (1,283)     3,894
         Income tax provision (benefit)                       523      1,014       (527)     1,340
                                                          ----------------------------------------
         Net income (loss)                                   $752     $1,459      ($756)    $2,554
                                                          ========================================


         Basic and diluted earnings per share:

         Basic earnings (loss) per share:                   $0.08      $0.16     ($0.08)     $0.28
                                                          ========================================

         Diluted earnings (loss) per share:                 $0.08      $0.16     ($0.08)     $0.27
                                                          ========================================







                                                           First     Second      Third     Fourth
         Year ended January 2, 1999                       Quarter    Quarter    Quarter    Quarter
         --------------------------                       ----------------------------------------

         Net sales                                        $31,334    $36,520    $30,963    $48,014
                                                          ----------------------------------------
         Gross income, less occupancy and buying costs     10,555     12,978     10,147     17,892

         Income (loss) before income taxes                     97      2,040       (643)     5,176
         Income tax provision (benefit)                        40        836       (264)     2,123
                                                          ----------------------------------------

         Net income (loss)                                    $57     $1,204       ($379)   $3,053
                                                          ========================================

         Basic and diluted earnings per share:

         Basic earnings (loss) per share:                   $0.01      $0.13      ($0.04)    $0.34
                                                          ========================================

         Diluted earnings (loss) per share:                 $0.01      $0.13      ($0.04)    $0.33
                                                          ========================================


                                    EXHIBIT 10.13

               MASTER AMENDMENT TO REVOLVING CREDIT AGREEMENT
               ----------------------------------------------

                          AND SECURITY AGREEMENT
                          ----------------------

        Master Amendment entered into as of July 19, 1999 between CACHE, INC. (the "Borrower") and FLEET BANK, NATIONAL ASSOCIATION (the "Bank").

        WHEREAS, the Borrower and the Bank are parties to a Second Amended and Restated Revolving Credit Agreement dated as of August 26, 1996 (the "Agreement");

        WHEREAS, the Borrower has requested that the Bank amend, and the Bank has agreed to amend, certain provisions of the Agreement;

        WHEREAS, the Borrower and the Bank are parties to a Security Agreement dated as of August 26, 1996 (the "Security Agreement"); and

        WHEREAS, the Borrower has executed in favor of the Bank, a Note (as such term is defined in the Agreement) in the face of amount of $12,000,000.00 and dated August 26, 1996 (the "Note").

        NOW, THEREFORE, the parties hereto hereby agree as follows:

        1. The Agreement is hereby amended as follows:

              (a) The Second Whereas clause is hereby amended by replacing the reference to "$12,000,000" with "$15,000,000".

              (b) Section 1.1(b) of the Agreement is hereby amended and restated in its entirety to read as follows:

                    The total principal amount of all outstanding Loans, together with the face amount of all outstanding Letters of Credit, as hereinafter defined, shall not exceed $15,000,000; provided, however, that for one consecutive thirty day period during each fiscal year of the Borrower, there shall be no Loans or Letters of Credit outstanding.

              (c) Section 1.1(f) of the Agreement is hereby amended by adding a new subsection (6) to read as follows:

                    (6) If the entire amount of any required principal and/or interest is not paid in full within (10) days after the same is due, Borrower shall pay to the Bank a late fee equal to five percent (5%) of the required payment.

              (d) Section 1.1 of the Agreement is hereby amended by adding a new subsection (i) to read as follows:

                    (i) The Borrower shall maintain with the Bank a non-interest bearing deposits with average daily collected balances net of activity costs equal to not less than $200,000 during each calendar quarter. If the averge daily balance is less than that required above, the Borrower shall pay a deficiency fee during each such quarter equal to interest on the deficiency at the average of the Prime Rate during such quarter.

              (e) Section 2.2 of the Agreement is hereby amended by deleting the word "and" at the end of Subsection 2.2(b), replacing the reference to "(c)" with "(d)" and by adding a new subsection (c) to read as follows:

                    (c) receipt by the Bank of a Guarantee of the Liabilities executed by each Subsidiary of the Borrower formed or acquired by the Borrower after the date of the initial Loans, each satisfactory to the Bank in form and substance; and

              (f) Section 2.3 of the Agreement is hereby amended by replacing the reference to "Section 2.1 hereof" with "Sections 2.1 and 4.24 hereof".

             (g) Article 3 of the Agreement is hereby amended by adding a new Section 3.21 to read as follows:

                    3.21 Year 2000.  (a) The Borrower has taken and is taking
                         ----------
                    all necessary and appropriate steps to ascertain the extent of and successfully address business and financial risks facing the Borrower as a result of the Year 2000 Risk (that is the risk that computer applications used by the Borrower may be unable to recognize and perform without error date-sensitive functions involving certain dates prior to and any date after December 31, 1999) and (b) the Borrower's material computer applications and those of its key vendors and suppliers will, on a timely basis, adequately address the Year 2000 Risk in all material respects.

              (h) Section 4.12 of the Agreement is hereby amended and restated in its entirety to read as follows:

                    4.12      Debt Ratio.
                              -----------
                    (a) The Borrower will not permit its Debt Ratio to exceed (i) 1.00 to 1.00 as at the end of any of its first, second or fourth fiscal quarters, or (ii) 1.25 to 1.00 as at the end of any of its third fiscal quarters.

                    (b) The Bank will determine compliance with the foregoing based on the financial information which the Borrower is required to submit to the Bank.

              (i) Section 4.13 of the Agreement is hereby amended and restated in its entirety to read as follows:

                    4.13      Fixed Charge Coverage Ratio.
                              ----------------------------
                    (a) The Borrower will not permit its Fixed Charge Coverage to be less than 1.15 to 1.00 as at the end of any of its fiscal quarters, on a rolling four quarter basis.

                    (b) The Bank will determine compliance with the foregoing based on the financial information which the Borrower is required to submit to the Bank.

              (j) Section 4.14 of the Agreement is hereby amended and restated in its entirety to read as follows:

                    4.14      Current Ratio.
                              --------------
                    (a) The Borrower shall not permit the ratio of the Borrower's current assets to current liabilities (including, without limitation, all Liabilities and all other long term loans (regardless of classification under GAAP) owing to Persons other than the Bank) to be less than
                    (i) 1.15 to 1.00 as at the end of any of its first, second or fourth fiscal quarters or (ii) 1.0 to 1.0 as at the end of any of its third fiscal quarters.

                    (b) The Bank will determine compliance with the foregoing based on the financial information which the Borrower is required to submit to the Bank.

              (k) Section 4.15 of the Agreement is hereby amended by amending and restating subsection (n), (o) and (p) thereof in their entirety and by adding new subsections (q), (r) and (s) to read as follows:

                    (n) The Borrower shall not make capital expenditures in excess of $10,000,000 for the fiscal year ending December 31, 1999.

                    (o) The Borrower shall not make capital expenditures in excess of $11,000,000 for the fiscal year ending December 31, 2000.

                    (p) The Borrower shall not make capital expenditures in excess of $13,000,000 for the fiscal year ending December 31, 2001.

                    (q) The Borrower shall not make capital expenditures in excess of $13,000,000 for the fiscal year ending December 31, 2002.

                    (r) The Borrower shall not make capital expenditures in excess of $2,500,000 for the period beginning January 1, 2003 and ending January 31, 2003.

                    (s) The Bank will determine compliance with the foregoing based on the financial information which the Borrower is required to submit to the Bank.

              (l) Section 4.16 of the Agreement is hereby amended and restated in its entirety to read as follows:

                    4.16     Intentionally Omitted.
                             ----------------------
              (m) Section 4.18 is amended and restated in its entirety to read as follows:

                    The Borrower will not make any Restricted Payments at any time, provided, that, the Borrower may pay dividends to its shareholders so long as at the time there exists no Event of Default.

              (n) Article 4 of the Agreement is hereby amended by adding a new Section 4.24 and a new Section 4.25 each to read in their entirety as follows:

                    4.24   UCC Financing Statements.  The Borrower shall
                           -------------------------
                    deliver to the Bank UCC-1 financing statements naming the Borrower as debtor and executed by the Borrower and the Bank as the secured party in proper form for filing in such jurisidictions as the Bank may reasonably request, and copies of UCC filing searches against the Borrower, as debtor, conducted in each new jurisdiction in which any Collateral is located.

                    4.25  Liens.  The Borrower shall not (i) create, assume or
                          ------
                    permit to exist, any Lien on any of its property or assets now owned or hereafter acquired except (a) Liens in favor of the Bank; (b) other liens incidental to the conduct of its business or the ownership of its property and assets which were not incurred in connection with the borrowing of money or the obtaining of advances or credit and which do not materially impair the use thereof in the operation of its business; (c) Liens for taxes or other governmental charges which are not delinquent or which are being contested in good faith and for which a reserve shall have been established in accordance with GAAP; and (d) purchase money Liens granted to secure the unpaid purchase price of any fixed assets purchased within the limitations of this Agreement as long as such purchase money Liens do not attach to any Collateral and (ii) enter into any agreement which prohibits or limits the ability of the Borrower to create, incur, assume or suffer to exist any Lien upon any of its property or revenues, wheteher now owned or hereafter acquired.

              (o) Article 4 of the Agreement is hereby amended by adding a new Section 4.26 to read as follows:

                    4.26 Investments.  The Borrower shall maintain on
                         ------------
                    deposit or in custody with the Bank cash and marketable securities with a fair market value of not less than one half of the amount of the average daily Available Investment Amount ("Available Investment Amount" means moneys of the Borrower available to be invested (or already invested) by Borrower ( as reflected in Borrower's books and records)).

              (p) Section 5.1 of the Agreement is hereby amended by amending the definition of "Applicable Margin" in its entirety to read as follows:

                    "Applicable Margin" shall mean with respect to Loans
                    -------------------
                    which are Prime Rate Loans, 0% and with respect to Loans which are COF Loans or LIBOR Loans, 1.65%.

              (q) Section 5.1 of the Agreement is hereby amended by amending the definition of "Commitment Termination Date" in its enitirety to read as follows:

                    "Commitment Termination Date" shall mean January 31, 2003.
                    -----------------------------

              (r) Section 5.1 of the Agreement is hereby amended by deleting the definition of "Debt Service Coverage" in its enitirety.

              (s) Section 5.1 of the Agreement is hereby amended by adding a new definition of "Fixed Charge Coverage Ratio" to be positioned in its appropriate place alphabetically therein and to read as follows:

                    "Fixed Charge Coverage Ratio" shall mean, with respect to
                    -----------------------------
                    the Borrower and its Subsidiaries on a consolidated basis for the applicable period of determination, the ratio of
                    (A) earnings before interest, taxes, depreciation and amortization for the period of determination plus rent paid during the period of determination minus dividends paid during the period of determination to (B) the sum of (i) interest expense during the period of determination, plus
                    (ii) all payments of taxes during the period of determination, plus (iii) the current portion of indebtedness for borrowed money which by its terms matures more than 12 months after the date incurred or if maturing sooner, the maturity thereof may be extended at the option of the debtor beyond such 12 month period, plus (iv) principal and interest payments made on Indebtedness during each such period of determination, plus (v) the current portion of capital leases (as determined in accordance with generally accepted accounting principles), plus (v) rent paid during the period of determination.

              (t) Section 5.1 of the Agreement is hereby amended by amending the definition of Security Documents to read as follows:

                    "Security Documents" shall mean the Security Agreement,
                    --------------------
                    the financing statements referred to in Sections 2.1(f) and
                    4.24 hereof, the Guarantees referred to in Sections 2.1(j) and 2.2(c) hereof and such other agreements, instruments and documents as the bank may reasonably require to effect the purposes of the Security Agreement and this Agreement.


      2. The first "Whereas" clause of the Security Agreement is hereby amended by deleting the reference to "$12,000,000" and substituting in its place "$15,000,000".

      3. The Borrower hereby represents and warrants to the Bank that:

              (a) Each and every one of the representations and warranties set forth in the Agreement is true as of the date hereof and with the same effect as though made on the date hereof, and is hereby incorporated herein in full by reference as if fully restated herein in its entirety.

              (b) No Default or Event of Default and no event or condition which, with the giving of notice or lapse of time or both, would constitute such a Default or Event of Default, now exists or would exist.

        4. All capitalized terms used herein, unless otherwise defined herein, have the same meanings provided therefor in the Agreement.

        5. The amendments and waivers set forth herein are limited precisely as written and shall not be deemed to (a) be a consent to or a waiver of any other term or condition of the Agreement or any of the documents referred to therein or executed in connection therewith or (b) prejudice any right or rights which the Bank may now have or may have in the future under or in connection with the Agreement or any documents referred to therein or executed in connection therewith. Whenever the Agreement is referred to in the Agreement or any of the instruments, agreements or other documents or papers executed and delivered in connection therewith, it shall be deemed to mean the Agreement as modified by this Master Amendment.

        6. The Borrower shall execute and deliver concurrently herewith a promissory note which shall be in replacement of and substitution for its existing promissory note. Such new promisory note shall be in the form of Exhibit A annexed hereto and be deemed the Note for all purposes of the Agreement and documents relating thereto.

        7. The Bank shall have no obligations under this Master Amendment and this Master Amendment shall not be effective unless and until (i) the Bank has received the March 31, 1999 interim financial statements of the Borrower and same are in form and substance satisfactory to the Bank, (ii) the Bank has received from the Borrower payment of a non-refundable Amendment Fee in the amount of $56,250 (which Fee shall be payable upon the Borrower's execution hereof) and (iii) the executed UCC-1 financing statements required by Paragraph 1(n) of this Amendment (with respect to locations existing as of the date hereof).

        8. If upon execution of this Master Amendment, the Borrower is in compliance to the satisfaction of the Bank, on a pro forma basis, with all of the financial covenants contained in the Agreement, as amended by this Master Amendment, then Subordinated Indebtedness shall no longer be required and all references in the Agreement to "Subordinated Indebtedness" and restrictions on payment of same shall be deleted and the original notes, currently held by the Bank in the amount of $1,750,000 and dated Novemebr 16, 1990 and in the amount of $250,000 and dated November 19, 1991 made by Joseph Saul to the order of the Borrower shall be returned to the Borrower.

               THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

        IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to be duly executed and delivered by their respective duly authorized officers as of the date first above written.



                                        CACHE, INC.


                                        By:  /s/ Thomas Reinckens
                                             --------------------
                                        Name:    Thomas Reinckens
                                        Title:   EVP CFO



                                        FLEET BANK,  NATIONAL ASSOCIATION


                                        By: /s/ Bonnie Bernstein
                                            --------------------
                                        Name:   Bonnie Bernstein
                                        Title:  Vice President

                                 NOTE
                                 ----

15,000,000.00                                        New Brunswick, New Jersey
                                                     July 19, 1999


        FOR VALUE RECEIVED, the undersigned, CACHE, INC., a Florida corporation (the "Borrower"), hereby promises to pay to the order of FLEET BANK, N.A. (the "Bank"), on January 31, 2003, the lesser of (a) the principal sum of Fifteen Million and 00/100 ($15,000,000.00) Dollars, or (ii) the aggregate unpaid principal amount of all Loans, as such term is defined in the Second Amended and Restated Revolving Credit Agreement, dated as of the date hereof, by and between the Borrower and the Bank (hereinafter, as amended by the Master Amendment dated the date hereof and as it may from time to time be amended, modified or supplemented, referred to as the "Credit Agreement"), then outstanding. The Borrower further promises to pay the Bank interest on the unpaid principal amount hereof from the date hereof until maturity at the rates per annum set forth in or established pursuant to the Credit Agreement and as calculated therein. Interest on this Note for each Prime Rate Loan, LIBOR Loan or COF Loan, as the case may be, shall be payable prior to maturity on the last day of the applicable Interest Period therefor. Interest shall be payable on maturity of this Note, whether at stated maturity, by acceleration or otherwise.


        Anything herein to the contrary notwithstanding, the obligation of the Borrower to make payments of interest shall be subject to the limitation that payments of interest shall not be required to be made to the Bank to the extent that the Bank's receipt thereof would not be permissible under the law or laws applicable to the Bank limiting rates of interest which may be charged or collected by the Bank. Any such payments of interest which are not made as a result of the limitation referred to in the preceding sentence shall be made by the borrower to the Bank on the earliest interest payment date or dates on which the receipt thereof would be permissible under such laws applicable to the Bank limiting rates of interest which may be charged or collected by the Bank. Such deferred interest shall not bear interest.

        Payments of both principal and interest on this Note are to be made at the office of the bank, at 1125 route 22 West, Bridgewater, New Jersey 08807 or such other place as the Bank shall designate to the Borrower in writing, in lawful money of the United States of America in immediately available funds.

        This Note is secured in the manner provided in the Credit Agreement and the Security Documents, is subject to prepayment upon the terms and conditions thereof and is entitled to the benefits thereof.

        The Bank is hereby authorized by the Borrower to record on the schedule annexed to this Note (or on a supplemental schedule thereto) the amount of each Loan made by the Bank to the Borrower and the amount of each payment or prepayment of principal of such Loans received by the Bank, it being understood, however, that failure to make any such notation shall not affect the rights of the Bank or the obligations of the Borrower hereunder in respect of this Note.

        Upon the occurrence of any Event of Default, as defined in the Credit Agreement, the principal amount of and accrued interest on this Note may be declared due and payable in the manner and with the effect provided in the Credit Agreement. The Borrower hereby agrees to pay the costs of collection and reasonable attorneys' fees and expenses in case default occurs in the payment of this Note.

        This Note shall replace and supersede the Note made by the Borrower to the order of the Bank dated August 26, 1996 (the "Prior Note"); provided, however, that the execution and delivery of this Note shall not in any circumstance be deemed to have terminated, extinguished or discharged the Borrower's indebtedness under such Prior Note, all of which indebtedness shall continue under and be governed by this Note and the documents, instruments and agreements executed pursuant hereto or in connection herewith. This Note is a replacement, consolidation, amendment and restatement of the Prior Note and IS NOT A NOVATION. The Borrower shall alao pay and this Note shall also evidence any and all unpaid interest in all Loans made by the Bank to the Borrower pursuant to the Prior Note, and at the interest rate specified therein, for which this Note has been issued as replacement therefor.

        All terms used in this Note and not otherwise defined herein shall have the same meanings that such terms have in the Credit Agreement.

        THIS NOTE IS BEING DELIVERED IN AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW JERSEY WITHOUT REGARD TO THE PRINCIPLES OF CONFLICT OF LAWS.


                                        CACHE, INC.




                                        By:/s/ Thomas E. Reinckens
                                           -----------------------
                                        Name:  Thomas E. Reinckens
                                        Title: EVP CFO

                                   SCHEDULE TO NOTE
                                   ----------------

                This Note evidences the Loans made under the within described Credit Agreement, in the principal amounts, of the types (Prime Rate, COF Loans or LIBOR Loans) and on the dates set forth below, and, with respect to LIBOR Loans, for the interest period set forth below, subject to the payments or prepayments of principal set forth below:

                                                      Principal
              Principal                                Amount
    Date      Amount of     Type of      Interest     Paid or        Balance
    Made       Loans         Loan         Period      Prepaid      Outstanding
    ----      ---------     -------      --------     ---------    -----------

                               EXHIBIT  11.1


                                                     EXHIBIT 11.1
                         CALCULATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE




                                                          FISCAL                FISCAL               FISCAL
     EARNINGS PER SHARE                                    1999                  1998                 1997
                                                        -----------          -----------          -----------

     Net Income Applicable
          to Common Stockholders                        $ 4,009,000          $ 3,935,000          $ 2,365,000
                                                        -----------          -----------          -----------

     BASIC EARNINGS PER SHARE
     ------------------------
     Weighted Average Number of
         Common Shares Outstanding                        9,091,000            9,091,000            9,091,000
                                                        ===========          ===========          ===========

     Basic Earnings Per Share                                 $0.44                $0.43                $0.26
                                                        ===========          ===========          ===========


     DILUTED EARNINGS PER SHARE
     --------------------------

     Weighted Average Number of
         Common Shares Outstanding                        9,091,000            9,091,000            9,091,000

     Assuming Conversion of
          Outstanding Stock Options                         600,000              476,000              165,000

     Less Assumed Repurchase
          of Common Stock Pursuant
          to the Treasury Stock Method                     (386,000)            (397,000)            (153,000)
                                                        -----------          -----------          -----------

     Weighted Average Number of
         Common Shares Outstanding
         As Adjusted                                      9,305,000            9,170,000            9,103,000
                                                        ===========          ===========          ===========

     Diluted Earnings Per Share                               $0.43                $0.43                $0.26
                                                        ===========          ===========          ===========


                                  EXHIBITS  12.1

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


Debt of equity ratio = total long-term debt (at balance sheet date) divided
--------------------
      by stockholders' equity (at balance sheet date).


Book value per share = stockholders' equity less preferred stockholders'
--------------------
      equity and dividends in arrears, divided by common shares outstanding (at balance sheet date).

                                    EXHIBIT 24.1

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K dated February 9, 2000, into the Company's previously filed Registration Statement File Numbers 33-40354, 33-40358, 33-65113.









New York, New York
March 23, 2000                                      /s/ Arthur Andersen LLP