Form 10-K405/A
period 2000-01-01
CACHE INC
filed 2000-04-28
CIK 350199

SECURITIES AND EXCHANGE COMMISSION
		      WASHINGTON, D.C. 20549
			 FORM 10-K/A No.1

(Mark One)

 [X] Amendment No.1 to Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the fiscal year ended January 1, 2000

				    or

 ____ Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transaction period from ______ to ______

		   Commission file number 0-10345

				   Cache, Inc.
	       ______________________________________________________
	       (Exact name of registrant as specified in its charter)

	  Florida                                      59-1588181
 _______________________________         ________________________________
 (State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization

	    1460 Broadway, New York, New York                10036
	    ________________________________________________________
	    (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:   (212) 575-3200

Securities registered pursuant to Section 12(g) of the Act:

			 Common Stock $.01 par value
			 ___________________________
				(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

		       Yes   [X]           No _____


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

     See also "Executive Officers of the Company" under Part III of Registrant's report on Form 10-K for the fiscal year ended
January 1, 2000, previously filed with the Securities and Exchange
Commission.

		   DIRECTORS OF THE REGISTRANT


	The Board of Directors of the Company presently consists of the following seven members: Messrs. Andrew M. Saul, Joseph E. Saul, Roy C. Smith, Thomas E. Reinckens, Morton J. Schrader and Mark
E. Goldberg and Ms. Mae Soo Hoo, each of whom is expected to be a nominee for re-election at the Company's next Annual Meeting of Shareholders.


								       Director
Name                        Age   Principal Occupation                   Since
------------------------   ----   ----------------------------         --------
Andrew M. Saul .........    53    Chairman of the Board and               1986
				  Partner, Saul Partners (1)
Roy C. Smith ...........    61    Executive Vice-President of             1993
				  the Company (2)
Thomas E. Reinckens ....    46    Executive Vice-President, Chief         1993
				  Financial Officer of the Company (3)
Mae Soo Hoo ............    45    Executive Vice President of             1995
				  the Company (4)
Joseph E. Saul .........    80    Partner, Saul Partners (5)              1986

Morton J. Schrader .....    68    Real Estate Broker,                     1989
				  Newmark & Company Real Estate, Inc.(6)
Mark E. Goldberg .......    43    Attorney in Private Practice (7)        1989
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

(6) Mr. Schrader was the President of Abe Schrader Corp., a manufacturer of women's apparel, from 1968 through March
	1989. Since 1989, he has been active as a real estate broker for Newmark & Company Real Estate, Inc.

(7) Mr. Goldberg has been an attorney in private practice since 1985. Mr. Goldberg has provided legal assistance to the Company since 1988 and is expected to continue to do so in 2000.


ITEM 11.  EXECUTIVE COMPENSATION



Summary Compensation Table


       The following table sets forth the compensation for the past three years of the Chief Executive Officer and the Company's other three most highly compensated executive officers (collectively, the "Named Executive Officers").




					ANNUAL      LONG-TERM
				     COMPENSATION  COMPENSATION
				     ------------  -------------
						   SECURITIES       ALL OTHER
NAME AND                   FISCAL                  UNDERLYING     COMPENSATION
PRINCIPAL POSITION          YEAR       SALARY($)   OPTIONS(#)        ($)(1)
----------------------     ------      ---------   ----------     ------------
ANDREW M. SAUL              1999           -           -               -
(CHAIRMAN)                  1998           -           -               -
			    1997           -           -               -

MAE SOO HOO                 1999        279,410      30,625          1,950
(EXECUTIVE VICE             1998        267,390        -             1,906
PRESIDENT/DIRECTOR)         1997        255,852     103,750          1,874

ROY C. SMITH                1999        273,558        -             9,195
(EXECUTIVE VICE             1998        319,413        -             8,887
PRESIDENT/DIRECTOR)         1997        250,000      97,500          8,611

THOMAS E. REINCKENS         1999        272,596      28,125          2,705
(EXECUTIVE VICE PRESIDENT,  1998        289,328        -             2,513
CHIEF FINANCIAL             1997        230,000      75,000          2,441
OFFICER/DIRECTOR

(1) Included in the figures shown under this column for 1999 are the following insurance premiums paid by the Company with respect to term life insurance for the benefit of the executive officer and long-term disability insurance: $3,420 and $5,775, respectively, for Mr. Smith; $1,204 and $1,501, respectively, for Mr. Reinckens and $629 and $1,321, respectively, for Ms. Soo Hoo.

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




		AGGREGATED FISCAL YEAR-END STOCK OPTION VALUES


		     NUMBER OF SECURITIES         VALUE OF UNEXERCISED
		     UNDERLYING UNEXERCISED       IN-THE-MONEY STOCK OPTIONS
		     STOCK OPTIONS AT FY-END(#)   AT FY-END ($) (1)
		     --------------------------   ---------------------------
NAME                 EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-------------------  --------------------------   ----------------------------

Mae Soo Hoo             158,344        26,031      $528,902       $55,316

Roy C. Smith            147,500           -        $497,656       $  -

Thomas E. Reinckens     129,218        23,907      $429,277       $50,801

____________________


(1) In-the money Stock Options are those where the fair market value of the underlying stock exceed the exercise price of the Option. The amounts in this column represent the difference between the exercise price of the Stock Options and the closing price of the Company's Common Stock on December 31, 1999 (the last day of trading for Fiscal 1999) for all options held by each Named Executive Officer, whether vested or unvested. The closing price of the Company's Common Stock as reported on NASDAQ/NMS on December 31, 1999 was $6.50 per share.

	     STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to stock options granted in Fiscal 1999 to each of the Named Executive
Officers.


										Potential
									      Realizable Value
									     At Assumed Annual
									    Rates of Stock Price
									     Appreciation for
			      Individual Grants                             Option Term  (2)
		       --------------------------------------------------   --------------------
  (a)                      (b)       (c)          (d)           (e)           (f)         (g)

		       Number of   % of Total
		       Securities  Options       Exercise
		       Underlying  Granted to    or Base
		       Options     Employees in    Price      Expiration
Name                   Granted(#)  Fiscal Year   ($)/share)     Date         5%($)    10%($)
-------------------    ----------  ------------  ----------  ------------   -------  --------
Mae Soo Hoo             30,625      17.63%        $4.375     01/20/09(1)    37,017    81,799
Thomas E. Reinckens     28,125      16.19%        $4.375     01/20/09(1)    33,996    75,121


(1) On January 20,1999, the Company granted 123,750 incentive stock options to executives and key employees under the Company's 1994 stock option plan. The options were granted at an exercise price of $4.375,(the closing price of the Common Stock on NASDAQ/NMS on January 20, 1999) per share, expiring on January 20,2009, subject to accelerated vesting at the maximum rate of up to 25%
      per year for the four years ended December 31, 1999, 2000, 2001 and 2002, to the extent the company's earnings plan was achieved, based on the following sliding scale:

							    Options Which
							      Will Become
      Percentage of Earnings                                  Exercisable
     -------------------------                              -------------
     Greater than or equal to 90% . . . . . . . . . . . . . . ..  25%
     Greater than or equal to 75%, but less than 90% . . . . . .  20%
     Greater than or equal to 60%, but less than 75% . . . . . .  15%
     Less than 60% . . . . . . . . . . . . . . . . . . . . . . .   0%

     These options also become immediately exercisable as of the effective date of a "change in control" (as defined in the 1994
     Plan,)

(2) Potential realizable value is based on an assumption that the market price of the stock appreciates at the stated rate compounded annually, from the date of grant to the expiration date. These values are calculated on requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price appreciation. Actual gains, if any, are dependent on the future market price of the Company's Common Stock.


					-5-




Employment Contracts and Change-of-Control Provisions

     All of the options granted under the Company's 1994 Stock Option
Plan contain a provision under which the option will become immediately exercisable (the "Accelerated Exercise") with respect to all shares subject to it as follows: (i) except as provided in clause
(iii) below, immediately after the first date on which less than 25% of the outstanding Common Stock in the aggregate is beneficially owned
(as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by Andrew M. Saul and Joseph E. Saul, members of their immediate families and one or more trusts established for the benefit of such individuals or members ("the Sauls"), (ii) immediately prior to the sale of the Company substantially as an entirety (whether by sale of stock, sale of assets, merger, consolidation or otherwise), (iii) immediately prior to the expiration of any tender offer or exchange offer for shares of Common Stock of the Company, where: (x) all holders of Common Stock are entitled to participate, and (y) the Sauls have agreed (or have announced their intent) to sell such number of their shares of Common Stock as will result in the Sauls beneficially owning less than 25% of the outstanding shares of Common Stock in the aggregate, and (iv) immediately, if 20% or more of the directors elected by shareholders to the Board of Directors are persons who were not nominated by management in the most recent proxy statement of the Company. The Company is required to give appropriate notice so as to permit an optionee to take advantage of the foregoing provisions.


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

     Mr. Goldberg is also an attorney in private practice. He has been retained by the Company to provide legal services since 1988 and is expected to provide further legal services in 2000. During the fiscal year ended January 1, 2000, Mr. Goldberg received $45,580 from the Company for legal services rendered during Fiscal 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	  MANAGEMENT

		 PRINCIPAL SHAREHOLDERS AND SHARE OWNERSHIP
			     BY MANAGEMENT

The following table sets forth certain information as to the beneficial ownership of the Company's equity securities as of February 29, 2000 by (i) each director or nominee of the Company, (ii) each Named Executive Officer, (iii) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock, and
(iv) all executive officers and directors as a group. Unless otherwise indicated, the beneficial ownership for each person consists of the sole voting and sole investment power with respect to all shares beneficially owned by him. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.


						    Percentage of
			       Number of shares     Outstanding Shares
Person and Address             of Common Stock      of Common Stock
-------------------            ----------------     -------------------
Andrew M. Saul
630 Fifth Avenue
New York, NY  10111 (1)         6,382,679                70.21%

Joseph E. Saul
630 Fifth Avenue
New York, NY  10111 (2)         6,382,679                70.21%

Norma G. Saul
630 Fifth Avenue
New York, NY  10111 (3)         6,382,679                70.21%

Trust f/b/o
Jennifer B. Saul
  pursuant to Trust
  Agreement dated
  March 28, 1995
630 Fifth Avenue
New York, NY  10111 (4)           756,314                 8.32%

Trust f/b/o
Kimberly E. Saul
  pursuant to Trust
  Agreement dated
  March 28, 1995
630 Fifth Avenue
New York, NY  10111 (4)           756,314                 8.32%

						      Percentage of
			       Number of shares       Outstanding Shares
Person and Address             of Common Stock        of Common Stock
-------------------------      ----------------       --------------------
Jane Saul Berkey
Cache, Inc.
1460 Broadway
New York, NY  10036 (5)           494,046                   5.43%

Roy C. Smith
Cache, Inc.
1460 Broadway
New York, NY  10036 (6)           232,500                   2.44%

Mae Soo Hoo
Cache, Inc.
1460 Broadway
New York, NY  10036 (7)           200,074                   2.10%

Thomas E. Reinckens
Cache, Inc.
1460 Broadway
New York, NY  10036 (8)           154,718                   1.62%

Mark E. Goldberg
225 Broadway
New York, NY  10067                12,775                 Less than 1%

Morton J. Schrader
733 Park Avenue
New York, NY  10021                 5,000                 Less than 1%

All Current
  Executive Officers
  and Directors as a
  Group (seven persons)         6,987,746                   73.35%

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

(6) Consists of 85,000 shares of Common Stock and options to acquire 147,500 shares of Common Stock.

(7) Consists of 41,731 shares of Common Stock and options to acquire 158,343 shares of Common Stock.

(8) Consists of 25,500 shares of Common Stock and options to acquire 129,218 shares of Common Stock.

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

     In August 1999, the Company amended its revolving credit facility with Fleet Bank, N.A. (Successor in interest to National Westminister Bank, New Jersey). In connection therewith, Fleet Bank, N.A. and the Company agreed that the Company could repay the Notes if the Company was in compliance with all of the financial covenants contained in the agreement. In December 1999, the Company repaid both Notes to Mr. Saul.

     On December 16, 1994, the Company loaned $170,000 to Roy Smith, Executive Vice President and a Director of the Company and $80,000 to Thomas E. Reinckens, Vice President, Chief Financial Officer and a Director of the Company, in each case for personal reasons. All such loans are with full recourse to the executive, payable on demand from the Company, secured by a pledge of shares of the Company's Common Stock owned by such executive and bear interest at a rate of 7% per annum. The balance (as of February 29, 2000) and the highest balance during Fiscal 1999 for these loans were $170,000 and $80,000, respectively.

     See also "Executive Compensation--Compensation Committee
Interlocks and Insider Participation."

     As of February 29, 2000, the Sauls beneficially owned in the aggregate 6,382,679 shares of the Company's outstanding Common Stock, representing approximately 70.21% of the Company's outstanding Common Stock. See "Principal Shareholders and Share Ownership by
Management."

				SIGNATURES
				----------



     Pursuant to the requirement of section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2000                    CACHE, INC.
					(Registrant)





				     BY: /S/ Thomas E. Reinckens
					---------------------------
					THOMAS E. REINCKENS
					Executive Vice President
					And Chief Financial Officer
					(Principal Financial and
					Principal Accounting Officer)