Form 10-Q
period 2000-04-01
CACHE INC
filed 2000-05-12
CIK 350199

FORM 10-Q

		    SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C.  20549
(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
		  SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 1, 2000

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


			  212-575-3200
	---------------------------------------------------
       (Registrant's telephone number, including area code)

			     ------
---------------------------------------------------------------
(Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			  YES  X     NO
			     ----      -----

	     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,091,338
--------------------------       --------------------------
Class of Stock Outstanding       Outstanding at May 12, 2000

		CACHE, INC. AND SUBSIDIARIES
			    INDEX



							      PAGE

CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS, APRIL 1, 2000
	  AND JANUARY 1, 2000                                   3


STATEMENTS OF OPERATIONS
   THIRTEEN WEEKS ENDED APRIL 1, 2000
	  AND APRIL 3, 1999                                     4


STATEMENTS OF CASH FLOWS
   THIRTEEN WEEKS ENDED APRIL 1, 2000
	  AND APRIL 3, 1999                                     5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          6-8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                       8-10


OTHER INFORMATION:
   EXHIBIT INDEX AND REPORTS ON FORM 8-K                       11
   SIGNATURES                                                  12




			     CACHE, INC. AND SUBSIDIARIES
			     CONSOLIDATED BALANCE SHEETS
				     (Unaudited)


								     April 1,              January 1,
  ASSETS                                                               2000                   2000
								----------------       ----------------
  Current assets:
	  Cash and equivalents                                  $      6,331,000       $      9,848,000
	  Receivables                                                  2,274,000              2,747,000
	  Notes receivable from related parties                          250,000                250,000
	  Inventories                                                 27,704,000             24,399,000
	  Deferred income taxes and other assets                         328,000                396,000
	  Prepaid expenses                                               891,000                724,000
								----------------       ----------------
		      Total current assets                            37,778,000             38,364,000


  Property and equipment, net                                         17,386,000             16,936,000

  Other assets                                                           871,000                938,000
  Deferred income taxes                                                  732,000                724,000
								----------------       ----------------
								$     56,767,000       $     56,962,000
								================       ================


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
	  Accounts payable                                      $     17,579,000       $     16,311,000
	  Accrued compensation                                           905,000              1,618,000
	  Accrued liabilities                                          4,531,000              5,558,000
								----------------       ----------------
		      Total current liabilities                       23,015,000             23,487,000


  Other liabilities                                                    1,520,000              1,570,000

  Commitments and contingencies


  STOCKHOLDERS' EQUITY

	 Common stock, par value $.01; authorized, 20,000,000
	   shares; issued and outstanding 9,091,338 shares
	   at April 1, 2000 and January 1, 2000                           91,000                 91,000
	 Additional paid-in capital                                   19,564,000             19,564,000
	 Retained earnings                                            12,577,000             12,250,000
								----------------       ----------------
		      Total stockholders' equity                      32,232,000             31,905,000
								----------------       ----------------
								$     56,767,000       $     56,962,000
								================       ================




  The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.




				       CACHE, INC. AND SUBSIDIARIES
				   CONSOLIDATED STATEMENTS OF OPERATIONS
				       FOR THE THIRTEEN WEEKS ENDED
					       (Unaudited)


								     April 1,               April 3,
								       2000                   1999
								----------------       ----------------
 Net sales                                                      $     40,914,000       $     36,486,000
								----------------       ----------------


  Costs and expenses
      Cost of sales, including occupancy and buying costs             26,944,000             23,716,000
      Selling, general and administrative expenses                    13,495,000             11,549,000
								----------------       ----------------
								      40,439,000             35,265,000
								----------------       ----------------

  Operating income                                                       475,000              1,221,000
								----------------       ----------------
  Interest expense
     Related party                                                          ---                 (35,000)
								----------------       -----------------
									    ---                 (35,000)
								----------------       -----------------

  Interest income                                                         40,000                 89,000
								----------------       -----------------

  Income before income taxes                                             515,000              1,275,000

  Income tax provision                                                   188,000                523,000
								----------------       -----------------

  Net income                                                    $        327,000       $        752,000
								================       =================


  Basic and diluted earnings per share                                     $0.04                  $0.08
								       =========              ==========


  Weighted average shares outstanding                                  9,193,000              9,235,000
								       =========              ==========










  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


					  CACHE, INC. AND SUBSIDIARIES
				      CONSOLIDATED STATEMENTS OF CASH FLOWS
					  FOR THE THIRTEEN WEEKS ENDED
						   (Unaudited)

								     April 1,               April 3,
								       2000                   1999
								-----------------      -----------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  -------------------------------------
  Net income                                                    $        327,000       $        752,000
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
	Depreciation and amortization                                  1,172,000              1,032,000
	Reversal of future rent escalations                              (32,000)               (30,000)


 Change in assets and liabilities:
  Decrease (increase) in receivables                                     473,000               (529,000)
  Decrease in deferred income taxes                                       60,000                 65,000
  Decrease in notes receivable from related parties                       ---                    45,000
  Increase in inventories                                             (3,305,000)            (2,762,000)
  Increase in prepaid expenses                                          (167,000)               (22,000)
  Increase in accounts payable                                         1,268,000              4,018,000
  Decrease in income taxes payable                                        ---                  (320,000)
  Decrease in accrued liabilities and accrued compensation            (1,446,000)            (1,257,000)
								-----------------       ----------------
 Total changes in assets and liabilities                              (3,117,000)              (762,000)
								-----------------       ----------------

  Net cash provided by (used in) operating activities                 (1,650,000)               992,000
								-----------------       ----------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  -------------------------------------
     Payments for property and equipment                              (1,922,000)            (1,268,000)
								-----------------       -----------------

  Net cash used in investing activities                               (1,922,000)            (1,268,000)
								-----------------       -----------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  -------------------------------------
     Other, net                                                           55,000                (18,000)
								-----------------       -----------------

  Net cash provided by (used in) financing activities                     55,000                (18,000)
								-----------------       -----------------

  Net decrease in cash and equivalents                                (3,517,000)              (294,000)
  Cash and equivalents, at beginning of period                         9,848,000             13,720,000
								-----------------       -----------------
  Cash and equivalents, at end of period                        $      6,331,000        $    13,426,000
								=================       =================






  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

			   CACHE, INC.
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION
	---------------------

     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring to present fairly the financial position of the Company at April 1, 2000 and January 1, 2000, and the results of operations for the thirteen week periods ended April 1, 2000 and April 3, 1999 and consolidated statements of cash flows for the thirteen weeks then ended.

     Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended January 1, 2000. Certain amounts reflected in Fiscal 1999 financial statements have been reclassified to conform with the presentation of similar items in Fiscal 2000.

     Net income includes all sources of comprehensive income. There were no adjustments for foreign currency translation, unrealized gains(losses)on investments or deferred compensation expense incurred in Fiscal 2000 or Fiscal 1999 results.


2.      BASIC AND DILUTED EARNINGS
	--------------------------

     Basic and diluted earnings per share has been computed based on the weighted average number of shares of common stock outstanding for the thirteen weeks ended April 1, 2000 and April 3, 1999.

     The approximate number of shares used in the computations of basic and diluted earnings per share were 9,193,000 and 9,235,000, for the thirteen week periods ended April 1, 2000 and April 3, 1999, respectively.

3.      PROPERTY AND EQUIPMENT
	----------------------
				       April 1,         January 1,
					 2000             2000
				     -----------       -----------
     Leasehold improvements          $19,108,000       $18,347,000
     Furniture, fixtures and
       equipment                      22,256,000        21,407,000
				     -----------       -----------
				      41,364,000        39,754,000
     Less: accumulated depreciation
       and amortization               23,978,000        22,818,000
				     -----------       -----------

				     $17,386,000       $16,936,000
				     ===========       ===========


4.      ACCRUED LIABILITIES
	-------------------
				       April 1,         January 1,
					2000              2000
				     ----------        -----------
     Operating Expenses              $1,353,000        $1,694,000
     Taxes, other than income taxes   1,318,000         1,614,000
     Leasehold additions                135,000           447,000
     Other customer deposits          1,725,000         1,803,000
				    -----------        -----------
				     $4,531,000        $5,558,000
				    ===========        ===========

5.      BANK DEBT
	---------
     During August 1999, the Company reached an agreement with its bank to extend the maturity of the Amended Revolving Credit Facility until January 31, 2003. Pursuant to the newly Amended Revolving Credit Facility, $15,000,000 is available until expiration at January 31, 2003. The amounts outstanding thereunder bear interest at a maximum per annum rate equal to the bank's prime rate. The agreement contains selected financial and other covenants including covenants to maintain a minimum current ratio, a maximum debt to equity ratio, a maximum capital expenditure covenant and a minimum fixed charge coverage ratio. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables.

     There was no outstanding balance on the line of credit at April 1, 2000, and January 1, 2000. There were no borrowings in the Fiscal period ended April 1, 2000.

6.      INCOME TAXES
	------------

     The effective tax rates for Fiscal 2000 and 1999 are 36.5% and 41%, respectively. At April 1, 2000 and January 1, 2000, the Company's deferred tax assets were $976,000 and $960,000, respectively, also, there was no deferred tax liability. The major components of the Company's net deferred taxes at April 1, 2000 and January 1,2000 are as follows:

						      April 1,     January 1,
							2000          2000
						    ----------    -----------


Net operating loss carryforwards ("NOL'S).......    $   46,000    $   46,000
Deferred rent...................................       788,000       801,000
Other...........................................       142,000       113,000
						   -----------    -----------
						    $  976,000    $  960,000
						   ===========    ===========


7.      CONTINGENCIES
	-------------

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

     The Company's primary need for capital is to finance new store merchandise inventories, as well as the construction of new stores. During the thirteen weeks ended April 1, 2000, the Company used cash ($3,517,000), cash flow from non-cash depreciation expenses ($1,172,000) a decrease in receivables ($473,000), as well as increase in accounts payable ($1,268,000) to offset the cost of inventory purchases ($3,305,000), payment of accrued liabilities and compensation ($1,446,000), and to fund the Company's new store expansion and remodeling program ($1,922,000).

     The Company plans to open approximately ten to fifteen new stores during 2000. The Company opened two new Lillie Rubin stores in January and five new Lillie Rubin stores in March 2000, and closed one Lillie Rubin store in February 2000. The Company recently opened two new Cache Stores, one store in February 2000 and one store in April 2000. The additional new stores are expected to be opened during the summer and fall of 2000. After deducting construction allowances paid to the Company by its landlords, the Company has spent $1,922,000 through April 1, 2000 and expects to spend an additional two to three million dollars in 2000 for both new store and existing store construction and remodeling.

     Management believes that the Company's internally generated cash flows will be sufficient to meet anticipated requirements for operations and planned expansion during Fiscal 2000.


RESULTS OF OPERATIONS
---------------------

     For the thirteen weeks ended April 1, 2000, the benefit of higher net sales, including a 3% increase in comparative store sales, was more than offset by higher cost of sales due to higher occupancy costs, higher markdowns and increased selling, general and administrative expenses, resulting in a decrease in net income in Fiscal 2000, as compared to Fiscal 1999.

     Certain financial data concerning the Company's results of operations for the thirteen week periods ended April 1, 2000 and April 2, 2000, expressed as a percentage of net sales, are as follows:

				    Thirteen Weeks Ended
				    ---------------------
				     April 1,    April 3,
				      2000        2000
				    ---------   --------
Sales                                100.0%      100.0%
Cost of sales, including
 occupancy and buying expenses        65.9%       65.0%
Selling, general and
 administrative expenses              33.0%       31.7%
Income before taxes                    1.3%        3.5%
Income tax provision                   0.5%        1.4%
Net income                             0.8%        2.1%

Sales
------

     Net sales increased $4,428,000 or 12.1% during the thirteen week period ended April 1, 2000, as compared to the 1999 Fiscal period. The increase was primarily due to the greater number of stores open during the 1999 period, as well as an increase in comparable store sales (sales for stores open at least one year or more) which increased 3% during 2000, as compared to the 1999 Fiscal period.

Costs and expenses
------------------

     Cost of sales, which includes occupancy and buying costs, increased $3,228,000 or 13.6% for the thirteen weeks ended April 1, 2000 as compared to the similar 1999 Fiscal period. The increase in cost of sales was primarily due to the increase in sales and the related cost of merchandise for those sales, higher markdowns, as well as a $645,000 increase in occupancy expenses, as a result of the additional stores in operation during Fiscal 2000 as compared to Fiscal 1999. As a percentage of sales, cost of sales including occupancy and buying expenses, increased 0.9%, (65.9% as compared to 65.0%) for the thirteen weeks ended April 1, 2000 as compared to the 1999 Fiscal period, the increase was primarily due to the increase in occupancy and buying expenses, as well as an increase in markdowns.


Selling, general and administrative expenses
--------------------------------------------
     Selling, general and administrative expenses ("S,G&A")increased $1,946,000 or 16.8% during the thirteen weeks ended April 1, 2000 as compared to the 1999 Fiscal period. The increase was primarily due to the greater number of stores open in 2000 (approximately 15 more than fiscal 1999), and is reflected in greater payroll and payroll taxes ($1,319,000), credit card fees ($115,000), and depreciation ($140,000). As a percentage of sales, S,G & A expenses increased to 33.0% in Fiscal 2000 as compared to 31.7% in Fiscal 1999.


Interest expense
----------------

     Interest expense decreased from $35,000 in Fiscal 1999 to $0 in Fiscal 2000, due to the repayment of the related party notes.


Interest income
---------------

     Interest income decreased from $89,000 in Fiscal 1999 to $40,000 in Fiscal 2000, due to the reduction in available cash.


Income taxes
------------

The Company's effective tax rate is approximately 36.5%, for Fiscal 2000 as compared to 41.0% in Fiscal 1999.

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



				      CACHE, INC.
				      (Registrant)




May 12, 2000                    BY:  /s/ Thomas E. Reinckens
				    ----------------------------
					Thomas E. Reinckens
				    On behalf of Cache, Inc.
				    and in his capacity as
				    Executive Vice President and
				    Chief Financial Officer
				    (Principal Financial and
				    Principal Accounting Officer)





					  EXHIBIT 11.1
		 CALCULATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE

			     (In thousands except per share data)


									  THIRTEEN WEEKS ENDED
								--------------------------------------
								     April 1,             April 3,
								       2000                 1999
								---------------     -----------------
  EARNINGS PER SHARE
  Net Income Applicable to Common Stockholders                  $     327,000       $        752,000
								===============     =================

  BASIC EARNINGS PER SHARE
  Weighted Average Number of
      Common Shares Outstanding                                     9,091,000              9,091,000
								===============     =================

  Basic Earnings Per Share                                              $0.04                  $0.08
								===============     =================


  DILUTED EARNINGS PER SHARE
  Weighted Average Number of
      Common Shares Outstanding                                     9,091,000              9,091,000

  Assuming Conversion of
       Outstanding Stock Options                                      550,000                476,000

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method                                  (448,000)              (332,000)
								 --------------      -----------------

  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                                                   9,193,000              9,235,000
								 ==============      =================

  Diluted Earnings Per Share                                            $0.04                  $0.08
								 ==============      =================





						13


