Form 10-Q
period 2000-07-01
CACHE INC
filed 2000-08-14
CIK 350199

FORM 10-Q

		SECURITIES AND EXCHANGE COMMISSION
		   Washington, D.C.  20549
(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
		  SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended July 1, 2000

				   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		   SECURITIES EXCHANGE ACT OF 1934

For the transition period from............... to ...............
Commission File Number: 0-10345

			    CACHE, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its Charter)

	  Florida                          59-1588181
 ------------------------------  -------------------------------
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

			  YES [ X ]     NO [ ]



	     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,091,338
--------------------------       ------------------------------
Class of Stock Outstanding       Outstanding at August 14, 2000

			  CACHE, INC. AND SUBSIDIARIES
				   INDEX




							      PAGE

CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS, JULY 1, 2000
	  AND JANUARY 1, 2000                                    3


INCOME STATEMENTS
   TWENTY-SIX WEEKS ENDED JULY 1, 2000
	  AND JULY 3, 1999                                       4
   THIRTEEN WEEKS ENDED JULY 1, 2000
	  AND JULY 3, 1999                                       5


STATEMENTS OF CASH FLOWS
   TWENTY-SIX WEEKS ENDED JULY 1, 2000
	  AND JULY 3, 1999                                       6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            7-9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                          9-12


OTHER INFORMATION:
   EXHIBIT AND REPORTS ON FORM 8-K                              12
   SIGNATURE                                                    13
   EXHIBIT 11.1 - CALCULATION OF BASIC AND DILUTED
		  EARNINGS PER SHARE                            14




				    CACHE, INC. AND SUBSIDIARIES
				    CONSOLIDATED BALANCE SHEETS
					    (Unaudited)

								       July 1,         January 1,
  ASSETS                                                               2000              2000
								  ------------       ------------
  Current assets:
	  Cash and cash equivalents                               $  3,715,000       $  9,848,000
	  Receivables                                                1,641,000          2,747,000
	  Notes receivable from related parties                        250,000            250,000
	  Inventories                                               25,549,000         24,399,000
	  Deferred income taxes and other assets                       777,000            396,000
	  Prepaid expenses                                             976,000            724,000
								  ------------       ------------
				Total current assets                32,908,000         38,364,000


  Property and equipment, net                                       17,069,000         16,936,000

  Other assets                                                         856,000            938,000
  Deferred income taxes                                                800,000            724,000
								  ------------       ------------
								  $ 51,633,000       $ 56,962,000
								  ============       ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
	 Accounts payable                                         $ 11,135,000       $ 16,311,000
	 Accrued compensation                                        1,467,000          1,618,000
	 Accrued liabilities                                         4,360,000          5,558,000
								  ------------       ------------
			   Total current liabilities                16,962,000         23,487,000


  Other liabilities                                                  1,465,000          1,570,000

  Commitments and contingencies


  STOCKHOLDERS' EQUITY

	 Common stock, par value $.01; authorized, 20,000,000
	   shares; issued and outstanding 9,091,338 shares
	   at July 1, 2000 and  January 1, 2000                         91,000             91,000
	 Additional paid-in capital                                 19,564,000         19,564,000
	 Retained earnings                                          13,551,000         12,250,000
								 -------------      -------------
				Total stockholders' equity          33,206,000         31,905,000
								 -------------      -------------
								 $  51,633,000      $  56,962,000
								 =============      =============


  The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.




				CACHE, INC. AND SUBSIDIARIES
			       CONSOLIDATED INCOME STATEMENTS
			       FOR THE TWENTY-SIX WEEKS ENDED
					 (Unaudited)

								     July 1,            July 3,
									2000              1999
								  -------------      --------------
  Net sales                                                       $ 84,738,000       $  76,514,000
								  -------------      --------------
  Costs and expenses
      Cost of sales, including occupancy and buying costs           55,410,000          49,217,000
      Selling, general and administrative expenses                  27,362,000          23,675,000
								  -------------      --------------
								    82,772,000          72,892,000
								  -------------      --------------
  Operating income                                                   1,966,000           3,622,000
								  -------------      --------------
  Interest expense
     Related party                                                      ---                (70,000)
     Other interest                                                    (22,000)              ---
								  -------------      --------------
								       (22,000)            (70,000)
								  -------------      --------------

  Interest income                                                      105,000             196,000
								  -------------      --------------
  Income before income taxes                                         2,049,000           3,748,000

  Income tax provision                                                 748,000           1,537,000
								  -------------      --------------

  Net income                                                      $  1,301,000       $   2,211,000
								  =============      ==============



  Basic and diluted earnings per share                                   $0.14               $0.24
								  =============      ==============





  Weighted average shares outstanding                                9,154,000           9,258,000
								  =============      ==============










  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

							  4



						   CACHE, INC. AND SUBSIDIARIES
						  CONSOLIDATED INCOME STATEMENTS
						   FOR THE THIRTEEN WEEKS ENDED
							     (Unaudited)

								       July 1,          July 3,
									2000             1999
								  -------------      -------------
  Net sales                                                       $ 43,824,000       $ 40,028,000
								  -------------      -------------
  Costs and expenses
      Cost of sales, including occupancy and buying costs           28,466,000         25,501,000
      Selling, general and administrative expenses                  13,867,000         12,126,000
								  -------------      -------------
								    42,333,000         37,627,000
								  -------------      -------------

  Operating income                                                   1,491,000          2,401,000
								  -------------      --------------
  Interest expense
     Related party                                                      ---               (35,000)
     Other interest                                                    (22,000)              ---
								  -------------      --------------
								       (22,000)           (35,000)
								  -------------      --------------

  Interest income                                                       65,000            107,000
								  -------------      --------------

  Income before income taxes                                         1,534,000          2,473,000

  Income tax provision                                                 560,000          1,014,000
								  -------------      --------------

  Net income                                                      $    974,000       $  1,459,000
								  =============      ==============



  Basic and diluted earnings per share                                   $0.11              $0.16
								  =============      ==============





  Weighted average shares outstanding                                9,150,000          9,266,000
								  =============      ==============











  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






				       CACHE, INC. AND SUBSIDIARIES
				   CONSOLIDATED STATEMENTS OF CASH FLOWS
				       FOR THE TWENTY-SIX WEEKS ENDED
						(Unaudited)
								 July 1,            July 3,
								  2000               1999
							      ------------      -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  -------------------------------------
  Net income                                                  $ 1,301,000       $ 2,211,000
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
	Depreciation and amortization                           2,393,000         2,139,000
	Reversal of future rent escalations                       (87,000)          (52,000)

  Change in assets and liabilities:
  Decrease in receivables                                       1,106,000            267,000
  Decrease in notes receivable from related parties                 ---               45,000
  Increase in deferred income taxes                              (457,000)           (26,000)
  Increase in inventories                                      (1,150,000)        (1,767,000)
  Decrease  (increase) in prepaid expenses                       (252,000)            36,000
  Decrease in accounts payable                                 (5,176,000)        (3,026,000)
  Decrease in income taxes payable                                 ---              (303,000)
  Decrease in accrued liabilities and accrued compensation     (1,037,000)          (471,000)
							      ------------        -----------

     Total changes in assets and liabilities                   (6,966,000)        (5,245,000)
							      ------------        -----------
  Net cash used in operating activities                        (3,359,000)          (947,000)
							      ------------        -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  -------------------------------------
     Payments for property and equipment                       (2,830,000)        (2,940,000)
							      ------------        -----------
  Net cash used in investing activities                        (2,830,000)        (2,940,000)
							      ------------        -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  -------------------------------------
     Other, net                                                    56,000           (102,000)
							      ------------        -----------
  Net cash used in financing activities                            56,000           (102,000)
							      ------------        -----------

  Net decrease in cash and cash equivalents                    (6,133,000)        (3,989,000)
  Cash and cash equivalents, at beginning of period             9,848,000         13,720,000
							      ------------       ------------
  Cash and cash equivalents, at end of period                 $ 3,715,000        $ 9,731,000
							      ============       ============








  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



			   CACHE, INC.
	CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    BASIS OF PRESENTATION
      ---------------------
     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring to present fairly the financial position of the Company at July 1, 2000(Fiscal 2000)and January 1, 2000 (Fiscal 1999), and the results of operations for the twenty-six and thirteen week periods ended July 1, 2000 and the consolidated statements of cash flows for the twenty-six weeks then ended.

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


2.   BASIC AND DILUTED EARNINGS
     --------------------------
     Basic and diluted earnings per share has been computed based on the weighted average number of shares of common stock outstanding for the twenty-six and thirteen weeks ended July 1, 2000 and July 3, 1999.

     The approximate number of shares used in the computations of basic and diluted earnings per share were 9,154,000 and 9,258,000, for the twenty-six week periods and 9,150,000 and 9,266,000 for the thirteen week periods ended July 1, 2000 and July 3, 1999, respectively.

3.    PROPERTY AND EQUIPMENT
      ----------------------
					July 1,         January 1,
					 2000             2000
				     -----------       -----------
     Leasehold improvements          $19,104,000       $18,347,000
     Furniture, fixtures and
       equipment                      23,048,000        21,407,000
				     -----------       -----------
				      42,152,000        39,754,000
     Less: accumulated depreciation
       and amortization               25,083,000        22,818,000
				     -----------       -----------
				     $17,069,000       $16,936,000
				     ===========       ===========


4.   ACCRUED LIABILITIES
     -------------------
					July 1,         January 1,
					 2000             2000
				     ----------        -----------
     Operating Expenses              $1,647,000        $1,694,000
     Taxes, other than income taxes     940,000         1,614,000
     Leasehold additions                117,000           447,000
     Other customer deposits          1,656,000         1,803,000
				     ----------        -----------
				     $4,360,000        $5,558,000
				     ==========        ===========

5.   BANK DEBT
     ---------
     During July 1999, the Company reached an agreement with its bank to extend the maturity of the Amended Revolving Credit Facility until January 31, 2003. Pursuant to the Amended Revolving Credit Facility $15,000,000 is available until expiration at January 31, 2003. The amounts outstanding thereunder bear interest at a maximum per annum rate up to the bank's prime rate. The agreement contains selected financial and other covenants including covenants to maintain a minimum current ratio, a maximum debt to equity ratio, a maximum capital expenditure covenant and a minimum fixed charge coverage ratio. The amended agreement now permits the payment of dividends on the Company's common stock. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables.
     There was no outstanding balance on the line of credit at July 1, 2000, and January 1, 2000. There were no borrowings in the Fiscal period ended July 1, 2000.

6.   INCOME TAXES
     ------------
     The effective tax rates for Fiscal 2000 and 1999 are 36.5% and 41%, respectively. At July 1, 2000 and January 1, 2000, the Company's deferred tax assets were $982,000 and $960,000, respectively, also, there was no deferred tax liability. The major components of the Company's net deferred taxes at July 1, 2000 and January 1, 2000 are as follows:


						    July 1,      January 1,
						     2000          2000
						  ---------     -----------
Net operating loss carryforwards ("NOL'S).....    $  46,000     $  46,000
Deferred rent..................................     765,000       801,000
Other..........................................     171,000       113,000
						  ---------     -----------
						  $ 982,000     $ 960,000
						  =========     ===========

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     The Company's primary need for capital is to finance new store merchandise inventories, as well as the construction of new stores and the renovation of existing stores. During the twenty-six weeks ended July 1, 2000, the Company used cash ($6,133,000),a reduction in receivables ($1,106,000), and cash flow from non-cash depreciation expenses ($2,393,000) to repay accounts payable ($5,176,000),to fund inventory purchases ($1,150,000)and to fund the Company's store expansion and remodeling program ($2,830,000). The Company had no bank borrowings during Fiscal 2000 and Fiscal 1999.

     The Company plans to open approximately fifteen new stores during 2000. The Company has opened seven new Lillie Rubin stores in the first half of Fiscal 2000, and expects to open one additional store during the second half of 2000. The Company also opened two new Cache stores in the first half of Fiscal 2000, and expects to open approximately six or seven additional Cache stores during the second half of Fiscal 2000. After deducting construction allowances paid to the Company by its landlords, the Company has spent approximately $2,830,000 through July 1, 2000 and expects to spend between one and two million additional dollars during the second half of Fiscal 2000, for both new store and existing store construction and remodeling. The Company closed two stores in the first half of Fiscal 2000, the closures had no material impact on earnings.

     Management believes that the Company's internally generated cash flows will be sufficient to meet anticipated requirements for operations and planned expansion during Fiscal 2000.


RESULTS OF OPERATIONS
---------------------

     Certain financial data concerning the Company's results of operations for the twenty-six and thirteen week periods ended July 1, 2000 and July 3, 1999, expressed as a percentage of net sales, are as follows:


			       Twenty-six Weeks Ended    Thirteen Weeks Ended
			       -----------------------   ---------------------
				 July 1,     July 3,       July 1,    July 3,
				  2000       1999           2000       1999
				 -------     -------       -------    -------
Sales                            100.0%      100.0%        100.0%      100.0%
Cost of sales, including
occupancy and buying expenses     65.4%       64.3%         65.0%       63.7%
Selling, general and
administrative expenses           32.3%       30.9%         31.6%       30.3%
Income before taxes                2.4%        4.9%          3.5%        6.2%
Income tax provision               0.9%        2.0%          1.3%        2.5%
Net income                         1.5%        2.9%          2.2%        3.6%




Sales
-----
     Net sales increased $8,224,000 or 10.8% and $3,796,000 or 9.5%, respectively, during the twenty-six and thirteen week periods ended July 1, 2000, versus the comparable periods in Fiscal 1999. The increases were primarily due to the greater number of stores open during the Fiscal 2000 period, as well as an increase in comparable store sales during the Fiscal 2000 periods. Comparable store sales increased 2.1% and 1.4%, respectively, for the twenty-six and thirteen week periods in Fiscal 2000, as compared to the comparable periods in Fiscal 1999.

Costs and expenses
------------------

     Cost of sales, including occupancy and buying costs, increased $6,193,000 or 12.6% for the twenty-six weeks ended July 1, 2000, versus the similar period in Fiscal 1999. The increase was primarily due to the increase in sales and the related cost of merchandise for those sales, as well as a $1,266,000 increase in occupancy expenses, primarily due to the additional stores in operation during the Fiscal 2000 versus Fiscal 1999. As a percentage of sales, cost of sales, including the occupancy expenses, increased 1.1%, (65.4% versus 64.3%) for the twenty-six week period ended July 1, 2000, versus the comparable period in Fiscal 1999. The increase was primarily due to higher markdowns taken in Fiscal 2000, as compared to Fiscal 1999.

     Cost of sales, including occupancy and buying costs, increased $2,965,000 or 11.6% for the thirteen weeks ended July 1, 2000, versus the similar Fiscal 1999 period. The increase was primarily due to the increase in sales and the related cost of the merchandise for those sales, and a $621,000 increase in occupancy, due to the additional stores in operation during Fiscal 2000 versus Fiscal 1999. As a percentage of sales, cost of sales, including occupancy and buying expenses, increased 1.3% (65.0% versus 63.7%) for the thirteen weeks ended July 1, 2000, versus the comparable period in Fiscal 1999. The increase was primarily due to higher markdowns in dollars, and as a percent of sales, as compared to the Fiscal 1999 period.


Selling, general and administrative expenses
--------------------------------------------
     Selling, general and administrative expenses ("S,G&A") increased $3,687,000 or 15.6% during the twenty-six week period ended July 1, 2000 versus the comparable period in Fiscal 1999. The increase was primarily due to the greater number of stores open in Fiscal 2000 as compared to Fiscal 1999. The increase in several expense categories was due to greater payroll and payroll taxes ($2,166,000), credit card fees ($224,000), depreciation ($252,000) and licenses and taxes ($180,000), and advertising expense($211,000). As a percentage of sales, these expenses increased 1.3% (32.3% versus 30.9%) for the twenty-six weeks ended July 1, 2000 versus the similar Fiscal 1999 period. The increase was primarily driven by the greater number of stores open during the Fiscal 2000 period.


     Selling, general and administrative expenses increased $1,741,000 or 14.4% during the thirteen weeks ended July 1, 2000, versus the comparable period in Fiscal 1999. The increase was primarily due to the greater number of stores open in Fiscal 2000, as compared to Fiscal 1999. The increase in certain expense categories was primarily due to greater payroll and payroll taxes ($917,000), licenses and taxes($92,000) and depreciation ($113,000). As a percentage of sales, these expenses increased 1.3% (31.6% versus 30.3%) for the thirteen weeks ended July 1, 2000 versus the similar Fiscal 1999 period. The increase was due primarily to the effect of higher payroll and payroll taxes, which was primarily driven by the greater number of stores open during the Fiscal 2000 period.

Interest expense
----------------
     Interest expense decreased $48,000 and $13,000, respectively, for the twenty-six and thirteen week periods ended July 1, 2000, due to the repayment of the related party notes.


Interest income
---------------
     Interest and other income decreased from $196,000 to $105,000 for the twenty-six week period, as well as decreasing from $107,000 to $65,000 for the thirteen week period. The decreases were primarily due to lower average cash balances after the repayment of the related party notes.

Income taxes
------------
     The Company's effective tax rate is approximately 36.5% for Fiscal 2000, as compared to 41% in Fiscal 1999.






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



				      CACHE, INC.
				      (Registrant)





August 14, 2000                BY:   /s/ Thomas E. Reinckens
				    ------------------------
					 Thomas E. Reinckens
				    On behalf of Cache, Inc.
				    and in his capacity as
				    Executive Vice President and
				    Chief Financial Officer
				    (Principal Financial and
				    Principal Accounting Officer)



						 EXHIBIT 11.1
			    CALCULATION OF BASIC AND DILUTED EARNINGS PER SHARE
					     (In thousands except per share data)

					       TWENTY-SIX                          THIRTEEN
					       WEEKS ENDED                        WEEKS ENDED
				     ------------------------------      -----------------------------
					July 1,          July 3,            July 1,          July 3,
					 2000             1999               2000              1999
				     ------------------------------      -----------------------------
  EARNINGS
  --------
  Net Income Applicable
       to Common Stockholders        $ 1,301,000       $ 2,211,000       $   974,000     $  1,459,000
				     ==============================      =============================

  BASIC EARNINGS PER SHARE
  -------------------------
  Weighted Average Number of
      Common Shares Outstanding        9,091,000         9,091,000         9,091,000        9,091,000
				     ==============================      =============================

  Basic Earnings Per Share                 $0.14             $0.24             $0.11            $0.16
				     ==============================      =============================

  DILUTED EARNINGS PER SHARE
  --------------------------
  Weighted Average Number of
      Common Shares Outstanding        9,091,000         9,091,000         9,091,000        9,091,000

  Assuming Conversion of
       Outstanding Stock Options         550,000           600,000           550,000          600,000

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method     (487,000)         (433,000)         (491,000)        (425,000)
				     ------------------------------      -----------------------------
  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                      9,154,000         9,258,000         9,150,000        9,266,000
				     ==============================      =============================

  Diluted Earnings Per Share               $0.14             $0.24             $0.11            $0.16
				     ==============================      =============================










