Form 10-Q
period 2000-09-30
CACHE INC
filed 2000-11-13
CIK 350199

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2000

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


                             ------
---------------------------------------------------------------------------
(Former name, address and former Fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X     NO
                             -----     -----


             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,091,338
--------------------------      --------------------------------
Class of Stock Outstanding      Outstanding at November 13, 2000

                 CACHE, INC. AND SUBSIDIARIES
                             INDEX




                                                             PAGE

CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS, SEPTEMBER 30, 2000
          AND JANUARY 1, 2000                                   3


INCOME STATEMENTS
   THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000
          AND OCTOBER 2, 1999                                   4
   THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000
          AND OCTOBER 2, 1999                                   5


STATEMENTS OF CASH FLOWS
   THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000
          AND OCTOBER 2, 1999                                   6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          7-9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                       9-12


OTHER INFORMATION:
   EXHIBIT AND REPORTS ON FORM 8-K                             12
   SIGNATURE                                                   13
   EXHIBIT 11.1 - CALCULATION OF BASIC AND DILUTED
                  EARNINGS PER SHARE                           14


                                      CACHE, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)

                                                               September 30,         January 1,
                                                                   2000                 2000
                                                             ---------------      ---------------
  ASSETS
  Current assets:
          Cash and cash equivalents                          $      957,000       $    9,848,000
          Receivables                                             2,293,000            2,747,000
          Notes receivable from related parties                     250,000              250,000
          Inventories                                            29,438,000           24,399,000
          Prepaid income taxes and other assets                   1,732,000              396,000
          Prepaid expenses                                          622,000              724,000
                                                             ---------------      ---------------
                Total current assets                             35,292,000           38,364,000



  Property and equipment, net                                    16,974,000           16,936,000

  Other assets                                                      879,000              938,000
  Deferred income taxes                                             693,000              724,000
                                                             ---------------      ---------------
                                                             $   53,838,000       $   56,962,000
                                                             ===============      ===============


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
          Accounts payable                                   $   14,929,000       $   16,311,000
          Accrued compensation                                      747,000            1,618,000
          Accrued liabilities                                     4,769,000            5,558,000
                                                             ---------------      ---------------
                Total current liabilities                        20,445,000           23,487,000
                                                             ---------------      ---------------


  Other liabilities                                               1,423,000            1,570,000

  Commitments and contingencies


  STOCKHOLDERS' EQUITY

         Common stock, par value $.01; authorized, 20,000,000
           shares; issued and outstanding 9,091,338 shares
           at September 30, 2000 and January 1, 2000                 91,000               91,000
         Additional paid-in capital                              19,564,000           19,564,000
         Retained earnings                                       12,315,000           12,250,000
                                                             ---------------      ---------------
                Total stockholders' equity                       31,970,000           31,905,000
                                                             ---------------      ---------------
                                                             $   53,838,000       $   56,962,000
                                                             ===============      ===============



  The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                      CACHE, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                     FOR THE THIRTY-NINE WEEKS ENDED
                                               (Unaudited)


                                                               September 30,         October 2,
                                                                   2000                 1999
                                                             ---------------      --------------
  Net sales                                                  $  122,726,000       $  110,790,000
                                                             ---------------      --------------
  Costs and expenses
      Cost of sales, including occupancy and buying costs        81,436,000           72,464,000
      Selling, general and administrative expenses               41,286,000           35,968,000
                                                             ---------------      --------------
                                                                122,722,000          108,432,000
                                                             ---------------      --------------

  Income from operations                                              4,000            2,358,000

  Other income (expense) :
     Interest expense - related party                                ---                (105,000)
     Interest expense - other                                       (27,000)              ---
     Interest income                                                126,000              262,000
     Other                                                           ---                 (50,000)
                                                             ---------------      --------------

  Income before income taxes                                        103,000            2,465,000

  Income tax provision                                               38,000            1,010,000
                                                             ---------------      --------------

  Net income                                                 $       65,000       $    1,455,000
                                                             ===============      ==============




  Basic and diluted earnings per share                                $0.01                $0.16
                                                             ===============      ==============





  Weighted average shares outstanding                             9,136,000            9,321,000
                                                             ===============      ==============






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                         CACHE, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                         FOR THE THIRTEEN WEEKS ENDED
                                                 (Unaudited)


                                                               September 30,         October 2,
                                                                   2000                 1999
                                                             ---------------      --------------
  Net sales                                                  $   37,988,000       $   34,276,000
                                                             ---------------      --------------

  Costs and expenses
      Cost of sales, including occupancy and buying costs        26,026,000           23,247,000
      Selling, general and administrative expenses               13,924,000           12,293,000
                                                             ---------------      --------------
                                                                 39,950,000           35,540,000
                                                             ---------------      --------------

  Loss from operations                                           (1,962,000)          (1,264,000)

  Other income (expense) :
     Interest expense - related party                                ---                 (35,000)
     Interest expense - other                                        (5,000)              ---
     Interest income                                                 21,000               66,000
     Other                                                           ---                 (50,000)
                                                             ---------------      --------------

  Loss before income tax benefit                                 (1,946,000)          (1,283,000)

  Income tax benefit                                               (710,000)            (527,000)
                                                             ---------------      --------------

  Net loss                                                   $   (1,236,000)      $     (756,000)
                                                             ===============      ==============



  Basic loss per share                                               ($0.14)              ($0.08)
                                                             ===============      ==============





  Weighted average shares outstanding                             9,091,000            9,091,000
                                                             ===============      ==============






  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                           CACHE, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE THIRTY-NINE WEEKS ENDED
                                                   (Unaudited)


                                                               September 30,         October 2,
                                                                   2000                 1999
                                                             ---------------      --------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  -------------------------------------
  Net income                                                 $       65,000       $    1,455,000
      provided by (used in) operating activities:
        Depreciation and amortization                             3,580,000            3,272,000
        Reversal of future rent escalations                        (123,000)             (72,000)

  Change in assets and liabilities:
  ---------------------------------
  Decrease (increase) in receivables                                454,000             (505,000)
  Decrease in notes receivable from related parties                  ---                  45,000
  Increase in inventories                                        (5,039,000)          (6,120,000)
  Increase in prepaid income taxes and other assets              (1,305,000)            (662,000)
  Decrease (increase) in prepaid expenses                           102,000              (67,000)
  Decrease in income taxes payable                                   ---                (943,000)
  Increase (decrease) in accounts payable                        (1,382,000)           2,264,000
  Decrease in accrued liabilities and accrued compensation       (1,360,000)          (1,097,000)
                                                             ---------------      --------------

     Total changes in assets and liabilities                     (8,530,000)          (7,085,000)
                                                             ---------------      --------------

  Net cash used in operating activities                          (5,008,000)          (2,430,000)
                                                             ---------------      --------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  -------------------------------------

     Payments for property and equipment                         (3,903,000)          (4,796,000)
     Disposal of property and equipment                             ---                   54,000
                                                             ---------------      --------------

  Net cash used in investing activities                          (3,903,000)          (4,742,000)
                                                             ---------------      --------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  -------------------------------------

     Long-term bank debt additional borrowings                    4,100,000               ---
     Long-term bank debt principal repayments                    (4,100,000)              ---
     Other, net                                                      20,000             (100,000)
                                                             ---------------      --------------

  Net cash provided by (used in) financing activities                20,000             (100,000)
                                                             ---------------      --------------

  Net decrease in cash and cash equivalents                      (8,891,000)          (7,272,000)
  Cash and cash equivalents, at beginning of period               9,848,000           13,720,000
                                                             ---------------      --------------
  Cash and cash equivalents, at end of period                $      957,000       $    6,448,000
                                                             ===============      ==============



  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 CACHE, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring to present fairly the financial position of the Company at September 30, 2000(Fiscal 2000) and January 1, 2000 (Fiscal 1999), and the results of operations for the thirty-nine and thirteen week periods ended September 30, 2000 and the consolidated statements of cash flows for the thirty-nine weeks then ended.

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


2.   BASIC AND DILUTED EARNINGS
     --------------------------

     Basic and diluted earnings per share has been computed based on the weighted average number of shares of common stock outstanding for the thirty-nine and thirteen weeks ended September 30, 2000 and October 2, 1999.

     The approximate number of shares used in the computations of basic and diluted earnings per share were 9,136,000 and 9,321,000, for the thirty-nine week periods and 9,091,000 and 9,091,000 for the thirteen week periods ended September 30, 2000 and October 2, 1999, respectively.

3.   PROPERTY AND EQUIPMENT
     ----------------------
                                     September 30,      January 1,
                                         2000              2000
                                     ------------      -----------

     Leasehold improvements          $19,394,000       $18,347,000
     Furniture, fixtures and
       equipment                      23,837,000        21,407,000
                                     ------------      -----------
                                      43,231,000        39,754,000
     Less: accumulated depreciation
       and amortization               26,257,000        22,818,000
                                     ------------      -----------

                                     $16,974,000       $16,936,000
                                     ============      ===========


4.   ACCRUED LIABILITIES
     -------------------
                                     September 30,      January 1,
                                         2000              2000
                                     -------------      -----------

     Operating Expenses                $1,943,000       $1,694,000
     Taxes, other than income taxes     1,109,000        1,614,000
     Leasehold additions                  123,000          447,000
     Other customer deposits            1,594,000        1,803,000
                                     ------------       ----------

                                       $4,769,000       $5,558,000
                                     ============       ==========




5.   BANK DEBT
     ---------

       During July 1999, the Company reached an agreement with its bank to extend the maturity of the Amended Revolving Credit Facility until January 31, 2003. Pursuant to the Amended Revolving Credit Facility $15,000,000 is available until expiration at January 31, 2003. The amounts outstanding thereunder bear interest at a maximum per annum rate up to the bank's prime rate. The agreement contains selected financial and other covenants including covenants to maintain a minimum current ratio, a maximum debt to equity ratio, a maximum capital expenditure covenant and a minimum fixed charge coverage ratio. The amended agreement now permits the payment of dividends on the Company's common stock. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables.
     There was no outstanding balance on the line of credit at September 30, 2000, and January 1, 2000. The Company is currently in compliance with all loan covenants.

6.   INCOME TAXES
     ------------

     The effective tax rates for Fiscal 2000 and 1999 are 36.5% and 41%, respectively. At September 30, 2000 and January 1, 2000, the Company's deferred tax assets were $962,000 and $960,000, respectively, also, there was no deferred tax liability. The major components of the Company's net deferred taxes at September 30, 2000 and January 1, 2000 are as follows:


                                               September 30,     January 1,
                                                   2000             2000
                                               -------------     ----------
Net operating loss carryforwards ("NOL'S)..... $      54,000     $   46,000
Deferred rent ................................       750,000        801,000
Other.........................................       158,000        113,000
                                               -------------     ----------
                                               $     962,000     $  960,000
                                               =============     ==========


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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary need for capital is to finance new store merchandise inventories, as well as the construction of new stores and the renovation of existing stores. During the thirty-nine weeks ended September 30, 2000, the Company used cash ($8,891,000), a reduction in receivables ($454,000), and cash flow from non-cash depreciation expenses ($3,580,000) to repay accounts payable ($1,382,000), to fund inventory purchases ($5,039,000), to fund the Company's store expansion and remodeling program ($3,903,000), as well as to pay accrued liabilities ($1,360,000) and pay income tax payments ($1,305,000).

     The Company plans to open approximately sixteen new stores during 2000. The Company has opened seven new Lillie Rubin stores in Fiscal 2000, and expects to open one additional store during the fourth quarter of 2000. The Company also opened five new Cache stores in Fiscal 2000, and expects to open approximately three additional Cache stores during the fourth quarter of Fiscal 2000. After deducting construction allowances paid to the Company by its landlords, the Company has spent approximately $3,903,000 through September 30, 2000 and expects to spend approximately $1,500,000 additional dollars during the fourth quarter of Fiscal 2000, for both new store and existing store construction and remodeling. The Company closed two stores in the first half of Fiscal 2000, the closures had no material impact on earnings.


     Management believes that the Company's internally generated cash flows will be sufficient to meet anticipated requirements for operations and planned expansion during Fiscal 2000.


RESULTS OF OPERATIONS
---------------------

     Certain financial data concerning the Company's results of operations for the thirty-nine and thirteen week periods ended September 30, 2000 and October 2, 1999, expressed as a percentage of net sales, are as follows:


                              Thirty-Nine Weeks Ended   Thirteen Weeks Ended
                              -----------------------   ---------------------
                               Sept. 30,      Oct. 2,    Sept. 30,    Oct. 2,
                                 2000          1999        2000        1999
                              ----------     --------   ----------    -------
Sales                            100.0%        100.0%      100.0%      100.0%
Cost of sales, including
occupancy and buying expenses     66.4%         65.4%       68.5%       67.8%
Selling, general and
administrative expenses           33.6%         32.5%       36.7%       35.9%
Income (loss) before taxes         0.1%          2.2%       (5.1%)      (3.7%)
Income tax provision (benefit)     0.0%          0.9%       (1.9%)      (1.5%)
Net income (loss)                  0.1%          1.3%       (3.2%)      (2.2%)



Sales
-----

     Net sales increased $11,936,000 or 10.8% and $3,712,000 or 10.8%
respectively, during the thirty-nine and thirteen week periods ended September 30, 2000, versus the comparable periods in Fiscal 1999. The increases were primarily due to the greater number of stores open during the Fiscal 2000 period, as well as an increase in comparable store sales during the Fiscal 2000 periods. Comparable store sales increased 2.9% and 4.7%, respectively, for the thirty-nine and thirteen week periods in Fiscal 2000, as compared to the comparable periods in Fiscal 1999.

Costs and expenses
------------------

     Cost of sales, including occupancy and buying costs, increased $8,972,000 or 12.4% for the thirty-nine weeks ended September 30, 2000, versus the similar period in Fiscal 1999. The increase was primarily due to the increase in sales and the related cost of merchandise for those sales, as well as a $1,807,000 increase in occupancy expenses, primarily due to the additional stores in operation during the Fiscal 2000 versus Fiscal 1999. As a percentage of sales, cost of sales, including the occupancy expenses, increased 1.0%, (66.4% versus 65.4%) for the thirty-nine week period ended September 30, 2000, versus the comparable period in Fiscal 1999. The increase was primarily due to higher markdowns taken in Fiscal 2000, as compared to Fiscal 1999.

     Cost of sales, including occupancy and buying costs, increased $2,779,000 or 12.0% for the thirteen weeks ended September 30, 2000, versus the similar Fiscal 1999 period. The increase was primarily due to the increase in sales and the related cost of the merchandise for those sales, and a $541,000 increase in occupancy, due to the additional stores in operation during Fiscal 2000 versus Fiscal 1999. As a percentage of sales, cost of sales, including occupancy and buying expenses, increased 0.7% (68.5% versus 67.8%) for the thirteen weeks ended September 30, 2000, versus the comparable period in Fiscal 1999. The increase was primarily due to higher markdowns in dollars, and as a percent of sales, as compared to the Fiscal 1999 period.


Selling, general and administrative expenses
--------------------------------------------

     Selling, general and administrative expenses ("S,G&A") increased $5,318,000 or 14.8% during the thirty-nine week period ended September 30, 2000 versus the comparable period in Fiscal 1999. The increase was primarily due to the greater number of stores open in Fiscal 2000 as compared to Fiscal 1999. The increase in several expense categories was primarily due to greater payroll and payroll taxes ($3,107,000), insurance ($441,000), credit card fees ($277,000), depreciation ($307,000), licenses and taxes ($252,000), and advertising expense ($308,000). As a percentage of sales, these expenses increased 1.1% (33.6% versus 32.5%) for the thirty-nine weeks ended September 30, 2000 versus the similar Fiscal 1999 period. The increase was primarily due to the effect of higher payroll and payroll taxes, which were primarily driven by the greater number of stores open during the Fiscal 2000 period.

     Selling, general and administrative expenses increased $1,631,000 or 13.3% during the thirteen weeks ended September 30, 2000, versus the comparable period in Fiscal 1999. The increase was primarily due to the greater number of stores open in Fiscal 2000, as compared to Fiscal 1999. The increase in certain expense categories was primarily due to greater payroll and payroll taxes ($941,000),insurance ($143,000), licenses and taxes($72,000) and depreciation ($55,000). As a percentage of sales, these expenses increased 0.8% (36.7% versus 35.9%) for the thirteen weeks ended September 30, 2000 versus the similar Fiscal 1999 period. The increase was due primarily to the effect of higher payroll and payroll taxes, as stated above.

Interest expense
----------------

     Interest expense decreased $78,000 and $30,000, respectively, for the thirty-nine and thirteen week periods ended September 30, 2000, due to the repayment of the related party notes.


Interest income
---------------

     Interest income decreased from $262,000 to $126,000 for the thirty-nine week period, as well as decreasing from $66,000 to $21,000 for the thirteen week period. The decreases were primarily due to lower average cash balances after the repayment of related party notes.


Income taxes
------------

     The Company's effective tax rate is approximately 36.5% for Fiscal 2000, as compared to 41% in Fiscal 1999.






PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

          NONE

(b)  Reports on Form 8-K

          NONE

                                 Signatures
                                 ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                     CACHE, INC.
                                     (Registrant)







November 13, 2000                BY: /s/ Thomas E. Reinckens
                                     -----------------------
                                         Thomas E. Reinckens
                                         President and Chief
                                         Operating Officer
                                        (Principal Financial
                                         Officer)







November 13, 2000                BY: /s/ Victor J. Coster
                                     --------------------
                                         Victor J. Coster
                                         Controller
                                        (Principal Accounting
                                         Officer)


                                     EXHIBIT 11.1
            CALCULATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE

                          (In thousands except per share data)

                                                       THIRTY- NINE                         THIRTEEN
                                                        WEEKS ENDED                        WEEKS ENDED
                                                -----------------------------       ------------------------------
                                                 September 30,  October 2,          September 30,     October 2,
                                                     2000          1999                 2000            1999
                                                -----------------------------       ------------------------------
  EARNINGS
  --------
  Net Income (Loss) Applicable
       to Common Stockholders                   $     65,000    $   1,455,000       $  (1,236,000)    $  (756,000)
                                                =============================       ==============================

  BASIC EARNINGS PER SHARE
  ------------------------
  Weighted Average Number of
      Common Shares Outstanding                    9,091,000        9,091,000            9,091,000      9,091,000
                                                =============================       ==============================

  Basic Earnings Per Share                             $0.01            $0.16               ($0.14)        ($0.08)
                                                =============================       ==============================


  DILUTED EARNINGS PER SHARE
  --------------------------
  Weighted Average Number of
      Common Shares Outstanding                    9,091,000        9,091,000            9,091,000      9,091,000

  Assuming Conversion of
      Outstanding Stock Options                      550,000          600,000               ---            ---

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method                 (505,000)        (370,000)              ---            ---
                                                -----------------------------       -----------------------------

  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                                  9,136,000        9,321,000            9,091,000      9,091,000
                                                =============================       =============================

  Diluted Earnings Per Share                           $0.01            $0.16               ($0.14)        ($0.08)
                                                =============================       =============================





                                                        14