Form 10-K405
period 2000-12-30
CACHE INC
filed 2001-03-30
CIK 350199

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-K
(Mark One)
  X   Annual Report pursuant to Section 13 or 15 (d) of the Securities
----- Exchange Act of 1934 (No fee required)
For the fiscal year ended                        December 30, 2000
                                    or

      Transition Report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934 (No fee required)

                       Commission file number 0-10345
                                              -------

                                   Cache, Inc.
---------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          Florida                                      59-1588181
-----------------------------------     -----------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization

            1460 Broadway, New York, New York           10036
---------------------------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:   (212) 575-3200

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $.01 par value
---------------------------------------------------------------------------
                               (Title of Class)

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

As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price in the NASDAQ National Market) was approximately $11.8 million.

As of February 28, 2001, 9,091,338 common shares were outstanding.


                   DOCUMENTS INCORPORATED BY REFERENCE

Certain information included in the Registrant's Proxy Statement to be filed in connection with its 2001 Annual Meeting of Stockholders has been incorporated by reference into Part III (Items 10, 11, 12, and 13) of this report on Form 10-K.

                                 CACHE, INC.

                          FORM 10-K ANNUAL REPORT

                             DECEMBER 30, 2000

                             TABLE OF CONTENTS



                                                                       Page


                                   PART I
                                   ------

Item 1.     Business..............................................      1
Item 2.     Properties............................................      9
Item 3.     Legal Proceedings.....................................      9
Item 4.     Submission of Matters to a Vote of Security
            Holders...............................................     10


                                  PART II
                                  -------

Item 5.     Market for the Registrant's Common Stock and
            Related Stockholder Matters...........................     10
Item 6.     Selected Financial Data...............................     10
Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........     13
Item 8.     Financial Statements and Supplementary Data...........     18
Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure................     18

                                PART III
                                --------

Item 10.    Directors and Executive Officers of the Registrant....     18
Item 11.    Executive Compensation................................     18
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management........................................     18
Item 13.    Certain Relationships and Related Transactions........     18

                                 PART IV
                                 -------

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K...........................................     18

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

GENERAL
-------

     Cache, Inc. (together with its subsidiaries, the "Company") is a specialty retailer which operates stores and an on-line e-commerce web-site (www.cache.com), which sells women's apparel and accessories under the trade names Cache and Lillie Rubin. As of February 28, 2001, the Company operated 215 stores. The Company operates using two formats:

          CACHE. Founded in 1975, Cache stores specialize in the sale of fashion women's apparel (including dresses and sportswear), as well as accessories, in the better to expensive price range, focusing on social occasion dressing from informal get-togethers to formal black-tie affairs. At February 28, 2001, the Company operated 190 Cache stores.
     The Company plans to add approximately ten new Cache stores in Fiscal
     2001.

          LILLIE RUBIN. The Company acquired the leases of 12 Lillie Rubin stores in August 1998, as well as certain assets including all Lillie Rubin trademarks and copyrights. Lillie Rubin offers sophisticated high fashion women's apparel (primarily dresses) and accessories, in the better to expensive price range, focusing on special occasion dressing.
     In January 2000, the Company acquired the leases of seven additional stores. The Company also opened 6 additional new stores during the fall of Fiscal 2000. At February 28, 2001, the Company operated 25
     Lillie Rubin stores.  The Company will open approximately five new
     Lillie Rubin stores in Fiscal 2001.

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

     The following table sets forth the percentage of net sales by merchandise classification;

                                   Fiscal         Fiscal         Fiscal
Merchandise Classification          2000           1999           1998
--------------------------         ------         ------         ------

Sportswear                          63.7%          62.7%          63.4%
Dresses                             28.0%          29.3%          27.7%
Accessories                          8.3%           8.0%           8.9%
                                   ------         ------         ------
                                   100.0%         100.0%         100.0%
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

     During Fiscal 2000 and 1999 the Company purchased merchandise from more than 500 suppliers located in North America, Europe and Asia. In Fiscal 2000, the Company purchased approximately 99% of the merchandise sold from domestic vendors and approximately 1% from foreign vendors. At the present time, the Company does not anticipate purchasing more than 10% of the merchandise from foreign vendors in 2001. The Company's importing operations are subject to the contingencies generally associated with foreign operations, including fluctuations in currency values, customs duty increases and quota limitations. These importing contingencies have not had nor are expected to have a material impact on the Company's operating results.


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

STORE LOCATION AND EXPANSION
----------------------------

     As of February 28, 2001, the Company operated 215 stores located in 39
states, as well as Puerto Rico and the District of Columbia.   The following
table sets forth the stores that were open as of such date and the states in which such stores are located.

     Cache stores:

     Alabama        3     Louisiana        4    Oklahoma         2
     Arkansas       1     Maryland         5    Oregon           2
     Arizona        3     Massachusetts    6    Pennsylvania     6
     California    19     Michigan         5    Rhode Island     2
     Colorado       1     Minnesota        1    South Carolina   3
     Connecticut    3     Mississippi      1    Tennessee        5
     Delaware       1     Missouri         1    Texas           15
     Florida       26     Nebraska         1    Virgina          6
     Georgia        5     Nevada           6    Washington       3
     Hawaii         2     New Jersey      11    West Virginia    1
     Illinois       6     New Mexico       1    Wisconsin        1
     Indiana        2     New York        11    Washington, D.C. 1
     Kansas         2     North Carolina   5    Puerto Rico      1
     Kentucky       2     Ohio             8
                                                Totals         190
                                                               ===

     Lillie Rubin stores:

     Alabama        1     Louisiana        1    North Carolina   1
     Arizona        1     Michigan         1    Ohio             1
     Colorado       1     Missouri         1    Pennsylvania     1
     Florida        8     Nevada           1    Tennessee        1
     Georgia        2     New Jersey       1    Texas            3

                                                Totals          25
                                                                ==


     The Company opened eight new Lillie Rubin stores and eight new Cache stores in 2000. The Company expects to open approximately ten Cache stores and approximately five Lillie Rubin stores during 2001. The Company continually reviews locations for possible new stores. Store locations are selected on the basis of several factors, including selection of a dominant fashion mall or malls within a specific geographic area, demographics, principal and "anchor" stores in the mall, location of the store within the mall, the types of other specialty stores located in the mall and terms of the lease. The following table presents information reflecting store openings and closings over the last five years:

            Stores     Stores        Stores       Stores
            Open at    Opened        Closed       Open at
            Beg.of     During        During       End of               Total
   Fiscal   Fiscal   Fiscal Year   Fiscal Year  Fiscal Year            Square
    Year     Year    Cache  L.R.   Cache L.R.   Cache L.R.   Totals   Footage
   ------   -------  ----- -----   ----- -----  ----- -----  ------   -------

   1996      152      14     -       5    -      161    -     161     334,000
   1997      161       8     -       -    -      169    -     169     351,000
   1998      169       4    12       1    -      172   12     184     390,000
   1999      184      13     6       2    -      183   18     201     424,000
   2000      201       8     8       1    1      190   25     215     448,000


     During 2000, the Company remodeled three stores. The Company expects to continue remodeling selected stores during 2001. Most store remodels take from four to six weeks to complete, but rarely require closing the store. The Company spent approximately $861,000 in Fiscal 2000 to remodel three stores. The Company spent $1,224,000 (5 stores) and $170,000
(2 stores) on remodeling, in Fiscal 1999 and 1998, respectively. The Company closed two stores in 2000, two stores in 1999 and one store in 1998. None of the store closings had a material effect on the Company's financial statements.

     The Company currently has 448,000 square feet of store space as of February 28, 2001, including 24,000 square feet of store space added during Fiscal 2000. The Company also added 34,000 and 39,000 square feet of store space in Fiscal 1999 and 1998, respectively. During Fiscal 2001, the Company expects to open approximately ten new Cache stores, as well as approximately five new Lillie Rubin stores, which would add approximately 20,000 square feet of store space, bringing total store square footage to approximately 468,000 square feet. See "Management's Discussion and Analysis - Liquidity and Capital Resources" for a discussion of the restrictions on capital expenditures in the Company's Revolving Credit Agreement.

     Stores generally range in size from approximately 900 to 3,900 square feet, with the typical store averaging approximately 2,000 square feet.
The typical store front is 20 to 30 feet in width.   Store hours are
generally determined by the mall in which the store is located. Most stores are open seven days and six nights a week, except major holidays.

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


STORE OPERATIONS
----------------

     Control over store operations is the responsibility of the Executive Vice President of Store Operations, who is assisted by three Regional Vice Presidents and 22 District Managers. A typical store is staffed by a manager, co-manager, an assistant manager and a number of full and part-time sales personnel. Special emphasis is placed on the recruitment of fashion-conscious and career-oriented sales personnel. The Company trains the majority of new store managers in designated training stores. The Company trains most new store sales personnel on the job, stressing the Company's concept of fashion and responsiveness to customer needs. Store personnel are provided centralized guidance on merchandising presentation including regular updates on fashion trends in the coming seasons.

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


ADVERTISING AND PROMOTION
-------------------------

     The Company's primary advertising tools are advertisements in print media, including In Style and Vogue, two national high fashion magazines. The Company spent $799,000, $517,000 and $429,000 on advertising in Fiscal 2000, 1999 and 1998, respectively.


EMPLOYEE RELATIONS
------------------

     As of February 28, 2001, the Company had approximately 1,800 employees, of whom 950 were full-time employees and 850 were part-time employees. None of these employees are represented by a labor union. The Company considers its employee relations to be satisfactory.


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

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

The Company's executive officers are as follows:

Name                 Age      Position
----------------     ---      ------------------------------------

Brian Woolf          52       Chairman of the Board/
                              Chief Executive Officer and Director

Thomas Reinckens     47       President/
                              Chief Operating Officer and Director

Roy Smith            62       Executive Vice President/
                              Director of Store Operations and Director

Mae Soo Hoo          46       Executive Vice President/General
                              Merchandise Manager and Director


     The Company's executive officers hold office until the first meeting of the Board of Directors following the next annual election of directors and until their respective successors are duly elected and qualified.

     Brian Woolf joined the Company on October 4, 2000 as Chairman of the Board of Directors and Chief Executive Officer. Mr. Woolf held the position of Executive Vice President and General Merchandise Manager at the Limited, prior to coming to the Company.

     Roy Smith joined the Company on December 30, 1986 as Vice
President/Director of Store Operations and was appointed Executive Vice President in October 1990. He was appointed to the Board of Directors on February 27, 1993.

     Thomas Reinckens joined the Company in February 1987 as Controller, and was appointed Vice President/Chief Financial Officer on November 30, 1989. He was appointed to the Board of Directors on February 27, 1993.
Mr. Reinckens was appointed Executive Vice President on September 13, 1995. He was appointed President and Chief Operating Officer on October 4, 2000.

     Mae Soo Hoo joined the Company in February 1987 as a Vice President of Merchandising. She was appointed to the Board of Directors on September 13, 1995 and was also appointed Executive Vice President/General Merchandise Manager on that date. She was appointed Executive Vice President/General Merchandise Manager of Lillie Rubin on October 4, 2000.

ITEM 2. PROPERTIES

     All but a few of the Company's 215 stores are located in shopping malls. Existing stores contain from approximately 900 to 3,900 square feet, with the typical store averaging 2,000 square feet. The Company conducts all of its retail operations in leased facilities. Rental terms usually include a fixed minimum rent plus a percentage rent based on sales in excess of a specified amount. In addition, there is generally a charge incurred for one or more of the following: common area maintenance, utility consumption, promotional activities and/or advertising, insurance and real estate taxes. The leases expire at various dates through 2012. The Company renegotiated lease terms on nineteen stores in 2000, twelve leases of which were due to expire in 2001. The Company has several leases which contain fixed escalation clauses which are reflected in the financial statements over the life of each lease.

     For further information with respect to leased facilities, see Item 1, "Stores", Note 8 of the Notes to Consolidated Financial Statements and the tables below.

     The following table shows the number of leases for stores in operation as of February 28, 2001, which expire during the periods indicated.


                                             Number of Leases Expiring
                                             -------------------------
                                                     Lillie
                Fiscal Years Ending          Cache   Rubin   Totals
                -------------------          -----   ------  ------

                Present - 2003.....            46     11        57
                2004 - 2006........            88      5        93
                2007 - 2009........            30      1        31
                2010 - 2012........            26      8        34
                                             -----   ------  ------
                                              190     25       215
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 30, 2000.




                                 PART II
                                 -------


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

    (a) The principal market in which the Company's Common Stock is being traded is the NASDAQ National Market System. The stock symbol is CACH. The price range of the high and low bid information for the Company's Common Stock during 2000 and 1999, by fiscal quarters, are as follows:



                          Fiscal 2000              Fiscal 1999
                         -------------            -------------
Fiscal Period            High      Low            High      Low
-------------          ------     ------        ------     ------

First Quarter          $ 6.75     $ 3.56        $ 9.00     $ 4.38

Second Quarter         $ 5.38     $ 3.31        $11.00     $ 5.50

Third Quarter          $ 4.63     $ 2.66        $ 7.75     $ 2.88

Fourth Quarter         $ 3.25     $ 1.72        $ 7.00     $ 3.06



     Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

    (b) As of February 28, 2001, there were approximately 600 holders of record of the Company's Common Stock.

    (c) The Company has not declared any cash dividends during the past three years with respect to its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6.   SELECTED FINANCIAL DATA

     The following Selected Consolidated Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

                                                                       CACHE, INC. AND SUBSIDIARIES
                                                                    STORE DATA AND OPERATING RESULTS

                                                                            FISCAL YEAR ENDED     (1)
                                                     ---------------------------------------------------------------------
                                                     December 30,    JANUARY 1,   JANUARY 2,   DECEMBER 27,   DECEMBER 28,
                                                        2000            2000       1999  (1)       1997           1996
                                                     ---------------------------------------------------------------------
                                                               (in thousands, except store and per share data) (2)

STORE DATA:
---------------------------------------

   # OPEN AT END OF PERIOD                                 215           201          184            169           161

   # OPEN AT BEGINNING OF PERIOD                           201           184          169            161           152

   # OPENED DURING PERIOD                                   16            19           16              8            14

   # CLOSED DURING PERIOD                                    2             2            1             --             5

    AVERAGE SALES PER SQUARE  FOOT (3)                    $409          $400         $403           $397          $401

    COMPARABLE STORE SALES INCREASE (4)                      3%            5%           2%             1%          FLAT

OPERATING RESULTS:
---------------------------------------

    NET SALES                                         $176,470      $161,373     $146,831       $135,791      $128,986
                                                     ---------------------------------------------------------------------
    GROSS INCOME                                        59,022        56,228       51,572         46,599        43,301

    STORE OPERATING, GENERAL AND
        ADMINISTRATIVE EXPENSES                         57,309        50,021       44,975         42,417        39,778
                                                     ---------------------------------------------------------------------
    OPERATING INCOME                                     1,713         6,207        6,597          4,182         3,523

    OTHER INCOME (PRIMARILY INTEREST)                       64           286          227             42             7
    INTEREST EXPENSE                                       (40)         (134)        (154)          (214)         (383)
                                                     ---------------------------------------------------------------------

    INCOME BEFORE INCOME TAXES                           1,737         6,359        6,670          4,010         3,147

    INCOME TAX PROVISION                                   634         2,350        2,735          1,645         1,181
                                                     ---------------------------------------------------------------------
    NET INCOME                                          $1,103        $4,009       $3,935         $2,365        $1,966
                                                     =====================================================================


EARNINGS  PER  SHARE:
---------------------------------------

    BASIC EARNINGS PER SHARE                             $0.12         $0.44        $0.43          $0.26         $0.22

    DILUTED EARNINGS PER SHARE                           $0.12         $0.43        $0.43          $0.26         $0.22

    DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (2)      9,224         9,305        9,170          9,103         9,107




FOOTNOTES
---------

(1) - Results for the Fiscal year ended January 2, 1999 include 53 weeks. Results for all other periods presented include 52 weeks.

(2) - Weighted average shares for the Fiscal years ended December 30, 2000, January 1, 2000, January 2, December 27,1997, and December 28, 1996, include 133: 214; 79: 12; and 16 shares, respective the potential exercise of outstanding stock options that were outstanding and exercisable in Fiscal 2000, 1999, 1998, 1997, and 1996, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share".

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


                                                          CACHE, INC. AND SUBSIDIARIES
                                                                  BALANCE SHEET DATA
                                                                 FISCAL YEAR ENDED

                                        --------------------------------------------------------------------
                                        DECEMBER 30,   JANUARY 1,   JANUARY 2,   DECEMBER 27,   DECEMBER 28,
                                           2000           2000         1999          1997           1996
                                        --------------------------------------------------------------------
                                                     (in thousands, except ratios and per share)

         CURRENT ASSETS                    $36,828       $38,364      $35,273       $26,682        $23,110


         CURRENT LIABILITIES                20,663        23,487       19,899        15,700         14,906


         WORKING CAPITAL                    16,165        14,877       15,374        10,982          8,204


         TOTAL ASSETS                       55,051        56,962       51,558        43,508         40,610


         TOTAL LONG-TERM DEBT                 ---           ---         2,000         2,000          2,000


         STOCKHOLDERS' EQUITY               33,008        31,905       27,896        23,961         21,596


         RATIO OF CURRENT ASSETS TO
             CURRENT LIABILITIES            1.78:1        1.63:1       1.77:1        1.70:1         1.55:1


         INVENTORY TURNOVER RATIO           4.84:1        4.86:1       5.13:1        4.92:1         5.07:1

         CAPITAL EXPENDITURES                4,852         6,354        3,266         3,418          3,427

         DEPRECIATION AND AMORTIZATION       4,891         4,602        4,136         3,898          3,503

         DEBT TO EQUITY RATIO                   --            --        .07:1         .08:1          .09:1


         BOOK VALUE PER SHARE                $3.63         $3.51        $3.07         $2.64          $2.38







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


Liquidity and Capital Resources
-------------------------------

     The Company has generally funded, through internally generated cash flows, new store merchandise inventories, as well as the construction of new stores. During Fiscal 2000, 1999 and 1998, the Company expended approximately $4,852,000, $6,354,000 and $3,266,000 respectively, for new store construction, store renovation and equipment additions. During Fiscal 2000, the Company generated $1,699,000 in cash from operating activities. The Fiscal 2000 expansion included expenditures of approximately $2,925,000 for eight new Lillie Rubin stores and eight new Cache stores, $861,000 for remodeling four existing Cache and Lillie Rubin stores and $1,066,000 primarily for store equipment and fixture additions. The Company expects to open approximately ten new Cache stores in 2001, and approximately five new Lillie Rubin stores. The Company estimates that the total capital expenditures for new stores to be opened in Fiscal 2001 and remodeling of certain existing stores will be approximately $4,500,000.
The Company also estimates that the average cost for initial store inventory investment at new stores ranges between $70,000 and $110,000 per store depending upon the store size and when it is opened. The capital expenditure amounts include estimated expenditures for leasehold improvements and fixtures, after landlord allowances.


     At December 30, 2000, the Company had $6,748,000 in cash and equivalents. Cash equivalents consist primarily of short term commercial paper and money market funds. Accounts payable decreased by $3,995,000,due to lower inventory levels at year end Fiscal 2000. Prepaid income taxes increased $709,000 due to the payment of estimated taxes. Accrued liabilities and compensation increased $1,462,000, primarily due to accrued expenses payable at year end. Receivables increased $517,000 primarily due to an increase in receivables at year end for the construction of new stores and notes receivable from related parties increased by $465,000 due to short term loans to two executive officers.

     During July 1999, the Company reached an agreement with its Bank to extend the maturity of the Amended Revolving Credit Facility until January 31, 2003. The Company's current Amended Revolving Credit Facility may be used for either working capital or for letters of credit. Pursuant to the Amended Revolving Credit Facility, $15,000,000 is available until expiration at January 31, 2003. The amounts outstanding thereunder bear interest at a maximum per annum rate equal to the bank's prime interest rate. The agreement contains selected covenants including covenants to maintain a minimum current ratio, a maximum debt to equity ratio, a maximum capital expenditure covenant and a minimum fixed charge coverage ratio. Effective upon the occurrence of an "event of default" under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. At December 30, 2000 and at January 1, 2000, there was no amount outstanding on the line; in addition, the Company had no letters of credit outstanding pursuant to the Revolving Credit Facility.

     Management believes that the Company's internally generated cash flows will be sufficient to meet anticipated requirements for operations and planned expansion during 2001.



Results of Operations
---------------------

     Results for Fiscal 1999 and 2000 include fifty-two weeks.  Results for
the Fiscal 1998 ended January 2, 1999, include fifty-three weeks.   The
impact of the additional week's sales in Fiscal 1998 was no greater than approximately 2% of sales when compared to Fiscal 1999 and Fiscal 2000. To a lesser degree, operating expenses also increased in Fiscal 1998 due to the additional week. While it is worth noting the additional week's sales in Fiscal 1998, the Company believes there was no material effect on net income due to the additional week in Fiscal 1998, as compared to Fiscal 1999 and Fiscal 2000.

     For the fifty-two weeks ended December 30, 2000, three major factors contributed to the reduction in pre-tax income as compared to Fiscal 1999: the increase in markdowns in dollars and as a percent of sales, together with the increase in the number of new stores (16) opened in Fiscal 2000 and an increase in the size of the headquarters buying staff. Comparable store sales (sales for stores open at least one year or more), increased 3% in Fiscal 2000, increased 5% in Fiscal 1999, and increased 2% in Fiscal 1998.

     Over the last several years, the Company has experienced and expects to continue to experience quarterly fluctuations in net sales and net income. The Company typically experiences higher net sales and net income in the second and fourth quarters than in the first and third quarters.
The Company's quarterly results of operations may also fluctuate as a result of a variety of factors, including the timing of new store openings and the net sales contributed by new stores, merchandise mix and the timing and level of markdowns. See Note 11 to the Company's consolidated financial statements on page I-17, which sets forth certain unaudited results of operations for the Company's eight fiscal quarters ended December 30, 2000.

     Certain financial data for Fiscal years 2000, 1999 and 1998 expressed as a percentage of net sales are as follows:


                                   As a Percentage of Net Sales
                                   ----------------------------
                                    Fiscal    Fiscal    Fiscal
                                     2000      1999      1998
                                   -------    ------    ------
Net sales                           100.0%    100.0%    100.0%
Gross income                         33.4%     34.8%     35.1%
Store operating expenses             26.8%     26.1%     25.8%
General and administrative            5.6%      4.9%      4.8%
Net income                            0.6%      2.5%      2.7%


NET SALES. Net sales in Fiscal 2000 (52 weeks) increased to $176.5 million from $161.4 million in Fiscal 1999 (52 weeks), an increase of $15.1 million, or 9.4%. The increase in sales was partially due to sales generated by the Company's 16 new stores, also due to the full year sales impact for the 19 stores which were opened in 1999, and finally, a comparable store sales increase of 3% in Fiscal 1999.

     Net sales in Fiscal 1999 (52 weeks) increased $14.6 million or 9.9% to $161.4 million from $146.8 million (53 weeks) in Fiscal 1998. The increase in sales was due to comparable store sales increase of 5% in Fiscal 1999, as well as an increase in sales due to the 19 new stores opened in Fiscal 1999.

GROSS INCOME. Gross income in Fiscal 2000 increased $2.8 million as compared to Fiscal 1999. The $2.8 million increase in gross income was directly related to higher sales in 2000 and was partially offset by an increase in occupancy expenses of $2.3 million in Fiscal 2000, primarily due to the new stores opened during 2000 and 1999. Gross income in Fiscal 2000 as a percentage of net sales decreased by 1.4% from Fiscal 1999 (33.4% versus 34.8%). The decrease was due primarily to higher markdowns and was partially offset by higher initial mark-up on Fiscal 2000 inventory purchases.

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


STORE OPERATING EXPENSES. In Fiscal 2000, store operating expenses increased by $5.3 million from Fiscal 1999 amounts. The increase was primarily due to higher salaries, bonuses and commissions ($2.8 million), a direct result of the increase in sales and new stores opened during 2000, and increases in bank credit card processing fees ($433,000), depreciation ($288,000), insurance ($486,000), payroll taxes ($324,000)and licenses and taxes ($318,000). During Fiscal 2000, the Company opened 16 stores which had the effect of adding, on average, 9.1 stores in operation as compared to 1999, a 5.5% increase. As a percentage of sales, store operating expenses increased 0.7% in 2000 versus 1999 (26.8% versus 26.1%).


      Store operating expenses in Fiscal 1999 increased $4.1 million (10.9%) from Fiscal 1998 amounts. The increase was due principally to higher salaries, bonuses and commissions ($2.7 million), primarily due to the increase in the average number of stores open in Fiscal 1999 versus 1998. During Fiscal 1999, the Company had an average of 16.4 additional stores in operation as compared to 1998, a 9.4% increase. Other store operating expenses that increased in Fiscal 1999 included depreciation ($424,000), licenses and taxes ($229,000), credit card fees ($223,000), advertising ($132,000), payroll taxes ($159,000)and insurance ($129,000). As a percentage of sales, total store operating expenses increased 0.3% in Fiscal 1999, as compared to 1998, (26.1% versus 25.8%).


GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $2.0 million (24.6%) in Fiscal 2000 over Fiscal 1999. The increase was primarily due to higher payroll and payroll taxes ($903,000), advertising ($135,000), and travel ($102,000), and professional fee expenses rose by $831,000, primarily due to costs associated with the company's claim of trademark infringement by a third party.

      General and administrative expenses increased $914,000 (12.9%) in Fiscal 1999 over 1998 results. The increase was primarily due to higher payroll and related expenses ($771,000), principally due to new additions in merchandising and field store support staff. As a percentage of sales, general and administrative expenses increased slightly to 4.9% from 4.8%, as compared to Fiscal 1998.

INTEREST EXPENSE. Interest expense decreased from $134,000 in Fiscal 1999 to $40,000 in Fiscal 2000, as the Company reduced long-term debt.

     Interest expense decreased from $154,000 in Fiscal 1998 to $134,000 in Fiscal 1999. The decrease was primarily due to lower average borrowing levels during 1999.


INTEREST AND OTHER INCOME. Interest income decreased to $150,000 in Fiscal 2000 from $315,000 in Fiscal 1999. The decrease was primarily due to lower average cash on hand during Fiscal 2000 versus Fiscal 1999.

     Interest income increased to $315,000 in Fiscal 1999 from $227,000 in Fiscal 1998. The increase is primarily due to increased cash on hand during Fiscal 1999 versus Fiscal 1998.


INCOME TAXES. In Fiscal 2000, the Company provided $634,000 for income taxes, which consisted of $714,000 for federal income taxes and a benefit of ($80,000) for state income taxes. The effective tax rate in Fiscal 2000 was 36.5% and taxable income in Fiscal 2000 was approximately $1,830,000.

     In Fiscal 1999, the Company provided $2.4 million for income taxes, which consisted of $2.1 million for federal income taxes and $283,000 for state income taxes. The effective tax rate in Fiscal 1999 was 37.7% and taxable income in Fiscal 1999 was approximately $5.9 million.

     In Fiscal 1998, the Company provided $2.7 million for income taxes, which consisted of $2.0 million for federal income taxes and $673,000 for state income taxes. The effective tax rate in Fiscal 1998 was 41.0% and taxable income in Fiscal 1998 was approximately $6.0 million.



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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's unaudited selected quarterly financial data is incorporated herein by reference to Note 11 to the Company's consolidated financial statements on page I-17. The Company's consolidated financial statements and the report of independent public accountants are listed at
Item 14 of this Report and are included in this Form 10-K on pages I-1 through I-18.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                 PART III
                                 --------


     The information called for by Items 10, 11, 12, and 13 is incorporated herein by reference from the definitive proxy statement to be filed by the Company in connection with its 2001 Annual Meeting of Shareholders.



                                 PART IV
                                 -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


(a)  1.   The financial statements listed in the "INDEX TO THE CONSOLIDATED
          FINANCIAL STATEMENTS" on page I-2 are filed as a part of this report.


     2. Financial statement schedules are included on page I-18 or are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3. Exhibits (4)

            3.1 Articles of Incorporation of the Company and amendments thereto (2, Exhibit 3(i) thereof)

            3.2     Bylaws of the Company (1, Exhibit 2(b) thereof)

           10.1 Lease, dated May 13, 1993, between the Company, as Tenant, and Robert H. Arnow, as Landlord, for the Company's offices at 1460 Broadway, New York, New York (4, Exhibit 10.1 thereof)

           10.2 1993 Stock Option Plan of the Company (3, Exhibit A thereof) (9)

           10.3 1994 Stock Option Plan of the Company (5, Exhibit 10.3 thereof) (9)


           10.4 Form of Option Agreement relating to Options issued under the 1994 Stock Option Plan (5, Exhibit 10.4 thereof) (9)


           10.5 Second Amended and Restated Revolving Credit Agreement (the "Credit Agreement") dated as of August 26, 1996, between Fleet Bank, N.A. (successor in interest to National Westminster Bank, New Jersey) and the Company
                    (6)

           10.6 Security Agreement, dated as of August 26, 1996, between the Company and Fleet Bank, N.A. (6)

           10.7 Form of Promissory Note made by each of Roy Smith and Thomas Reinckens to the order of the Company, in an amount equal to $170,000 and $80,000, respectively, (5
                    Exhibit 10.14 thereof), (9)

           10.8 Amended and Restated Asset Purchase Agreement dated August 10, 1998 between Lillie Rubin Fashions, Inc. and the Company. (7)

           10.9 Master Amendment to Revolving Credit Agreement and Security Agreement, dated July 19, 1999. (8)

          10.10 Employment Agreement, dated September 28, 2000, between the Company and Brian Woolf

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

     (4) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

     (5) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (6) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     (7) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

     (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal year ended January 1, 2000.

     (9) Exhibits 10.2 through 10.4 and 10.10 are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K.

    (10) A Stockholder may obtain a copy of any of the exhibits included in the Annual Report on Form 10-K upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, by written request to CACHE, INC., at 1460 Broadway, 15th Floor, New York, New York 10036 Attention: Chief Financial Officer.

     (b)  Reports on Form 8-K

          None

                             Signatures
                             ----------

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 29, 2001              CACHE, INC.
                                  (Registrant)



     By /s/ Victor J. Coster        By /s/ Thomas E. Reinckens
     -----------------------------  ---------------------------
            VICTOR J. COSTER               THOMAS E. REINCKENS
            Controller                     President and on
           (Principal Accounting           behalf of Cache,Inc.
            Officer)                       and in his capacity
                                           as Chief Operating
                                           Officer (Principal
                                           Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                    Title                      Date
---------                    -----                      ----

/s/ Brian Woolf              Chairman of the Board;     March 29, 2001
-----------------------      Director
    BRIAN WOOLF             (Chief Executive Officer)

/s/ Thomas E. Reinckens      President, Director        March 29, 2001
-----------------------     (Chief Operating Officer)
    THOMAS E. REINCKENS

/s/ Roy C. Smith             Executive Vice President,  March 29, 2001
-----------------------      Director
    ROY C. SMITH

/s/ Mae Soo Hoo              Executive Vice President   March 29, 2001
-----------------------      Director
    MAE SOO HOO

/s/ Andrew M. Saul           Director                   March 29, 2001
-----------------------
    ANDREW M. SAUL

/s/ Joseph E. Saul           Director                   March 29, 2001
-----------------------
    JOSEPH E. SAUL

/s/ Morton J. Schrader       Director                   March 29, 2001
-----------------------
    MORTON J. SCHRADER

/s/ Mark E. Goldberg         Director                   March 29, 2001
-----------------------
    MARK E. GOLDBERG

                       CACHE, INC. AND SUBSIDIARIES


                    CONSOLIDATED FINANCIAL STATEMENTS


                  FISCAL YEARS ENDED DECEMBER 30, 2000,


                             JANUARY 1, 2000,


                                   AND


                             JANUARY 2, 1999

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

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders' of Cache, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Cache, Inc. (a Florida corporation) and subsidiaries as of December
30, 2000 and January 1, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years ended December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cache, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the results of its operations and its cash flows for each of the three fiscal years ended December 30, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.







New York, New York
January 30,2001                              /s/ Arthur Andersen LLP


                                         CACHE, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                     DECEMBER 30, 2000 AND JANUARY 1, 2000

     A S S E T S

                                                                       December 30,          January 1,
                                                                           2000                 2000
                                                                      -------------       --------------

     CURRENT ASSETS
             Cash and equivalents  (Note 1)                           $   6,748,000       $    9,848,000
             Receivables, net  (Note 2 )                                  3,258,000            2,741,000
             Notes receivable from related parties  (Note 6 )               721,000              256,000
             Inventories                                                 24,123,000           24,399,000
             Deferred income taxes and other assets (Note 9)              1,072,000              396,000
             Prepaid expenses                                               906,000              724,000
                                                                      -------------       --------------
                         Total Current Assets                            36,828,000           38,364,000


     PROPERTY AND EQUIPMENT, net   (Note 3)                              16,597,000           16,936,000

     OTHER ASSETS                                                           869,000              938,000
     DEFERRED INCOME TAXES (Note 9)                                         757,000              724,000
                                                                      -------------       --------------

                         Total Assets                                 $  55,051,000       $   56,962,000
                                                                      =============       ==============


     L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y


     CURRENT LIABILITIES
             Accounts payable                                         $  12,316,000       $   16,311,000
             Accrued compensation                                         1,979,000            1,618,000
             Accrued liabilities   (Note 4 )                              6,368,000            5,558,000
                                                                      -------------       --------------
                         Total Current Liabilities                       20,663,000           23,487,000
                                                                      -------------       --------------



     OTHER LIABILITIES   (Note 7 )                                        1,380,000            1,570,000

     COMMITMENTS AND CONTINGENCIES   (Note 8 )


     STOCKHOLDERS' EQUITY
            Common stock, par value $.01; authorized, 20,000,000
              shares; issued and outstanding 9,091,338 shares at
              December 30, 2000 and January 1, 2000 (Note 10)                91,000               91,000
            Additional paid-in capital                                   19,564,000           19,564,000
            Retained earnings                                            13,353,000           12,250,000
                                                                      -------------       --------------
                         Total Stockholders' Equity                      33,008,000           31,905,000
                                                                      -------------       --------------

                         Total Liabilities and Stockholders' Equity   $  55,051,000       $   56,962,000
                                                                      =============       ==============

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                 CACHE, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000, AND JANUARY 2, 1999

                                                                   Fifty-Two           Fifty-Two            Fifty-Three
                                                                  Weeks Ended         Weeks Ended           Weeks Ended
                                                                 DECEMBER 30,          JANUARY 1,           JANUARY 2,
                                                                     2000                 2000                 1999
                                                                -------------       --------------       ---------------
     NET SALES                                                  $ 176,470,000       $  161,373,000       $   146,831,000

     COST OF SALES, including occupancy and
         buying costs (Note 8)                                    117,448,000          105,145,000            95,259,000
                                                                -------------       --------------       ---------------

     GROSS INCOME                                                  59,022,000           56,228,000            51,572,000
                                                                -------------       --------------       ---------------
     EXPENSES

         Store operating                                           47,375,000           42,049,000            37,917,000
         General and administrative                                 9,934,000            7,972,000             7,058,000
         Interest                                                      40,000                ---                  14,000
         Interest to related party                                     ---                 134,000               140,000
                                                                -------------       --------------       ---------------
               TOTAL EXPENSES                                      57,349,000           50,155,000            45,129,000
                                                                -------------       --------------       ---------------

     OTHER INCOME
         Interest  income                                             150,000              315,000               227,000
         Miscellaneous                                                (86,000)             (29,000)               ---
                                                                -------------       --------------       ---------------
               TOTAL OTHER INCOME                                      64,000              286,000               227,000
                                                                -------------       --------------       ---------------


     INCOME BEFORE INCOME TAXES                                     1,737,000            6,359,000             6,670,000

     INCOME TAX PROVISION (NOTE 9)                                    634,000            2,350,000             2,735,000
                                                                -------------       --------------       ---------------

     NET INCOME                                                 $   1,103,000       $    4,009,000       $     3,935,000
                                                                =============       ==============       ===============




     BASIC EARNINGS PER SHARE                                           $0.12                $0.44                 $0.43
                                                                =============       ==============       ===============


     DILUTED EARNINGS PER SHARE                                         $0.12                $0.43                 $0.43
                                                                =============       ==============       ===============



     BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                      9,091,000            9,091,000             9,091,000
                                                                =============       ==============       ===============

     DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                    9,224,000            9,305,000             9,170,000
                                                                =============       ==============       ===============




















     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                         CACHE, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000, AND JANUARY 2, 1999


                                                       ADDITIONAL
                                          COMMON         PAID-IN          RETAINED
                                           STOCK         CAPITAL          EARNINGS            TOTAL
                                       -----------    -----------       -----------       -----------
     BALANCE DECEMBER 27, 1997         $    91,000    $19,564,000       $ 4,306,000       $23,961,000
     -------------------------

     Net Income                               ---           ---           3,935,000         3,935,000
                                       -----------    -----------       -----------       -----------
     BALANCE JANUARY 2, 1999                91,000     19,564,000         8,241,000        27,896,000
     -----------------------           -----------    -----------       -----------       -----------

     Net Income                               ---           ---           4,009,000         4,009,000
                                       -----------    -----------       -----------       -----------
     BALANCE JANUARY 1, 2000                91,000     19,564,000        12,250,000        31,905,000
     -----------------------           -----------    -----------       -----------       -----------

     Net Income                               ---           ---           1,103,000         1,103,000
                                       -----------    -----------       -----------       -----------
     BALANCE DECEMBER 30, 2000         $    91,000    $19,564,000       $13,353,000       $33,008,000
     -------------------------         ===========    ===========       ===========       ===========










































     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                         CACHE, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000, AND JANUARY 2, 1999



                                                                       DECEMBER 30,          JANUARY 1,           JANUARY 2,
                                                                           2000                 2000                 1999
                                                                      -------------       --------------       ---------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     -------------------------------------

     Net income                                                       $   1,103,000       $    4,009,000       $     3,935,000
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
           Depreciation and amortization                                  4,891,000            4,602,000             4,136,000
           (Increase) decrease in deferred taxes                           (709,000)            (182,000)               28,000
           Reversal of future rent escalations                             (165,000)             (88,000)              (38,000)

     Change in assets and liabilities:
          (Increase) decrease  in receivables                              (517,000)          (1,216,000)               48,000
          (Increase) decrease  in notes receivable from related parties    (465,000)              39,000               (45,000)
          Decrease (increase) in inventories                                276,000           (5,488,000)             (692,000)
          Increase  in prepaid expenses                                    (182,000)             (95,000)             (101,000)
          (Decrease) increase  in accounts payable                       (3,995,000)           3,133,000             2,441,000
          (Decrease) increase  in income taxes payable                       ---                (943,000)              584,000
          Increase in accrued liabilities and accrued compensation        1,462,000              846,000               797,000
                                                                      -------------       --------------       ---------------

             Net cash provided by operating activities                    1,699,000            4,617,000            11,093,000
                                                                     -------------       --------------       ---------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
     -------------------------------------

        Payments for property and equipment                              (4,852,000)          (6,354,000)           (2,162,000)
        Purchase of Lillie Rubin, net                                         ---                  ---              (1,104,000)
        Disposal of property and equipment                                   36,000               86,000                23,000
                                                                      -------------       --------------       ---------------

            Net cash used in investing activities                        (4,816,000)          (6,268,000)           (3,243,000)
                                                                      -------------       --------------       ---------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
     -------------------------------------

        Proceeds from long-term bank debt                                10,400,000            1,000,000             2,100,000
        Repayment  of long-term bank debt                               (10,400,000)          (1,000,000)           (2,100,000)
        Repayment  of notes payable to related party                          ---             (2,000,000)               ---
        Other, net                                                           17,000             (221,000)              (22,000)
                                                                      -------------       --------------       ---------------

             Net cash provided by (used in) financing activities             17,000           (2,221,000)              (22,000)
                                                                      -------------       --------------       ---------------


     Net (decrease) increase in cash and equivalents                     (3,100,000)          (3,872,000)            7,828,000
     Cash and equivalents, at beginning of period                         9,848,000           13,720,000             5,892,000
                                                                      -------------       --------------       ---------------

     Cash and equivalents, at end of period                           $   6,748,000       $    9,848,000       $    13,720,000
                                                                      =============       ==============       ===============





     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                       CACHE, INC. AND SUBSIDIARIES
                       ----------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
--------

     Cache, Inc. (together with its subsidiaries, the "Company") owns and operates two chains of women's apparel specialty stores, of which 190 stores are operated under the trade name "Cache". In addition, 25 stores are operated under the trade name "Lillie Rubin". The Company specializes in the sale of high fashion women's apparel and accessories in the better to expensive price range.

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

Fiscal Reporting Period
-----------------------

     The Company reports its annual results of operations based on fiscal periods comprised of 52 or 53 weeks, which is in accordance with industry practice. Results for fiscal 1998, include 53 weeks. Results for Fiscal 1999 and 2000 include 52 weeks.

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

Revenue Recognition
-------------------

     Revenue is recognized by the Company upon completion of a sale to the customer. An appropriate reserve for estimated sales returns is recorded based on historical experience and is reflected in accrued liabilities.

Deferred Rent
-------------

     Many of the Company's operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent.

Advertising costs
-----------------

     Costs associated with advertising are charged to expense when the advertising first takes place. The Company spent $799,000, $517,000 and $429,000 on advertising in Fiscal 2000, 1999 and 1998, respectively.

Pre-Opening Store Expenses
--------------------------

     Expenses associated with the opening of new stores are expensed as incurred.

Employee Benefit Plan
---------------------

     The Company's 401 (k) plan is for employees eligible to participate in the plan if they have been employed by the Company for one year, have reached age 21, and work at least 1,000 hours annually. Generally, employees can defer up to 18% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The employer can make a discretionary matching contribution for the employee. Employer contributions to the plan from Fiscal 2000, Fiscal 1999 and Fiscal 1998 were $154,447, $142,329 and $70,900, respectively.

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

Earnings per Share
------------------

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this standard, Basic EPS is computed on the weighted average number of shares actually outstanding during the year. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock options and warrants into common stock using the treasury stock method.

     The stock options issued on October 4, 2000, February 2, 1999, January 20, 1999, December 10, 1997 and October 28, 1995 were included in the computation of Diluted EPS and resulted in 133,000, 214,000 and 79,000 shares for Fiscal 2000, 1999 and 1998, respectively, included in weighted average shares outstanding, in accordance with SFAS No. 128. All options were still outstanding at December 30, 2000.


New Accounting Pronouncements
-----------------------------

     In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In 1999, the FASB approved SFAS No. 137 "Accounting For Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 20, 2000. The Company has determined there is no material impact, if any, that this new pronouncement had on its financial position and results of operations in Fiscal 2000. In 2000, the FASB approved SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133", which modified certain elements of disclosure. The Company has determined there will be no material impact, if any, that this pronouncement will have on its financial position and results of operations in Fiscal 2001.

Supplemental Statements of Cash Flow Information
------------------------------------------------

     The Company paid interest of $40,000, $134,000 and $154,000 in Fiscal 2000, 1999 and 1998, respectively. During Fiscal 2000, 1999 and 1998 the Company paid $1,234,000, $3,475,000 and $2,124,000 in income taxes, respectively.

NOTE 2.  RECEIVABLES
                                            Fiscal           Fiscal
                                             2000             1999
                                         -----------      -----------
     Construction  Allowances            $ 1,267,000      $   967,000
     Third Party Credit Card               1,839,000        1,568,000
     Other                                   152,000          206,000
                                         -----------      -----------
                                         $ 3,258,000      $ 2,741,000
                                         ===========      ===========


NOTE 3.  PROPERTY AND EQUIPMENT
                                            Fiscal           Fiscal
                                             2000             1999
                                         -----------      -----------
     Leasehold improvements              $19,053,000      $18,347,000
     Furniture, fixtures and
      equipment                           22,888,000       21,407,000
                                         -----------      -----------
                                          41,941,000       39,754,000
     Less: accumulated depreciation
      and amortization                    25,344,000       22,818,000
                                         -----------      -----------
                                         $16,597,000      $16,936,000
                                         ===========      ===========

     Store operating and general and administrative expenses include depreciation and amortization of $4,891,000 in Fiscal 2000, $4,602,000 in Fiscal 1998 and $4,136,000 in Fiscal 1998.

NOTE 4.  ACCRUED LIABILITIES
                                            Fiscal           Fiscal
                                             2000             1999
                                         -----------      -----------

     Operating expenses                  $ 2,581,000      $ 1,694,000
     Taxes, other than income taxes        1,628,000        1,614,000
     Leasehold additions                     131,000          447,000
     Other customer deposits               2,028,000        1,803,000
                                         -----------      -----------
                                         $ 6,368,000      $ 5,558,000
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

     There was no outstanding balance on the line of credit at December 30, 2000 and January 1, 2000 respectively. In addition, there were no outstanding letters of credit, pursuant to the Revolving Credit Facility, at December 30, 2000 and January 1, 2000. Loans outstanding under the line of credit during Fiscal 2000 bore interest at a weighted average interest rate of 8.15% per annum.



NOTE 6.  INDEBTEDNESS TO/FROM RELATED PARTIES

     As of January 2, 1999, the Company had outstanding, (i) a $250,000 long-term loan from a major stockholder payable quarterly, and (ii) a $1,750,000 loan made by the same stockholder payable quarterly. Both notes bore interest at 7% per annum. In December 1999, the Company repaid both notes.

     As of December 30, 2000 and January 1, 2000, the Company had notes receivable totaling $721,000 and $256,000, respectively, from three executive officers of the Company. The receivables, which are due on demand, are evidenced by secured promissory notes, which bear interest at rates of 6% and 7% per annum.



NOTE 7.  OTHER LIABILITIES

     Other liabilities primarily consist of accruals of future rent escalations.


NOTE 8.  COMMITMENTS AND CONTINGENCIES

Leases
------

     At December 30, 2000, the Company was obligated under operating leases for various store locations expiring at various times through 2012. The terms of the leases generally provide for the payment of minimum annual rentals, contingent rentals based on a percentage of sales in excess of a stipulated amount, and a portion of real estate taxes, insurance and common area maintenance.

     Store rental expense related to these leases, included in cost of sales, consisted of the following:



                              Fiscal          Fiscal          Fiscal
                               2000            1999            1998
                           -----------     -----------     -----------

Minimum rentals            $16,393,000     $14,870,000     $13,257,000
Contingent rentals           6,576,000       5,763,000       5,119,000
                           -----------     -----------     -----------
                           $22,969,000     $20,633,000     $18,376,000
                           ===========     ===========     ===========


     Future minimum payments under non-cancelable operating leases consisted of the following at December 30, 2000:

     Fiscal
     ------
     2001                                 $ 17,534,000
     2002                                   15,999,000
     2003                                   14,232,000
     2004                                   11,952,000
     2005                                    9,388,000
     Thereafter                             24,343,000
                                          ------------

Total future minimum lease payments       $ 93,448,000
                                          ============

Contingencies
-------------

     The Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters is not presently expected to have a material adverse effect upon the Company's financial position and results of operations.


NOTE 9.  INCOME TAXES

     The provision for income taxes includes:

                                 Fiscal         Fiscal         Fiscal
                                  2000           1999           1998
                              ----------     -----------    ----------

Current:

 Federal                      $  533,000     $2,079,000     $2,005,000
 State                          ( 74,000)       294,000        655,000
                              ----------     ----------     ----------
                                 459,000      2,373,000      2,660,000
                              ----------     ----------     ----------


Deferred:

 Federal                         181,000     (   12,000)        57,000
 State                        (    6,000)    (   11,000)        18,000
                              ----------     ----------     ----------
                                 175,000     (   23,000)        75,000
                              ----------     ----------     ----------

Provision for income taxes    $  634,000     $2,350,000     $2,735,000
                              ==========     ==========     ==========

     The Company's effective tax rate, as a percent of income before income taxes differs from the statutory federal tax rates as follows:

                                         Fiscal     Fiscal     Fiscal
                                          2000       1999       1998
                                         ------     ------     ------
     Statutory federal tax rate           34.0%      34.0%      34.0%
     State and local income taxes,
      net of federal tax benefit           2.5%       3.7%       7.0%
                                         ------     ------     ------
                                          36.5%      37.7%      41.0%
                                         ======     ======     ======


     The major components of the Company's net deferred tax assets at December 30, 2000 and January 1, 2000 are as follows:

                                                  December 30,  January 1,
                                                     2000          2000
                                                  -----------   -----------

Net operating loss carryforwards ("NOL'S")......  $   56,000    $   46,000
Deferred rent...................................     733,000       801,000
Other (principally depreciation expense)........     241,000       113,000
                                                  ----------    ----------
                                                  $1,030,000    $  960,000
                                                  ==========    ==========


     NOTE 10.  INCENTIVE STOCK OPTION PLAN

     On October 4, 2000, the Company adopted the 2000 Stock Option Plan, subject to approval at the 2001 Annual Meeting. The plan is administered by the Compensation and Plan Administration Committee of the Company's Board of Directors. Under the option plan the Company reserved 400,000 shares of the Company's authorized common stock for issuance to officers and key employees of the Company.

     On December 16, 1994, the Company adopted the 1994 Stock Option Plan. Under the option plan the Company reserved 600,000 shares of the Company's authorized common stock for issuance to officers and key employees of the Company.

     Options granted under the plan have a ten-year term and may be either incentive stock options or non-qualified stock options. The options are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a four year period. The granted options become exercisable at the end of the vesting period; however the options may become exercisable earlier at the maximum rate of 25% per annum, to the extent the Company's earnings plan, as approved by the Compensation and Plan Administration committee, is achieved. The price is payable in cash at the time of the exercise or at the discretion of the Administrators, through delivery of shares of Common Stock, the Company's withholding of shares otherwise deliverable to the employee, installment payments under an optionee's promissory note or a combination thereof.

     The following table summarizes all stock option transactions for the three years ended December 30, 2000:

                                                           Weighted Average
                                               Shares       Exercise Prices
                                               --------    ----------------

Shares under option as of December 27, 1997     476,250             $3.12

 Options granted in 1998                           ---
 Options cancelled in 1998                         ---
                                               --------

Shares under option as of January 2, 1999       476,250             $3.12
                                               --------

 Options granted in 1999                        173,750             $4.55
 Options cancelled in 1999                     ( 50,000)            $3.06
                                               --------

Shares under option as of January 1, 2000       600,000             $3.54
                                               --------

Options granted in 2000                         473,750             $2.59
Options cancelled in 2000                      (173,750)            $4.55
                                               --------

Shares under option as of December 30, 2000     900,000             $2.84
                                               ========

     In the fourth quarter of Fiscal 2000, the Company cancelled and reissued 123,750 options at a reduced exercise price. As such, in accordance with FASB Interpretation Number 44 ("FIN") "Accounting for Certain Transactions Involving Stock Compensation", this transaction results in variable accounting at each reporting period until exercised.

     Significant option groups outstanding at December 30, 2000 and related weighted average price and life information follows:

                    Options        Options        Exercise  Remaining
Grant Date          Outstanding    Exercisable    Price     Life (Years)
----------          -----------    -----------    --------  ------------

 10/4/00            123,750         18,561        $2.59         8
 10/4/00            350,000           ---         $2.59        10
12/10/97            276,250        276,250        $3.06         2
10/13/95            150,000        150,000        $3.25         4

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

                                   Fiscal           Fiscal      Fiscal
                                    2000             1999        1998
                                 ----------      ----------    ----------

Net income - as reported         $1,103,000      $4,009,000    $3,935,000
           - pro-forma           $1,099,000      $3,834,000    $3,788,000

Basic EPS  - as reported         $      .12      $      .44    $      .43
           - pro-forma           $      .12      $      .42    $      .42

Diluted EPS - as reported        $      .12      $      .43    $      .43
            - pro-forma          $      .12      $      .41    $      .41


     The weighted average fair value of options granted during the Fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999 were $2.59, $4.55 and $0.00 respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing method with the following weighted average assumptions:


                                      2000         1999         1998
                                     Grants       Grants       Grants
                                    --------     --------     --------

Expected dividend rate              $  0.00      $  0.00      $  0.00
Expected volatility                   81.62%       82.73%      112.92%
Risk free interest rate                4.92%        5.73%        5.42%
Expected lives (years)                 5.00         5.00         5.00



         NOTE 11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                ($000's omitted except per share amounts)
                                                                 First     Second     Third     Fourth
         Year ended December 30, 2000                           Quarter   Quarter    Quarter    Quarter
         ----------------------------                           --------  --------   --------   --------
         Net sales                                               $40,914   $43,824    $37,988    $53,744
                                                                --------  --------   --------   --------

         Gross income, less occupancy and buying costs            13,970    15,358     11,962     17,732

         Income (loss) before income taxes                           515     1,534     (1,946)     1,634
         Income tax provision (benefit)                              188       560       (710)       596
                                                                --------  --------   --------   --------

         Net income (loss)                                          $327      $974    ($1,236)    $1,038
                                                                ========  ========   ========   ========


         Basic and diluted earnings per share:

         Basic earnings (loss) per share:                          $0.04     $0.11     ($0.14)     $0.11
                                                                ========  ========   ========   ========

         Diluted earnings (loss) per share:                        $0.04     $0.11     ($0.14)     $0.11
                                                                ========  ========   ========   ========






                                                                 First     Second     Third     Fourth
         Year ended January 1, 2000                             Quarter   Quarter    Quarter    Quarter
                                                                --------  --------   --------   --------

         Net sales                                               $36,486   $40,028    $34,276    $50,583
                                                                --------  --------   --------   --------

         Gross income, less occupancy and buying costs            12,770    14,527     11,029     17,902

         Income (loss) before income taxes                         1,275     2,473     (1,283)     3,894
         Income tax provision (benefit)                              523     1,014       (527)     1,340
                                                                --------  --------   --------   --------

         Net income (loss)                                          $752    $1,459      ($756)    $2,554
                                                                ========  ========   ========   ========


         Basic and diluted earnings per share:

         Basic earnings (loss) per share:                          $0.08     $0.16     ($0.08)     $0.28
                                                                ========  ========   ========   ========

         Diluted earnings (loss) per share:                        $0.08     $0.16     ($0.08)     $0.27
                                                                ========  ========   ========   ========






                                                            CACHE, INC. AND SUBSIDIARIES
                                                        VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                             COLUMN B              COLUMN C            COLUMN D     COLUMN E

                                                            ADDITIONS
                                                     ----------------------
                                                     CHARGED TO  CHARGED TO
                                     BALANCE AT      COSTS AND     OTHER                    BALANCE AT
       DESCRIPTION                   BEG. OF PERIOD  EXPENSES     ACCOUNTS    DEDUCTIONS   END OF PERIOD
-----------------------------        -------------------------------------------------------------------

YEAR ENDED DECEMBER 30, 2000
----------------------------

   SALES RETURN RESERVE               $  480,000      $  75,000      ---          --        $ 555,000











                                     I-18

                                     Exhibit  10.10

                                                  September 27, 2000

Mr. Brian Woolf
90 N. Columbia Avenue
Bexley, Ohio 43209

Dear Brian,

We are pleased to make you the following offer to join Cache as Chairman and Chief Executive Officer:

Salary: Your initial base salary will be $400,000 per year payable bi-weekly. You will be subject to an annual merit reviews.

Start Date:      We would like you to begin employment as soon as possible, with an expected start date of no later than October 31, 2000.

Benefits:        You will be eligible to receive Company medical and dental coverage commencing on the first of the month following your 90th day of employment. You will receive this insurance coverage at no cost to you.

                 You will participate in the Company's Executive Long-Term and Short-Term Disability programs.

                 You will receive Term Life Insurance at three times your annual base salary.

                 You will be eligible for four weeks annual vacation for each year of service.

                 You will be eligible to participate in the Company's 401k retirement savings program on the first quarterly open enrollment date following completion of your first year of employment.

Stock Options:   You will be granted an option to purchase 300,000 shares of the
                 Company's Common Stock. The options will be priced at the closing price of the Company's Common Stock on your first day of employment. The options will be subject to the Vesting program of Cache's 1994 Stock Option Plan. In summary options may vest up to 20% of the Total grant annually, subject to the achievement of Company's annual earnings plan.
                 However, all 300,000 options will vest in there entirety at the completion of your fifth full calendar year of service with the Company. Options will also contain provisions for the registration and early vesting based upon a change in control of the Saul family holdings as defined in our 1994
                 Stock Option Plan.

                 On, or before December 31, 2002, you will receive an additional grant of 100,000 options to purchase Cache Common Stock, subject to the same vesting requirements detailed above.

Bonus: Commencing with our next fiscal year (2001) you will be eligible to receive a bonus of up to 100% of your annual salary. The bonus will be based on achievement of targeted pre-tax earnings adjusted annually. For the fiscal year beginning in 2001 if the Company achieves pre-tax consolidated earnings after accruals for your executive bonus of $6,500,000 you will receive 15% of your annual salary. The remaining 85% bonus will be earned on a prorated basis as the Company's pre-tax earning, after bonus accruals, increase from $6,500,000 to $13,500,000 the level of full payout.

Moving: Cache will reimburse you for all necessary moving expenses, including temporary living expenses up to six months, your physical moving expenses, normal closing costs for the sale of your home in Columbus and the purchase of your new home in the New York area. Additionally you will be reimbursed for three trips to New York for you and your wife while you search for a new residence. If required Cache will also provide bridge financing for your new residence secured by the new residence.

Severance:       Should the Company terminate your employment anytime prior to
                 January 31, 2003, for any reason other than (1) theft or other fraudulent conversion of Corporate assets (2) willful malfeasance with respect to your responsibilities or (3) permanent disability, upon your execution of a general release, you will receive, on a bi-weekly basis, twelve months of severance. However, such severance obligation shall cease should you accept other employment from the date of such employment.

Two copies of this offer letter have been provided to you. Please indicate your acceptance of these conditions by acknowledging one copy with your signature. Please keep the other copy for your records.

Brian, we are delighted at the prospect of you joining the Cache team. We look forward to it. Have a wonderful holiday.



                                                 Sincerely,

                                                 /s/ Andrew M. Saul
                                                 ------------------
                                                     Andrew M. Saul


Accepted By:


/s/ Brian Woolf      09/30/00
-----------------------------
    Brian Woolf        Date

                                      Exhibit 11.1


                                          EXHIBIT 11.1
                 CALCULATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE




                                                         FISCAL            FISCAL            FISCAL
     EARNINGS PER SHARE                                   2000              1999              1998
     ------------------                               -----------       -----------       -----------
     Net Income Applicable
          to Common Stockholders                      $ 1,103,000       $ 4,009,000       $ 3,935,000
                                                      -----------       -----------       -----------

     BASIC EARNINGS PER SHARE
     ------------------------
     Weighted Average Number of
         Common Shares Outstanding                      9,091,000         9,091,000         9,091,000
                                                      ===========       ===========       ===========

     Basic Earnings Per Share                               $0.12             $0.44             $0.43
                                                      ===========       ===========       ===========


     DILUTED EARNINGS PER SHARE
     --------------------------
     Weighted Average Number of
         Common Shares Outstanding                      9,091,000         9,091,000         9,091,000

     Assuming Conversion of
          Outstanding Stock Options                       900,000           600,000           476,000

     Less Assumed Repurchase
          of Common Stock Pursuant
          to the Treasury Stock Method                   (767,000)         (386,000)         (397,000)
                                                      -----------       -----------       -----------

     Weighted Average Number of
         Common Shares Outstanding
         As Adjusted                                    9,224,000         9,305,000         9,170,000
                                                      ===========       ===========       ===========

     Diluted Earnings Per Share                             $0.12             $0.43             $0.43
                                                      ===========       ===========       ===========





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

                              Exhibit 24.1

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K dated January 30, 2001 into the Company's previously filed Registration Statement File Numbers 33-40354, 33-40358, 33-65113.




New York, New York
March 29, 2001                                 /s/ Arthur Andersen LLP