Form 10-K405/A
period 2000-12-30
CACHE INC
filed 2001-04-30
CIK 350199

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                             FORM 10-K/A No.1

(Mark One)
  X   Amendment No.1 to Annual Report pursuant to Section 13 or 15 (d) of
-----
      the Securities Exchange Act of 1934

      For the fiscal year ended December 30, 2000

                                    or

      Transition Report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

      For the transaction period from          to
                                      --------    ----------

                       Commission file number 0-10345
                                              -------

                                   Cache, Inc.
----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          Florida                                      59-1588181
--------------------------------------   ------------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization

            1460 Broadway, New York, New York                10036
-----------------------------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:   (212) 575-3200

Securities registered pursuant to Section 12(b) of the Act: (none)

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

                       Yes    X            No
                           -------      --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price in the NASDAQ National Market)was approximately $11.8 million.

As of February 28, 2001, 9,091,338 common shares were outstanding.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    See also "Executive Officers of the Company" under Part III of Registrant's report on Form 10-K for the fiscal year ended
December 30, 2000, previously filed with the Securities and Exchange
Commission.

                     DIRECTORS OF THE REGISTRANT


    The Board of Directors of the Company presently consists of the following eight members: Messrs. Andrew M. Saul, Joseph E. Saul, Brian P. Woolf, Thomas E. Reinckens, Roy C. Smith, Morton J. Schrader, Mark E. Goldberg and Ms. Mae Soo Hoo, each of whom is expected to be a nominee for re-election at the Company's next Annual Meeting of Shareholders.


                                                                      Director
Name                    Age  Principal Occupation                     Since
----                    ---  --------------------                     --------
Brian P. Woolf  ....... 52   Chairman of the Board and                2000
                               Chief Executive Officer (1)
Thomas E. Reinckens ... 47   President, Chief Operating               1993
                               Officer of the Company (2)
Roy C. Smith .......... 62   Executive Vice-President of              1993
                               the Company (3)
Mae Soo Hoo ........... 46   Executive Vice President of              1995
                               the Company (4)
Andrew M. Saul ........ 54   Partner, Saul Partners (5)               1986

Joseph E. Saul ........ 81   Partner, Saul Partners (6)               1986

Morton J. Schrader .... 69   Real Estate Broker,                      1989
                               Newmark & Company Real Estate, Inc.(7)
Mark E. Goldberg ...... 44   Attorney in Private Practice (8)         1989
_________________________


    (1) Mr. Woolf, who became Chairman of the Board of Directors and Chief Executive Officer of the Company on October 4, 2000.
    From March 1999 to October 2000, Mr. Woolf was Executive Vice president and General Merchandise Manager for Limited stores.

    (2) Mr. Reinckens became President and Chief Operating Officer of the Company on October 4, 2000. From September 1995 to
    October 2000, Mr. Reinckens served as Executive Vice
    President and Chief Financial Officer of the Company.

    (3) Mr. Smith has served as an Executive Vice President of Store Operations for the Company since October 1990.

    (4) Ms. Soo Hoo became Executive Vice President and General
    Merchandise Manager of the Company's Lillie Rubin division on
    October 4, 2000. From September 1995 to October 2000, Ms. Soo
    Hoo served as Executive Vice President and General
    Merchandise Manager of the Company's Cache division.

    (5) Mr. Saul served as Chairman of the Board of Directors of the Company from February 1993 to October 2000. He has been a partner of Saul Partners, an investment partnership, since
    1986. Mr. Saul is the son of Joseph E. Saul.

    (6) Mr. Saul has been a partner of Saul Partners, an investment partnership, since 1986. He is the father of Mr. Andrew M.
    Saul.

    (7) Mr. Schrader was the President of Abe Schrader Corp., a manufacturer of women's apparel, from 1968 through March
    1989. Since 1989, he has been active as a real estate broker for Newmark & Company Real Estate, Inc..

    (8) Mr. Goldberg has been an attorney in private practice since 1985. Mr. Goldberg has provided legal assistance to the Company since 1988 and is expected to continue to do so in 2001.

ITEM 11.  EXECUTIVE COMPENSATION


Summary Compensation Table

    The following table sets forth the compensation for the past three years of the Chief Executive Officer and the Company's other three most highly compensated executive officers (collectively, the "Named Executive Officers").



                                        ANNUAL        LONG-TERM
                                     COMPENSATION   COMPENSATION
                                     ------------   ------------
                                                     SECURITIES     ALL OTHER
NAME AND                     FISCAL                  UNDERLYING    COMPENSATION
PRINCIPAL POSITION           YEAR      SALARY($)     OPTIONS(#)       ($)(1)
------------------           ------    ---------    ------------   ------------

BRIAN P. WOOLF                2000        74,203       300,000          -
(CHAIRMAN/CHIEF EXECUTIVE
OFFICER SINCE 10/4/00)

THOMAS E. REINCKENS           2000       284,973        28,125         2,662
( PRESIDENT, CHIEF            1999       272,596        28,125         2,705
OPERATING OFFICER/            1998       289,328           -           2,513
DIRECTOR

MAE SOO HOO                   2000       280,852         30,625        1,978
(EXECUTIVE VICE               1999       279,410         30,625        1,950
PRESIDENT/DIRECTOR)           1998       267,390            -          1,906

ROY C. SMITH                  2000       275,000            -          9,592
(EXECUTIVE VICE               1999       273,558            -          9,195
PRESIDENT/DIRECTOR)           1998       319,413            -          8,887

-----------------------------

(1) Included in the figures shown under this column for 2000 are the following insurance premiums paid by the Company with respect to term life insurance for the benefit of the executive officer and long-term disability insurance: $3,817 and $5,775, respectively for Mr. Smith, $1,161 and $1,501, respectively, for Mr.Reinckens; and $657 and $1,321, respectively for Ms. Soo Hoo.

        Included in the figures shown under this column for 1999 are the following insurance premiums paid by the Company with respect to term-life insurance for the benefit of the executive officer and long-term disability insurance: $3,420 and $5,775, respectively, for Mr. Smith; $1,204 and $1,501, respectively, for Mr. Reinckens and $629 and $1,321, respectively, for Ms. Soo Hoo.

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

                  AGGREGATED FISCAL YEAR-END STOCK OPTION VALUES


                     NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                     UNDERLYING UNEXERCISED        IN-THE-MONEY STOCK OPTIONS
                     STOCK OPTIONS AT FY-END(#)    AT FY-END ($) (1)
                     ---------------------------   ---------------------------
NAME                 EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                 ---------------------------   ---------------------------

Brian P. Woolf            -            300,000     $   -            $123,000

Thomas E. Reinckens   129,218           23,907     $  1,729         $  9,802

Mae Soo Hoo           158,344           26,031     $  1,884         $ 10,673

Roy C. Smith          147,500              -       $   -            $   -


_______________________


(1) In-the money Stock Options are those where the fair market value of the underlying stock exceed the exercise price of the Option. The amounts in this column represent the difference between the exercise price of the Stock Options and the closing price of the Company's Common Stock on December 29, 2000 (the last day of trading for Fiscal 2000) for all options held by each Named Executive Officer, whether vested or unvested. The closing price of the Company's Common Stock as reported on NASDAQ/NMS on December 29, 2000 was $3.00 per share.

               STOCK OPTION GRANTS IN LAST FISCAL YEAR


          The following table sets forth information with respect to stock options granted in Fiscal 2000 to each of the Named Executive Officers.

                                                                          Potential
                                                                        Realizable Value
                                                                       At Assumed Annual
                                                                      Rates of Stock Price
                                                                        Appreciation for
                            Individual Grants                           Option Term  (3)
                    ------------------------------------------------  --------------------
       (a)              (b)         (c)         (d)          (e)         (f)       (g)
                    Number of    % of Total
                    Securities   Options      Exercise
                    Underlying   Granted to    or Base
                     Options    Employees in    Price     Expiration
Name                Granted(#)  Fiscal Year  ($)/share)     Date         5%($)     10%($)
------------------- ----------  ------------ ----------   -----------   -------   -------
Brian P. Woolf       300,000      63.32%       $2.59      10/04/10      214,671   474,366
Thomas E. Reinckens   28,125      16.19%       $4.375     01/20/09(1)    20,125    44,472
Mae Soo Hoo           30,625      17.63%       $4.375     01/20/09(1)    21,914    48,425


(1) On October 4, 2000, the Company granted 154,440 incentive stock options and 145,560 non-qualified stock options to Mr. Woolf under the Company's 2000 Stock Option Plan. The options were granted at an exercise price of $2.59, (the closing price of the Common Stock on NASDAQ/NMS on October 4,
      2000) per share, expiring on October 4, 2010, subject to accelerated vesting at the maximum rate of up to 25% per year for the years ended December 31, 2001, 2002, 2003 and 2004, to the extent the company's earnings plan was achieved, based on the following sliding scale:


                                                               Options Which
                                                                Will Become
                                                                Exercisable
                                                               -------------

          Greater than or equal to 90%...............................25%
          Greater than or equal to 75%, but less than 90%............20%
          Greater than or equal to 60%, but less than 75%............15%


(2) On October 4, 2000, the Company canceled 123,750 options previously granted under the Company's 1994 Stock Option Plan and issued new options pursuant to such plan having an exercise price of $2.59, (the closing price of the Common Stock on NASDAQ/NMS on October 4, 2000) per share, expiring on January 20, 2009, subject to accelerated vesting at the maximum rate of up to 25% per year for the three years ended December 31, 2000, 2001 and 2002, to the extent the company's earnings plan was achieved.

(3) Potential realizable value is based on an assumption that the market price of the stock appreciates at the stated rate compounded annually, from the date of grant to the expiration date. These values are calculated on requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price appreciation. Actual gains, if any, are dependent on the future market price of the Company's Common Stock.

Employment Contracts and Change-of-Control Provisions

    Pursuant to an agreement made as of September 27, 2000 between Mr. Woolf and the Company, in exchange for Mr. Woolf's services as Chairman and Chief Executive Officer of the Company, he receives an annual base salary initially of $400,000. The agreement's term is through January 31, 2003. The agreement grants Mr. Woolf an initial option to purchase 300,000 shares of the Company's Common Stock under the 2000 Stock Plan. The agreement grants Mr. Woolf the ability to receive a bonus based on the Company's pre-tax earnings. The agreement also entitles Mr. Woolf to a term life insurance policy of three times his annual salary and to participate in the Company's long term disability coverage and its medical and dental package. The agreement provides that if the Company terminates Mr. Woolf's employment for any reason other than those set forth in the next sentence, or if Mr. Woolf's employment is not continued after January 31, 2003 for any reason other than those set forth in the next sentence, until Mr. Woolf accepts other employment, Mr. Woolf will continue to receive his compensation at the rate in effect at the date of such termination for a maximum period of twelve months. The agreement becomes null and void if the Company unilaterally terminates Mr. Woolf's employment for (i) theft or other fraudulent conversion of corporate assets, (ii) willful malfeasance with respect to his responsibilities or (iii) permanent disability.

     All of the options granted under the Company's 2000 and 1994 Stock Option Plans contain a provision under which the option will become immediately exercisable (the "Accelerated Exercise") with respect to all shares subject to it as follows: (i) except as provided in clause (iii) below, immediately after the first date on which less than 25% of the outstanding Common Stock in the aggregate is beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by Andrew M. Saul and Joseph E. Saul, members of their immediate families and one or more trusts established for the benefit of such individuals or members, (ii) immediately prior to the sale of the Company substantially as an entirety (whether by sale of stock, sale of assets, merger, consolidation or otherwise), (iii) immediately prior to the expiration of any tender offer or exchange offer for shares of Common Stock of the Company, where: (x) all holders of Common Stock are entitled to participate, and (y) the Sauls have agreed (or have announced their intent) to sell such number of their shares of Common Stock as will result in the Sauls beneficially owning less than 25% of the outstanding shares of Common Stock in the aggregate, and (iv) immediately, if 20% or more of the directors elected by shareholders to the Board of Directors are persons who were not nominated by management in the most recent proxy statement of the Company. The Company is required to give appropriate notice so as to permit an optionee to take advantage of the foregoing provisions.

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

     Mr. Goldberg is also an attorney in private practice. He has been retained by the Company to provide legal services since 1988 and is expected to provide further legal services in 2001. During the fiscal year ended December 31, 2000, Mr. Goldberg received $18,968 from the Company for legal services rendered during Fiscal 2000.

Item 12.   Security Ownership of Certain Beneficial Owners of Management


              PRINCIPAL SHAREHOLDERS AND SHARE OWNERSHIP
                             BY MANAGEMENT

 The following table sets forth certain information as to the beneficial ownership of the Company's equity securities as of February 28, 2001 by (i) each director or nominee of the Company, (ii) each Named Executive Officer, (iii) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock, and
(iv) all executive officers and directors as a group. Unless otherwise indicated, the beneficial ownership for each person consists of the sole voting and sole investment power with respect to all shares beneficially owned by him. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

                                                        Percentage of
                             Number of shares        Outstanding Shares
Person and Address            of Common Stock          of Common Stock
------------------           ----------------        ------------------

Andrew M. Saul
9 West 57th Street
New York, NY  10019 (1)         6,145,054                67.59%

Joseph E. Saul
9 West 57th Street
New York, NY  10019 (2)         6,145,054                67.59%

Norma G. Saul
9 West 57th Street
New York, NY  10019 (3)         6,145,054                67.59%

Trust f/b/o
Jennifer B. Saul
  pursuant to Trust
  Agreement dated
  March 28, 1995
9 West 57th Street
New York, NY  10019 (4)           756,314                 8.32%

Trust f/b/o
Kimberly E. Saul
  pursuant to Trust
  Agreement dated
  March 28, 1995
9 West 57th Street
New York, NY  10019 (4)           756,314                 8.32%

                                                         Percentage of
                             Number of shares         Outstanding Shares
Person and Address            of Common Stock            of Common Stock
------------------           ----------------         ------------------
Jane Saul Berkey
Cache, Inc.
1460 Broadway
New York, NY  10036 (5)           744,046                 8.18%

Roy C. Smith
Cache, Inc.
1460 Broadway
New York, NY  10036 (6)           232,500                 2.44%

Mae Soo Hoo
Cache, Inc.
1460 Broadway
New York, NY  10036 (7)           200,074                 2.10%

Thomas E. Reinckens
Cache, Inc.
1460 Broadway
New York, NY  10036 (8)           198,718                 2.09%

Mark E. Goldberg
60 East 42nd Street
New York, NY  10165                28,795          Less than 1%

Morton J. Schrader
733 Park Avenue
New York, NY  10021                 5,000          Less than 1%

All Current
  Executive Officers
  and Directors as a
  Group (seven persons)         6,810,141                71.49%

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

(2) Represents shares beneficially owned by the group consisting of Andrew Saul, Joseph Saul, Norma
        Saul and the Trusts, according to a Schedule 13D, as amended, filed by the group with the Securities and Exchange Commission. Joseph E. Saul may be deemed to own beneficially 2,353,436 shares of Common Stock (25.9%), if all shares owned by him or issuable pursuant to rights owned by him are deemed outstanding (including the shares owned by the Trusts of which Joseph Saul is a trustee, and the shares owned by the J. Saul Foundation, of which Joseph Saul is a director, but excluding all shares issuable pursuant to rights held by persons other than Joseph Saul, the Trusts of which Joseph Saul is a trustee and the J. Saul Foundation), consisting of (i) 733,308 shares of Common Stock owned by Joseph Saul, (ii) 756,314 shares of Common Stock owned by the 85 J. Saul Trust of which Joseph Saul is a trustee, (iii) 756,314 shares of Common Stock owned by the 85 K. Saul Trust of which Joseph Saul is a trustee and (iv) 107,500 shares of Common Stock owned by the J. Saul Foundation of which J. Saul is a director. Joseph Saul, his wife Norma, and Sidney Silberman comprise the Board of Directors of the
        J. Saul Foundation and Joseph Saul is its President. Joseph Saul, in his capacity as one of the trustees of the trusts referenced in (ii) and (iii) above, may be deemed to have shared voting power and disposition power over the shares of Common Stock owned by such trusts. Joseph Saul, in his capacity as one of the directors of the J. Saul Foundation, may be deemed to have shared voting power and disposition power over the shares held by such foundation. Joseph Saul disclaims beneficial ownership of the shares not directly owned or under rights owned by him.

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

(8) Consists of 69,500 shares of Common Stock and options to acquire 129,218 shares of Common Stock.

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

     On December 16, 1994, the Company loaned $170,000 to Roy Smith, Executive Vice President and a Director of the Company and $80,000 to Thomas E. Reinckens, Vice President, Chief Financial Officer and a Director of the Company, in each case for personal reasons. All such loans are with full recourse to the executive, payable on demand from the Company, secured by a pledge of shares of the Company's Common Stock owned by such executive and bear interest at a rate of 7% per annum. The balance as of February 28, 2001, and the highest balance during Fiscal 2000, for these loans were $170,000 and $80,000, respectively.

     See Also "Executive Compensation--Compensation Committee
Interlocks and Insider Participation."

     As of February 28, 2001, the Sauls beneficially owned in the aggregate 6,145,054 shares of the Company's outstanding Common Stock, representing approximately 67.59% of the Company's outstanding Common Stock. See "Principal Shareholders and Share Ownership by
Management."

                           SIGNATURES
                           ----------

     Pursuant to the requirement of section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2001                        CACHE, INC.
                                            (Registrant)

By: /s/ Victor J. Coster                 By: /s/ Brian Woolf
    --------------------                     ---------------
        VICTOR J. COSTER                         BRIAN WOOLF
        Controller                               Chairman and Chief Executive
        (Principal Accounting Officer)           Officer
                                                 (Principal Executive Officer)