Form 10-Q
period 2001-03-31
CACHE INC
filed 2001-05-15
CIK 350199

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

 For quarterly period ended March 31, 2001

                                   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from............... to ...............

Commission File Number: 0-10345

                            CACHE, INC.
---------------------------------------------------------------------
       (Exact name of registrant as specified in its Charter)

          Florida                          59-1588181
-----------------------------        --------------------------------
(State or other jurisdiction of      (IRS Employer Identification No.)
 incorporation or organization)

              1460 Broadway, New York, New York         10036
---------------------------------------------------------------------
              (Address of principal executive offices)  (zip code)

                          212-575-3200
        --------------------------------------------------
       (Registrant's telephone number, including area code)

                             ------
---------------------------------------------------------------------
(Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X     NO
                             -----     ------

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,091,338
--------------------------       ----------------------------
Class of Stock Outstanding       Outstanding at May 15, 2001

                  CACHE, INC. AND SUBSIDIARIES
                              INDEX
                                                              PAGE
CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS, MARCH 31, 2001
          AND DECEMBER 30, 2000                                 3

STATEMENTS OF OPERATIONS
   THIRTEEN WEEKS ENDED MARCH 31, 2001
          AND APRIL 1, 2000                                     4

STATEMENTS OF CASH FLOWS
   THIRTEEN WEEKS ENDED MARCH 31, 2001
          AND APRIL 1, 2000                                     5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          6-8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                       8-10

OTHER INFORMATION:
   EXHIBIT INDEX AND REPORTS ON FORM 8-K                       11
   SIGNATURES                                                  12


                                       CACHE, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)

                                                                    March 31,           December 30,
  ASSETS                                                              2001                  2000
                                                               ----------------       --------------
  Current assets:
          Cash and equivalents                                 $      7,588,000       $    6,748,000
          Receivables                                                 4,414,000            3,258,000
          Notes receivable from related parties                         371,000              721,000
          Inventories                                                26,990,000           24,123,000
          Prepaid income taxes and other tax assets                     354,000            1,072,000
          Prepaid expenses                                            1,268,000              906,000
                                                               ----------------       --------------
                          Total current assets                       40,985,000           36,828,000


  Property and equipment, net                                        16,148,000           16,597,000

  Other assets                                                          866,000              869,000
  Deferred income taxes                                                 773,000              757,000
                                                               ----------------       --------------
                                                               $     58,772,000       $   55,051,000
                                                               ================       ==============


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
          Accounts payable                                     $     16,375,000       $   12,316,000
          Accrued compensation                                        1,071,000            1,979,000
          Accrued liabilities                                         5,771,000            6,368,000
                                                               ----------------       --------------
                          Total current liabilities                  23,217,000           20,663,000


  Other liabilities                                                   1,349,000            1,380,000

  Commitments and contingencies


  STOCKHOLDERS' EQUITY

         Common stock, par value $.01; authorized, 20,000,000
           shares; issued and outstanding 9,091,338 shares
           at March 31, 2001 and December 30, 2000                       91,000               91,000
         Additional paid-in capital                                  19,564,000           19,564,000
         Retained earnings                                           14,551,000           13,353,000
                                                               ----------------       --------------
                          Total stockholders' equity                 34,206,000           33,008,000
                                                               ----------------       --------------
                                                               $     58,772,000       $   55,051,000
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

                                                    3



                                                CACHE, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                               FOR THE THIRTEEN WEEKS ENDED
                                                        (Unaudited)


                                                                    March 31,             April 1,
                                                                      2001                  2000
                                                               ----------------       --------------
  Net sales                                                    $     44,191,000       $   40,914,000
                                                               ----------------       --------------

  Costs and expenses
      Cost of sales, including occupancy and buying costs            28,956,000           26,944,000
      Selling, general and administrative expenses                   14,927,000           13,495,000
                                                               ----------------       --------------
                                                                     43,883,000           40,439,000
                                                               ----------------       --------------

  Operating income                                                      308,000              475,000
                                                               ----------------       --------------

  Other income:
      Interest income                                                    61,000               40,000
      Litigation settlement (net)                                     1,518,000                  ---
                                                               ----------------       --------------
                                                                      1,579,000               40,000
                                                               ----------------       --------------

  Income before income taxes                                          1,887,000              515,000

  Income tax provision                                                  689,000              188,000
                                                               ----------------       --------------


  Net income                                                   $      1,198,000       $      327,000
                                                               ================       --------------


  Basic earnings per share                                                $0.13                $0.04
                                                                      =========            =========

  Diluted earnings per share                                              $0.13                $0.04
                                                                      =========            =========


  Basic weighted average shares outstanding                           9,091,000            9,091,000
                                                                      =========            =========

  Diluted weighted average shares outstanding                         9,260,000            9,193,000
                                                                      =========            =========








  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                CACHE, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE THIRTEEN WEEKS ENDED
                                                          (Unaudited)
                                                                    March 31,             April 1,
                                                                      2001                  2000
                                                               ----------------       --------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  -------------------------------------

  Net income                                                   $      1,198,000       $      327,000
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                 1,230,000            1,172,000
        Reversal of future rent escalations                             (52,000)             (32,000)
        Gain on litigation settlement                                (1,518,000)               ---

  Change in assets and liabilities:
  Decrease in receivables                                               944,000              473,000
  Decrease in prepaid income taxes and other tax assets                 702,000               60,000
  Decrease in notes receivable from related parties                     350,000                ---
  Increase in inventories                                            (2,867,000)          (3,305,000)
  Increase in prepaid expenses                                         (362,000)            (167,000)
  Increase in accounts payable                                        4,059,000            1,268,000
  Decrease in accrued liabilities and accrued compensation           (1,980,000)          (1,446,000)
                                                               ----------------       --------------

     Total changes in assets and liabilities                            846,000           (3,117,000)
                                                               ----------------       --------------

  Net cash provided by (used in) operating activities                 1,704,000           (1,650,000)
                                                               ----------------       --------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  -------------------------------------

     Payments for property and equipment                              (861,000)           (1,922,000)
                                                               ---------------        --------------

  Net cash used in investing activities                               (861,000)           (1,922,000)
                                                               ---------------        --------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  -------------------------------------

     Other, net                                                         (3,000)               55,000
                                                               ---------------        --------------

  Net cash provided by (used in) financing activities                   (3,000)               55,000
                                                               ---------------        --------------

  Net increase (decrease) in cash and equivalents                      840,000            (3,517,000)
  Cash and equivalents, at beginning of period                       6,748,000             9,848,000
                                                               ---------------        --------------
  Cash and equivalents, at end of period                       $     7,588,000        $    6,331,000
                                                               ===============        ==============





  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CACHE, INC.
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring to present fairly the financial position of the Company at March 31, 2001 and December 30, 2000, and the results of operations for the thirteen week periods ended March 31, 2001 and April 1, 2000 and consolidated statements of cash flows for the thirteen weeks then ended.

     Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended December 30, 2000. Certain amounts reflected in Fiscal 2000 financial statements have been reclassified to conform with the presentation of similar items in Fiscal 2001.

     Net income includes all sources of comprehensive income. There were no adjustments for foreign currency translation, unrealized gains(losses)on investments or deferred compensation expense incurred in Fiscal 2001 or Fiscal 2000 results.

2.   BASIC AND DILUTED EARNINGS
     --------------------------

     Basic and diluted earnings per share has been computed based on the weighted average number of shares of common stock outstanding for the thirteen weeks ended March 31, 2001 and April 1, 2000.

     The approximate number of shares used in the computations of basic and diluted earnings per share were 9,091,000 and 9,260,000, respectively, for the thirteen week period ended March 31, 2001 and 9,091,000 and 9,193,000, respectively, for the thirteen week period ended April 1, 2000.

3.   PROPERTY AND EQUIPMENT
     ----------------------
                                         March 31,       December 30,
                                           2001             2000
                                       -----------       -----------

     Leasehold improvements            $19,403,000       $19,053,000
     Furniture, fixtures and
       equipment                        23,313,000        22,888,000
                                       -----------       -----------
                                        42,716,000        41,941,000
     Less: accumulated depreciation
       and amortization                 26,568,000        25,344,000
                                       -----------       -----------

                                       $16,148,000       $16,597,000
                                       ===========       ===========
4.   ACCRUED LIABILITIES
     -------------------
                                        March 31,        December 30,
                                          2001              2000
                                       -----------       -----------

     Operating Expenses                $ 2,481,000       $ 2,581,000
     Taxes, other than income taxes      1,295,000         1,628,000
     Leasehold additions                    45,000           131,000
     Other customer deposits             1,950,000         2,028,000
                                       -----------       -----------

                                       $ 5,771,000       $ 6,368,000
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

     There was no outstanding balance on the line of credit at March 31, 2001, and December 30, 2000. There were no borrowings in the Fiscal period ended March 31, 2001.

6.   INCOME TAXES
     ------------

     The effective tax rate for Fiscal 2001 and 2000 is 36.5%. At March 31, 2001 and December 30, 2000, the Company's deferred tax assets were $1,050,000 and $1,030,000, respectively, also, there was no deferred tax liability. The major components of the Company's net deferred taxes at March 31, 2001 and December 30,2000 are as follows:

                                                 March 31,     December 30,
                                                   2000           2000
                                                ----------     -----------

Net operating loss carryforwards ("NOL's")...   $   56,000     $   56,000
Deferred rent................................      712,000        733,000
Other........................................      282,000        241,000
                                                ----------     ----------
                                                $1,050,000     $1,030,000
                                                ==========     ==========

7.   CONTINGENCIES
     -------------

     The Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters is not presently expected to have a material adverse effect upon the Company's financial position and results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary need for capital is to finance new store merchandise inventories, as well as the construction of new stores. During the thirteen weeks ended March 31, 2001, the Company generated cash totaling $840,000. The primary sources and uses of cash during the period were; cash flow from non-cash depreciation expenses ($1,230,000), a decrease in receivables ($944,000), a decrease in prepaid income taxes ($702,000), as well as an increase in accounts payable ($4,059,000) used to offset the cost of inventory purchases ($2,867,000), payment of accrued liabilities and compensation ($1,980,000), and to fund the Company's new store expansion and remodeling program ($ 861,000).

     The Company plans to open approximately ten to fifteen new stores during 2001. All new stores are expected to be opened during the summer and fall of 2001. The Company renovated one existing store in the first quarter. After deducting a construction allowance paid to the Company by its landlords, the Company has spent $861,000 through March 31, 2001 and expects to spend an additional three to four million dollars in 2001, for both new store and existing store construction and remodeling.

     Management believes that the Company's internally generated cash flows will be sufficient to meet anticipated requirements for operations and planned expansion during Fiscal 2001.


RESULTS OF OPERATIONS
---------------------

     For the thirteen weeks ended March 31, 2001, the benefit of higher net sales, including a 4% increase in comparative store sales and improved gross margins, was more than offset by increased selling, general and administrative expenses, resulting in a decrease in operating income in Fiscal 2001, as compared to Fiscal 2000. Net income also includes an after-tax gain of approximately $964,000 or $.10 per share for the settlement of a trademark litigation claim.

     Certain financial data concerning the Company's results of operations for the thirteen week periods ended March 31, 2001 and April 1, 2000, expressed as a percentage of net sales, are as follows:

                                    Thirteen Weeks Ended
                                    --------------------
                                    March 31,    April 1,
                                      2001        2000
                                    ---------   ---------
Sales                                100.0%      100.0%
Cost of sales, including
 occupancy and buying expenses        65.5%       65.9%
Selling, general and
 administrative expenses              33.8%       33.0%
Other income                           3.6%        0.1%
Income before taxes                    4.3%        1.2%
Income tax provision                   1.6%        0.4%
Net income                             2.7%        0.8%

Sales
-----

     Net sales increased $3,277,000 or 8.0% during the thirteen week period ended March 31, 2001, as compared to the 2000 Fiscal period. The increase was primarily due to the greater number of stores open during the 2001 period, as well as an increase in comparable store sales (sales for stores open at least one year or more) which increased 4% during 2001, as compared to the 2000 Fiscal period.

Costs and expenses
------------------

     Cost of sales, which includes occupancy and buying costs, increased $2,012,000 or 7.5% for the thirteen weeks ended March 31, 2001 as compared to the similar 2000 Fiscal period. The increase in cost of sales was primarily due to the increase in sales and the related cost of merchandise for those sales, higher markdowns, as well as a $366,000 increase in occupancy expenses, as a result of the additional stores in operation during Fiscal 2001 as compared to Fiscal 2000. As a percentage of sales, cost of sales including occupancy and buying expenses, decreased 0.4%, (65.5% as compared to 65.9%) for the thirteen weeks ended March 31, 2001 as compared to the 2000 Fiscal period, the decrease was primarily due to the increase in initial mark-up and was partially offset by higher occupancy and buying expenses, as well as an increase in markdowns, as compared to the prior period.

Selling, general and administrative expenses
--------------------------------------------

     Selling, general and administrative expenses ("S,G&A") increased $1,432,000 or 10.6% during the thirteen weeks ended March 31, 2001 as compared to the 2000 Fiscal period. The increase was primarily due to the greater number of stores open in 2001 (approximately 7 more than fiscal 2000), and is reflected in greater payroll and payroll taxes ($1,133,000), travel expenses ($124,000), and insurance expenses ($84,000). As a percentage of sales, S,G & A expenses increased to 33.8% in Fiscal 2001 as compared to 33.0% in Fiscal 2000.

Other income
------------

     During the period ended March 31, 2001, the Company settled a trademark litigation claim undertaken against a third party. The Company will receive payments totaling $2,100,000 in Fiscal 2001 and will incur costs in Fiscal 2001 of approximately $582,000 in professional fees related to the lawsuit.

     Interest income increased to $61,000 in Fiscal 2000 from $40,000 in Fiscal 2000, due to an increase in average cash on hand.

Income taxes
------------

     The Company's effective tax rate is approximately 36.5%, for Fiscal 2001 and Fiscal 2000.

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



                                      CACHE, INC.
                                      (Registrant)





May 15, 2001                    BY:  /s/ Brian P. Woolf
                                     ------------------
                                         Brian P. Woolf
                                     On behalf of Cache, Inc.
                                     and in his capacity as
                                     Chairman and Chief
                                     Executive Officer
                                     (Principal Executive
                                      Officer)



                                BY:  /s/ Victor J. Coster
                                     --------------------
                                         Victor J. Coster
                                     On behalf of Cache, Inc.
                                     and in his capacity as
                                     Controller (Principal
                                     Accounting Officer)


                                                  EXHIBIT 11.1
                         CALCULATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE

                                      (In thousands except per share data)

                                                                   THIRTEEN WEEKS ENDED
                                                         --------------------------------------
                                                                 March 31,             April 1,
                                                                   2001                  2000
                                                         ----------------       ---------------
  EARNINGS PER SHARE
  ------------------
  Net Income Applicable to Common Stockholders           $      1,198,000       $      327,000
                                                         ================       ===============


  BASIC EARNINGS PER SHARE
  ------------------------
  Weighted Average Number of
      Common Shares Outstanding                                 9,091,000            9,091,000
                                                         ================       ===============

  Basic Earnings Per Share                                          $0.13                $0.04
                                                         ================       ===============


  DILUTED EARNINGS PER SHARE
  --------------------------
  Weighted Average Number of
      Common Shares Outstanding                                 9,091,000            9,091,000

  Assuming Conversion of
       Outstanding Stock Options                                  900,000              550,000

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method                              (731,000)            (448,000)
                                                         ----------------       ---------------

  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                                               9,260,000            9,193,000
                                                         ================       ===============

  Diluted Earnings Per Share                                        $0.13                $0.04
                                                         ================       ===============


















