Form 10-Q
period 2001-06-30
CACHE INC
filed 2001-08-14
CIK 350199

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2001

                                   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from............... to ...............
Commission File Number: 0-10345

                            CACHE, INC.
-----------------------------------------------------------------------
       (Exact name of registrant as specified in its Charter)


          Florida                          59-1588181
-------------------------------   -------------------------------------
(State or other jurisdiction of   (IRS Employer Identification No.)
incorporation or organization)


              1460 Broadway, New York, New York         10036
-----------------------------------------------------------------------
         (Address of principal executive offices)     (zip code)


                          212-575-3200
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

                             ------
-----------------------------------------------------------------------
(Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X     NO
                             -----  ----

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,091,338
--------------------------       ------------------------------
Class of Stock Outstanding       Outstanding at August 14, 2001

                  CACHE, INC. AND SUBSIDIARIES
                              INDEX



                                                              PAGE

CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS, JUNE 30, 2001
           AND DECEMBER 30, 2000                                 3


INCOME STATEMENTS
   TWENTY-SIX WEEKS ENDED JUNE 30, 2001
           AND JULY, 1 2000                                      4

   THIRTEEN WEEKS ENDED JUNE 30, 2001                            5
           AND JULY 1, 2000

STATEMENTS OF CASH FLOWS
   TWENTY-SIX WEEKS ENDED JUNE 30, 2001
           AND JULY 1, 2000                                      6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           7-9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                        9-12

OTHER INFORMATION:
   EXHIBIT AND REPORTS ON FORM 8-K                              12
   SIGNATURES                                                   13
   EXHIBIT 11.1 - CALCULATION OF BASIC AND DILUTED
                  EARNINGS PER SHARE                            14




                                   CACHE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)

                                                                 June 30,            December 30,
  ASSETS                                                           2001                  2000
                                                              -------------          -------------
  Current assets:
          Cash and equivalents                                $   8,336,000          $   6,748,000
          Receivables                                             2,459,000              3,258,000
          Notes receivable from related parties                     371,000                721,000
          Inventories                                            22,281,000             24,123,000
          Deferred income taxes and other tax assets                657,000              1,072,000
          Prepaid expenses                                        1,075,000                906,000
                                                              -------------          -------------
                Total current assets                             35,179,000             36,828,000


  Property and equipment, net                                    15,702,000             16,597,000

  Other assets                                                      864,000                869,000
  Deferred income taxes                                             778,000                757,000
                                                              -------------          -------------
                                                              $  52,523,000          $  55,051,000
                                                              =============          =============


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
          Accounts payable                                    $   9,082,000          $  12,316,000
          Accrued compensation                                    1,897,000              1,979,000
          Accrued liabilities                                     5,389,000              6,368,000
                                                              -------------          -------------
                Total current liabilities                        16,368,000             20,663,000


  Other liabilities                                               1,320,000              1,380,000

  Commitments and contingencies


  STOCKHOLDERS' EQUITY

         Common stock, par value $.01; authorized, 20,000,000
           shares; issued and outstanding 9,091,338 shares
           at June 30, 2001 and  December 30, 2000                   91,000                 91,000
         Additional paid-in capital                              19,564,000             19,564,000
         Retained earnings                                       15,180,000             13,353,000
                                                              -------------          -------------
                Total stockholders' equity                       34,835,000             33,008,000
                                                              -------------          -------------
                                                              $  52,523,000          $  55,051,000
                                                              =============          =============



  The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


                                                CACHE, INC. AND SUBSIDIARIES
                                               CONSOLIDATED INCOME STATEMENTS
                                               FOR THE TWENTY-SIX WEEKS ENDED
                                                            (Unaudited)
                                                                  June 30,             July 1,
                                                                    2001                2000
                                                               -------------         -------------
  Net sales                                                    $  89,804,000         $  84,738,000
                                                               -------------         -------------


  Costs and expenses
      Cost of sales, including occupancy and buying costs         58,485,000            55,410,000
      Selling, general and administrative expenses                30,176,000            27,362,000
                                                               -------------         -------------
                                                                  88,661,000            82,772,000
                                                               -------------         -------------


  Operating income                                                 1,143,000             1,966,000
                                                               -------------         -------------

  Other income:
     Interest income (net)                                           157,000                83,000
     Miscellaneous income (net)                                       58,000                ---
     Litigation settlement (net)                                   1,518,000                ---
                                                               -------------         -------------
                                                                   1,733,000                83,000
                                                               -------------         -------------


  Income before income taxes                                       2,876,000             2,049,000

  Income tax provision                                             1,049,000               748,000
                                                               -------------         -------------


  Net income                                                   $   1,827,000         $   1,301,000
                                                               =============         =============



  Basic earnings per share                                             $0.20                 $0.14
                                                               =============         =============

  Diluted earnings per share                                           $0.20                 $0.14
                                                               =============         =============



  Basic weighted average shares outstanding                        9,091,000             9,091,000
                                                               =============         =============

  Diluted weighted average shares outstanding                      9,276,000             9,154,000
                                                               =============         =============










  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                CACHE, INC. AND SUBSIDIARIES
                                               CONSOLIDATED INCOME STATEMENTS
                                               FOR THE THIRTEEN WEEKS ENDED
                                                           (Unaudited)


                                                                   June 30,             July 1,
                                                                     2001                2000
                                                               -------------         -------------
  Net sales                                                    $  45,613,000         $  43,824,000
                                                               -------------         -------------

  Costs and expenses
      Cost of sales, including occupancy and buying costs         29,529,000            28,466,000
      Selling, general and administrative expenses                15,249,000            13,867,000
                                                               -------------         -------------
                                                                  44,778,000            42,333,000
                                                               -------------         -------------


  Operating income                                                   835,000             1,491,000
                                                               -------------         -------------

  Other income:
     Interest income (net)                                            96,000                43,000
     Miscellaneous income (net)                                       58,000                ---
                                                               -------------         -------------
                                                                     154,000                43,000
                                                               -------------         -------------

  Income before income taxes                                         989,000             1,534,000

  Income tax provision                                               360,000               560,000
                                                               -------------         -------------


  Net income                                                   $     629,000         $     974,000
                                                               =============         =============


  Basic earnings per share                                             $0.07                 $0.11
                                                               =============         =============

  Diluted earnings per share                                           $0.07                 $0.11
                                                               =============         =============



  Basic weighted average shares outstanding                        9,091,000             9,091,000
                                                               =============         =============

  Diluted weighted average shares outstanding                      9,276,000             9,150,000
                                                               =============         =============


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                CACHE, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               FOR THE TWENTY-SIX WEEKS ENDED
                                                         (Unaudited)
                                                                  June 30,              July 1,
                                                                    2001                 2000
                                                               -------------         -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  -------------------------------------                       <c>                   <c>

  Net income                                                   $   1,827,000         $   1,301,000
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                              2,345,000             2,393,000
        Reversal of future rent escalations                         (104,000)              (87,000)
        Gain on litigation settlement                             (1,518,000)               ---

  Change in assets and liabilities:
  Decrease in receivables                                          2,899,000             1,106,000
  Decrease in notes receivable from related parties                  350,000                ---
  Decrease (increase) in prepaid income taxes and other tax assets   394,000              (457,000)
  Decrease (increase) in inventories                               1,842,000            (1,150,000)
  Increase  in prepaid expenses                                     (169,000)             (252,000)
  Decrease in accounts payable                                    (3,234,000)           (5,176,000)
  Decrease in accrued liabilities and accrued compensation        (1,493,000)           (1,037,000)
                                                               -------------         -------------

     Total changes in assets and liabilities                         589,000            (6,966,000)
                                                               -------------         -------------

  Net cash provided by (used in) operating activities              3,139,000            (3,359,000)
                                                               -------------         -------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  -------------------------------------
     Proceeds from property and equipment disposals                   83,000               ---
     Payments for property and equipment                          (1,627,000)           (2,830,000)
                                                               -------------         -------------

  Net cash used in investing activities                           (1,544,000)           (2,830,000)
                                                               -------------         -------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  -------------------------------------

     Other, net                                                       (7,000)               56,000
                                                               -------------         -------------
  Net cash (used in) provided by financing activities                 (7,000)               56,000
                                                               -------------         -------------

  Net increase (decrease) in cash and equivalents                  1,588,000            (6,133,000)
  Cash and equivalents, at beginning of period                     6,748,000             9,848,000
                                                               -------------         -------------
  Cash and equivalents, at end of period                       $   8,336,000         $   3,715,000
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

                                                   6

                              CACHE, INC.
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring to present fairly the financial position of the Company at June 30, 2001 (Fiscal 2001) and December 30, 2000 (Fiscal 2000), and the results of operations for the twenty-six and thirteen week periods ended June 30, 2001 and consolidated statements of cash flows for the twenty-six weeks then ended.

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


2.   BASIC AND DILUTED EARNINGS
     --------------------------

     Basic and diluted earnings per share has been computed based on the weighted average number of shares of common stock outstanding for the twenty-six and thirteen weeks ended June 30, 2001 and July 1, 2000.

     The approximate number of shares used in the computations of diluted earnings per share were 9,276,000 and 9,154,000, respectively, for the twenty-six week periods and 9,276,000 and 9,150,000, respectively, for the thirteen week periods ended June 30, 2001 and July 1, 2000. The approximate number of shares used in the computations of basic earnings per share were 9,091,000 for each of the twenty-six and thirteen week periods ended June 30, 2001 and July 1, 2000.

3.   PROPERTY AND EQUIPMENT
     ----------------------

                                       June 30,        December 30,
                                        2001             2000
                                     -----------       -----------

     Leasehold improvements          $19,520,000       $19,053,000
     Furniture, fixtures and
       equipment                      23,809,000        22,888,000
                                     -----------       -----------
                                      43,329,000        41,941,000

     Less: accumulated depreciation
       and amortization               27,627,000        25,344,000
                                     -----------       -----------

                                     $15,702,000       $16,597,000
                                     ===========       ===========


4.   ACCRUED LIABILITIES
     -------------------
                                       June 30,          December 30,
                                         2001                2000
                                      ----------         -----------

Operating Expenses                    $2,467,000         $2,581,000
Taxes, other than income taxes         1,012,000          1,628,000
Leasehold additions                       25,000            131,000
Other customer deposits                1,885,000          2,028,000
                                      ----------         ----------

                                      $5,389,000         $6,368,000
                                      ==========         ==========


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

     There was no outstanding balance on the line of credit at June 30, 2001, and December 30, 2000. There were no borrowings in the Fiscal period ended June 30, 2001 and July 1, 2000. In addition, there was approximately $200,000 in outstanding letters of credit, pursuant to the Revolving Credit Facility at June 30, 2001.

6.   INCOME TAXES
     ------------

     The effective tax rate for Fiscal 2001 and 2000 is 36.5%. At June 30, 2001 and December 30, 2000, the Company's deferred tax assets were $1,060,000 and $1,030,000, respectively, also, there was no deferred tax liability. The major components of the Company's net deferred taxes at June 30, 2001 and December 30, 2000 were as follows:

                                                   June 30,     December 30,
                                                     2001          2000
                                                  ----------    -----------

Net operating loss carryforwards ("NOL'S).......  $   56,000    $   56,000
Deferred rent...................................     690,000       733,000
Other...........................................     314,000       241,000
                                                  ----------    ----------

                                                  $1,060,000    $1,030,000
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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary need for capital is to finance new store merchandise inventories, as well as the construction of new stores and the renovation of existing stores. During the twenty-six weeks ended June 30, 2001, the Company generated cash totaling $3,139,000. The primary sources and uses of cash during the period were; a reduction in receivables ($2,899,000),reduction of inventory ($1,842,000) and cash flow from non-cash depreciation expenses ($2,345,000), which were used for the payment of accounts payable ($3,234,000), for the payment of accrued liabilities and compensation ($1,493,000) and to fund the Company's store expansion and remodeling program ($1,627,000). The Company had no bank borrowings during Fiscal 2001 and Fiscal 2000.

     The Company plans to open approximately ten new stores during 2001. All new stores are expected to be opened during the summer and fall of 2001. The Company renovated four existing stores during the first half of Fiscal 2001. After deducting construction allowances paid to the Company by its landlords, the Company has spent approximately $1,627,000 through June 30, 2001 and expects to spend between two and three million additional dollars during the second half of Fiscal 2001, for both new stores and existing store construction and remodeling. The Company closed two stores in the first half of Fiscal 2001, the closures had no material impact on earnings.

     Management believes that the Company's internally generated cash flows will be sufficient to meet anticipated requirements for operations and planned expansion during Fiscal 2001.


RESULTS OF OPERATIONS
---------------------

     Certain financial data concerning the Company's results of operations for the thirteen week periods ended June 30, 2001 and July 1, 2000 expressed as a percentage of net sales, are as follows:


                                 Twenty-six Weeks Ended   Thirteen Weeks Ended
                                 ----------------------   --------------------
                                  June 30,     July 1,      June 30,   July 1,
                                    2001        2000         2001       2000
                                 ---------    ---------   ----------   -------
Sales                              100.0%       100.0%       100.0%     100.0%
Cost of sales, including
 occupancy and buying expenses      65.1%        65.4%        64.7%      65.0%
Selling, general and
 administrative expenses            33.6%        32.3%        33.4%      31.6%
Other income                         1.9%          -           0.3%        -
Income before taxes                  3.2%         2.4%         2.2%       3.5%
Income tax provision                 1.2%         0.9%         0.8%       1.3%
Net income                           2.0%         1.5%         1.4%       2.2%



Sales
-----

     Net sales increased $5,066,000 or 6.0% and $1,789,000 or 4.1%, respectively, during the twenty-six and thirteen week periods ended June 30, 2001, versus the comparable periods in Fiscal 2000. The increases were primarily due to the greater number of stores open during the Fiscal 2001 periods. Comparable store sales increased 3.1% and 2.1%, respectively, for the twenty-six and thirteen week periods in Fiscal 2001, as compared to the comparable periods in Fiscal 2000.

Costs and expenses
------------------

     Cost of sales, including occupancy and buying costs, increased $3,075,000 or 5.6% for the thirteen weeks ended June 30, 2001, versus the similar Fiscal 2000 period. The increase was primarily due to the increase in sales and the related cost of merchandise for those sales, as well as a $713,000 increase in occupancy expenses, primarily due to the additional stores in operation during the Fiscal 2001 versus Fiscal 2000. As a percentage of sales, cost of sales, including the occupancy expenses, decreased 0.3%, (65.1% versus 65.4%) for the twenty-six week period ended June 30, 2001, versus the comparable period in Fiscal 2000. The decrease was primarily due to higher initial markups and was partially offset by higher occupancy and buying expenses, as well as an increase in markdowns taken in Fiscal 2001, as compared to Fiscal 2000.

     Cost of sales, including occupancy and buying costs, increased $1,062,000 or 3.7% for the thirteen weeks ended June 30, 2001, versus the similar Fiscal 2000 period. The increase was primarily due to the increase in sales and the related cost of the merchandise for those sales, and a $347,000 increase in occupancy, due to the additional stores in operation during Fiscal 2001 versus Fiscal 2000. As a percentage of sales, cost of sales, including occupancy and buying expenses, decreased 0.3% (64.7% versus 65.0%) for the thirteen weeks ended June 30, 2001, versus the comparable period in Fiscal 2000. The increase in initial markups in Fiscal 2001 was partially offset by higher occupancy and buying expenses, as well as an increase in markdowns in dollars, and as a percent of sales, as compared to the Fiscal 2000 period.

Selling, general and administrative expenses
--------------------------------------------

     Selling, general and administrative expenses ("S,G&A") increased $2,814,000 or 10.3% during the twenty-six week period ended June 30, 2001 versus the comparable period in Fiscal 2000. The increase was primarily due to the greater number of stores open in Fiscal 2001 as compared to Fiscal 2000. The increase in S,G&A expenses was due to greater payroll and payroll taxes ($2,259,000), travel expense ($143,000), insurance ($138,000), and advertising expense ($439,000) and was partially offset by savings in several other categories. As a percentage of sales, these expenses increased 1.3% (33.6% versus 32.3%) for the twenty-six weeks ended June 30, 2001 versus the similar Fiscal 2000 period.

     Selling, general and administrative expenses increased $1,382,000 or 10.0% during the thirteen weeks ended June 30, 2001, versus the comparable period in Fiscal 2000. The increase was primarily due to the greater number of stores open in Fiscal 2001, as compared to Fiscal 2000. The increase in S,G&A expenses was primarily due to greater payroll and payroll taxes ($1,126,000), credit card fees ($79,000) and advertising expense ($355,000) and was partially offset by reductions in depreciation expense ($103,000) and freight expense ($85,000).

Other Income
------------

     During the first quarter of Fiscal 2001, the Company recorded the settlement of a trademark litigation claim undertaken against a third party for $1,518,000, net of professional fees related to the lawsuit.


     Interest income increased $74,000 and $53,000, respectively, for the twenty-six and thirteen week periods ended June 30, 2001, due to an increase in average cash on hand.

Income taxes
------------

     The Company's effective tax rate is approximately 36.5% for Fiscal 2001 and Fiscal 2000.




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



                                      CACHE, INC.
                                      (Registrant)




August 14, 2001                    BY: /s/ Brian Woolf
                                      -------------------------
                                           Brian Woolf
                                      On behalf of Cache, Inc.
                                      and in his capacity as Chairman
                                      and Chief Executive Officer
                                      (Principal Executive Officer)





August 14, 2001                    BY: /s/ Victor J. Coster
                                      -------------------------
                                           Victor J. Coster
                                      On behalf of Cache, Inc.
                                      and in his capacity as Controller
                                      (Principal Accounting Officer)

                                         EXHIBIT 11.1
                     CALCULATION OF BASIC AND DILUTED EARNINGS PER SHARE

                             (In thousands except per share data)
                                            TWENTY-SIX                             THIRTEEN
                                            WEEKS ENDED                            WEEKS ENDED
                                   ----------------------------           ---------------------------
                                      June 30,        July 1,                June 30,        July 1,
                                        2001           2000                    2001           2000
                                   ----------------------------           ---------------------------
  EARNINGS
  --------
  Net Income Applicable
       to Common Stockholders      $  1,827,000    $  1,301,000           $    629,000   $    974,000
                                   ============================           ===========================


  BASIC EARNINGS PER SHARE
  ------------------------
  Weighted Average Number of
      Common Shares Outstanding       9,091,000       9,091,000              9,091,000      9,091,000
                                   ============================           ===========================

  Basic Earnings Per Share                $0.20           $0.14                  $0.07          $0.11
                                   ============================           ===========================


  DILUTED EARNINGS PER SHARE
  --------------------------
  Weighted Average Number of
      Common Shares Outstanding       9,091,000       9,091,000              9,091,000      9,091,000

  Assuming Conversion of
       Outstanding Stock Options        900,000         550,000                900,000        550,000

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method    (715,000)       (487,000)              (715,000)      (491,000)
                                   ----------------------------           ---------------------------

  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                     9,276,000       9,154,000              9,276,000      9,150,000
                                   ============================           ===========================

  Diluted Earnings Per Share              $0.20           $0.14                  $0.07          $0.11
                                   ============================           ===========================







