Form 10-Q
period 2001-09-30
CACHE INC
filed 2001-10-31
CIK 350199

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 29, 2001

                                   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from............... to ...............
Commission File Number: 0-10345

                            CACHE, INC.
-----------------------------------------------------------------
      (Exact name of registrant as specified in its Charter)

          Florida                          59-1588181
------------------------------     ------------------------------
(State or other jurisdiction of (IRS Employer Identification No.)
 incorporation or organization)

              1460 Broadway, New York, New York         10036
-----------------------------------------------------------------
             (Address of principal executive offices)  (zip code)

                          212-575-3200
       ----------------------------------------------------
       (Registrant's telephone number, including area code)


                             ------
-----------------------------------------------------------------
(Former name, address and former Fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X     NO
                             ----- ------


             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,091,338
--------------------------      -------------------------------
Class of Stock Outstanding      Outstanding at October 30, 2001

                 CACHE, INC. AND SUBSIDIARIES
                             INDEX




                                                              PAGE

CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS, SEPTEMBER 29, 2001
           DECEMBER 30, 2000 AND                                 3
           SEPTEMBER 30, 2000

STATEMENTS OF OPERATIONS
   THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001
          AND SEPTEMBER 30, 2000                                 4
   THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001
          AND SEPTEMBER 30, 2000                                 5


STATEMENTS OF CASH FLOWS
   THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001
          AND SEPTEMBER 30, 2000                                 6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           7-9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                        9-12


OTHER INFORMATION:
   EXHIBITS AND REPORTS ON FORM 8-K                             12
   SIGNATURES                                                   13
   EXHIBIT 11.1 - CALCULATION OF BASIC AND DILUTED
                  EARNINGS PER SHARE                            14


                                            CACHE, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)

                                                           September 29,       December 30,        September 30,
                                                               2001                2000                2000
 <s>                                                       -------------       -------------       -------------
  ASSETS
  Current Assets:
          Cash and cash equivalents                        $   6,126,000       $   6,748,000       $     957,000
          Receivables                                          3,467,000           3,258,000           2,293,000
          Notes receivable from related parties                  371,000             721,000             250,000
          Inventories                                         27,149,000          24,123,000          29,438,000
          Prepaid income taxes and other tax assets            1,307,000           1,072,000           1,732,000
          Prepaid expenses                                       949,000             906,000             622,000
                                                           -------------       -------------       -------------
               Total Current Assets                           39,369,000          36,828,000          35,292,000


  Property and equipment, net                                 15,801,000          16,597,000          16,974,000

  Other assets                                                   862,000             869,000             879,000
  Deferred income taxes                                          745,000             757,000             693,000
                                                           -------------       -------------       -------------
               Total  Assets                               $  56,777,000       $  55,051,000       $  53,838,000
                                                           =============       =============       =============


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
          Accounts payable                                 $  15,077,000       $  12,316,000       $  14,929,000
          Accrued compensation                                   976,000           1,979,000             747,000
          Accrued liabilities                                  5,603,000           6,368,000           4,769,000
                                                           -------------       -------------       -------------
               Total Current Liabilities                      21,656,000          20,663,000          20,445,000
                                                           -------------       -------------       -------------


  Other liabilities                                            1,295,000           1,380,000           1,423,000

  Commitments and contingencies


  STOCKHOLDERS' EQUITY

         Common stock, par value $.01; authorized, 20,000,000
           shares; issued and outstanding 9,091,338 shares        91,000              91,000              91,000
         Additional paid-in capital                           19,564,000          19,564,000          19,564,000
         Retained earnings                                    14,171,000          13,353,000          12,315,000
                                                           -------------       -------------       -------------
              Total Stockholders' Equity                      33,826,000          33,008,000          31,970,000
                                                           -------------       -------------       -------------
              Total Liabilities and Stockholders' Equity   $  56,777,000       $  55,051,000       $  53,838,000
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

                                                      3


                                         CACHE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                       FOR THE THIRTY-NINE WEEKS ENDED
                                                 (Unaudited)


                                                             September 29,        September 30,
                                                                 2001                 2000
                                                           ---------------       ---------------

  Net sales                                                $   127,663,000       $   122,726,000
                                                           ---------------       ---------------

  Costs and expenses
      Cost of sales, including occupancy and buying costs       83,485,000            81,436,000
      Selling, general and administrative expenses              44,673,000            41,286,000
                                                           ---------------       ---------------
                                                               128,158,000           122,722,000
                                                           ---------------       ---------------

  Operating income (loss)                                         (495,000)                4,000

  Other income :
     Interest income (net)                                         212,000                99,000
     Miscellaneous income (net)                                     51,000                ---
     Litigation settlement (net)                                 1,518,000                ---
                                                           ---------------       ---------------

  Income before income taxes                                     1,286,000               103,000

  Income tax provision                                             468,000                38,000
                                                           ---------------       ---------------

  Net income                                               $       818,000       $        65,000
                                                           ===============       ===============



  Basic earnings per share                                           $0.09                 $0.01
                                                           ===============       ===============

  Diluted earnings per share                                         $0.09                 $0.01
                                                           ===============       ===============



  Basic weighted average shares outstanding                      9,091,000             9,091,000
                                                           ===============       ===============

  Diluted weighted average shares outstanding                    9,236,000             9,136,000
                                                           ===============       ===============




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                                       CACHE, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                       FOR THE THIRTEEN WEEKS ENDED
                                              (Unaudited)


                                                             September 29,         September 30,
                                                                 2001                  2000
                                                           ---------------       ---------------
  Net sales                                                $    37,859,000       $    37,988,000
                                                           ---------------       ---------------

  Costs and expenses
      Cost of sales, including occupancy and buying costs       25,000,000            26,026,000
      Selling, general and administrative expenses              14,497,000            13,924,000
                                                           ---------------       ---------------
                                                                39,497,000            39,950,000
                                                           ---------------       ---------------


  Operating loss                                                (1,638,000)           (1,962,000)

  Other income:
     Interest income (net)                                          55,000                16,000
     Miscellaneous income (net)                                     (7,000)               ---
                                                           ---------------       ---------------

  Loss before income tax benefit                                (1,590,000)           (1,946,000)

  Income tax benefit                                              (581,000)             (710,000)
                                                           ---------------       ---------------

  Net loss                                                 $    (1,009,000)      $    (1,236,000)
                                                           ===============       ===============




  Basic loss per share                                              ($0.11)              ($0.14)
                                                           ===============       ==============

  Diluted loss per share                                            ($0.11)              ($0.14)
                                                           ===============       ==============



  Basic weighted average shares outstanding                      9,091,000            9,091,000
                                                           ===============       ==============

  Diluted weighted average shares outstanding                    9,091,000            9,091,000
                                                           ===============       ==============




  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                         CACHE, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE THIRTY-NINE WEEKS ENDED
                                                 (Unaudited)

                                                             September 29,       September 30,
                                                                 2001                2000
                                                            --------------       -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:                    <c>                  <c>
  -------------------------------------

  Net income                                                $      818,000       $      65,000
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                            3,572,000           3,580,000
        Reversal of future rent escalations                       (151,000)           (123,000)
        Gain on litigation settlement                           (1,518,000)            ---

  Change in assets and liabilities:
  ---------------------------------

  Decrease in receivables                                        1,891,000             454,000
  Decrease in notes receivable from related parties                350,000             ---
  Increase in inventories                                       (3,026,000)         (5,039,000)
  Increase in prepaid income taxes and other tax assets           (223,000)         (1,305,000)
  Decrease (increase) in prepaid expenses                          (43,000)            102,000
  Increase (decrease) in accounts payable                        2,761,000          (1,382,000)
  Decrease in accrued liabilities and accrued compensation      (2,387,000)         (1,360,000)
                                                            --------------       -------------

     Total changes in assets and liabilities                      (677,000)         (8,530,000)
                                                            --------------       -------------

  Net cash provided by (used in) operating activities            2,044,000          (5,008,000)
                                                            --------------       -------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  -------------------------------------

     Proceeds from property and equipment disposals                 83,000             ---
     Payments for property and equipment                        (2,739,000)         (3,903,000)
                                                            --------------       -------------

  Net cash used in investing activities                         (2,656,000)         (3,903,000)
                                                            --------------       -------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  -------------------------------------

     Long-term bank debt additional borrowings                      ---              4,100,000
     Long-term bank debt principal repayments                       ---             (4,100,000)
     Other, net                                                    (10,000)             20,000
                                                            --------------       -------------
  Net cash provided by (used in) financing activities              (10,000)             20,000
                                                            --------------       -------------

  Net decrease in cash and cash equivalents                       (622,000)         (8,891,000)
  Cash and cash equivalents, at beginning of period              6,748,000           9,848,000
                                                            --------------       -------------
  Cash and cash equivalents, at end of period               $    6,126,000       $     957,000
                                                            ==============       =============



  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                   CACHE, INC.
               CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring to present fairly the financial position of the Company at September 29, 2001(Fiscal 2001) and December 30, 2000 (Fiscal 2000), and the results of operations for the thirty-nine and thirteen week periods ended September 29, 2001 and the consolidated statements of cash flows for the thirty-nine weeks then ended.

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


2.   BASIC AND DILUTED EARNINGS
     --------------------------

     Basic and diluted earnings per share has been computed based on the weighted average number of shares of common stock outstanding for the thirty-nine and thirteen weeks ended September 29, 2001 and September 30, 2000.

     The approximate number of shares used in the computations of diluted earnings per share were 9,236,000 and 9,136,000, for the thirty-nine week periods and 9,091,000 and 9,091,000 for the thirteen week periods ended September 29, 2001 and September 30, 2000, respectively. The approximate number of shares used in the computations of basic earnings per share were 9,091,000 for each of the thirteen week periods ended September 29, 2001 and September 30, 2000.

3.   PROPERTY AND EQUIPMENT
     ----------------------
                                     September 29,     December 30,
                                         2001              2000
                                     -------------     -------------

     Leasehold improvements          $  20,094,000     $  19,053,000
     Furniture, fixtures and
       equipment                        24,556,000        22,888,000
                                     -------------     -------------
                                        44,650,000        41,941,000
     Less: accumulated depreciation
       and amortization                 28,849,000        25,344,000
                                     -------------     -------------

                                     $  15,801,000     $  16,597,000
                                     =============     =============


4.   ACCRUED LIABILITIES
     -------------------
                                     September 29,     December 30,
                                         2001              2000
                                     -------------     -------------

     Operating Expenses              $   2,380,000     $   2,581,000
     Taxes, other than income taxes      1,194,000         1,628,000
     Leasehold additions                   234,000           131,000
     Other customer deposits             1,795,000         2,028,000
                                     -------------     -------------

                                     $   5,603,000     $   6,368,000
                                     =============     =============


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

     There was no outstanding balance on the line of credit at September 29, 2001, and December 30, 2000. There were no borrowing in the fiscal period ended September 29, 2001. During the Fiscal period ended September 30, 2000, the Company borrowed and repaid a total of $4,100,000. In addition, there was approximately $375,000 in outstanding letters of credit, pursuant to the Revolving Credit Facility at September 29, 2001.

6.   INCOME TAXES
     ------------

     The effective tax rate for Fiscal 2001 and 2000 is 36.5%. At September 29, 2001 and December 30, 2000, the Company's deferred tax assets were $1,031,000 and $1,030,000, respectively, also, there was no deferred tax liability. The major components of the Company's net deferred taxes at September 29, 2001 and December 30, 2000 are as follows:


                                               September 29,    December 30,
                                                   2001             2000
                                               -------------    -----------

Net operating loss carryforwards ("NOL'S)..... $      56,000    $    56,000
Deferred rent ...............................        671,000        733,000
Other .......................................        304,000        241,000
                                               -------------    -----------
                                               $   1,031,000    $ 1,030,000
                                               =============    ===========


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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary need for capital is to finance new store merchandise inventories, as well as the construction of new stores and the renovation of existing stores. During the thirty-nine weeks ended September 29, 2001, the Company used cash ($622,000), a reduction in receivables ($1,891,000), cash flow from non-cash depreciation expenses ($3,572,000) and an increase in accounts payable ($2,761,000); to fund inventory purchases ($3,026,000), to fund the Company's store expansion and remodeling program ($2,739,000), as well as to pay accrued liabilities ($2,387,000) and make income tax payments ($223,000). The Company had no bank borrowings during Fiscal 2001.

     The Company plans to open approximately ten new stores during 2001. The Company has opened four new Cache stores in Fiscal 2001, and expects to open five additional stores during the fourth quarter of 2001. The Company also opened one new Lillie Rubin store in Fiscal 2001. After deducting construction allowances paid to the Company by its landlords, the Company has spent approximately $2,739,000 through September 29, 2001 and expects to spend approximately $1,500,000 additional dollars during the fourth quarter of Fiscal 2001, for both new store and existing store construction and remodeling. The Company closed two stores during Fiscal 2001, the closures had no material impact on earnings.

     Management believes that the Company's internally generated cash flows will be sufficient to meet anticipated requirements for operations and planned expansion during Fiscal 2001.


RESULTS OF OPERATIONS
---------------------

     Certain financial data concerning the Company's results of operations for the thirty-nine and thirteen week periods ended September 29, 2001 and September 30, 2000 expressed as a percentage of net sales, are as follows:


                              Thirty-Nine Weeks Ended   Thirteen Weeks Ended
                              -----------------------   --------------------
                                Sept.29,     Sept. 30,   Sept.29,   Sept.30,
                                  2001         2000        2001        2000
                              ----------     --------   ---------   --------
Sales                            100.0%        100.0%     100.0%      100.0%
Cost of sales, including
occupancy and buying expenses     65.4%         66.4%      66.0%       68.5%
Selling, general and
administrative expenses           35.0%         33.6%      38.3%       36.7%
Income (loss) before taxes         1.0%          0.1%     ( 4.2%)     ( 5.1%)
Income tax provision (benefit)     0.4%          0.0%     ( 1.5%)     ( 1.9%)
Net income (loss)                  0.6%          0.1%     ( 2.7%)     ( 3.2%)


Sales
-----

     Net sales increased $4,937,000 or 4.0% and decreased $129,000 or 0.3% respectively, during the thirty-nine and thirteen week periods ended September 29, 2001, versus the comparable periods in Fiscal 2000. The increases during the thirty-nine week period were primarily due to the greater number of stores open during the Fiscal 2001 period, as well as an increase in comparable store sales during the Fiscal 2001 periods. Comparable store sales increased 1.8% for the thirty-nine and week period and decreased 1.3% for the thirteen week period in Fiscal 2001, as compared to the comparable periods in Fiscal 2000.

Costs and expenses
------------------

     Cost of sales, including occupancy and buying costs, increased $2,049,000 or 2.5% for the thirty-nine weeks ended September 29, 2001, versus the similar period in Fiscal 2000. The increase was primarily due to the increase in occupancy expenses of $1,070,000, due to the additional stores in operation during the Fiscal 2001 versus Fiscal 2000. As a percentage of sales, cost of sales, including the occupancy expenses, decreased 1.0%, (65.4% versus 66.4%) for the thirty-nine week period ended September 29, 2001, versus the comparable period in Fiscal 2000. The decrease was primarily due to higher initial mark-up in Fiscal 2001, as compared to the Fiscal 2000 period.

     Cost of sales, including occupancy and buying costs, decreased $1,026,000 or 4.0% for the thirteen weeks ended September 29, 2001, versus the similar Fiscal 2000 period. The decrease was primarily due to the decrease in merchandise cost of $1,548,000, partially offset by an increase in occupancy expenses of $357,000, due to the additional stores in operation during Fiscal 2001 versus Fiscal 2000. As a percentage of sales, cost of sales, including occupancy and buying expenses, decreased 2.5% (66.0% versus 68.5%) for the thirteen weeks ended September 29, 2001, versus the comparable period in Fiscal 2000. The decrease was primarily due to higher higher initial mark-up in Fiscal 2001, as compared to the Fiscal 2000 period.


Selling, general and administrative expenses
--------------------------------------------

     Selling, general and administrative expenses ("S,G & A") increased $3,387,000 or 8.2% during the thirty-nine week period ended September 29, 2001 versus the comparable period in Fiscal 2000. The increase was primarily due to the greater number of stores open in Fiscal 2001 as compared to Fiscal 2000. The increase in several expense categories was primarily due to greater payroll and payroll taxes ($2,959,000), insurance ($214,000), licenses and taxes ($136,000), and advertising expense ($564,000), was partially offset by a reduction in professional fees ($422,000), as well as savings in other expense categories. As a percentage of sales, these expenses increased, 1.4% (35.0% versus 33.6%) for the thirty-nine weeks ended September 29, 2001 versus the similar Fiscal 2000 period. The increase was primarily due to the effect of higher payroll and payroll taxes, which were primarily driven by the greater number of stores open during the Fiscal 2001 period.

     Selling, general and administrative expenses increased $573,000 or 4.1% during the thirteen weeks ended September 29, 2001, versus the comparable period in Fiscal 2000. The increase was primarily due to the greater number of stores open in Fiscal 2001 as compared to Fiscal 2000. The increase in certain expense categories was primarily due to greater payroll and payroll taxes ($700,000), insurance ($76,000), licenses and taxes ($56,000) and advertising ($125,000) was partially offset by a reduction in professional fees ($224,000), as well as savings in other expense categories. As a percentage of sales, these expenses increased 1.6% (38.3% versus 36.7%) for the thirteen weeks ended September 29, 2001 versus the similar Fiscal 2000 period. The increase was due primarily to the effect of higher payroll and payroll taxes, as stated above.

Other Income
------------

     During the first quarter of Fiscal 2001, the Company recorded the settlement of a trademark litigation claim undertaken against a third party for $1,518,000, net of professional fees related to the lawsuit.

     Interest income increased $113,000 and $39,000, respectively, for the thirty-nine and thirteen week periods ended September 29, 2001, due to an increase in average cash on hand.



Income taxes
------------

     The Company's effective tax rate is approximately 36.5% for Fiscal 2001 and Fiscal 2000.





PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The annual meeting of shareholders of the Company was held on October 2, 2001.

          (b) All members of the current Board of Directors were re-elected as such for the next ensuing year. The names of each elected Directors are: Andrew Saul, Joseph Saul, Morton Schrader, Mark Goldberg, Mae Soo Hoo, Thomas Reinckens, Roy Smith and Brian Woolf.


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





                                      CACHE, INC.
                                     (Registrant)







October 30, 2001                 BY: /s/ Brian Woolf
                                     ----------------------
                                         Brian Woolf
                                         Chairman and Chief
                                         Executive Officer
                                        (Principal Executive
                                         Officer)







October 30, 2001                 BY: /s/ Victor J. Coster
                                     ------------------------
                                         Victor J. Coster
                                         Treasurer
                                        (Principal Accounting
                                         Officer)



                                              EXHIBIT 11.1
                       CALCULATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE

                                    (In thousands except per share data)


                                                        THIRTY- NINE                          THIRTEEN
                                                         WEEKS ENDED                          WEEKS ENDED
                                                ------------------------------     ------------------------------
                                                September 29,    September 30,     September 29,    September 30,
                                                    2001             2000               2001            2000
 <s>                                            ------------------------------     ------------------------------
  EARNINGS                                     <c>              <c>               <c>              <c>
  --------
  Net Income (Loss) Applicable
       to Common Stockholders                   $    818,000     $     65,000      $ (1,009,000)    $ (1,236,000)
                                                ==============================     ==============================


  BASIC EARNINGS PER SHARE
  ------------------------
  Weighted Average Number of
      Common Shares Outstanding                    9,091,000        9,091,000         9,091,000        9,091,000
                                                ==============================     ==============================

  Basic Earnings (Loss) Per Share                      $0.09            $0.01            ($0.11)          ($0.14)
                                                ==============================     ==============================


  DILUTED EARNINGS PER SHARE
  --------------------------
  Weighted Average Number of
      Common Shares Outstanding                    9,091,000        9,091,000         9,091,000        9,091,000

  Assuming Conversion of
       Outstanding Stock Options                     900,000          550,000           ---              ---

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method                 (755,000)        (505,000)          ---              ---
                                                ------------------------------     ------------------------------


  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                                  9,236,000        9,136,000         9,091,000        9,091,000
                                                ==============================     ==============================

  Diluted Earnings (Loss) Per Share                    $0.09            $0.01            ($0.11)          ($0.14)
                                                ==============================     ==============================





