Form 10-K405
period 2001-12-29
CACHE INC
filed 2002-03-28
CIK 350199

SECURITIES AND EXCHANGE COMMISSION
			 WASHINGTON, D.C. 20549
				FORM 10-K
(Mark One)
  X   Annual Report pursuant to Section 13 or 15 (d) of the Securities
------
      Exchange Act of 1934 (No fee required)
     For the fiscal year ended                        December 29, 2001
				    or

      Transition Report pursuant to Section 13 or 15(d) of the Securities
------
       Exchange Act of 1934 (No fee required)

		      Commission file number 0-10345
					     -------

				   Cache, Inc.
----------------------------------------------------------------------------
	      (Exact name of registrant as specified in its charter)

	  Florida                                      59-1588181
------------------------------            ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization

	    1460 Broadway, New York, New York           10036
----------------------------------------------------------------------------
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

		       Yes    X            No
			    ------            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

As of February 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price in the NASDAQ National Market)was approximately $15.2 million.

As of February 28, 2002, 9,091,338 common shares were outstanding.


		   DOCUMENTS INCORPORATED BY REFERENCE

Certain information included in the Registrant's Proxy Statement to be filed in connection with its 2002 Annual Meeting of Stockholders has been incorporated by reference into Part III (Items 10, 11, 12, and 13) of this report on Form 10-K.

			       CACHE, INC.

			 FORM 10-K ANNUAL REPORT

			     DECEMBER 29, 2001

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

GENERAL
-------

     Cache, Inc. (together with its subsidiaries, the "Company") is a specialty retailer which operates stores and an on-line e-commerce web-site (www.cache.com), which sells women's apparel and accessories under the trade names Cache and Lillie Rubin. As of February 28, 2002, the Company operated 222 stores. The Company operates using two formats:

     CACHE. Founded in 1975, Cache stores specialize in the sale of fashion women's apparel (including dresses and sportswear), as well as accessories, in the better to expensive price range, focusing on social occasion dressing from informal get-togethers to formal black-tie affairs. At February 28, 2002, the Company operated 197 Cache stores. The Company plans to add approximately ten new Cache stores in Fiscal 2002.

     LILLIE RUBIN. The Company acquired the leases of 12 Lillie Rubin stores in August 1998. Lillie Rubin offers sophisticated high fashion women's apparel (primarily dresses) and accessories, in the better to expensive price range, focusing on special occasion dressing. In January 2000, the Company acquired the leases of seven additional stores. The Company also opened 6 additional new stores during the fall of Fiscal 2000. At February 28, 2002 the Company operated 25 Lillie Rubin stores. The Company will open approximately five new Lillie Rubin stores in Fiscal 2002.

     The Company's stores currently operate in 39 states, as well as in Puerto Rico. Stores are concentrated in large metropolitan and suburban areas and are located in the finest shopping malls in the country. The typical store averages 2,000 square feet and sells better sportswear, evening wear and upscale accessories.

     The Company was incorporated in the state of Florida on April 25, 1975. The Company's principal executive offices are located at 1460 Broadway, New York, New York 10036 and its telephone number is (212) 575-3200.

MERCHANDISING
-------------

     The Company's merchandise assortment in the Cache store format is classified under three major categories: sportswear, dresses and accessories. The sportswear classification is the largest segment of merchandise. It encompasses sportswear separates, casual wear, collections, day and evening suitings. Average sportswear price points range from $40 to $350. The dress category includes both long and short dresses, available primarily for after five and social occasion dressing. The dress category also includes, to a lesser degree, day dress classifications. Average price points of Cache's dresses range from $125 to approximately $450. Cache accessories focus on key classifications including jewelry, belts, hats and handbags. The average price points on accessories range from $40 to $150. Gross margins do not vary significantly between the three major merchandise categories. Sales by category, (as a percent of total sales), have not varied significantly over the past several years. Fully allocated gross profit percentages by classification have not varied significantly by year.

     The Lillie Rubin stores carry merchandise assortments under the same three categories, dresses, sportswear and accessories. However, Lillie Rubin stores offer more dresses than a typical Cache store and at price points approximately 25% higher than Cache. The Lillie Rubin customer tends to be more mature and has more disposable income than the average Cache customer.

     The following table sets forth the percentage of net sales by merchandise classification;

				   Fiscal         Fiscal         Fiscal
Merchandise Classification          2001           2000           1999
--------------------------         ------         ------         ------

Sportswear                          64.6%          63.7%          62.7%
Dresses                             27.0%          28.0%          29.3%
Accessories                          8.4%           8.3%           8.0%
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

     During Fiscal 2001, the Company reduced the number of suppliers it does business with to less than 300 vendors. In addition, the Company negotiated improved pricing for merchandise by commiting to base fabric strategies with its manufacturers resulting in higher gross margins. During Fiscal 2000, the Company purchased merchandise from more than 500 suppliers located in North America, Europe and Asia.

     In Fiscal 2001, the Company purchased approximately 98% of the merchandise sold from domestic vendors and approximately 2% from foreign vendors. At the present time, the Company does not anticipate purchasing more than 10% of the merchandise from foreign vendors in 2002. The Company's importing operations are subject to the contingencies generally associated with foreign operations, including fluctuations in currency values, customs duty increases and quota limitations. These importing contingencies have not had nor are expected to have a material impact on the Company's operating results.


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

STORE LOCATION AND EXPANSION
----------------------------

     As of February 28, 2002, the Company operated 222 stores located in 39 states, as well as Puerto Rico. The following table sets forth the stores that were open as of such date and the states in which such stores are located.

     Cache stores:
     -------------

     Alabama        4     Louisiana      4    Oklahoma         2
     Arizona        3     Maryland       5    Oregon           2
     Arkansas       1     Massachusetts  6    Pennsylvania     7
     California    19     Michigan       5    Rhode Island     2
     Colorado       2     Minnesota      1    South Carolina   3
     Connecticut    4     Mississippi    1    Tennessee        5
     Delaware       1     Missouri       1    Texas           16
     Florida       28     Nebraska       1    Virginia         5
     Georgia        6     Nevada         6    Washington       3
     Hawaii         2     New Jersey    11    West Virginia    1
     Illinois       6     New Mexico     1    Wisconsin        1
     Indiana        2     New York      11    Puerto Rico      1
     Kansas         2     North Carolina 5
     Kentucky       2     Ohio           9
					      Totals         197
							     ===

     Lillie Rubin stores:
     --------------------

     Alabama        1     Louisiana      1   Ohio              1
     Arizona        1     Michigan       1   Pennsylvania      1
     Colorado       1     Nevada         1   Tennessee         1
     Florida        9     New Jersey     1   Texas             3
     Georgia        2     North Carolina 1
					     Totals           25
							      ==


     The Company opened one new Lillie Rubin store and nine new Cache stores in 2001. The Company expects to open approximately ten Cache stores and approximately five Lillie Rubin stores during 2002, depending on business conditions. The Company continually reviews locations for possible new stores. Store locations are selected on the basis of several factors, including selection of a dominant fashion mall or malls within a specific geographic area, demographics, principal and "anchor" stores in the mall, location of the store within the mall, the types of other specialty stores located in the mall and terms of the lease. The following table presents information reflecting store openings and closings over the last five years:

	 Stores   Stores          Stores       Stores
	 Open at  Opened          Closed       Open at
	 beg.of   during          during       end of              Total
Fiscal   Fiscal   Fiscal Year   Fiscal Year  Fiscal Year           square
year      year    Cache  L.R.   Cache L.R.   Cache L.R.   Totals   footage
------   -------  -----  ----   ----- ----   ----- ----   ------   -------

1997      161       8     -       -    -      169    -     169     351,000
1998      169       4    12       1    -      172   12     184     390,000
1999      184      13     6       2    -      183   18     201     424,000
2000      201       8     8       1    1      190   25     215     448,000
2001      215       9     1       2    1      197   25     222     460,000

     During 2001, the Company spent approximately $1,896,000 to remodel eleven stores. The Company expects to continue remodeling selected stores during 2002. Most store remodels take from four to six weeks to complete, but rarely require closing the store. The Company spent $861,000 (3 stores) and $1,224,000 (5 stores) on remodeling, in Fiscal 2000 and 1999, respectively. The Company closed three stores in 2001, two stores in 2000 and two stores in 1999. None of the store closings had a material effect on the Company's financial statements.

     The Company currently has 460,000 square feet of store space as of February 28, 2002 including 12,000 square feet of store space added during Fiscal 2001. The Company also added 24,000 and 34,000 square feet of store space in Fiscal 2000 and 1999, respectively. During Fiscal 2002, the Company expects to open approximately ten new Cache stores, as well as approximately five new Lillie Rubin stores, which would add approximately 30,000 square feet of store space, bringing total store square footage to approximately 500,000 square feet. See "Management's Discussion and Analysis - Liquidity and Capital Resources" for a discussion of the restrictions on capital expenditures in the Company's Revolving Credit Agreement.

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


STORE OPERATIONS
----------------

     Control over store operations is the responsibility of the Executive Vice President of Store Operations, who is assisted by three Regional Vice Presidents and 23 District Managers. A typical store is staffed by a manager, co-manager, an assistant manager and a number of full and part-time sales personnel. Special emphasis is placed on the recruitment of fashion-conscious and career-oriented sales personnel. The Company trains the majority of new store managers in designated training stores. The Company trains most new store sales personnel on the job, stressing the Company's concept of fashion and responsiveness to customer needs. Store personnel are provided centralized guidance on merchandising presentation including regular updates on fashion trends in the coming seasons.

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

     In August 1999, the Company launched the Company's on-line e-commerce and fashion web site www.cache.com. The Company has periodically modified
		     -------------
the website to reflect changing technology. The latest version was launched in March 2002 and captured elements of the Company's latest marketing campaign.

ADVERTISING AND PROMOTION
-------------------------

     The Company's primary marketing tools are advertisements in print media and direct mailings. Over the years, the Company has advertised in such national fashion magazines as In Style and Vogue. The Company spent $1,742,000, $799,000 and $517,000 for advertising, net of any reimbursements in Fiscal 2001, 2000 and 1999, respectively. The Company increased its commitment to advertising exposure in Fiscal 2001 and plans to further expand advertising exposure in Fiscal 2002. Cache plans to spend in excess of $3.0 million in both print media and direct mailings in Fiscal 2002 and for the first time to post outdoor advertising in selected markets.

EMPLOYEE RELATIONS
------------------

     As of February 28, 2002, the Company had approximately 1,775 employees, of whom 975 were full-time employees and 800 were part-time employees. None of these employees are represented by a labor union. The company considers its employee relations to be satisfactory.


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

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

     The Company's executive officers are as follows:

  Name                 Age      Position
 -----------------     ---      -----------------------------------------

 Brian Woolf           53       Chairman of the Board/
				Chief Executive Officer and Director

 Thomas Reinckens      48       President/
				Chief Operating Officer and Director

 Roy Smith             63       Executive Vice President/
				Director of Store Operations and Director

 Mae Soo Hoo           47       Executive Vice President/General
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

     Thomas Reinckens joined the Company in February 1987 as Controller, and was appointed Vice President/Chief Financial Officer on November 30,1989. He was appointed to the Board of Directors on February 27, 1993. Mr. Reinckens was appointed Executive Vice President on September 13, 1995. He was appointed President and Chief Operating Officer on October 4, 2000.

     Roy Smith joined the Company on December 30, 1986 as Vice
President/Director of Store Operations and was appointed Executive Vice President in October 1990. He was appointed to the Board of Directors on February 27, 1993.

     Mae Soo Hoo joined the Company in February 1987 as a Vice President of Merchandising. She was also appointed to the Board of Directors on September 13, 1995 and was appointed Executive Vice President/General Merchandise Manager on that date. She was appointed Executive Vice President/ General Merchandise Manager of Lillie Rubin on October 4, 2000.

ITEM 2. PROPERTIES

     All but 2 of the Company's 222 stores are located in shopping malls. Existing stores contain from approximately 900 to 3,900 square feet, with the typical store averaging 2,000 square feet. The Company conducts all of its retail operations in leased facilities. Rental terms usually include a fixed minimum rent plus a percentage rent based on sales in excess of a specified amount. In addition, there is generally a charge incurred for one or more of the following: common area maintenance, utility consumption, promotional activities and/or advertising, insurance and real estate taxes. The leases expire at various dates through 2013. The Company renegotiated lease terms on approximately 25 stores in 2001, 20 leases of which were due to expire in 2002. The Company has several leases which contain fixed escalation clauses which are reflected in the financial statements over the life of each lease.

     For further information with respect to leased facilities, see Item 1, "Stores", Note 8 of the Notes to Consolidated Financial Statements and the tables below.

     The following table shows the number of leases for stores in operation as of February 28, 2002, which expire during the periods indicated.


					     Number of Leases Expiring
					     -------------------------
						     Lillie
		Fiscal Years Ending          Cache   Rubin   Totals
		-------------------          -----   ------  ------

		Present - 2004.....            54      8       62
		2005 - 2007........            74      3       77
		2008 - 2010........            36      9       45
		2011 - 2013........            33      5       38
					     -----   ------  ------
					      197     25      222
					     =====   ======  ======


     The Company's corporate office is an 11,900 square foot facility located at 1460 Broadway in New York City pursuant to a ten-year lease which expires in 2004.

ITEM 3. LEGAL PROCEEDINGS

     The Company recorded a one-time benefit of $1,518,000 related to the settlement of a lawsuit during the first quarter of Fiscal 2001. The lawsuit involved alleged trademark infringement by a third party.

     The Company is a party to various lawsuits arising in the ordinary course of its business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on the liquidity or operating results of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 29, 2001.




				PART II
				-------


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
	 MATTERS

    (a) The principal market in which the Company's Common Stock is being traded is the NASDAQ National Market System. The stock symbol is CACH. The price range of the high and low bid information for the Company's Common Stock during 2001 and 2000, by fiscal quarters, are as follows:



			   Fiscal 2001              Fiscal 2000
		       ----------------         -----------------
Fiscal Period            High       Low           High       Low
-------------          ------     -----         ------     ------

First Quarter          $ 5.00     $ 2.59        $ 6.75     $ 3.56

Second Quarter         $ 4.54     $ 3.00        $ 5.38     $ 3.31

Third Quarter          $ 4.50     $ 3.06        $ 4.63     $ 2.66

Fourth Quarter         $ 3.80     $ 3.15        $ 3.25     $ 1.72



     Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

    (b) As of February 28, 2002, there were approximately 600 holders of record of the Company's Common Stock.

    (c) The Company has not declared any cash dividends during the past three years with respect to its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6.   SELECTED FINANCIAL DATA

     The following Selected Consolidated Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.



								   CACHE, INC. AND SUBSIDIARIES
								 STORE DATA AND OPERATING RESULTS
								    FISCAL YEAR ENDED     (1)
						 ------------------------------------------------------------------
						 DECEMBER 29,  DECEMBER 30,   JANUARY 1,   JANUARY 2,  DECEMBER 27,
						     2001          2000          2000       1999  (1)      1997
						 ------------------------------------------------------------------
						       (in thousands, except store and per share data) (2)
STORE DATA:
------------------------------------             <c>           <c>           <c>          <c>          <c>

  # OPEN AT END OF PERIOD                              222           215           201          184          169

  # OPEN AT BEGINNING OF PERIOD                        215           201           184          169          161

  # OPENED DURING PERIOD                                10            16            19           16            8

  # CLOSED DURING PERIOD                                 3             2             2            1           --

  AVERAGE SALES PER SQUARE  FOOT (3)                  $408          $409          $400         $403         $397

  COMPARABLE STORE SALES INCREASE (4)                 FLAT            3%            5%           2%           1%


OPERATING RESULTS:
-------------------------------------


  NET SALES                                       $179,899      $176,470      $161,373     $146,831     $135,791
						 ------------------------------------------------------------------
  GROSS INCOME                                      63,553        59,022        56,228       51,572       46,599

  STORE OPERATING, GENERAL AND
    ADMINISTRATIVE EXPENSES                         60,218        57,309        50,021       44,975       42,417
						 ------------------------------------------------------------------
  OPERATING INCOME                                   3,335         1,713         6,207        6,597        4,182

  OTHER INCOME (5)                                   1,858            64           286          227           42
  INTEREST EXPENSE                                    ---            (40)         (134)        (154)        (214)
						 ------------------------------------------------------------------

  INCOME BEFORE INCOME TAXES                         5,193         1,737         6,359        6,670        4,010

  INCOME TAX PROVISION                               1,895           634         2,350        2,735        1,645
						 ------------------------------------------------------------------
  NET INCOME                                        $3,298        $1,103        $4,009       $3,935       $2,365
						 ==================================================================


EARNINGS  PER  SHARE:
-------------------------------------

  BASIC EARNINGS PER SHARE                           $0.36         $0.12         $0.44        $0.43        $0.26

  DILUTED EARNINGS PER SHARE                         $0.36         $0.12         $0.43        $0.43        $0.26

  DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING(2)     9,229         9,224         9,305        9,170        9,103




FOOTNOTES
---------
(1) - Results for the Fiscal year ended January 2, 1999 include 53 weeks. Results for all other periods presented include 52 weeks.

(2) - Weighted average shares for the Fiscal years ended December 29, 2001, December 30, 2000, January 1, 2000, January 2,1999 and December 27, 1997, include 138,000:133,000:214,000; 79,000; and 12,000, respectively due to the potential exercise of outstanding stock options that were outstanding and exercisable in Fiscal 2001, 2000, 1999, 1998, and 1997, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share".

(3) - Average sales per square foot are calculated by dividing net sales by the weighted average store square footage available.

(4) - Comparable store sales data are calculated based on the net sales of stores open at least 12 full months at the beginning of the period for which the data are presented.

(5) - Other income in Fiscal 2001 included $1,518,000 from the settlement of a trademark litigation claim undertaken against a third party, net of professional fees related to the lawsuit.


							     CACHE, INC. AND SUBSIDIARIES
								  BALANCE SHEET DATA
								   FISCAL YEAR ENDED

					   ------------------------------------------------------------------
					   DECEMBER 29,  DECEMBER 30,   JANUARY 1,   JANUARY 2,  DECEMBER 27,
					       2001          2000          2000         1999         1997
					   -------------------------------------------------------------------
						      (in thousands, except ratios and per share data)

     CURRENT ASSETS                         $39,862       $36,828       $38,364      $35,273      $26,682


     CURRENT LIABILITIES                     19,665        20,663        23,487       19,899       15,700


     WORKING CAPITAL                         20,197        16,165        14,877       15,374       10,982


     TOTAL ASSETS                            57,135        55,051        56,962       51,558       43,508


     TOTAL LONG-TERM DEBT                     ---           ---           ---          2,000        2,000


     STOCKHOLDERS' EQUITY                    36,306        33,008        31,905       27,896       23,961


     RATIO OF CURRENT ASSETS TO
       CURRENT LIABILITIES                   2.03:1        1.78:1        1.63:1       1.77:1       1.70:1


     INVENTORY TURNOVER RATIO                5.07:1        4.84:1        4.86:1       5.13:1       4.92:1

     CAPITAL EXPENDITURES                     4,330         4,852         6,354        3,266        3,418

     DEPRECIATION AND AMORTIZATION            4,870         4,891         4,602        4,136        3,898

     DEBT TO EQUITY RATIO                      ---           ---           ---         .07:1        .08:1


     BOOK VALUE PER SHARE                     $3.99         $3.63         $3.51        $3.07        $2.64























ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS


STATEMENT REGARDING FORWARD LOOKING STATEMENTS
----------------------------------------------

     Except for the historical information and current statements contained in this Annual Report, certain matters discussed herein, including, without limitation, "Management's Discussion and Analysis of statements that involve risks and uncertainties, including, without limitation, the effect of economic and market conditions and competition, the ability to open new stores and expand into new markets, and risks relating to foreign importing operations, which would cause actual results to differ materially.

Liquidity and Capital Resources
-------------------------------

     The Company has generally funded through internally generated cash flows the payments for new store merchandise inventories, as well as costs associated with the construction of new stores. During Fiscal 2001, 2000 and 1999, the Company expended approximately $4,330,000, $4,852,000 and $6,354,000 respectively, for new store construction, store renovation and equipment additions. Should cash flow from operations decrease, the company has a $15,000,000 credit line available to fund operations, if necessary.

      During Fiscal 2001, the Company generated $9,588,000 in cash from operating activities. The Fiscal 2001 expansion included expenditures of approximately $1,195,000 for nine new Cache stores and one new Lillie Rubin store, $1,896,000 for remodeling 11 existing Cache and Lillie Rubin stores and $1,239,000 primarily for store equipment and fixture additions. The Company expects to open approximately ten new Cache stores in 2002, and approximately 5 new Lillie Rubin stores. The Company estimates that the total capital expenditures for new stores to be opened in Fiscal 2002 and remodeling of certain existing stores will be approximately $5,000,000. The Company also estimates that the average cost for initial store inventory investment at new stores ranges between $70,000 and $110,000 per store depending upon the store size and when it is opened. The capital expenditure amounts include estimated expenditures for leasehold improvements and fixtures, after landlord allowances.

     At December 29, 2001, the Company had $12,101,000 in cash and equivalents. The Company primarily invests in short term commercial paper and money market funds, for any excess cash on hand. The Company does not invest in stock options or other derivative instruments. Accounts payable decreased by $1,227,000, due to lower inventory levels at year end Fiscal 2001. Prepaid income taxes decreased $688,000 due to reduced estimated tax payments. Receivables increased $1,060,000 primarily due to receivables related to the legal settlement and notes receivable from related parties decreased by $350,000 due to the repayment of a short term loan by one of the executive officers.

     During July 1999, the Company reached an agreement with its Bank to extend the maturity of the Amended Revolving Credit Facility until January 31, 2003. The Company's current Amended Revolving Credit Facility may be used for either working capital or for letters of credit. Pursuant to the Amended Revolving Credit Facility, $15,000,000 is available until expiration at January 31, 2003. The amounts outstanding thereunder bear interest at a maximum per annum rate equal to the bank's prime interest rate. The agreement contains selected covenants including covenants to maintain a minimum current ratio, a maximum debt to equity ratio, a maximum capital expenditure covenant and a minimum fixed charge coverage ratio. Effective upon the occurrence of an "event of default" under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. At December 29, 2001 and at December 30, 2000, there was no amount outstanding on the line; in addition, the Company had $446,000 in standby letters of credit outstanding pursuant to the Revolving Credit Facility, at December 29, 2001.

     Management believes that the Company's internally generated cash flows will be sufficient to meet anticipated requirements for operations and planned expansion during 2002.

Results of Operations
---------------------

     Results for Fiscal 2001, 2000 and 1999 include fifty-two weeks. For the Fiscal year ended December 29, 2001, two major factors contributed to the increase in pre-tax income as compared to Fiscal 2000. The increase in gross margin, together with a net lawsuit settlement of $1,518,000 were the primary factors driving the increase in pre-tax income in Fiscal 2001. The Company believes its strategic actions, primarily refocusing on buying strategies, such as quantity buys and base fabric strategies contributed to strong Fall profitability despite lower sales volumes. The Company anticipates gross margins to improve in Fiscal 2002 and beyond as these strategies contributed to strong Fall profitability despite lower sales volumes, the company anticipates gross margins to improve in Fiscal 2002 and beyond as these strategies continue to be implemented. Comparable store sales (sales for stores open at least one year or more), were flat in Fiscal 2001, increased 3% in Fiscal 2000, and increased 5% in Fiscal 1999.

     Over the last several years, the Company has experienced and expects to continue to experience quarterly fluctuations in net sales and net income. The Company typically experiences higher net sales and net income in the second and fourth quarters than in the first and third quarters. The Company's quarterly results of operations may also fluctuate as a result of a variety of factors, including the timing of new store openings and the net sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of changes in the merchandise mix and the timing and level of markdowns. See Note 11 to the Company's consolidated financial statements on page I-17, which sets forth certain unaudited results of operations for the Company's eight fiscal quarters ended December 29, 2001.

Certain financial data for Fiscal years 2001, 2000 and 1999 expressed as a percentage of net sales are as follows:

				  As a Percentage of Net Sales
				  ----------------------------
				   Fiscal    Fiscal    Fiscal
				    2001      2000      1999
				  -------    ------    ------
Net sales                          100.0%    100.0%    100.0%
Gross profit                        35.3%     33.4%     34.8%
Store operating expenses            28.5%     27.1%     26.3%
General and administrative           5.0%      5.4%      4.7%
Net income                           1.8%      0.6%      2.5%


     NET SALES. Net sales in Fiscal 2001 increased $3.4 million or 1.9% to $179.9 million from $176.5 million in Fiscal 2000. The increase in sales was primarily due to the ten new stores opened in Fiscal 2001.

     Net sales in Fiscal 2000 increased to $176.5 million from $161.4 million in Fiscal 1999, an increase of $15.1 million, or 9.4%. The increase in sales was partially due to sales generated by the Company's 16 new stores, also due to the full year sales impact for the 19 stores which were opened in 1999, and finally, a comparable store sales increase of 3% in Fiscal 1999.

GROSS PROFIT. Gross profit in Fiscal 2001 increased $4.5 million as compared to Fiscal 2000. The increase was primarily due to the increase in the initial margins on Fiscal 2001 purchases. The increase in gross profit was partially offset by an increase in occupancy expenses of $1.3 million in Fiscal 2001, primarily due to the new stores opened during Fiscal 2001 and Fiscal 2000, as well as higher markdowns taken in Fiscal 2001 to clear older inventory. In Fiscal 2001, gross profit as a percentage of net sales increased by 1.9% from Fiscal 2000 (35.3% versus 33.4%). The Company expects the benefits created by higher initial margins to continue to benefit results in Fiscal 2002 and beyond.

     Gross profit in Fiscal 2000 increased $2.8 million as compared to Fiscal 1999. The $2.8 million increase in gross profit was directly related to higher sales in 2000 and was partially offset by an increase in occupancy expenses of $2.3 million in Fiscal 2000, primarily due to the new stores opened during 2000 and 1999. Gross profit in Fiscal 2000 as a percentage of net sales decreased by 1.4% from Fiscal 1999 (33.4% versus 34.8%). The decrease was due primarily to higher markdowns and was partially offset by higher initial margins on Fiscal 2000 inventory purchases.

STORE OPERATING EXPENSES. Store operating expenses in Fiscal 2001 increased $3.5 million (7.2%) from Fiscal 2000 amounts. The increase was due principally to higher salaries, bonuses and commissions ($2.0 million), primarily due to the increase in the average number of stores open in Fiscal 2001 versus 2000. Other store operating expenses that increased in Fiscal 2001 included licenses and taxes ($140,000), advertising ($974,000), payroll taxes ($170,000) and insurance ($307,000). Several other expense categories decreased in Fiscal 2001, partially offsetting some of the increases listed above. As a percentage of sales, total store operating expenses increased 1.4% in Fiscal 2001, as compared to Fiscal 2000 (28.5% versus 27.1%), as efforts to contain expenses were not sufficient to offset lower comparable store sales and the effect on fixed costs.

     In Fiscal 2000, store operating expenses increased by $5.5 million from Fiscal 1999 amounts. The increase was primarily due to higher salaries, bonuses and commissions ($2.8 million), a direct result of the increase in sales and new stores opened during 2000, and increases in bank credit card processing fees ($433,000), advertising ($324,000), depreciation ($288,000), insurance ($486,000), payroll taxes ($324,000) and licenses and taxes ($318,000). During Fiscal 2000, the Company opened 16 stores which had the effect of adding, on average, 9.1 stores in operation as compared to 1999, a 5.5% increase. As a percentage of sales, store operating expenses increased 0.8% in Fiscal 2000 versus Fiscal 1999 (27.1% versus 26.3%).

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased approximately $0.6 million (5.8%) in Fiscal 2001 below Fiscal 2000. The decrease was primarily due to a reduction in professional fee expenses ($1.0 million) and travel ($121,000), these savings were partially offset by increases in payroll and benefits.

     General and administrative expenses increased $1.8 million (23.9%) in Fiscal 2000 over Fiscal 1999. The increase was primarily due to higher payroll and payroll taxes ($903,000), travel ($102,000) and professional fee expenses rose by $831,000, primarily due to costs associated with the Company's claim of trademark infringement by a third party.

INTEREST AND OTHER INCOME. Interest income increased to $300,000 in Fiscal 2001 from $150,000 in Fiscal 2000. The increase was primarily due to higher average cash on hand during Fiscal 2001 versus Fiscal 2000. During the first quarter of Fiscal 2001, the Company recorded in other income the settlement of a trademark litigation claim undertaken against a third party for $1,518,000, net of professional fees related to the lawsuit.

     Interest income decreased to $150,000 in Fiscal 2000 from $315,000 in Fiscal 1999. The decrease was primarily due to lower average cash on hand during Fiscal 2000 versus Fiscal 1999.

     INCOME TAXES. In Fiscal 2001, the Company provided $1,895,000 for income taxes, which consisted of $1,833,000 for federal income taxes and $62,000 for state income taxes. The effective tax rate in Fiscal 2001 was 36.5% and taxable income in Fiscal 2001 was approximately $5.0 million.

     In Fiscal 2000, the Company provided $634,000 for income taxes, which consisted of $714,000 for federal income taxes and a benefit of ($80,000) for state income taxes. The effective tax rate in Fiscal 2000 was 36.5% and taxable income in Fiscal 2000 was approximately
$1,830,000.

     In Fiscal 1999, the Company provided $2,350,000 for income taxes, which consisted of $2,067,000 for federal income taxes and $283,000 for state income taxes. The effective tax rate in Fiscal 1999 was 37.7% and taxable income in Fiscal 1999 was approximately $5.9 million.


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

New Accounting Pronouncements
-----------------------------

     In July 2001, Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") were released. The related statements address financial accounting and reporting for business combinations and acquired goodwill and other intangible assets. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 is effective for all fiscal years beginning after December 15, 2001.
The Company is required to adopt
SFAS 142 in Fiscal 2002. The Company has determined that the adoption of SFAS 141 and that SFAS 142 will have no material impact on its financial position and results of operations.

     In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") was released. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to Be Disposed Of". In August 2001, SFAS No. 143, Accounting for Asset Retirement Obligations" ("SFAS 143") was released. This Statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company has determined that the adoption of SFAS 144 and SFAS 143 will not have a material effect on its financial position and results of operations.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	      None.

			      PART III
			      --------


     The information called for by Items 10, 11, 12, and 13 is incorporated herein by reference from the definitive proxy statement to be filed by the Company in connection with its 2002 Annual Meeting of Shareholders.

			       PART IV
			       -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K


   (a)   1. The financial statements listed in the "Index To The
	    Consolidated Financial Statements" on page I-2 are filed as a part of this report

	 2. Financial statement schedules are included on page I-18 or are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.   Exhibits (5)


	    3.1 Articles of Incorporation of the Company and amendments thereto (2, Exhibit 3 (i) thereof)

	    3.2     Bylaws of the Company (1, Exhibit 2(b) thereof)

	   10.1 Lease, dated May 13, 1993, between the Company, as Tenant, and Robert H. Arnow, as Landlord, for the Company's offices at 1460 Broadway, New York, New York (4, Exhibit 10.1 thereof)

	   10.2     1993 Stock Option Plan of the Company (3, Exhibit
		    A thereof) (11)

	   10.3     1994 Stock Option Plan of the Company (5, Exhibit
		    10.3 thereof) (11)

	   10.4 Form of Option Agreement relating to Options issued under the 1994 Stock Option Plan
		    (5, Exhibit 10.4 thereof) (11)

	   10.5     2000 Stock Option Plan of the Company (10) (11)

	   10.6 Form of Option Agreement relating to Options issued under the 2000 Stock Option Plan (11)

	   10.7 Second Amended and Restated Revolving Credit Agreement (the "Credit Agreement") dated as of August 26, 1996, between Fleet Bank, N.A. (Successor in interest to National Westminster Bank, New Jersey) and the Company (6)

	   10.8 Security Agreement, dated as of August 26, 1996, between the Company and Fleet Bank, N. A. (6)

	   10.9 Form of Promissory Note made by each of Roy Smith and Thomas Reinckens to the order of the Company, in an amount equal to $170,000 and $80,000, respectively, (5 Exhibit 10.14 thereof), (11)

	   10.10 Amended and Restated Asset Purchase Agreement dated August 10, 1998 between Lillie Rubin
		    Fashions, Inc. and the Company. (7)

	   10.11 Master Amendment to Revolving Credit Agreement and Security Agreement, dated July 19, 1999. (8)

	   10.12 Employment Agreement, dated September 28, 2000, between the Company and Brian Woolf (9) (11)

	    11.1 Calculation of Basic and Fully Diluted Earnings per Common Share

	    12.1   Statements re: Computation of Ratios

	    24.1   Consent of Independent Public Accountants

	    99.1   Letter to Commission Pursuant to Temporary Note 3T



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

     (5) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (6) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     (7) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

     (8) Incorporated by Reference to the Company's Annual Report on Form 10-K for the Fiscal year ended January 1, 2000.

     (9) Incorporated by Reference to the Company's Annual Report or Form 10-K for the Fiscal year ended December 30, 2000.

     (10) Incorporated by Reference to the Company's Registration
	  Statement on Form S-8, dated March 25, 2002, Registration
	  No. 333-84848.

     (11) Exhibits 10.2 through 10.6 and 10.12 are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K.

     (12) A Stockholder may obtain a copy of any of the exhibits included in the Annual Report on Form 10-K upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, by written request to CACHE, Inc., at 1460 Broadway, 15th Floor, New York, New York 10036 Attention: Chief Operating Officer.

     (b)  Reports on Form 8-K

	  None

			      Signatures
			      ----------


     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 28, 2002              CACHE, INC.
				  (Registrant)


    By /s/ Victor J. Coster        By /s/ Brian Woolf
    ---------------------------    ----------------------------
	   Victor J. Coster               Brian Woolf
	   Treasurer                      Chairman and on
	  (Principal Accounting           behalf of Cache, Inc.
	   Officer)                       and in his capacity
					  as Chief Executive
					  Officer (Principal
					  Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                    Title                      Date
---------                    -----                      ----

/s/ Brian Woolf              Chairman of the Board;     March 28, 2002
-----------------------      Director
    BRIAN WOOLF              (Chief Executive Officer)


/s/ Thomas E. Reinckens      President, Director        March 28, 2002
-----------------------      (Chief Operating
    THOMAS E. REINCKENS       Officer)


/s/ Roy C. Smith             Executive Vice President,  March 28, 2002
-----------------------      Director
    ROY C. SMITH


/s/ Andrew M. Saul           Director                   March 28, 2002
-----------------------
    ANDREW M. SAUL


/s/ Joseph E. Saul           Director                   March 28, 2002
-----------------------
    JOSEPH E. SAUL


/s/ Morton J. Schrader       Director                   March 28, 2002
-----------------------
    MORTON J. SCHRADER


/s/ Mark E. Goldberg         Director                   March 28, 2002
-----------------------
    MARK E. GOLDBERG

		     CACHE, INC. AND SUBSIDIARIES


		   CONSOLIDATED FINANCIAL STATEMENTS


		 FISCAL YEARS ENDED DECEMBER 29, 2001,


			  DECEMBER 30, 2000,


				  AND


			    JANUARY 1, 2000

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

	     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders' of Cache, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Cache, Inc. (a Florida corporation)and subsidiaries as of December 29, 2001 and December 30, 2000, and the related statements of income, stockholders' equity and cash flows for each of the three fiscal years ended December 29, 2001. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cache, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of its operations and its cash flows for each of the three fiscal years ended December 29, 2001 in conformity with accounting principles generally accepted in the United States.

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







New York, New York
February 1, 2002                        /s/ Arthur Andersen LLP



				      CACHE, INC. AND SUBSIDIARIES
				       CONSOLIDATED BALANCE SHEETS
			       DECEMBER 29, 2001 AND DECEMBER 30, 2000
<caption)

     A S S E T S

								   December 29,     December 30,
								       2001             2000
								   ------------     ------------

     CURRENT ASSETS
	Cash and equivalents  (Note 1)                             $ 12,101,000     $  6,748,000
	Receivables, net   (Note 2 )                                  4,318,000        3,258,000
	Notes receivable from related parties  (Note 6)                 371,000          721,000
	Inventories                                                  21,761,000       24,123,000
	Deferred income taxes and other assets (Note 9)                 599,000        1,072,000
	Prepaid expenses                                                712,000          906,000
								   ------------     ------------
		Total Current Assets                                 39,862,000       36,828,000



     EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net   (Note 3)            15,906,000       16,597,000

     OTHER ASSETS                                                       825,000          869,000
     DEFERRED INCOME TAXES, net  (Note 9)                               542,000          757,000
								   ------------     ------------

		Total  Assets                                      $ 57,135,000     $ 55,051,000
								   ============     ============


     L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y


     CURRENT LIABILITIES
	Accounts payable                                           $ 11,089,000     $ 12,316,000
	Accrued compensation                                          2,135,000        1,979,000
	Accrued liabilities   (Note 4 )                               6,441,000        6,368,000
								   ------------     ------------
		Total Current Liabilities                            19,665,000       20,663,000
								   ------------     ------------




     OTHER LIABILITIES   (Note 7 )                                    1,164,000        1,380,000

     COMMITMENTS AND CONTINGENCIES   (Note 8 )


     STOCKHOLDERS' EQUITY
	Common stock, par value $.01; authorized, 20,000,000
	  shares; issued and outstanding 9,091,338 share (Note 10)       91,000           91,000
	Additional paid-in capital                                   19,564,000       19,564,000
	Retained earnings                                            16,651,000       13,353,000
								   ------------     ------------
		Total Stockholders' Equity                           36,306,000       33,008,000
								   ------------     ------------

		Total Liabilities and Stockholders                 $ 57,135,000     $ 55,051,000
								   ============     ============

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


						 CACHE, INC. AND SUBSIDIARIES
					      CONSOLIDATED STATEMENTS OF INCOME
			 FOR THE YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND JANUARY 1, 2000

								      Fifty-Two        Fifty-Two        Fifty-Two
								    Weeks Ended      Weeks Ended       Weeks Ended
								    DECEMBER 29,     DECEMBER 30,      JANUARY 1,
									 2001            2000               2000
								   -------------     -------------     -------------

     NET SALES                                                     $ 179,899,000     $ 176,470,000     $ 161,373,000

     COST OF SALES, including buying and occupancy (Note 8)          116,346,000       117,448,000       105,145,000
								   -------------     -------------     -------------

     GROSS PROFIT                                                     63,553,000        59,022,000        56,228,000
								   -------------     -------------     -------------

     EXPENSES
	 Store operating                                              51,289,000        47,828,000        42,366,000
	 General and administrative                                    8,929,000         9,481,000         7,655,000
								   -------------     -------------     -------------
	       TOTAL EXPENSES                                         60,218,000        57,309,000        50,021,000
								   -------------     -------------     -------------

     OPERATING INCOME                                                  3,335,000         1,713,000         6,207,000
								   -------------     -------------     -------------

     OTHER INCOME (EXPENSE)
	 Litigation settlement (net)                                   1,518,000             ---               ---
	 Interest  income                                                300,000           150,000           315,000
	 Miscellaneous income (net)                                       40,000           (86,000)          (29,000)
	 Interest expense                                                  ---             (40,000)         (134,000)
								   -------------     -------------     -------------
	       TOTAL OTHER INCOME                                      1,858,000            24,000           152,000
								   -------------     -------------     -------------

     INCOME BEFORE INCOME TAXES                                        5,193,000         1,737,000         6,359,000

     INCOME TAX PROVISION (NOTE 9)                                     1,895,000           634,000         2,350,000
								   -------------     -------------     -------------

     NET INCOME                                                    $   3,298,000     $   1,103,000     $   4,009,000
								   =============     =============     =============




     BASIC EARNINGS PER SHARE                                              $0.36             $0.12             $0.44
								   =============     =============     =============

     DILUTED EARNINGS PER SHARE                                            $0.36             $0.12             $0.43
								   =============     =============     =============




     BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                         9,091,000         9,091,000         9,091,000
								   =============     =============      ============

     DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                       9,229,000         9,224,000         9,305,000
								   =============     =============      ============
















     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


					 CACHE, INC. AND SUBSIDIARIES
				CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
		  FOR THE YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND JANUARY 1, 2000


									ADDITIONAL
						     COMMON              PAID-IN             RETAINED
						      STOCK              CAPITAL             EARNINGS             TOTAL
					       ------------           ------------       ------------       ------------
     BALANCE JANUARY 2, 1999                   $     91,000           $ 19,564,000       $  8,241,000       $ 27,896,000
     -----------------------

     Net Income                                       ---                  ---              4,009,000          4,009,000

					       ------------           ------------       ------------       ------------
     BALANCE JANUARY 1, 2000                         91,000             19,564,000         12,250,000         31,905,000
     -----------------------                   ------------           ------------       ------------       ------------

     Net Income                                       ---                  ---              1,103,000          1,103,000

					       ------------           ------------       ------------       ------------
     BALANCE DECEMBER 30, 2000                       91,000             19,564,000         13,353,000         33,008,000
     -------------------------                 ------------           ------------       ------------       ------------

     Net Income                                       ---                  ---              3,298,000          3,298,000

					       ------------           ------------       ------------       ------------
     BALANCE DECEMBER 29, 2001                 $     91,000           $ 19,564,000       $ 16,651,000       $ 36,306,000
     -------------------------                 ============           ============       ============       ============




































    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

						     CACHE, INC. AND SUBSIDIARIES
						 CONSOLIDATED STATEMENTS OF CASH FLOWS
			    FOR THE YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND JANUARY 1, 2000



										DECEMBER 29,      DECEMBER 30,      JANUARY 1,
										    2001             2000              2000
    <s>                                                                         ------------      ------------     ------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     -------------------------------------                                     <c>               <c>              <c>

     Net income                                                                 $  3,298,000      $  1,103,000     $  4,009,000
     Adjustments to reconcile net income to net cash
	 provided by (used in) operating activities:
	   Depreciation and amortization                                           4,870,000         4,891,000        4,602,000
	   Gain on litigation settlement                                          (1,518,000)          ---              ---
	   Decrease (increase)  in deferred taxes                                    688,000          (709,000)        (182,000)
	   Reversal of future rent escalations                                      (289,000)         (165,000)         (88,000)

     Change in assets and liabilities:
	  Decrease (increase) in receivables                                       1,040,000          (517,000)      (1,216,000)
	  Decrease (increase) decrease in notes receivable from related parties      350,000          (465,000)          39,000
	  Decrease (increase) in inventories                                       2,362,000           276,000       (5,488,000)
	  Decrease (increase) in prepaid expenses                                    194,000          (182,000)         (95,000)
	  (Decrease) increase in accounts payable                                 (1,227,000)       (3,995,000)       3,133,000
	  Decrease in income taxes payable                                           ---               ---             (943,000)
	  (Decrease) increase in accrued liabilities and accrued compensation       (180,000)        1,462,000          846,000
										------------      ------------     ------------

	     Net cash provided by operating activities                             9,588,000         1,699,000        4,617,000
										------------      ------------     ------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
     -------------------------------------

	Payments for equipment and leasehold improvements                         (4,330,000)       (4,852,000)      (6,354,000)
	Disposal of property and equipment                                           103,000            36,000           86,000
										------------      ------------     ------------

	    Net cash used in investing activities                                 (4,227,000)       (4,816,000)      (6,268,000)
										------------      ------------     ------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
     -------------------------------------

	Proceeds from long-term bank debt                                              ---          10,400,000        1,000,000
	Repayment of long-term bank debt                                               ---         (10,400,000)      (1,000,000)
	Repayment of notes payable to related party                                    ---             ---           (2,000,000)
	Other, net                                                                    (8,000)           17,000         (221,000)
										------------      ------------     ------------

	     Net cash (used in) provided by financing activities                      (8,000)           17,000       (2,221,000)
										------------      ------------     ------------

     Net increase (decrease) in cash and equivalents                               5,353,000        (3,100,000)      (3,872,000)
     Cash and equivalents, at beginning of period                                  6,748,000         9,848,000       13,720,000
										------------      ------------     ------------

     Cash and equivalents, at end of period                                     $ 12,101,000      $  6,748,000     $  9,848,000
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

		     CACHE, INC. AND SUBSIDIARIES
		     ----------------------------

	      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	      ------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
--------

     Cache, Inc. (together with its subsidiaries, the "Company") owns and operates two chains of women's apparel specialty stores, of which 197 stores are operated under the trade name "Cache". In addition, 25 stores are operated under the trade name "Lillie Rubin". The Company specializes in the sale of high fashion women's apparel and accessories in the better to expensive price range.

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

Fiscal Reporting Period
-----------------------

     The Company reports its annual results of operations based on fiscal periods comprised of 52 or 53 weeks, which is in accordance with industry practice. Results for Fiscal 2001, 2000 and 1999 include 52 weeks.

Fair Value of Financial Instruments
-----------------------------------

     The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of such items.

Cash Equivalents
----------------

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories
-----------

     Inventories are valued at the lower of average cost or market, using the retail inventory method of accounting.

Equipment and Leasehold Improvements
------------------------------------

     Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets which generally range from 3 to 10 years. For income tax purposes, accelerated methods are generally used. Leasehold improvements are amortized over the shorter of their useful life or lease term. In accordance with Statement of Financial Accounting Standards ("SFAS")No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," the Company continually evaluates, based upon income and/or cash flow projections, whether events and circumstances have occurred that indicate that the remaining balances of the property and equipment may not be recoverable.

Goodwill
--------

     The Company recorded goodwill totaling $440,000 related to the purchase of Lillie Rubin assets in Fiscal 1999. Accumulated amortization at December 29, 2001 and December 30, 2000 was $100,000 and $71,000,
respectively. In accordance with SFAS 142 (see "New Accounting Pronouncements" below), the Company will no longer amortize goodwill, instead the Company will evaluate annually the reasonableness of the carrying value of the goodwill and adjust the balance accordingly.

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

Advertising costs
-----------------

     Costs associated with advertising are charged to expense when the advertising first takes place. The Company spent $1,742,000, $799,000 and $517,000 on advertising in Fiscal 2001, 2000 and 1999, respectively.

Pre-Opening Store Expenses
--------------------------

     Expenses associated with the opening of new stores are expensed as incurred.

Employee Benefit Plan
---------------------

     The Company's 401(k) plan is for employees eligible to participate in the plan if they have been employed by the Company for one year, have reached age 21, and work at least 1,000 hours annually.

Generally, employees can defer up to 18% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The employer can make a discretionary matching contribution for the employee. Employer contributions to the plan for Fiscal 2001, Fiscal 2000 and Fiscal 1999 were $184,000, $154,447 and $142,329, respectively.

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

Earnings per Share
------------------

     Basic earnings per share (EPS) is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through the exercise of outstanding dilutive stock options.

     The stock options issued on October 2, 2001, October 4, 2000, February 2, 1999, January 20, 1999, December 10, 1997 and October 28, 1995 were included in the computation of Diluted EPS and resulted in 138,000, 133,000 and 214,000 shares for Fiscal 2001, 2000 and 1999, respectively, included in weighted average shares outstanding. All options were still outstanding at December 29, 2001.

New Accounting Pronouncements
-----------------------------

     In July 2001, Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") were released. The related statements address financial accounting and reporting for business combinations and acquired goodwill and other intangible assets. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 is effective for all fiscal years beginning after December 15, 2001.
The Company is required to adopt
SFAS 142 in Fiscal 2002. The Company has determined that the adoption of SFAS 141 and SFAS 142 will have no material impact on its financial position and results of operations.

     In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") was released. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to Be Disposed Of". In August 2001, SFAS No. 143, Accounting for Asset Retirement Obligations" ("SFAS 143") was released.

This Statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company has determined that the adoption of SFAS 144 and SFAS 143 will not have a material effect on its financial position and results of operations.

Supplemental Statements of Cash Flow Information
------------------------------------------------

     The Company paid interest of $0, $40,000 and $134,000 in Fiscal 2001, 2000 and 1999, respectively. During Fiscal 2001, 2000 and 1999 the Company paid $1,228,000, $1,234,000 and $3,475,000 in income taxes, respectively.

Prior Years' Reclassification
-----------------------------

     Certain items previously reported in specific captions in the accompanying financial statements and notes have been reclassified to conform with the current year's classification.

NOTE 2.  RECEIVABLES
					    Fiscal           Fiscal
					     2001             2000
					 -----------      -----------
     Construction  Allowances            $ 1,501,000      $ 1,267,000
     Legal Settlement                        800,000          ---
     Third Party Credit Card               1,704,000        1,839,000
     Other                                   313,000          152,000
					 -----------      -----------
					 $ 4,318,000      $ 3,258,000
					 ===========      ===========


NOTE 3. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

					    Fiscal           Fiscal
					     2001             2000
					 -----------      -----------
     Leasehold improvements              $19,954,000      $19,053,000
     Furniture, fixtures and
     equipment                            25,521,000       22,888,000
					 -----------      -----------
					  45,475,000       41,941,000

     Less: accumulated depreciation
     and amortization                     29,569,000       25,344,000
					 -----------      -----------
					 $15,906,000      $16,597,000
					 ===========      ===========


     Store operating and general and administrative expenses include depreciation and amortization of $4,870,000 in Fiscal 2001, $4,891,000 in Fiscal 2000 and $4,602,000 in Fiscal 1999.

NOTE 4.  ACCRUED LIABILITIES
					    Fiscal           Fiscal
					     2001             2000
					 -----------      -----------

     Operating expenses                  $ 2,465,000      $ 2,581,000
     Taxes, other than income taxes        1,719,000        1,628,000
     Leasehold additions                      31,000          131,000
     Other customer deposits               2,226,000        2,028,000
					 -----------      -----------
					 $ 6,441,000      $ 6,368,000
					 ===========      ===========

     Leasehold additions generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.

NOTE 5.  BANK DEBT

      During August 1999, the Company reached an agreement with its bank to extend the maturity of the Amended Revolving Credit Facility until January 30, 2003. Pursuant to the newly Amended Revolving Credit Facility, $15,000,000 is available until expiration at January 31, 2003. The amounts outstanding thereunder bear interest at a maximum per annum rate equal to the bank's prime rate. The agreement contains selected financial and other covenants including covenants to maintain a minimum current ratio, a maximum debt to equity ratio, a maximum capital expenditure covenant, and a minimum fixed charge coverage ratio. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables.

     There was no outstanding balance on the line of credit at December 29, 2001 and December 30, 2000. In addition, there was
$446,000 outstanding in standby letters of credit, pursuant to the Revolving Credit Facility, at December 29, 2001.


NOTE 6.  INDEBTEDNESS TO/FROM RELATED PARTIES

     As of December 29, 2001 the Company had notes receivable totaling $371,000 from two executive officers of the Company. The receivables, which are due on demand, are evidenced by secured promissory notes, which bear interest at rates of 6% and 7% per annum. One executive repaid a $350,000 loan for the Company during Fiscal 2001, which was outstanding at December 30, 2000.


NOTE 7.  OTHER LIABILITIES

     Other liabilities primarily consist of accruals of future rent escalations.


NOTE 8.  COMMITMENTS AND CONTINGENCIES

Leases
------

     At December 29, 2001, the Company was obligated under operating leases for various store locations expiring at various times through 2013. The terms of the leases generally provide for the payment of minimum annual rentals, contingent rentals based on a percentage of sales in excess of a stipulated amount, and a portion of real estate taxes, insurance and common area maintenance.

     Store rental expense related to these leases, included in cost of sales, consisted of the following:

			      Fiscal          Fiscal          Fiscal
			       2001            2000            1999
			   -----------     -----------     -----------

Minimum rentals            $17,141,000     $16,393,000     $14,870,000
Contingent rentals           7,106,000       6,576,000       5,763,000
			   -----------     -----------     -----------
			   $24,247,000     $22,969,000     $20,633,000
			   ===========     ===========     ===========



     Future minimum payments under non-cancelable operating leases consisted of the following at December 29, 2001:

     Fiscal
     ------
     2002                                 $ 17,926,000
     2003                                   17,017,000
     2004                                   14,681,000
     2005                                   12,220,000
     2006                                    9,521,000
     Thereafter                             30,567,000
					  ------------

Total future minimum lease payments       $101,932,000
					  ============

Contingencies
-------------

     The Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters is not presently expected to have a material adverse effect upon the Company's financial position and results of operations.


NOTE 9.  INCOME TAXES

     The provision for income taxes includes:

				 Fiscal        Fiscal         Fiscal
				  2001          2000           1999
			      ----------     ----------     ----------
Current:

 Federal                      $1,726,000     $  533,000     $2,079,000
 State                            54,000       ( 74,000)       294,000
			      ----------     ----------     ----------
			       1,780,000        459,000      2,373,000
			      ----------     ----------     ----------

Deferred:

 Federal                         107,000        181,000       (12,000)
 State                             8,000       (  6,000)      (11,000)
			      ----------     ----------     ---------
				 115,000        175,000       (23,000)
			      ----------     ----------     ---------

Provision for income taxes    $1,895,000     $  634,000    $2,350,000
			      ==========     ==========    ==========

     The Company's effective tax rate, as a percent of income before income taxes differs from the statutory federal tax rates as follows:


					 Fiscal     Fiscal     Fiscal
					  2001       2000       1999
					 ------     ------     ------
     Statutory federal tax rate           34.0%      34.0%      34.0%
     State and local income taxes,
     net of federal tax benefit            2.5%       2.5%       3.7%
					 ------     ------     ------
					  36.5%      36.5%      37.7%
					 ======     ======     ======




     The major components of the Company's net deferred tax assets at December 29, 2001 and December 30, 2000 are as follows:

					       December 29, December 30,
						  2001        2000
					       ------------ ------------
Net operating loss carryforwards ("NOL'S")...   $  183,000   $  156,000
Deferred rent................................      547,000      733,000
Other(principally depreciation expense)......      204,000      241,000
					       ------------ ------------
						$  934,000   $1,130,000
					       ============ ============


NOTE 10.  INCENTIVE STOCK OPTION PLAN

     On October 4, 2000, the Company adopted the 2000 Stock Option Plan. The plan is administered by the Compensation and Plan Administration Committee of the Company's Board of Directors. Under the option plan the Company reserved 550,000 shares of the Company's authorized common stock for issuance to officers and key employees of the Company.

     On December 16, 1994, the Company adopted the 1994 Stock Option Plan. Under the option plan the Company reserved 600,000 shares of the Company's authorized common stock for issuance to officers and key employees of the Company.

     Options granted under the plan have a ten-year term and may be either incentive stock options or non-qualified stock options. The options are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a four year period. The granted options become exercisable earlier at the maximum rate of 25% per annum, to the extent the Company's earning plan, as approved by the Compensation and Plan Administration Committee, is achieved. The price is payable in cash at the time of the exercise or at the discretion of the Administrators, through the delivery of shares of Common Stock, the Company's withholding of shares otherwise deliverable to the employee, installment payments under an optionee's promissory note or a combination thereof.

     The following table summarizes all stock option transactions for the three years ended December 29, 2001:

							Weighted Average
					       Shares    Exercise Prices
					     ---------  ----------------

Shares under option as of January 2, 1999      476,250             $3.12
					     ---------

     Options granted in 1999                   173,750             $4.55
     Options canceled in 1999                 ( 50,000)            $3.06
					     ---------

Shares under option as of January 1, 2000      600,000             $3.54
					     ---------

     Options granted in 2000                   473,750             $2.59
     Options canceled in 2000                 (173,750)            $4.55
					     ---------

Shares under option as of December 30, 2000    900,000             $2.84
					     ---------

     Options granted in 2001                   228,000             $3.20
     Options canceled in 2001                 ( 88,906)            $2.59
					     ---------

Shares under option as of
December 29, 2001                            1,039,094             $2.94
					     =========


     In October 2000, the Company canceled and reissued 123,750 options at a reduced exercise price. As such, in accordance with FASB Interpretation Number 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation", this transaction resulted in variable accounting for reporting periods during Fiscal 2000 and 2001. Employees surrendered 88,906 of these options in March 2001, ending variable accounting treatment for these options and the employees were subsequently issued new options in October 2001.


     Significant option groups outstanding at December 29, 2001 and related weighted average price and life information follows:

		    Options        Options      Exercise    Remaining
Grant Date        Outstanding    Exercisable      Price     Life (Years)
----------        -----------    -----------    --------    ------------

 10/2/01            228,000           --          $3.20        10
 10/4/00            384,844           8,813       $2.59         9
12/10/97            276,250         276,250       $3.06         6
10/13/95            150,000         150,000       $3.25         4

     The Company accounts for the Plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" under which no compensation cost has been recognized for stock option awards granted at fair market value. Had compensation expense for the Plan been determined based on the fair value at the grant dates for awards under the Plan, consistent with the method of SFAS No. 123, "Accounting for Stock Based Compensation" the Company's net earnings, basic EPS and diluted EPS would have been reduced to the pro forma amounts listed below:

				   Fiscal         Fiscal      Fiscal
				    2001           2000        1999
				 ----------     ----------  ----------

Net income - as reported         $3,298,000     $1,103,000  $4,009,000
	   - pro-forma           $3,275,000     $1,099,000  $3,834,000

Basic EPS  - as reported         $     0.36      $    0.12  $     0.44
	   - pro-forma           $     0.36      $    0.12  $     0.42

Diluted EPS - as reported        $     0.36      $    0.12  $     0.43
	    - pro-forma          $     0.35      $    0.12  $     0.41


     The weighted average fair value of options granted during the Fiscal years ended December 29, 2001, December 30, 2000 were $3.20 and $2.59 respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing method with the following weighted average assumptions:


			     2001        2000        1999
			    Grants      Grants      Grants
			    -------     -------     -------

Expected dividend rate      $ 0.00      $ 0.00      $ 0.00
Expected volatility         140.88%      81.62%      82.73%
Risk free interest rate       1.74%       4.92%       5.73%
Expected lives (years)        5.00        5.00        5.00



	 NOTE 11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
		($000's omitted except per share amounts)
	<s>                                                     First     Second      Third      Fourth
	 Year ended December 29, 2001                          Quarter    Quarter     Quarter    Quarter
	 ----------------------------                          -------    -------     -------    -------
	 Net sales                                             $44,191    $45,613     $37,859    $52,236
							       -------    -------     -------    -------

	 Gross income, less occupancy and buying costs          15,235     16,084      12,859     19,375

	 Income (loss) before income tax provision (benefit)     1,887        989      (1,590)     3,907
	 Income tax provision (benefit)                            689        360        (581)     1,427
							       -------    -------     -------    -------

	 Net income (loss)                                      $1,198       $629     ($1,009)    $2,480
							       =======    =======     =======    =======


	 Basic and diluted earnings per share:

	 Basic earnings (loss) per share:                        $0.13      $0.07      ($0.11)     $0.27
							       =======    =======     =======    =======

	 Diluted earnings (loss) per share:                      $0.13      $0.07      ($0.11)     $0.27
							       =======    =======     =======    =======






								First     Second       Third     Fourth
	 Year ended December 30, 2000                          Quarter    Quarter     Quarter    Quarter
							       -------    -------     -------    -------

	 Net sales                                             $40,914    $43,824     $37,988    $53,744
							       -------    -------     -------    -------

	 Gross income, less occupancy and buying costs          13,970     15,358      11,962     17,732

	 Income (loss) before income tax provision (benefit)       515      1,534      (1,946)     1,634
	 Income tax provision (benefit)                            188        560        (710)       596
							       -------    -------     -------    -------

	 Net income (loss)                                        $327       $974     ($1,236)    $1,038
							       =======    =======     =======    =======


	 Basic and diluted earnings per share:

	 Basic earnings (loss) per share:                        $0.04      $0.11      ($0.14)     $0.11
							       =======    =======     =======    =======

	 Diluted earnings (loss) per share:                      $0.04      $0.11      ($0.14)     $0.11
							       =======    =======     =======    =======






						  CACHE, INC. AND SUBSIDIARIES
					   VALUATION AND QUALIFYING ACCOUNTS

	COLUMN A                           COLUMN B                 COLUMN C           COLUMN D         COLUMN E

								    ADDITIONS
								    ---------
							     CHARGED TO   CHARGED TO
					  BALANCE AT         COSTS AND       OTHER                     BALANCE AT
       DESCRIPTION                       BEG. OF PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS     END OF PERIOD
----------------------------             --------------------------------------------------------------------------

SALES RETURN RESERVE
----------------------------

YEAR ENDED DECEMBER 29, 2001                 $555,000            ---           ---         ---          $555,000

YEAR ENDED DECEMBER 30, 2000                 $480,000          $75,000         ---         ---          $555,000






















































				  Exhibit 10.6

		    STOCK OPTION AGREEMENT
		    ----------------------




     STOCK OPTION AGREEMENT dated as of ___________, 20XX between Cache, Inc. (The "Company") and _____________ (the "Employee"), an employee of the Company.

     The Employee is hereby granted (i) an option (the "Incentive Option") to purchase from the Company ____________________ shares of the Company's common stock, par value $.01 per share (the "Common Stock"), with the purchase price per share being $_____, and (ii) an option (the "Non-Qualified Option") to purchase from the Company _____ shares of the Company's Common Stock, with the purchase price per share being $_____. The Incentive Option and the Non-Qualified Option are collectively referred to herein as the "Option").

     The Option may be exercised in whole or in part to the extent permitted under paragraph 2 of the Terms and Conditions set forth below and shall expire on _________, 20XX or, if the Employee's employment is terminated for any reason prior to such date, on such other date determined in accordance with paragraph 6 of the Terms and Conditions below (the "Expiration Date").

     The Non-Qualified Option is not qualified for "incentive stock option" treatment under the Internal Revenue Code of 1986, as amended (the "Code"). The Incentive Option is intended to be an "incentive stock option" within the meaning of Section 422 of the Code and shall be construed and interpreted in accordance with such intention. To the extend that the aggregate fair market value of Common Stock to which Incentive Options granted to the Employee are exercisable for the first time by the Employee during any calendar year (whether under the terms of the Plan or any other stock option plan of the Company) exceeds $100,000, the portion of such Incentive Option relating to excess shall be treated as a non-qualified stock option.

     The Employee understands and acknowledges that the Option is subject to the Terms and Conditions of this agreement as set forth below.

		    TERMS AND CONDITIONS
		    --------------------



     The following are Terms and Conditions of the Option in effect at the date hereof. These Terms and Conditions relating to the Option may be modified by the Company in certain circumstances.

     1. The Employee is hereby granted each of the Incentive Option and the Non-Qualified Option, subject to the condition set forth in the legend on the first page hereof, for the purchase from the Company of the number of shares of Common Stock of the Company set forth above at the purchase price set forth above, pursuant to the Company's 2000 Stock Option and Performance Incentive Plan as it may be amended from time to time (the "Plan"), subject to and under the terms and conditions set forth in this agreement and the Plan.

     2. The Option granted hereby becomes exercisable on _________, 20XX. However, the Option may become exercisable earlier at the maximum rate of 25 percent per year for the year ended December 31, 20XX, December 31, 20XX and December 31, 20XX, to the extent the Company's earnings plan, as approved by the Committee, is achieved, based on the following sliding scale:




					Percentage of Option Which
Percentage of Plan Earnings Achieved     Will Become Exercisable
------------------------------------    ----------------------------
Greater than or equal to 90%                      25%
------------------------------------    ----------------------------
Greater than or equal to 75%
but less than 90%                                 20%
------------------------------------    ----------------------------
Greater than or equal to 60%
but less than 75%                                 15%
------------------------------------    ----------------------------
Less than 60%                                      0%
------------------------------------    ----------------------------



     3. The Option may be exercised, to the extend permitted under paragraph 2 above, in whole or in part. Common Stock purchased upon the exercise of the Option shall be paid for in full at the time of purchase. Such payment shall be made in cash or, in the discretion of the Compensation and Plan Administration Committee of the Company's Board of Directors (the "Committee"), through delivery of shares of Common Stock, installment payments under the Employee's promissory note or a combination of cash, Common Stock and/or installment payments, in accordance with procedures to be established by the Committee. Any shares so delivered shall be valued at their Market Price on the date of exercise.

     Upon receipt of notice of exercise and payment in accordance with procedures to be established by the Committee, the Company or its agent shall deliver to the person exercising the Option (or his or her designee) a certificate for such shares. It shall be a condition to the Company's obligation to issue Common Stock upon exercise of the Option, or to subsequently transfer such Common Stock, that the Employee pay, or make provision satisfactory to the Company for the payment of, any taxes which the Company is obligated to collect with respect to this issue or transfer of such Common Stock.

     4. Subject to the terms of paragraph 6 of this Agreement, the Option may be exercised, to the extent permitted under paragraph 2 above, in whole or in part only until 5:00 p.m. New York City time on the Expiration Date and only if the Employee is continuously employed by the Company or a subsidiary of the Company ("Subsidiary") through any applicable Trigger Date or, to the extent no Trigger Date has occurred, the Exercise Date.

     5. The Option shall not be assignable or transferable by the Employee except by will or by the laws of descent and distribution, unless the prior written consent of the Committee is given. During the life of the Employee, the Option shall be exercisable by the Employee only.

     6. The Option shall terminate after 30 days following termination of employment of the Employee with the Company or a Subsidiary, unless such termination of employment occurs by reason of (i) Disability (as hereinafter defined), (ii) Retirement ( as hereinafter defined), (iii) Death, or (iv) a Special Event (as hereinafter defined), provided, in the case of a Special Event, the Committee shall have modified the Option to remain exercisable as provided below. The Option shall not be affected by any change of employment as long as the Employee continues to be employed by either the Company or a Subsidiary. Nothing in the Plan or in this Agreement shall confer on the Employee any right to continue in the employ of the Company or any Subsidiary or interfere in any way with the right of the Company or any Subsidiary to terminate employment of the Employee at any time.

     (a) In the event of Disability of the Employee, whether or not the Option is otherwise exercisable on the date of Disability, the Option shall be exercisable in full at any time until the Expiration Date, at which time the Option shall terminate. "Disability" shall mean any termination of employment with the Company or a Subsidiary because of a long-term or total disability, as determined by the Committee in its sole discretion. The decision of the Committee shall be final and conclusive.

     (b) In the event of Retirement of the Employee, the Option shall remain exercisable only to the extend it is exercisable on the date of Retirement, until the Expiration Date, at which time the Option shall terminate. "Retirement" shall mean a termination of employment with the Company or a Subsidiary either (i) on a voluntary basis by an Employee who is at least 60 years of age and has at least 15 years of service with the Company or a Subsidiary or (ii) otherwise with the written consent of the Committee in its sole discretion. The decision of the Committee shall be final and conclusive.

     (c) In the event of the death of the Employee while employed by the Company or any Subsidiary, if such death occurs before the Option is exercised, the Option, whether or not otherwise exercisable on the date of death, shall be exercisable in full by the beneficiary designated by the Employee for such purpose (the "Designated Beneficiary") or if no Designated Beneficiary shall be appointed or if the Designated Beneficiary shall predecease the Employee, by the Employee's personal representatives, heirs or legatees at any time within three (3) years from the date of death, at which time the Option shall terminate.

     In the event of the death of the Employee following a termination of employment due to Retirement, Disability or a Special Event (as hereinafter defined), if such death occurs before the Option is exercised, the Option whether or not otherwise exercisable on such date, shall be exercisable by the Employee's Designated Beneficiary, or if no Designated Beneficiary shall be appointed or if the Designated Beneficiary shall predecease the Employee, by the Employee's personal representatives, heirs or legatees to the same extent the Option would have been exercisable by the Employee following such termination of employment.

     (d) In the case of a Special Event resulting in the termination of the Employee, the Committee in its sole discretion may elect to modify the Option, whether or not exercisable on the date of such termination, to provide that the Option, or a portion thereof, may continue to be exercisable for the term and in the manner specified therein or for such other term and subject to such other provisions and conditions (including, without limitation, acceleration of the Exercise Date or modification of the conditions causing a Trigger Date) as the Committee shall specify. The Committee shall have the sole discretion to determine the employees to whom and in the manner in which any such modification shall be made. If the Committee does not elect to modify the Option, then the Option may be exercised only if exercisable at the date of termination in accordance with the first sentence of this paragraph 6.

     A "Special Event" shall mean (i) the sale or other disposition of a subsidiary or division of the Company; (ii) the closing or discontinuation of a specific operation of the Company or any subsidiary; (iii) the elimination of job categories; or (iv) a limited program of terminations in connection with a personnel reorganization or restructuring of the Company or any Subsidiary scheduled to be completed on a date certain, provided, however, that only those employees who meet the terms and conditions as established by the Board or the Committee in its discretion shall be eligible to receive accelerated vesting of Options.

     (e) The Committee may, in its sole discretion, cause the Option to be forfeited upon the Employee's termination of employment if the Employee was terminated for one (or more) of the following reasons: (i) the Employee's conviction, or plea of guilty or nolo contendere to the commission of a felony
(ii) the Employee's commission of any fraud, misappropriation or misconduct which causes demonstrable injury to the Company or a Subsidiary, (iii) an act of dishonesty by the Employee resulting or intended to result, directly or indirectly, in gain or personal enrichment at the expense of the Company or a Subsidiary, or (iv) any breach of the Employee's fiduciary duties to the Company as an employee or officer. It shall be within the sole discretion of the Committee to determine whether the Employee's termination was for one of the foregoing reasons, and the decision of the Committee shall be final and conclusive.

     7. If the Employee is granted an approved leave of absence, the Option shall not be affected unless such leave is longer than 13 weeks. If the Option is not exercisable at the beginning of an approved leave of absence lasting longer than 13 weeks, the Exercise Date of the Option shall be postponed for a period equal to the length of such leave of absence, unless such postponement is waived in writing by the Committee in its sole discretion.

     8. The Employee shall have no rights as a stockholder with respect to any shares issuable upon exercise of the Option until the date a stock certificate is issued to the Employee for such shares. Except as otherwise expressly provided in the Plan, no adjustment shall be made for cash dividends or other rights for which the record date is prior to the date such stock certificate is issued.

     9. In the event there is during any fiscal year of the Company one or more splits, subdivisions, or combinations of shares of Common Stock resulting in an increase or decrease by more than 1% of the shares outstanding at the beginning of the year, the number of shares deliverable upon the exercise thereafter of the Option shall be increased or decreased proportionately, as the case may be, without change in the aggregate purchase price. Common Stock dividends, splits, subdivisions or combinations during any fiscal year which do not exceed in the aggregate 1% of the Common Stock issued and outstanding at the beginning of such year shall be ignored for purposes of the Plan. All adjustments for any fiscal year shall be made as of the last day of such year.

     10. In case the Company is merged or consolidated with another corporation, or in case the property or stock of the Company is acquired by another corporation or, in case of a change in control, defined as immediately after the first date on which less than 25% of the outstanding Common Stock in the aggregate is beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by Andrew M. Saul and Joseph E. Saul; members of their immediate families and one or more trusts established for the benefit of such individuals or members (the "Saul"), any Options outstanding under this Grant shall become immediately exercisable and in such manner as to enable the shares acquired on exercise to participate, in the same manner as other outstanding shares, in the sale of the Corporation substantially as an entirety (whether by sale of stock, sale of assets, merger, consolidation, tender offer, exchange offer, or otherwise).

     11. The interpretation and decision with regard to any questions arising under the Plan or with respect to the Option made by the Committee shall be final and conclusive on the Employee.

     12. All notices hereunder shall be sufficiently made if personally delivered to the Employee or sent by regular mail addressed (a) to the Employee at the Employee's address as set forth in the books and records of the Company or any Subsidiary, or (b) to the Company or the Committee at the principal office of the Company clearly marked "Attention: Stock Option Committee".

     IN WITNESS WHEREOF, this Agreement has been executed by the Company by one of its duly authorized officers as of the date specified above.


				  CACHE, INC.




				  By:____________________



I hereby acknowledge receipt of the Option and agree to the provisions set forth in this Agreement.



Date:                                 ----------------------
				      (Name)

				  Exhibit 11.1


						      EXHIBIT 11.1
			     CALCULATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE




    <s>                                                        FISCAL              FISCAL              FISCAL
     EARNINGS PER SHARE                                         2001                2000                1999
     ------------------                                    -------------       -------------       -------------

     Net Income Applicable                                <c>                 <c>                 <c>
	  to Common Stockholders                           $   3,298,000       $   1,103,000       $   4,009,000
							   -------------       -------------       -------------


     BASIC EARNINGS PER SHARE
     ------------------------

     Weighted Average Number of
	 Common Shares Outstanding                             9,091,000           9,091,000           9,091,000
							   =============       =============       =============

     Basic Earnings Per Share                                      $0.36               $0.12               $0.44
							   =============       =============       =============


     DILUTED EARNINGS PER SHARE
     --------------------------

     Weighted Average Number of
	 Common Shares Outstanding                             9,091,000           9,091,000           9,091,000

     Assuming Conversion of
	  Outstanding Stock Options                            1,039,000             900,000             600,000

     Less Assumed Repurchase
	  of Common Stock Pursuant
	  to the Treasury Stock Method                          (901,000)           (767,000)           (386,000)
							   -------------       -------------       -------------

     Weighted Average Number of
	 Common Shares Outstanding
	 As Adjusted                                           9,229,000           9,224,000           9,305,000
							   =============       =============       =============

     Diluted Earnings Per Share                                    $0.36               $0.12               $0.43
							   =============       =============       =============

















			     Exhibit 12.1

			     EXHIBIT 12.1
			COMPUTATION OF RATIOS




Ratio of current assets to current liabilities = current assets (at
----------------------------------------------
balance sheet date) divided by current liabilities (at balance sheet date).

Inventory turnover ratio = total cost of sales divided by average
------------------------
inventory (beginning and ending inventory, divided by two, at the balance sheet dates).

Debt to equity ratio = total long-term debt (at balance sheet date)
--------------------
divided by stockholders' equity (at balance sheet date).

Book value per share = stockholders' equity divided by common shares
--------------------
outstanding (at balance sheet date).

				     Exhibit 24.1

		   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K dated February 1, 2002 into the Company's previously filed Registration Statement File Numbers 33-40354, 33-40358, 33-65113, 333-84848.



New York, New York
March 28, 2002                                      /s/ Arthur Andersen, LLP

				     Exhibit 99.1

				    Cache, Inc.

				   1460 Broadway
				 New York, NY 10036

		  LETTER TO COMMISSION PURSUANT TO TEMPORARY NOTE 3T


					   March 28, 2002

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549-0408

Ladies and Gentlemen:

Pursuant to Temporary Note 3T to Article 3 of Regulation S-X, Cache,Inc. has obtained a letter of representation from Arthur Andersen LLP ("Andersen") stating that the December 29, 2001 audit was subject to their quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards, that there was appropriate continuity of Arthur Andersen personnel working on the audit, availability of national office consultation and availability of personnel at foreign affiliates of Arthur Andersen to conduct the relevant portions of the audit.


					   Very truly yours,

					   Cache, Inc.

					   /s/ Thomas E. Reinckens
					   -----------------------
					       Thomas E. Reinckens
					       President and
					       Chief Operating Officer