Form 10-K/A
period 2002-03-31
CACHE INC
filed 2002-04-30
CIK 350199

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

                       Commission file number 0-10345
                                              -------

                                   Cache, Inc.
----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          Florida                                      59-1588181
--------------------------------       -------------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization

            1460 Broadway, New York, New York                10036
----------------------------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:   (212) 575-3200

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

As of March 31, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price in the NASDAQ National Market)was approximately $20.5 million.

As of March 31, 2002, 9,100,150 common shares were outstanding.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    See also "Executive Officers of the Company" under Part III of Registrant's report on Form 10-K for the fiscal year ended December 29, 2001, previously filed with the Securities and Exchange Commission.

                     DIRECTORS OF THE REGISTRANT


    The Board of Directors of the Company presently consists of the following six members: Messrs. Andrew M. Saul, Joseph E. Saul, Brian Woolf, Thomas E. Reinckens, Morton J. Schrader and Mark E. Goldberg, each of whom is expected to be a nominee for re-election at the Company's next Annual Meeting of Shareholders.


                                                                       Director
Name                        Age  Principal Occupation                  Since
------------------------    ---  --------------------------------      --------

Brian Woolf ............     53   Chairman of the Board and            2000
                                  Chief Executive Officer (1)

Thomas E. Reinckens ....     48   President, Chief Operating           1993
                                  Officer of the Company (2)

Andrew M.Saul . . . ....     55   Partner, Saul Partners (3)           1986

Joseph E. Saul .........     82   Partner, Saul Partners (4)           1986

Morton J. Schrader .....     70   Real Estate Broker (5)               1989

Mark E. Goldberg .......     45   Attorney in Private Practice (6)     1989
_________________________

(1) Mr. Woolf became Chairman of the Board of Directors and Chief Executive Officer of the Company on October 4, 2000. From March 1999 to October 2000, Mr. Woolf was Executive Vice President and General Merchandise Manager for The Limited, Inc.

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

(4) Mr. Saul has been a partner of Saul Partners, an investment partnership, since 1986. He is the father of Mr. Andrew M. Saul.

(5) Mr. Schrader was the President of Abe Schrader Corp., a manufacturer of women's apparel, from 1968 through March 1989. Since 1989, he has been active as a real estate broker.

(6) Mr. Goldberg has been an attorney in private practice since 1985. Mr. Goldberg has provided legal assistance to the Company since 1988 and is expected to continue to do so in 2002.


ITEM 11.  EXECUTIVE COMPENSATION


Summary Compensation Table

      The following table sets forth the compensation for the past three years of the Chief Executive Officer and the Company's other three most highly compensated executive officers (collectively, the "Named Executive Officers").




                                   ANNUAL             LONG-TERM
                                COMPENSATION         COMPENSATION
                                ------------         ------------
                                                      SECURITIES     ALL OTHER
NAME AND                  FISCAL                      UNDERLYING   COMPENSATION
PRINCIPAL POSITION         YEAR   SALARY($)   BONUS   OPTIONS(#)      ($)(1)
------------------------- ------  ---------  ------- -----------   ------------

BRIAN WOOLF                 2001    401,857       --     100,000         3,640
(CHAIRMAN/CHIEF EXECUTIVE   2000     74,203       --     300,000           --
 OFFICER SINCE 10/4/00)

THOMAS E. REINCKENS         2001    326,857    60,244        --          2,847
(PRESIDENT,   CHIEF         2000    284,973       --      28,125         2,662
 OPERATING OFFICER/         1999    272,596       --      28,125         2,705
 DIRECTOR)

MAE SOO HOO                 2001    280,852       --         --          2,075
(EXECUTIVE VICE             2000    280,852       --      30,625         1,978
 PRESIDENT/DIRECTOR         1999    279,410       --      30,625         1,950
 WHO RESIGNED IN
 FEBRUARY 2002)

ROY C. SMITH                2001    287,116    63,485        --          8,775
(EXECUTIVE VICE             2000    275,000       --         --          9,592
 PRESIDENT/DIRECTOR, WHO    1999    273,558       --         --          9,195
 RESIGNED IN MARCH 2002)


    (1) Included in the figures shown under this column for 2001 are the following insurance premiums paid by the Company with respect to term life insurance for the benefit of the executive officer and long-term disability insurance: $3,640 and $0, respectively, for Mr. Woolf; $3,000 and $5,775, respectively for Mr. Smith; $1,346 and $1,501, respectively, for Mr. Reinckens and $754 and $1,321, respectively, for Ms. Soo Hoo.

    Included in the figures shown under this column for 2000 are the following insurance premiums paid by the Company with respect to term life insurance for the benefit of the executive officer and long-term disability insurance: $3,817 and $5,775, respectively for Mr. Smith; $1,161 and $1,501, respectively, for Mr. Reinckens and $657 and $1,321, respectively for Ms. Soo Hoo.

    Included in the figures shown under this column for 1999 are the following insurance premiums paid by the Company with respect to term-life insurance for the benefit of the executive officer and long-term disability insurance: $3,420 and $5,775, respectively,for Mr. Smith; $1,204 and $1,501, respectively, for Mr. Reinckens and $629 and $1,321, respectively, for Ms. Soo Hoo.




                  AGGREGATED FISCAL YEAR-END STOCK OPTION VALUES


                        NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                        UNDERLYING UNEXERCISED       IN-THE-MONEY STOCK OPTIONS
                        STOCK OPTIONS AT FY-END(#)   AT FY-END ($) (1)
                        --------------------------   --------------------------
NAME                    EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
                        -----------  -------------   -----------  -------------


Brian Woolf               75,000          325,000      $ 75,750      $ 267,250

Thomas E. Reinckens      125,000              --       $ 57,813      $     --

Mae Soo Hoo              153,750           26,031      $ 73,266      $  26,292

Roy C. Smith             147,500              --       $ 69,906      $     --



(1) In-the money Stock Options are those where the fair market value of the underlying stock exceed the exercise price of the Option. The amounts in this column represent the difference between the exercise price of the Stock Options and the closing price of the Company's Common Stock on December 28, 2001 (the last day of trading for Fiscal 2001) for all options held by each Named Executive Officer, whether vested or unvested. The closing price of the Company's Common Stock as reported on NASDAQ/NMS on December 28, 2001 was $3.60 per share.

               STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to stock options granted in Fiscal 2001 to each of the Named Executive
Officers.

                                                                                Potential
                                                                             Realizable Value
                                                                             At Assumed Annual
                                                                           Rates of Stock Price
                                                                             Appreciation for
                            Individual Grants                                Option Term  (1)
                   ------------------------------------------------------- ---------------------
    (a)               (b)            (c)             (d)            (e)        (f)      (g)
                   Number of      % of Total
                   Securities       Options        Exercise
                   Underlying     Granted to        or Base
                   Options       Employees in       Price       Expiration
 Name              Granted(#)    Fiscal Year      ($)/share)        Date       5%($)   10%($)
 --------------    ----------    ------------     ----------    ----------    ------   -------
 Brian Woolf (2)    100,000         43.86%           $3.20       10/02/11     88,410   195,363



(1) Potential realizable value is based on an assumption that the market price of the stock appreciates at the stated rate compounded annually, from the date of grant to the expiration date. These values are calculated on requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price appreciation. Actual gains, if any, are dependent on the future market price of the Company's Common Stock.


(2) On October 2, 2001, the Company granted 100,000 incentive stock options to Mr. Woolf under the Company's 2000 Stock Option Plan. The options were granted at an exercise price of $3.20, (the closing price of the Common Stock on NASDAQ/NMS on October 2,
     2001) per share, expiring on October 2, 2011, subject to accelerated vesting at the maximum rate of up to 50% per year for the year ended December 31, 2002 and up to 25% per year for the years ended December 31, 2003 and 2004, to the extent the company's earnings plan was achieved, based on the following sliding scale.


                                                             Options Which
                                                              Will Become
     Percentage of Earnings                                   Exercisable
     ----------------------                                   -----------
     Greater than or equal to 90% . . . . . . . . . . . ......... 25%
     Greater than or equal to 75%, but less than 90% . . . . ...  20%
     Greater than or equal to 60%, but less than 75% . . . . . .. 15%

Employment Contracts and Change-of-Control Provisions

     Pursuant to an agreement made as of September 27, 2000 between Mr. Woolf and the Company, in exchange for Mr. Woolf's services as Chairman and Chief Executive Officer of the Company, he receives an annual base salary initially of $400,000. The agreement's term is through January 31, 2003. The agreement grants Mr. Woolf an initial option to purchase 300,000 shares of the Company's Common Stock under the 2000 Stock Plan. The agreement also grants Mr. Woolf the option to purchase an additional 100,000 shares of the Company's Common Stock under the 2000 Stock Plan. The agreement grants Mr. Woolf the ability to receive a bonus based on the Company's pre-tax earnings. The agreement also entitles Mr. Woolf to a term life insurance policy of three times his annual salary and to participate in the Company's long term disability coverage and its medical and dental package. The agreement provides that if the Company terminates Mr. Woolf's employment for any reason other than those set forth in the next sentence, or if Mr. Woolf accepts other employment, Mr. Woolf will continue to receive his compensation at the rate in effect at the date of such termination for a maximum period of twelve months. The agreement becomes null and void if the Company unilaterally terminates Mr. Woolf's employment for (i) theft or other fraudulent conversion of corporate assets, (ii) willful malfeasance with respect to his responsibilities or (iii) permanent disability.


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


Compensation Committee Interlocks and Insider Participation

     The Company's Compensation and Plan Administration Committee consists of Messrs. Andrew M. Saul, Mark E. Goldberg and Morton J. Schrader.

     Mr. Goldberg is also an attorney in private practice. He has been retained by the Company to provide legal services since 1988 and is expected to provide further legal services in 2002. During the fiscal year ended December 28, 2001, Mr. Goldberg received $23,990 from the Company for legal services rendered during Fiscal 2001.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              Principal Shareholders and Share Ownership
                             By Management



   The following table sets forth certain information as to the beneficial ownership of the Company's equity securities as of March 31, 2002 by (i) each director or nominee of the Company, (ii) each Named Executive Officer, (iii) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the beneficial ownership for each person consists of the sole voting and sole investment power with respect to all shares beneficially owned by him. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

                                                     Percentage of
                            Number of shares       Outstanding Shares
Person and Address          of Common Stock         of Common Stock
-----------------------     ----------------       ------------------


Andrew M. Saul
9 West 57th Street
New York, NY  10019 (1)         6,145,054                67.53%


Joseph E. Saul
9 West 57th Street
New York, NY  10019 (2)         6,145,054                67.53%


Norma G. Saul
9 West 57th Street
New York, NY  10019 (3)         6,145,054                67.53%


Trust f/b/o
Jennifer B. Saul
  pursuant to Trust
  Agreement dated
  March 28, 1995
9 West 57th Street
New York, NY  10019 (4)           756,314                 8.31%


Trust f/b/o
Kimberly E. Saul
  pursuant to Trust
  Agreement dated
  March 28, 1995
9 West 57th Street
New York, NY  10019 (4)           756,314                 8.31%



Jane Saul Berkey
Cache, Inc.
1460 Broadway
New York, NY  10036 (5)           744,046                 8.18%



Thomas E. Reinckens
Cache, Inc.
1460 Broadway
New York, NY  10036 (6)           198,719                 2.09%



Brian Woolf
Cache, Inc.
1460 Broadway
New York, NY  10036 (7)            75,000              Less than 1%

                                                     Percentage of
                            Number of shares       Outstanding Shares
Person and Address          of Common Stock          of Common Stock
-----------------------     ----------------       ------------------

Mark E. Goldberg
60 East 42nd Street
New York, NY  10165                28,795            Less than 1%


Morton J. Schrader
200 Park Avenue - 16th Floor
New York, NY  10166                 5,000            Less than 1%


All Current
  Executive Officers
  and Directors as a
  Group (six persons)           6,377,568                69.13%

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

(6) Consists of 73,719 shares of Common Stock and options to acquire 125,000 shares of Common Stock.

(7)     Consists of options to acquire 75,000 shares of Common Stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In December 2000, the Company loaned $121,000 to Thomas E. Reinckens, President, Chief Operating Officer and a Director of the Company, for personal reasons. The loan is with full recourse to Mr. Reinckens, payable on demand from the Company and bears interest at the rate of 6% per annum. Mr. Reinckens repaid $50,000 to the Company in March 2002. The balance as of March 31, 2002 was $71,000.

      In November 2000, the Company loaned $350,000 to Brian Woolf, Chairman, Chief Executive Officer and a Director of the Company, for personal reasons. The loan was repaid in full in February, 2001. The loan bore an annual interest rate of 6% per annum.

     On December 16, 1994, the Company loaned $170,000 to Roy Smith, formerly an Executive Vice President and a Director of the Company and $80,000 to Thomas E. Reinckens, in each case for personal reasons. Both loans are with full recourse to the executive, payable on demand from the Company, secured by a pledge of shares of the Company's Common Stock owned by such executive and bear interest at a rate of 7% per annum. The balance as of March 31, 2002, and the highest balance during Fiscal 2001, for these loans were $170,000 and $80,000, respectively.

     See also "Executive Compensation--Compensation Committee
Interlocks and Insider Participation."

     As of March 31, 2002 the Sauls beneficially owned in the aggregate 6,145,054 shares of the Company's outstanding Common Stock, representing approximately 67.53% of the Company's outstanding Common Stock. See "Principal Shareholders and Share Ownership by Management."

                          SIGNATURES


     Pursuant to the requirement of section 13 or 15 (d) of the Securities and Exchange Act of 1394, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Date: April 30, 2002
                              CACHE, INC.





                              By: /s/ Brian Woolf
                                  -----------------------
                                      BRIAN WOOLF
                                      Chairman and Chief
                                      Executive Officer
                                     (Principal Executive
                                      Officer)



                              By: /s/ Victor J. Coster
                                  -----------------------
                                      VICTOR J. COSTER
                                      Treasurer
                                     (Principal Accounting
                                      Officer)