Form 10-Q
period 2002-03-30
CACHE INC
filed 2002-05-09
CIK 350199

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 30, 2002

                                   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from............... to ...............
Commission File Number: 0-10345

                            CACHE, INC.
---------------------------------------------------------------------
       (Exact name of registrant as specified in its Charter)


          Florida                          59-1588181
-------------------------------   -----------------------------------
(State or other jurisdiction of   (IRS Employer Identification No.)
 incorporation or organization)


              1460 Broadway, New York, New York         10036
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

                          YES  X     NO
                             -----      -----

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,100,150
--------------------------       ----------------------------
Class of Stock Outstanding       Outstanding at May 9, 2002

                  CACHE, INC. AND SUBSIDIARIES
                              INDEX



                                                              PAGE

CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS, MARCH 30, 2002, DECEMBER 29, 2001
          AND MARCH 31, 2001                                    3

STATEMENTS OF OPERATIONS
   THIRTEEN WEEKS ENDED MARCH 30, 2002
          AND MARCH 31, 2001                                    4


STATEMENTS OF CASH FLOWS
   THIRTEEN WEEKS ENDED MARCH 30, 2002
          AND MARCH 31, 2001                                    5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          6-8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                       8-11


OTHER INFORMATION:
   EXHIBIT INDEX AND REPORTS ON FORM 8-K                       11
   SIGNATURES                                                  12
   EXHIBIT 11.1 - CALCULATION OF BASIC AND DILUTED
                  EARNINGS PER SHARE                           13


                                         CACHE,  INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)

                                                                     March 30,        December 29,       March 31,
 ASSETS                                                                2002              2001              2001
                                                                 -------------      -------------      -------------
 Current assets:                                                <c>                <c>                <c>
        Cash and equivalents                                     $  17,198,000      $  12,101,000      $   7,588,000
        Receivables, net                                             3,108,000          4,318,000          4,414,000
        Notes receivable from related parties                          321,000            371,000            371,000
        Inventories                                                 26,340,000         21,761,000         26,990,000
        Prepaid income taxes and other tax assets                      395,000            599,000            354,000
        Prepaid expenses                                               619,000            712,000          1,268,000
                                                                 -------------      -------------      -------------
                 Total current assets                               47,981,000         39,862,000         40,985,000


 Equipment and leasehold improvements, net                          15,819,000         15,906,000         16,148,000

 Other assets                                                          829,000            825,000            866,000
 Deferred income taxes, net                                            536,000            542,000            773,000
                                                                 -------------      -------------      -------------

                 Total assets                                    $  65,165,000      $  57,135,000      $  58,772,000
                                                                 =============      =============      =============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
        Accounts payable                                         $  17,014,000      $  11,089,000      $  16,375,000
        Income taxes payable                                           846,000              ---                ---
        Accrued compensation                                         1,381,000          2,135,000          1,071,000
        Accrued liabilities                                          6,625,000          6,441,000          5,771,000
                                                                 -------------       ------------       ------------
                 Total current liabilities                          25,866,000         19,665,000         23,217,000


 Other liabilities                                                   1,114,000          1,164,000          1,349,000

 Commitments and contingencies


 STOCKHOLDERS' EQUITY

       Common stock, par value $.01; authorized, 20,000,000
         shares; issued and outstanding 9,091,338 shares at
         December 29, 2001 and 9,100,150 shares at March 30, 2002       91,000             91,000             91,000
       Additional paid-in capital                                   19,587,000         19,564,000         19,564,000
       Retained earnings                                            18,507,000         16,651,000         14,551,000
                                                                 -------------      -------------       ------------
                 Total stockholders' equity                         38,185,000         36,306,000         34,206,000
                                                                 -------------      -------------      -------------

                 Total liabilities and stockholders' equity      $  65,165,000      $  57,135,000      $  58,772,000
                                                                 =============      =============      =============



 The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                                3

                                            CACHE, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                            FOR THE THIRTEEN WEEKS ENDED
                                                     (Unaudited)


                                                                     March 30,         March 31,
                                                                       2002              2001
                                                                 -------------      -------------

 Net sales                                                       $  47,643,000      $  44,191,000
                                                                 -------------      -------------

 Costs and expenses
    Cost of sales, including occupancy and buying costs             28,066,000         28,956,000
    Selling, general and administrative expenses                    16,705,000         14,927,000
                                                                 -------------      -------------
                                                                    44,771,000         43,883,000
                                                                 -------------      -------------

 Operating income                                                    2,872,000            308,000
                                                                 -------------      -------------

 Other income:
    Interest income                                                     51,000             61,000
    Litigation settlement (net)                                           ---           1,518,000
                                                                 -------------      -------------
                                                                        51,000          1,579,000
                                                                 -------------      -------------

 Income before income tax provision                                  2,923,000          1,887,000

 Income tax provision                                                1,067,000            689,000
                                                                 -------------      -------------


 Net income                                                      $   1,856,000      $   1,198,000
                                                                 =============      =============



 Basic earnings per share                                                $0.20              $0.13
                                                                 =============      =============

 Diluted earnings per share                                              $0.20              $0.13
                                                                 =============      =============



 Basic weighted average shares outstanding                           9,100,000          9,091,000
                                                                 =============      =============

 Diluted weighted average shares outstanding                         9,474,000          9,260,000
                                                                 =============      =============









 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                             CACHE, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE THIRTEEN WEEKS ENDED
                                                      (Unaudited)

                                                                     March 30,         March 31,
                                                                       2002              2001
<s>                                                               ------------      -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:                           <c>               <c>
 -------------------------------------

 Net income                                                      $   1,856,000      $   1,198,000
 Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                  1,202,000          1,230,000
      Reversal of future rent escalations                              (36,000)           (52,000)
      Gain on litigation settlement                                       ---          (1,518,000)

 Change in assets and liabilities:
 Decrease in receivables                                             1,210,000            944,000
 Decrease in prepaid income taxes and other tax assets                 210,000            702,000
 Decrease in notes receivable from related parties                      50,000            350,000
 Increase in inventories                                            (4,579,000)        (2,867,000)
 Decrease (increase) in prepaid expenses                                93,000           (362,000)
 Increase in accounts payable                                        5,925,000          4,059,000
 Increase in income taxes payable                                      846,000              ---
 Decrease in accrued liabilities and accrued compensation             (965,000)        (1,980,000)
                                                                 -------------      -------------

   Total changes in assets and liabilities                           2,790,000            846,000
                                                                 -------------      -------------

 Net cash provided by operating activities                           5,812,000          1,704,000
                                                                 -------------      -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 -------------------------------------

 Payments for property and equipment                                  (728,000)          (861,000)
                                                                 -------------      -------------

 Net cash used in investing activities                                (728,000)          (861,000)
                                                                 -------------      -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 -------------------------------------

 Proceeds from the issuance of common stock                             23,000              ---
 Other, net                                                            (10,000)            (3,000)
                                                                 -------------      -------------

 Net cash provided by (used in) financing activities                    13,000             (3,000)
                                                                 -------------      -------------

 Net increase in cash and equivalents                                5,097,000            840,000
 Cash and equivalents, at beginning of period                       12,101,000          6,748,000
                                                                 -------------      -------------

 Cash and equivalents, at end of period                          $  17,198,000      $   7,588,000
                                                                 =============      =============





 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CACHE, INC.
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring to present fairly the financial position of the Company at March 30, 2002, March 31, 2001 and December 29, 2001, and the results of operations for the thirteen week periods ended March 30, 2002 and March 31, 2001 and consolidated statements of cash flows for the thirteen weeks then ended.

     Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended December 29, 2001. Certain amounts reflected in Fiscal 2001 financial statements have been reclassified to conform with the presentation of similar items in Fiscal 2002.

     Net income includes all sources of comprehensive income. There were no adjustments for foreign currency translation, unrealized gains(losses)on investments or deferred compensation expense incurred in Fiscal 2002 or Fiscal 2001 results.


2.   BASIC AND DILUTED EARNINGS
     --------------------------

     Basic and diluted earnings per share has been computed based on the weighted average number of shares of common stock outstanding for the thirteen weeks ended March 30, 2002 and March 31, 2001.

     The approximate number of shares used in the computations of basic and diluted earnings per share were 9,100,000 and 9,474,000, respectively, for the thirteen week period ended March 30, 2002 and 9,091,000 and 9,260,000, respectively, for the thirteen week period ended March 31, 2001.

3.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS
     ------------------------------------

                                       March 30,       December 29,
                                         2002             2001
                                     -----------       -----------

     Leasehold improvements          $20,527,000       $19,954,000
     Furniture, fixtures and
       equipment                      26,057,000        25,521,000
                                     -----------       -----------
                                      46,584,000        45,475,000

     Less: accumulated depreciation
       and amortization               30,765,000        29,569,000
                                     -----------       -----------

                                     $15,819,000       $15,906,000
                                     ===========       ===========


4.   ACCRUED LIABILITIES
     -------------------
                                      March 30,        December 29,
                                        2002              2001
                                     ----------        -----------

     Operating Expenses              $2,573,000        $2,465,000
     Taxes, other than income taxes   1,538,000         1,719,000
     Leasehold additions                412,000            31,000
     Other customer deposits          2,102,000         2,226,000
                                     ----------        -----------

                                     $6,625,000        $6,441,000
                                     ==========        ===========


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

     There was no outstanding balance on the line of credit at March 30, 2002, and December 29, 2001. In addition, there was $750,000 in outstanding letters of credit, pursuant to the Revolving Credit
Facility, at March 30, 2002.

6.   INCOME TAXES
     ------------

     The effective tax rate for Fiscal 2002 and 2001 is 36.5%. At March 30, 2002 and December 29, 2001, the Company's deferred tax assets were $931,000 and $934,000, respectively, also, there was no deferred tax liability. The major components of the Company's net deferred taxes at March 30, 2002 and December 29,2001 are as follows:

                                                 March 30,     December 29,
                                                   2002           2001
                                                ----------     -----------

Net operating loss carryforwards ("NOL's")...   $  183,000     $  183,000
Deferred rent................................      534,000        547,000
Other (principally inventory capitalization).      214,000        204,000
                                                ----------     -----------
                                                $  931,000     $  934,000
                                                ==========     ===========

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of March 30, 2002, the Company had cash and equivalents totaling $17,198,000, as compared to $7,588,000 at March 31, 2001. The Company primarily invests in short-term investments and money market funds, with the majority having maturities of less than one year. The Company does not invest in stock options or other derivative instruments. In addition, the Company has a $15,000,000 revolving line of credit. As of March 30, 2002, there was no borrowing under the line of credit and outstanding letters of credit totaled approximately $750,000.

     The Company has funded through internally generated cash flows the payment of new store merchandise inventories, as well the construction costs of new stores. During the thirteen weeks ended March 30, 2002, the Company generated net cash from operations totaling $5,812,000. The primary sources and uses of cash during the period were; cash flow from non-cash depreciation expense ($1,202,000), a decrease in receivables ($1,210,000), an increase in income taxes payable ($846,000), as well as an increase in accounts payable ($5,925,000) used to offset the cost of inventory purchases ($4,579,000), payment of accrued liabilities and compensation ($965,000), and funding for the Company's new store expansion and remodeling program ($ 728,000).

      Management believes that the Company's internally generated cash flows will be sufficient to meet anticipated requirements for operations and planned expansion during Fiscal 2002.

     The Company plans to open between 15 and 20 new stores during 2002. Two new stores were opened in March 2002. The remaining new stores are expected to be opened during the summer and fall of 2002. The Company renovated three existing stores in the first quarter. After deducting a construction allowance paid to the Company by its landlords, the Company has spent $728,000 through March 30, 2002 and expects to spend an additional four to five million dollars in 2002, for both new store and existing store construction and remodeling.


RESULTS OF OPERATIONS
---------------------

     Operating results for the thirteen weeks ended March 30, 2002, were favorably impacted by the merchandising strategies initially instituted in Fiscal 2001. These included key item and base fabric strategies, as well as reducing the number of suppliers, while working to improve merchandise quality and fit standards. These initiatives had a significant positive impact on gross margins during the Fiscal 2002 period. The Company anticipates these improvements will continue to have a positive impact on future results.

     Operating income in the Fiscal 2002 period rose significantly, as compared to Fiscal 2001, primarily due the above mentioned improvement in gross margins, and a 5% increase in comparative store sales which was partially offset by increased selling, general and administrative expenses. Net income in Fiscal 2001 included an after-tax gain of approximately $964,000 or $.10 per share for the settlement of a trademark litigation claim.

     Certain financial data concerning the Company's results of operations for the thirteen week periods ended March 30, 2002 and March 31, 2001, expressed as a percentage of net sales, are as follows:

                                    Thirteen Weeks Ended
                                    ---------------------
                                    March 30,   March 31,
                                      2002        2001
                                    ---------   ---------
Sales                                100.0%      100.0%
Cost of sales, including
 occupancy and buying expenses        58.9%       65.5%
Selling, general and
 administrative expenses              35.1%       33.8%
Operating income                       6.0%        0.7%
Other income                           0.1%        3.6%
Income before taxes                    6.1%        4.3%
Income tax provision                   2.2%        1.6%
Net income                             3.9%        2.7%

Sales
-----

     Net sales increased $3,452,000 or 7.8% during the thirteen week period ended March 30, 2002, as compared to the 2001 Fiscal period. The increase was primarily due to the greater number of stores open during the 2002 period, as well as an increase in comparable store sales (sales for stores open at least one year or more) which increased 5% during Fiscal 2002, as compared to the Fiscal 2001 period.

Costs and expenses
------------------

     Cost of sales, which includes occupancy and buying costs, decreased $890,000 or 3.1% for the thirteen weeks ended March 30, 2002 as compared to the similar Fiscal 2001 period. The decrease in cost of sales was primarily due to the decrease in the related cost of merchandise for those sales and lower markdowns, and was partially offset by a $348,000 increase in occupancy expenses, as a result of the additional stores in operation during Fiscal 2002. As a percentage of sales, cost of sales including occupancy and buying expenses, decreased 6.6%, (58.9% as compared to 65.5%) for the period ended March 30, 2002 as compared to the Fiscal 2001 period, the reduction in cost of sales was primarily due to the merchandise strategy initiatives mentioned above which led to improved gross margins. This positive gross margin impact was partially offset by higher occupancy and buying expenses, as compared to the prior period.

Selling, general and administrative expenses
--------------------------------------------

     Selling, general and administrative expenses ("S,G&A") increased $1,778,000 or 11.9% during the thirteen weeks ended March 30, 2002 as compared to the 2001 Fiscal period. The increase was primarily due to the greater number of stores open in 2002 (approximately 9 more than Fiscal
2001), and is reflected in greater payroll and payroll taxes ($853,000), advertising ($479,000), and insurance expense ($242,000). As a percentage of sales, S,G & A expenses increased to 35.1% in Fiscal 2002 as compared to 33.8% in Fiscal 2001.
                                   10

Other income
------------

     Interest income decreased to $51,000 in Fiscal 2002 from $61,000 in Fiscal 2001, due to lower interest rates in Fiscal 2002 as compared to Fiscal 2001, although average cash on hand increased as compared to Fiscal 2001.

     During the period ended March 31, 2001, the Company recorded the settlement of trademark litigation claim undertaken against a third party recorded the settlement of $1,518,000, net of professional fees related to the lawsuit.

Income taxes
------------

     The Company's effective tax rate is approximately 36.5%, for Fiscal 2002 and Fiscal 2001.






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



                                      CACHE, INC.
                                      (Registrant)




May 9, 2001                   BY:  /s/ Brian  Woolf
                                   --------------------------
                                       Brian  Woolf
                                     On behalf of Cache, Inc.
                                     and in his capacity as
                                     Chairman and Chief
                                     Executive Officer
                                     (Principal Executive
                                      Officer)



                              BY:  /s/ Victor J. Coster
                                   --------------------------
                                       Victor J. Coster
                                     On behalf of Cache, Inc.
                                     and in his capacity as
                                     Treasurer (Principal
                                     Accounting Officer)

                                             EXHIBIT 11.1
                   CALCULATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE

                                  (In thousands except per share data)

                                                                       THIRTEEN WEEKS ENDED
                                                                   ------------------------------
                                                                     March 30,         March 31,
                                                                       2002              2001
                                                                   ------------      ------------
 EARNINGS PER SHARE
 ------------------                                               <c>               <c>
 Net Income Applicable to Common Stockholders                      $  1,856,000      $  1,198,000
                                                                   ============      ============


 BASIC EARNINGS PER SHARE
 ------------------------
 Weighted Average Number of
    Common Shares Outstanding                                         9,100,000         9,091,000
                                                                   ============      ============

 Basic Earnings Per Share                                                 $0.20             $0.13
                                                                   ============      ============


 DILUTED EARNINGS PER SHARE
 --------------------------
 Weighted Average Number of
    Common Shares Outstanding                                         9,100,000         9,091,000

 Assuming Conversion of
     Outstanding Stock Options                                        1,014,000           900,000

 Less Assumed Repurchase
     of Common Stock Pursuant
     to the Treasury Stock Method                                      (640,000)         (731,000)
                                                                   ------------      ------------

 Weighted Average Number of
    Common Shares Outstanding
    As Adjusted                                                       9,474,000         9,260,000
                                                                   ============      ============

 Diluted Earnings Per Share                                               $0.20             $0.13
                                                                   ============      ============



