Form 10-Q
period 2002-06-29
CACHE INC
filed 2002-08-13
CIK 350199

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 29, 2002

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

                          YES  X     NO
                             -----     -----

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,100,150
--------------------------       ------------------------------
Class of Stock Outstanding       Outstanding at August 13, 2002

                  CACHE, INC. AND SUBSIDIARIES
                              INDEX



                                                              PAGE

CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS, JUNE 29, 2002,
           DECEMBER 29, 2001 AND  JUNE 30, 2001                 3

INCOME STATEMENTS
   TWENTY-SIX WEEKS ENDED JUNE 29, 2002
           AND JUNE 30, 2001                                    4
   THIRTEEN WEEKS ENDED JUNE 29, 2002
           AND JUNE 30, 2001                                    5

STATEMENTS OF CASH FLOWS
   TWENTY-SIX WEEKS ENDED JUNE 29, 2002
           AND JUNE 30, 2001                                    6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          7-9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                       9-13

OTHER INFORMATION:
   EXHIBIT AND REPORTS ON FORM 8-K                             14
   SIGNATURES                                                  15
   EXHIBIT 11.1 - CALCULATION OF BASIC AND DILUTED
                  EARNINGS PER SHARE                           16

   EXHIBIT 99.1 - CERTIFICATION PURSUANT TO 18 U.S.C.
                  SECTION 1350                                 17



                                   CACHE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)
                                                             June 29,            December 29,           June 30,
  ASSETS                                                       2002                 2001                  2001
                                                           -------------         ------------         ------------
  Current assets:
          Cash and equivalents                             $  20,169,000         $ 12,101,000         $  8,336,000
          Receivables, net                                     1,210,000            4,318,000            2,459,000
          Notes receivable from related parties                  321,000              371,000              371,000
          Inventories                                         22,103,000           21,761,000           22,281,000
          Prepaid income taxes and other tax assets              325,000              599,000              657,000
          Prepaid expenses                                       651,000              712,000            1,075,000
                                                            ------------         ------------         ------------
                Total current assets                          44,779,000           39,862,000           35,179,000


  Equipment and leasehold improvements, net                   15,690,000           15,906,000           15,702,000

  Other assets                                                   829,000              825,000              864,000
  Deferred income taxes, net                                     572,000              542,000              778,000
                                                            ------------         ------------         ------------
                Total assets                                $ 61,870,000         $ 57,135,000         $ 52,523,000
                                                            ============         ============         ============


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
          Accounts payable                                  $  9,614,000         $ 11,089,000         $  9,082,000
          Income taxes payable                                 1,238,000               ---                  ---
          Accrued compensation                                 2,421,000            2,135,000            1,897,000
          Accrued liabilities                                  6,315,000            6,441,000            5,389,000
                                                            ------------         ------------         ------------
                Total current liabilities                     19,588,000           19,665,000           16,368,000


  Other liabilities                                            1,115,000            1,164,000            1,320,000

  Commitments and contingencies


  STOCKHOLDERS' EQUITY

    Common stock, par value $.01; authorized, 20,000,000
    shares; issued and outstanding 9,100,150 shares at
    June 29, 2002 and 9,091,338 shares at December 29,2002        91,000               91,000               91,000
          Additional paid-in capital                          19,609,000           19,564,000           19,564,000
          Retained earnings                                   21,467,000           16,651,000           15,180,000
                                                            ------------         ------------        -------------
                Total stockholders' equity                    41,167,000           36,306,000           34,835,000
                                                            ------------         ------------        -------------
              Total liabilities and stockholders' equity    $ 61,870,000         $ 57,135,000        $  52,523,000
                                                            ============         ============        =============





  The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                   CACHE, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                                  FOR THE TWENTY-SIX WEEKS ENDED
                                             (Unaudited)
                                                             June 29,               June 30,
                                                               2002                   2001
                                                            ------------          -------------
  Net sales                                                 $ 98,937,000          $  89,804,000

  Cost of sales, including occupancy and buying costs         57,458,000             58,485,000
                                                            ------------          -------------
  Gross profit                                                41,479,000             31,319,000
                                                            ------------          -------------
  Expenses
      Store operating expenses                                27,426,000             25,526,000
      General and administrative expenses                      6,595,000              4,650,000
                                                            ------------          -------------
           Total expenses                                     34,021,000             30,176,000
                                                            ------------          -------------
  Operating income                                             7,458,000              1,143,000
                                                            ------------          -------------
  Other income:
     Interest income (net)                                       127,000                157,000
     Miscellaneous income (net)                                   ---                    58,000
     Litigation settlement (net)                                  ---                 1,518,000
                                                            ------------          -------------
                                                                 127,000              1,733,000
                                                            ------------          -------------

  Income before income taxes                                   7,585,000              2,876,000

  Income tax provision                                         2,769,000              1,049,000
                                                            ------------          -------------


  Net income                                                $  4,816,000           $  1,827,000
                                                            ============          =============


  Basic earnings per share                                         $0.53                  $0.20
                                                            ============          =============

  Diluted earnings per share                                       $0.50                  $0.20
                                                            ============          =============


  Basic weighted average shares outstanding                    9,100,000              9,091,000
                                                            ============          =============

  Diluted weighted average shares outstanding                  9,660,000              9,276,000
                                                            ============          =============










  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                        CACHE, INC. AND SUBSIDIARIES
                                       CONSOLIDATED INCOME STATEMENTS
                                        FOR THE THIRTEEN WEEKS ENDED
                                                  (Unaudited)

                                                             June 29,               June 30,
                                                               2002                   2001
                                                           -------------          -------------
  Net sales                                                $  51,294,000          $  45,613,000

  Cost of sales, including occupancy and buying costs         29,392,000             29,529,000
                                                           -------------          -------------

  Gross profit                                                21,902,000             16,084,000
                                                           -------------          -------------
  Expenses
      Store operating expenses                                13,963,000             12,928,000
      General and administrative expenses                      3,353,000              2,321,000
                                                           -------------          -------------
           Total expenses                                     17,316,000             15,249,000
                                                           -------------          -------------
  Operating income                                             4,586,000                835,000
                                                           -------------          -------------

  Other income:
     Interest income (net)                                        76,000                 96,000
     Miscellaneous income (net)                                   ---                    58,000
                                                           -------------          -------------
                                                                  76,000                154,000
                                                           -------------          -------------

  Income before income taxes                                   4,662,000                989,000

  Income tax provision                                         1,702,000                360,000
                                                           -------------          -------------


  Net income                                               $   2,960,000            $   629,000
                                                           =============          =============



  Basic earnings per share                                         $0.33                  $0.07
                                                           =============          =============

  Diluted earnings per share                                       $0.31                  $0.07
                                                           =============          =============


  Basic weighted average shares outstanding                    9,100,000              9,091,000
                                                           =============          =============

  Diluted weighted average shares outstanding                  9,660,000              9,276,000
                                                           =============          =============










  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                  CACHE, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE TWENTY-SIX WEEKS ENDED
                                         (Unaudited)
                                                             June 29,                June 30,
                                                               2002                   2001
                                                            ------------            -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  -------------------------------------

  Net income                                                $  4,816,000            $ 1,827,000
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                          2,272,000              2,345,000
        Reversal of future rent escalations                      (58,000)              (104,000)
        Gain on litigation settlement                             ---                (1,518,000)

  Change in assets and liabilities:
  Decrease in receivables                                      3,108,000              2,899,000
  Decrease in notes receivable from related parties               50,000                350,000
  Decrease in prepaid income taxes and other tax assets          244,000                394,000
  Decrease (Increase) in inventories                            (342,000)             1,842,000
  Decrease (Increase) in prepaid expenses                         61,000               (169,000)
  Decrease in accounts payable                                (1,475,000)            (3,234,000)
  Increase in income taxes payable                             1,238,000                 ---
  Increase (Decrease)in accrued liabilities and compensation     138,000             (1,493,000)
                                                            ------------            -----------

     Total changes in assets and liabilities                   3,022,000                589,000
                                                            ------------            -----------

  Net cash provided by operating activities                   10,052,000              3,139,000
                                                            ------------            -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  -------------------------------------
     Payments for equipment and leasehold improvements        (2,025,000)            (1,627,000)
     Proceeds from equipment and leasehold disposals              ---                    83,000
                                                            ------------            -----------
  Net cash used in investing activities                       (2,025,000)            (1,544,000)
                                                            ------------            -----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  -------------------------------------
     Proceeds from issuance of common stock                       45,000                 ---
     Other, net                                                   (4,000)                (7,000)
                                                            ------------            -----------

  Net cash (used in) provided by financing activities             41,000                 (7,000)
                                                            ------------            -----------

  Net increase in cash and equivalents                         8,068,000              1,588,000
  Cash and equivalents, at beginning of period                12,101,000              6,748,000
                                                            ------------            -----------
  Cash and equivalents, at end of period                    $ 20,169,000            $ 8,336,000
                                                            ============            ===========









  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                             6

                              CACHE, INC.
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring to present fairly the financial position of the Company at June 29, 2002 (Fiscal 2002), June 30, 2001 (Fiscal 2001) and December 29, 2001 (Fiscal 2001), and the results of operations for the twenty-six and thirteen week periods ended June 29, 2002 and June 30, 2001 and consolidated statements of cash flows for the twenty-six weeks then ended.

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

     The approximate number of shares used in the computations of diluted earnings per share were 9,660,000 and 9,276,000, respectively, for the twenty-six and thirteen week periods ended June 29, 2002 and June 30, 2001. The approximate number of shares used in the computations of basic earnings per share were 9,100,000 and 9,091,000, respectively, for the twenty-six and thirteen week periods ended June 29, 2002 and June 30, 2001.

3.   NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

     In July 2002, Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which nullifies Emerging Issues Task Force Issue No. 94-3

("EITF 94-3") was released. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF 94-3, the liability was recognized at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002, The Company is currently evaluating the impact of adoption of this statement.


4.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS
     ------------------------------------

                                      June 29,         December 29,
                                        2002               2001
                                     -----------       -----------

     Leasehold improvements          $21,101,000       $19,954,000
     Furniture, fixtures and
      equipment                       26,430,000        25,521,000
                                     -----------       -----------
                                      47,531,000        45,475,000
     Less: accumulated depreciation
      and amortization                31,841,000        29,569,000
                                     -----------       -----------

     Total                           $15,690,000       $15,906,000
                                     ===========       ===========


5.   ACCRUED LIABILITIES
     -------------------

                                       June 29,        December 29,
                                         2002              2001
                                     -----------       -----------
     Operating Expenses              $ 3,001,000       $ 2,465,000
     Taxes, other than income taxes    1,202,000         1,719,000
     Leasehold additions                 ---                31,000
     Other customer deposits           2,112,000         2,226,000
                                     -----------       -----------

     Total                           $ 6,315,000       $ 6,441,000
                                     ===========       ===========

6.   BANK DEBT
     ---------

      During August 1999, the Company reached an agreement with its bank to extend the maturity of the newly Amended Revolving Credit Facility until January 31, 2003. Pursuant to the Amended Revolving Credit Facility, $15,000,000 is available until expiration at January 31, 2003. The amounts outstanding thereunder bear interest at a maximum per annum rate up to the bank's prime rate. The agreement contains selected financial and other covenants including covenants to maintain a minimum current ratio, a maximum debt to equity ratio, a maximum capital expenditure covenant and a minimum fixed charge coverage ratio. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables.

     There was no outstanding balance on the line of credit at June 29, 2002, and December 29, 2001. There have been no borrowings against the line of credit during fiscal 2001 and 2002. There were outstanding letters of credit of $446,000 and $1,159,000, pursuant to the Revolving Credit Facility at December 29, 2001 and June 29, 2002, respectively.



7.   INCOME TAXES
     ------------

     The effective tax rate for Fiscal 2002 and 2001 is 36.5%. At June 29, 2002 and December 29, 2001, the Company's deferred tax assets were $897,000 and $934,000, respectively, and, there was no deferred tax liability. The major components of the Company's net deferred taxes at June 29, 2002 and December 29, 2001 were as follows:

                                                   June 29,     December 29,
                                                     2002          2001
                                                  ----------    -----------
Net operating loss carryforwards ("NOL'S).......  $   91,000    $  183,000
Deferred rent...................................     526,000       547,000
Other (principally depreciation expense)........     280,000       204,000
                                                  ----------    ----------
                                                  $  897,000    $  934,000
                                                  ==========    ==========

8.   CONTINGENCIES
     -------------

     The Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters is not presently expected to have a material adverse effect upon the Company's financial position and results of operations.




ITEM2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

RESULTS OF OPERATIONS

     The following table sets forth our operating results, expressed as a percentage of sales:

                                  26 Weeks Ended          13 Weeks Ended
                                --------------------     ------------------
                                June 29,    June 30,     June 29,  June 30,
                                 2002        2001         2002      2001
                                --------    --------     --------  --------
Sales                            100.0%      100.0%       100.0%    100.0%
Cost of sales, including
  occupancy and buying expenses   58.1%       65.1%        57.3%     64.7%
Gross profit                      41.9%       34.9%        42.7%     35.3%
Store operating expenses          27.7%       28.4%        27.2%     28.3%
General and administrative
  expenses                         6.7%        5.2%         6.5%      5.1%
Operating income                   7.5%        1.3%         8.9%      1.8%
Other income                       0.1%        1.9%         0.1%      0.3%
Income before taxes                7.7%        3.2%         9.1%      2.2%
Income tax provision               2.8%        1.2%         3.3%      0.8%
Net income                         4.9%        2.0%         5.8%      1.4%


Net sales
---------

     Net sales increased to $98.9 million from $89.8 million, an increase of $9.1 million, or 10.2%, over the same 26 week period last year. This reflects $5.7 million of additional net sales as a result of a 7% increase in comparable store sales. The remainder of this increase was the result of additional net sales from non-comparable stores.

     Net sales increased to $51.3 million from $45.6 million, an increase of $5.7 million, or 12.5%, over the same 13 week period last year. This increase reflects $3.7 million of additional net sales as a result of an 8% increase in comparable store sales. The remainder of this increase was the result of additional net sales from non-comparable stores.


Gross Profit
------------

     Gross profit increased to $41.5 million from 31.3 million, an increase of $10.2, or 32.4%, over the same 26 week period last year. This increase was the combined result of higher net sales and increased gross profit margins. As a percentage of net sales, gross profit increased to 41.9% from 34.9%. This increase as a percentage of net sales was primarily due to higher initial markups on inventory purchases resulting from a reduction in the number of our vendors and the number of stock keeping units. These reductions enabled us to commit to bulk fabric purchases and increased our ability to receive favorable pricing from vendors. We expect the improvement created by higher initial markups to continue to benefit results in the remainder of Fiscal 2002.

     Gross profit increased to $21.9 million from $16.1 million, an increase of $5.8 million, or 36.2%, over the same 13 week period last year. This increase was the combined result of higher net sales and increased gross margins. As a percentage of net sales, gross profit, increased to 42.7% from 35.3%. The improvement in gross profit for the 13 week period reflects the same positive conditions as stated above for the 26 week period.


Store operating expenses
------------------------

     Store operating expenses increased to $27.4 million from $25.5 million, an increase of $1.9 million, or 7.4%, over the same 26 week period last year. This increase was attributable to an increase of $623,000 in marketing and advertising expenses, as well as an increase in the total number of stores. We expect our marketing and advertising expenses to continue to increase in the second half of Fiscal 2002. As a percentage of net sales, store operating expenses decreased to 27.7% from 28.4%, primarily due to the impact of faster store sales growth relative to store operating expenses.

     Store operating expenses increased to $14.0 million from $12.9 million, an increase of $1.0 million, or 8.0%, over the same 13 week period last year. This increase was attributable to an increase in total stores open, and an increase of $144,000 in advertising and marketing and was partially offset by reductions in several expense categories. As a percentage of net sales, store operating expenses decreased to 27.2% from 28.3%, primarily due to the impact of faster store sales growth.


General and administrative expenses
-----------------------------------

     General and administrative expenses increased to $6.6 million from $4.7 million, an increase of $1.9 million, or 41.8%, over the same 26 week period last year. As a percentage of net sales, general and administrative expenses increased to 6.7% from 5.2%, primarily due to higher corporate-level payroll and employee-related costs.

     General and administrative expenses increased to $3.4 million from $2.3 million, an increase of $1.0 million, or 44.5%, over the same 13 week period last year. This increase was primarily attributable to higher corporate-level payroll and employee-related costs. As a percentage of net sales, general and administrative expenses increased to 6.5% from 5.1% for the 13 week period.

Other income
------------

     Other income decreased to $127,000 from $1.7 million in the same 26 week period last year, primarily attributable to the $1.5 million of other income in last year's period from the settlement of a trademark litigation claim undertaken against a third party, net of professional fees related to the lawsuit.

     Other income decreased to $76,000 from $154,000 in the same 13 week period last year, due to a reduction in interest rates and a gain on fixed asset disposals included in other income in last year's period.

Income taxes
------------

     Income taxes increased to $2.8 from $1.0 million, an increase of $1.7 million over the same 26 week period last year. This increase was attributable to higher taxable income.

     Income taxes increased to $1.7 million from $360,000, an increase of $1.3 million over the same 13 week period last year. This increase was attributable to higher taxable income.

Net income
----------

     As a result of the foregoing, net income increased to $4.8 million from $1.8 million, an increase of $3.0 million over the same 26 week period last year. Net income increased to $3.0 million from $629,000, an increase of $2.3 million over the same 13 week period last year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's requirements are primarily for the construction of new stores and inventory for new stores as well as the remodeling of existing stores. We have historically satisfied our cash requirements principally through cash flow from operations. As of June 29, 2002, the Company had working capital of $25.2 million, which included cash and equivalents of $20.2 million.

     For the 26 weeks ended June 29, 2002, net cash provided by operations was $10.1 million, generated by net income, depreciation of $2.3 million, a decrease in accounts receivable of $3.1 million and an increase in income taxes payable of $1.2 million, offset in part by a decrease in accounts payable of $1.5 million.

     Cash used in investing activities was $2.0 million for the 26 week period ended June 29, 2002. These funds were used for equipment and leasehold improvements in new and remodeled stores. Our capital requirements depend primarily on the number of new stores we open, the number of stores we remodel and the timing of these expenditures. Projected capital expenditures for Fiscal 2002 to fund new store openings and remodeling are approximately $6.5 million.

     Based on our experience with new store openings, we estimate that the average net investment to open new stores is approximately $150,000 to $200,000, which includes new store opening expenses and initial inventory, net of landlord contributions and payables.

     The Company has a line of credit with Fleet Bank, N.A., permitting us to borrow up to $15 million on a revolving basis. At June 29, 2002, there was no outstanding balance under this credit facility. Amounts outstanding under the credit facility bear interest at a maximum annual rate equal to the bank's prime rate, currently 4.75%. The agreement relating to this facility contains restrictions on our ability to make capital expenditures, incur indebtedness or create or incur liens on our assets. While this facility is unsecured, if a default occurs under the facility, we are required to grant the lender a security interest in our inventory and accounts receivable. This facility currently expires in January 2003.

     We believe that cash flows from operations, our current available cash and the funds available under our revolving credit facility will be sufficient to meet our working capital needs and contemplated new store opening expenses for at least the next 12 months. If our cash flow from operations should decline significantly or if we should accelerate our store expansion or remodeling program, it may be necessary for us to seek additional sources of capital.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(c)  Exhibits.
          11.1 Calculation of Basic and Diluted Earnings per Common Share.

          99.1 Certification Pursuant to 18 U.S.C. Section 1350

(d)  Reports on Form 8-K

1.1 Form 8-K, filed April 24, 2002 - reporting pursuant to Item 5 of such Form, the operating results for the thirteen week period ended March 30, 2002. Also included in Form 8-K was reporting pursuant to Item 5 of such form, resignations of Roy Smith and Mae Soo Hoo from their positions on the Board of Directors, as well as their Executive Vice President positions. Additional reporting pursuant to Item 5 of such form, the appointment of David Desjardins as Executive Vice President and Director of Stores for Cache and Lillie Rubin and Bonnie Fox as Vice President of Merchandising and General Merchandise Manager for Cache stores.

1.2 Form 8-K, filed June 17, 2002 - reporting pursuant to Item 5 of such Form, the appointment of KPMG LLP as the Company's independent public accountants for the Fiscal year ending December 28, 2002.

1.3 Form 8-K, filed July 22, 2002 - reporting pursuant to Item 5 of such Form, the operating results for the twenty-six and thirteen week periods ended June 29, 2002.

                                  Signatures
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CACHE, INC.
                                      (Registrant)




August 13 , 2002                     BY: /s/ Brian Woolf
                                        -------------------------------
                                             Brian Woolf
                                        On behalf of Cache, Inc.
                                        and in his capacity as Chairman
                                        and Chief Executive Officer
                                        (Principal Executive Officer)





August 13, 2002                      BY: /s/ Thomas E. Reinckens
                                        -------------------------------
                                             Thomas E. Reinckens
                                        On behalf of Cache, Inc.
                                        and in his capacity as President
                                        and Chief Operating Officer
                                        (Principal Financial and Accounting
                                        Officer)


                                      EXHIBIT 11.1
                   CALCULATION OF BASIC AND DILUTED EARNINGS PER SHARE

                        (In thousands except per share data)

                                                     TWENTY-SIX                               THIRTEEN
                                                     WEEKS ENDED                              WEEKS ENDED
                                            ----------------------------           -------------------------------
                                              June 29,       June 30,               June 29,             June 30,
                                                2002           2001                   2002                2001
                                            ----------------------------           -------------------------------
  EARNINGS
  ---------
  Net Income Applicable
       to Common Stockholders               $ 4,816,000      $ 1,827,000           $  2,960,000        $   629,000
                                            ============================           ===============================


  BASIC EARNINGS PER SHARE
  ------------------------
  Weighted Average Number of
      Common Shares Outstanding               9,100,000        9,091,000              9,100,000          9,091,000
                                            ============================           ===============================

  Basic Earnings Per Share                        $0.53            $0.20                  $0.33              $0.07
                                            ============================           ===============================
  DILUTED EARNINGS PER SHARE
  --------------------------
  Weighted Average Number of
      Common Shares Outstanding               9,100,000        9,091,000              9,100,000          9,091,000

  Assuming Conversion of
       Outstanding Stock Options              1,140,000          900,000              1,140,000            900,000

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method            (580,000)        (715,000)              (580,000)          (715,000)
                                            ----------------------------           -------------------------------

  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                             9,660,000        9,276,000              9,660,000          9,276,000
                                            ============================           ===============================

  Diluted Earnings Per Share                      $0.50            $0.20                  $0.31              $0.07
                                            ============================           ===============================











                               EXHIBIT 99.1

                       CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350
             (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)



Pursuant to and solely for purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), each of the undersigned hereby certifies in the capacity and on the date indicated below that:

     1. The Quarterly Report of Cache, Inc. on Form 10-Q for the period ending June 29, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section
13(a) or 15 (d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Cache, Inc.



/s/ Brian Woolf                                    August 13, 2002
-------------------------------------
Brian Woolf
Chairman and Chief Executive Officer




/s/ Thomas E. Reinckens                            August 13, 2002
-------------------------------------
Thomas E. Reinckens
President and Chief Operating Officer
(Principal Financial and
Accounting Officer)