Form 10-Q/A
period 2002-06-29
CACHE INC
filed 2002-08-15
CIK 350199

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

                  CACHE, INC. AND SUBSIDIARIES
                              INDEX



                                                              PAGE

CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS, JUNE 29, 2002,
           DECEMBER 29, 2001 AND  JUNE 30, 2001                 4

INCOME STATEMENTS
   TWENTY-SIX WEEKS ENDED JUNE 29, 2002
           AND JUNE 30, 2001                                    5
   THIRTEEN WEEKS ENDED JUNE 29, 2002
           AND JUNE 30, 2001                                    6

STATEMENTS OF CASH FLOWS
   TWENTY-SIX WEEKS ENDED JUNE 29, 2002
           AND JUNE 30, 2001                                    7

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         8-10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                      10-14

OTHER INFORMATION:
   EXHIBIT AND REPORTS ON FORM 8-K                             15
   SIGNATURES                                                  16
   EXHIBIT 11.1 - CALCULATION OF BASIC AND DILUTED
                  EARNINGS PER SHARE                           17

   EXHIBIT 99.1 - CERTIFICATION PURSUANT TO 18 U.S.C.
                  SECTION 1350                                 18

EXPLANATORY STATEMENT
---------------------


     On August 13, 2002, the Company filed Form 10-Q for the quarterly period ended June 29, 2002. The Company's independent auditors had not yet completed their review of the financial statements of the Company as of and for such quarter. Subsequent to such filing and prior to the filing of this Form 10-Q/A, the review was completed. Except for the inclusion of this paragraph there have been no modifications to the Company's Form 10-Q for the quarterly period ended June 29, 2002, previously filed on August 13, 2002.



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

                                                 7

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



                                      CACHE, INC.
                                      (Registrant)




August 15 , 2002                     BY: /s/ Brian Woolf
                                        -------------------------------
                                             Brian Woolf
                                        On behalf of Cache, Inc.
                                        and in his capacity as Chairman
                                        and Chief Executive Officer
                                        (Principal Executive Officer)





August 15, 2002                      BY: /s/ Thomas E. Reinckens
                                        -------------------------------
                                             Thomas E. Reinckens
                                        On behalf of Cache, Inc.
                                        and in his capacity as President
                                        and Chief Operating Officer
                                        (Principal Financial and Accounting
                                        Officer)


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



/s/ Brian Woolf                                    August 15, 2002
-------------------------------------
Brian Woolf
Chairman and Chief Executive Officer




/s/ Thomas E. Reinckens                            August 15, 2002
-------------------------------------
Thomas E. Reinckens
President and Chief Operating Officer
(Principal Financial and
Accounting Officer)