Form 10-Q
period 2002-09-28
CACHE INC
filed 2002-11-07
CIK 350199

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 28, 2002

                                   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from............... to ...............
Commission File Number: 0-10345

                            CACHE, INC.
--------------------------------------------------------------------
      (Exact name of registrant as specified in its Charter)

          Florida                          59-1588181
--------------------------------   ---------------------------------
(State or other jurisdiction of    (IRS Employer Identification No.)
 incorporation or organization)

              1460 Broadway, New York, New York         10036
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

                          YES  X     NO
                             -----     -----


             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01                     9,100,150
--------------------------      -------------------------------
Class of Stock Outstanding      Outstanding at November 7, 2002

                 CACHE, INC. AND SUBSIDIARIES
                            INDEX


                                                               PAGE
CONSOLIDATED FINANCIAL STATEMENTS
   BALANCE SHEETS, SEPTEMBER 28, 2002
          DECEMBER 29, 2001 AND
          SEPTEMBER 29, 2001                                      3

STATEMENTS OF OPERATIONS
   THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002
          AND SEPTEMBER 29, 2001                                  4
   THIRTEEN WEEKS ENDED SEPTEMBER 28, 2002
          AND SEPTEMBER 29, 2001                                  5

STATEMENTS OF CASH FLOWS
   THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002
          AND SEPTEMBER 29, 2001                                  6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            7-9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                         9-13

OTHER INFORMATION:
   EXHIBITS AND REPORTS ON FORM 8-K                              13

CERTIFICATIONS                                                16-18



                                                    CACHE, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS

                                                               September 28,        December 29,         September 29,
 <s>                                                                2002                 2001                 2001
  ASSETS                                                      --------------       --------------       --------------
                                                                 (Unaudited)                               (Unaudited)
  Current Assets:
          Cash and equivalents                                $   17,184,000       $   12,101,000       $    6,126,000
          Receivables, net                                         2,857,000            4,318,000            3,467,000
          Notes receivable from related parties                      321,000              371,000              371,000
          Inventories, net                                        24,653,000           21,761,000           27,149,000
          Prepaid income taxes and other tax assets                  593,000              599,000            1,307,000
          Prepaid expenses                                           510,000              712,000              949,000
                                                              --------------       --------------       --------------
                Total current assets                              46,118,000           39,862,000           39,369,000


  Equipment and leasehold improvements, net                       18,630,000           15,906,000           15,801,000

  Other assets                                                       819,000              825,000              862,000
  Deferred income taxes, net                                         525,000              542,000              745,000
                                                              --------------       --------------       --------------
                Total  assets                                 $   66,092,000       $   57,135,000       $   56,777,000
                                                              ==============       ==============       ==============


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
          Accounts payable                                    $   12,989,000       $   11,089,000       $   15,077,000
          Accrued compensation                                     1,707,000            2,135,000              976,000
          Accrued liabilities                                      9,050,000            6,441,000            5,603,000
                                                              --------------       --------------       --------------
                Total current liabilities                         23,746,000           19,665,000           21,656,000
                                                              --------------       --------------       --------------


  Other liabilities                                                1,076,000            1,164,000            1,295,000

  Commitments and contingencies


  STOCKHOLDERS' EQUITY

         Common stock, par value $.01; authorized, 20,000,000
           shares; issued and outstanding 9,100,150 shares            91,000               91,000               91,000
         Additional paid-in capital                               19,609,000           19,564,000           19,564,000
         Retained earnings                                        21,570,000           16,651,000           14,171,000
                                                              --------------       --------------       --------------
                Total Stockholders' Equity                        41,270,000           36,306,000           33,826,000
                                                              --------------       --------------       --------------

                Total Liabilities and Stockholders' Equity    $   66,092,000       $   57,135,000       $   56,777,000
                                                              ==============       ==============       ==============



  The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


                                                         CACHE, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        FOR THE THIRTY-NINE WEEKS ENDED
                                                                 (Unaudited)


                                                               September 28,        September 29,
                                                                    2002                 2001
                                                              --------------       --------------

  Net sales                                                   $  140,926,000       $  127,663,000

  Cost of sales, including occupancy and buying costs             82,660,000           83,485,000
                                                              --------------       --------------

  Gross profit                                                    58,266,000           44,178,000
                                                              --------------       --------------

  Expenses
      Store operating expenses                                    41,469,000           37,700,000
      General and administrative expenses                          9,245,000            6,973,000
                                                              --------------       --------------
         Total expenses                                           50,714,000           44,673,000
                                                              --------------       --------------

  Operating income (loss)                                          7,552,000             (495,000)

  Other income :
     Interest income (net)                                           195,000              212,000
     Miscellaneous income (net)                                        ---                 51,000
     Litigation settlement (net)                                       ---              1,518,000
                                                              --------------       --------------

  Income before income taxes                                       7,747,000            1,286,000

  Income tax provision                                             2,828,000              468,000
                                                              --------------       --------------

  Net income                                                  $    4,919,000       $      818,000
                                                              ==============       ==============



  Basic earnings per share                                             $0.54                $0.09
                                                              ==============       ==============

  Diluted earnings per share                                           $0.51                $0.09
                                                              ==============       ==============




  Basic weighted average shares outstanding                        9,100,000            9,091,000
                                                              ==============       ==============

  Diluted weighted average shares outstanding                      9,623,000            9,236,000
                                                              ==============       ==============




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                            CACHE, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                            FOR THE THIRTEEN WEEKS ENDED
                                                     (Unaudited)


                                                               September 28,        September 29,
                                                                    2002                 2001
                                                              --------------       --------------

  Net sales                                                   $   41,989,000       $   37,859,000

  Cost of sales, including occupancy and buying costs             25,202,000           25,000,000
                                                              --------------       --------------

  Gross profit                                                    16,787,000           12,859,000
                                                              --------------       --------------

  Expenses
      Store operating expenses                                    14,043,000           12,174,000
      General and administrative expenses                          2,650,000            2,323,000
                                                              --------------       --------------
         Total expenses                                           16,693,000           14,497,000
                                                              --------------       --------------

  Operating income (loss)                                             94,000           (1,638,000)

  Other income:
     Interest income (net)                                            68,000               55,000
     Miscellaneous income (net)                                         ---                (7,000)
                                                              --------------       --------------

  Income (loss) before income taxes                                  162,000           (1,590,000)

  Income tax provision (benefit)                                      59,000             (581,000)
                                                              --------------       --------------


  Net income (loss)                                           $      103,000       $   (1,009,000)
                                                              ==============       ==============




  Basic earnings (loss) per share                                      $0.01               ($0.11)
                                                              ==============       ==============

  Diluted earnings (loss) per share                                    $0.01               ($0.11)
                                                              ==============       ==============




  Basic weighted average shares outstanding                        9,100,000            9,091,000
                                                              ==============       ==============

  Diluted weighted average shares outstanding                      9,623,000            9,091,000
                                                              ==============       ==============






  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                      CACHE, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     FOR THE THIRTY-NINE WEEKS ENDED
                                                               (Unaudited)

                                                                     September 28,        September 29,
                                                                          2002                 2001
 <s>                                                                 --------------       --------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  -------------------------------------
  Net income                                                         $    4,919,000       $      818,000
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                     3,556,000            3,572,000
        Reversal of future rent escalations                                 (95,000)            (151,000)
        Gain on litigation settlement                                          ---            (1,518,000)

  Change in assets and liabilities:
  ---------------------------------
  Decrease in receivables                                                 1,461,000            1,891,000
  Decrease in notes receivable from related parties                          50,000              350,000
  Increase in inventories                                                (2,892,000)          (3,026,000)
  Decrease (increase) in prepaid income taxes and other tax assets           23,000             (223,000)
  Decrease (increase) in prepaid expenses                                   202,000              (43,000)
  Increase in accounts payable                                            1,900,000            2,761,000
  Increase (decrease) in accrued liabilities and accrued compensation       788,000           (2,387,000)
                                                                     --------------       --------------

     Total changes in assets and liabilities                              1,532,000             (677,000)
                                                                     --------------       --------------

  Net cash provided by operating activities                               9,912,000            2,044,000
                                                                     --------------       --------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  -------------------------------------

     Proceeds from property and equipment disposals                           ---                 83,000
     Payments for equipment and leasehold improvements                   (4,880,000)          (2,739,000)
                                                                     --------------       --------------

  Net cash used in investing activities                                  (4,880,000)          (2,656,000)
                                                                     --------------       --------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  -------------------------------------

     Proceeds from the issuance of common stock                              45,000               ---
     Other, net                                                               6,000              (10,000)
                                                                     --------------       --------------
  Net cash provided by (used in) financing activities                        51,000              (10,000)
                                                                     --------------       --------------

  Net increase (decrease) in cash and cash equivalents                    5,083,000             (622,000)
  Cash and equivalents, at beginning of period                           12,101,000            6,748,000
                                                                     --------------       --------------
  Cash and equivalents, at end of period                             $   17,184,000       $    6,126,000
                                                                     ==============       ==============



  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CACHE, INC.
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring to present fairly the financial position of the Company at September 28, 2002 (Fiscal 2002), September 29, 2001 (Fiscal 2001) and December 29, 2001
(Fiscal 2001), and the results of operations for the thirty-nine and thirteen week periods ended September 28, 2002 and September 29, 2001 and the consolidated statements of cash flows for the thirty-nine weeks then ended.

     Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's latest annual report on Form 10-K for the Fiscal year ended December 29, 2001.

     Net income includes all sources of comprehensive income. There were no adjustments for foreign currency translation, unrealized gains(losses) on investments or deferred compensation expense incurred in Fiscal 2002 or Fiscal 2001 results.


2.   BASIC AND DILUTED EARNINGS
     --------------------------

     Basic earnings per share (EPS) is computed as net earnings divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through the exercise of outstanding dilutive stock options.

     The approximate number of shares used in the computations of diluted earnings per share were 9,623,000 and 9,236,000, respectively for the thirty-nine and thirteen week periods ended September 28, 2002 and September 29, 2001. The approximate number of shares used in the computations of basic earnings per share were 9,100,000 and 9,091,000, respectively, for the thirty-nine and thirteen week periods ended September 28, 2002 and September 29, 2001.

3.   NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

     In July 2002, Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"
("SFAS 146"), which nullifies Emerging Issues Task Force Issue No. 94- 3
("EITF 94 - 3") was released. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF 94 - 3, the liability was recognized at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adoption of this statement.

4.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS
     ------------------------------------

                                       September 28,     December 29,
                                            2002             2001
                                       -------------     ------------

     Leasehold improvements              $22,939,000      $19,954,000
     Furniture, fixtures and
       equipment                          28,816,000       25,521,000
                                       -------------     ------------
                                          51,755,000       45,475,000

     Less: accumulated depreciation
       and amortization                   33,125,000       29,569,000
                                       -------------     ------------

                                         $18,630,000      $15,906,000
                                       =============     ============


5.   ACCRUED LIABILITIES
     -------------------               September 28,     December 29,
                                           2002              2001
                                       -------------     ------------

     Operating Expenses                   $4,169,000       $2,465,000
     Taxes, other than income taxes        1,333,000        1,719,000
     Leasehold additions                   1,431,000           31,000
     Other customer deposits               2,117,000        2,226,000
                                       -------------     ------------

                                          $9,050,000       $6,441,000
                                       =============     ============


6.   BANK DEBT
     ---------

     During August 1999, the Company reached an agreement with its bank to extend the maturity of the Amended Revolving Credit Facility until January 31, 2003. Pursuant to the Amended Revolving Credit Facility, $15,000,000 is available until expiration at January 31, 2003. The amounts outstanding thereunder bear interest at a maximum per annum rate up to the bank's prime rate. The agreement contains selected financial and other covenants including covenants to maintain a minimum current ratio, a maximum debt to equity ratio, a maximum capital expenditure covenant and a minimum fixed charge coverage ratio. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. We are currently negotiating the terms for an extension of the line of credit for an additional three years.

     There was no outstanding balance on the line of credit at September 28, 2002 and December 29, 2001. There were no borrowings against the line of credit during Fiscal 2001 and 2002. There were outstanding letters of credit of $446,000 and $1,214,000, pursuant to the Revolving Credit Facility at December 29, 2001 and September 28, 2002, respectively.


7.   INCOME TAXES
     ------------

     The effective tax rate for Fiscal 2002 and 2001 is 36.5%. At September 28, 2002 and December 29, 2001, the Company's deferred tax assets were $1,157,000 and $934,000, respectively, and there was no deferred tax liability. The major components of the Company's deferred taxes at September 28, 2002 and December 29, 2001 were as follows:

                                             September 28,    December 29,
                                                  2002            2001
                                             -------------    -----------
Net operating loss carryforwards ("NOL'S")..  $    91,000     $  183,000
Deferred rent...............................      512,000        547,000
Insurance...................................      298,000          --
Other.......................................      256,000        204,000
                                             -------------    -----------
                                              $ 1,157,000     $  934,000
                                             =============    ===========

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

Controls and Procedures
-----------------------

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial and Accounting Officer, within 90 days prior to the filing date of this report. Based upon the evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.


RESULTS OF OPERATIONS
---------------------

     The following table sets forth our operating results, expressed as a percentage of net sales:
                                      39 Weeks Ended          13 Weeks Ended
                                    -------------------     -------------------
                                    Sept.28,   Sept.29,     Sept.28,   Sept.29,
                                      2002       2001         2002       2001
                                    --------  ---------     --------   --------

Net Sales                            100.0%     100.0%       100.0%     100.0%
Cost of sales, including
occupancy and buying expenses         58.7%      65.4%        60.0%      66.0%
Gross profit                          41.3%      34.6%        40.0%      34.0%
Store operating expenses              29.4%      29.5%        33.4%      32.2%
General and administrative expenses    6.6%       5.5%         6.3%       6.1%
Operating income (loss)                5.4%      (0.4%)        0.2%      (4.3%)
Other income                           0.1%       1.4%         0.2%       0.1%
Income (loss) before taxes             5.5%       1.0%         0.4%      (4.2%)
Income tax provision (benefit)         2.0%       0.4%         0.1%      (1.5%)
Net income (loss)                      3.5%       0.6%         0.2%      (2.7%)



Net sales
---------

     Net sales increased to $140.9 million from $127.7 million, an increase of $13.2 million, or 10.4%, over the same 39 week period last year. This reflects $8.2 million of additional net sales as a result of a 7% increase in comparable store sales. The remainder of this increase was the result of additional net sales from non-comparable stores.

     Net sales increased to $42.0 million from $37.9 million, an increase of $4.1 million, or 10.9%, over the same 13 week period last year. This increase reflects $2.4 million of additional net sales as a result of a 7% increase in comparable store sales. The remainder of this increase was the result of additional net sales from non-comparable stores.

Gross profit
------------

     Gross profit increased to $58.3 million from $44.2 million, an increase of $14.1, or 31.9%, over the same 39 week period last year. This increase was the combined result of higher net sales and increased gross profit margins. As a percentage of net sales, gross profit increased to 41.3% from 34.6%. This increase as a percentage of net sales was primarily due to higher initial markups on inventory purchases resulting from a reduction in the number of our vendors and the number of stock keeping units. These reductions enabled us to commit to bulk fabric purchases and increased our ability to receive favorable pricing from vendors. We expect the improvement created by higher initial markups to continue to benefit results in the remainder of Fiscal 2002.

     Gross profit increased to $16.8 million from $12.9 million, an increase of $3.9 million, or 30.5%, over the same 13 week period last year. This increase was the combined result of higher net sales and increased gross margins. As a percentage of net sales, gross profit, increased to 40.0% from 34.0%. The improvement in gross profit for the 13 week reflects the same positive conditions as stated above for the 39 week period.


Store operating expenses
------------------------

     Store operating expenses increased to $41.5 million from $37.7 million, an increase of $3.8 million, or 10.0%, over the same 39 week period last year. This increase was attributable to an increase of $1.8 million in marketing and advertising expenses, as well as an increase in the total number of stores. We expect our marketing and advertising expenses to continue to increase in the fourth quarter. As a percentage of net sales, store operating expenses decreased to 29.4% from 29.5%.

     Store operating expenses increased to $14.0 million from $12.2 million, an increase of $1.9 million, or 15.4%, over the same 13 week period last year. This increase was attributable to an increase in total stores open, as well as an increase of $1.2 million in advertising and marketing. As a percentage of net sales, store operating expenses increased to 33.4% from 32.2%, primarily due to the impact of additional advertising and marketing expenses.

General and administrative expenses
-----------------------------------

     General and administrative expenses increased to $9.2 million from $7.0 million, an increase of $2.3 million, or $32.6%, over the same 39 week period last year. As a percentage of net sales, general and administrative expenses increased to 6.6% from 5.5%, primarily due to higher corporate-level payroll and employee-related costs.

     General and administrative expenses increased to $2.7 million from $2.3 million, an increase of $327,000, or 14.1%, over the same 13 week period last year. This increase was primarily attributable to higher corporate-level payroll and employee-related costs. As a percentage of net sales, general and administrative expenses increased to 6.3% from 6.1% for the 13 week period.

Other income
------------

     Other income decreased to $195,000 from $1.8 million in the same 39 week period last year, primarily attributable to the $1.5 million of other income in last year's period from the settlement of a trademark litigation claim undertaken against a third party, net of professional fees related to the lawsuit. Other income for the current 39 week period is principally interest income.

     Other income, which primarily consisted of interest income, increased to $68,000 from $48,000 in the same 13 week period last year, due to higher average cash balances in Fiscal 2002.

Income taxes
------------

     Income taxes increased to $2.8 million from $468,000, an increase of $2.4 million over the same 39 week period last year. This increase was attributable to higher taxable income in the current 39 week period, as compared to last year.

     Income taxes increased to $59,000, as compared to a $581,000 benefit recorded last year. This increase was attributable to higher taxable income in the current 13 week period, as compared to a loss for the prior year period.


Net income
----------

     As a result of the foregoing, net income increased to $4.9 million from $818,000, an increase of $4.1 million over the same 39 week period last year. Net income increased to $103,000, as compared to a $1.0 million net loss recorded last year, for the 13 week period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's requirements are primarily for the construction of new stores and inventory for new stores as well as the remodeling of existing stores. We have historically satisfied our cash requirements principally through cash flow from operations. As of September 28, 2002, the Company had working capital of $22.4 million, which included cash and equivalents of $17.2 million.

     For the 39 weeks ended September 28, 2002, net cash provided by operations was $9.9 million, generated by net income of $4.9 million, depreciation of $3.6 million, a decrease in accounts receivable of $1.5 million and an increase in accounts payable of $1.9 million, offset in part by an increase in inventories of $2.9 million.

     Cash used in investing activities was $4.9 million for the 39 week period ended September 28, 2002. These funds were used for equipment and leasehold improvements in new and remodeled stores. Our capital requirements depend primarily on the number of new stores we open, the number of stores we remodel and the timing of these expenditures. Projected capital expenditures for Fiscal 2002 to fund new store openings and remodeling are approximately $7.0 million.

     Based on our experience with new store openings, we estimate that the average net investment to open new stores is approximately $150,000 to $200,000, which includes new store opening expenses and initial inventory, net of landlord contributions and payables.

     The Company has a line of credit with Fleet Bank, N.A., permitting us to borrow up to $15 million on a revolving basis. At September 28, 2002, there was no outstanding balance under this credit facility. Amounts outstanding under the credit facility bear interest at a maximum annual rate equal to the bank's prime rate, currently 4.75%. The agreement relating to this facility contains restrictions on our ability to make capital expenditures, incur indebtedness or create or incur liens on our assets. While this facility is unsecured, if a default occurs under the facility, we are required to grant the lender a security interest in our inventory and certain receivables. This facility currently expires in January 2003. We are currently negotiating the terms for an extension of the line of credit for an additional three years.

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





PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.
             11.1 Calculation of Basic and Diluted Earnings per Common Share.

             99.1 Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

             99.2 Certification of the Principal Financial and Accounting
                  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             99.3 Certification of the Chief Executive and Principal
                  Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b)  Reports on Form 8-K

          NONE

                              Signatures
                              ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CACHE, INC.
                                         (Registrant)



November 7, 2002                    BY: /s/  Brian Woolf
                                        ------------------------
                                             Brian Woolf
                                             Chairman and Chief
                                             Executive Officer
                                            (Principal Executive
                                             Officer)



November 7, 2002                    BY: /s/  Thomas E. Reinckens
                                        ------------------------
                                             Thomas E. Reinckens
                                             President and Chief
                                             Operating Officer
                                            (Principal Financial
                                             and Accounting
                                             Officer)


                                             EXHIBIT 11.1
                         CALCULATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE


                                                        THIRTY- NINE                          THIRTEEN
                                                         WEEKS ENDED                         WEEKS ENDED
                                                -----------------------------       -----------------------------
                                                 September 28,  September 29,        September 28,  September 29,
                                                     2002           2001                 2002           2001
 <s>                                            -----------------------------       -----------------------------
  EARNINGS
  --------                                     <c>            <c>                  <c>            <c>
  Net Income (Loss) Applicable
       to Common Stockholders                   $   4,919,000  $     818,000        $     103,000  $  (1,009,000)
                                                =============================       =============================


  BASIC EARNINGS PER SHARE
  ------------------------
  Weighted Average Number of
      Common Shares Outstanding                     9,100,000      9,091,000            9,100,000      9,091,000
                                                =============================       =============================

  Basic Earnings (Loss) Per Share                       $0.54          $0.09                $0.01         ($0.11)
                                                =============================       =============================


  DILUTED EARNINGS PER SHARE
  --------------------------
  Weighted Average Number of
      Common Shares Outstanding                     9,100,000      9,091,000            9,100,000      9,091,000

  Assuming Conversion of
       Outstanding Stock Options                    1,140,000        900,000            1,140,000          ---

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method                  (617,000)      (755,000)            (617,000)         ---
                                                -----------------------------       -----------------------------

  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                                   9,623,000      9,236,000            9,623,000      9,091,000
                                                =============================       =============================

  Diluted Earnings (Loss) Per Share                     $0.51          $0.09                $0.01         ($0.11)
                                                =============================       =============================

















                              EXHIBIT 99.1
                             CERTIFICATION
                             -------------


I, Brian Woolf, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cache Inc. (Cache),

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Cache as of, and for, the periods presented in this quarterly report;

4. Cache's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to Cache, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of Cache's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
(the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Cache's other certifying officer and I have disclosed, based on our most recent evaluation, to Cache's auditors and the audit committee of Cache's
Board of Directors;
a) all significant deficiencies in the design or operation of internal controls which could adversely affect Cache's ability to record, process, summarize and report financial data and have identified for Cache's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in Cache's internal controls; and

6. Cache's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




November 7, 2002                        BY: /s/     Brian Woolf
                                            ---------------------------
                                                    Brian Woolf
                                                    Chairman and Chief
                                                    Executive Officer

                              EXHIBIT 99.2
                             CERTIFICATION
                             -------------


I, Thomas E. Reinckens, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cache Inc. (Cache),

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Cache as of, and for, the periods presented in this quarterly report;

4. Cache's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to Cache, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of Cache's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Cache's other certifying officer and I have disclosed, based on our most recent evaluation, to Cache's auditors and the audit committee of Cache's
Board of Directors;
a) all significant deficiencies in the design or operation of internal controls which could adversely affect Cache's ability to record, process, summarize and report financial data and have identified for Cache's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in Cache's internal controls; and

6. Cache's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






November 7, 2002                     BY: /s/  Thomas E. Reinkens
                                         -------------------------------
                                              Thomas E. Reinckens
                                              President and Chief
                                              Operating Officer
                                             (Principal Financial
                                              and Accounting Officer)

                              EXHIBIT 99.3

                       CERTIFICATION PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Pursuant to and solely for purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), each of the undersigned hereby certifies in the capacity and on the date indicated below that:


1. The Quarterly Report of Cache, Inc. on Form 10-Q for the period ending September 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Cache, Inc.






/s/ Brian Woolf                         November 7, 2002
------------------------
Brian Woolf
Chairman and Chief Executive Officer



/s/ Thomas E. Reinckens                 November 7, 2002
------------------------
Thomas E. Reinckens
President and Chief Operating Officer
(Principal Financial and
Accounting Officer)