Form 10-K
period 2002-12-28
CACHE INC
filed 2003-03-27
CIK 350199

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-K
(Mark One)
  X   Annual Report pursuant to Section 13 or 15 (d) of the Securities
----- Exchange Act of 1934
      For the fiscal year ended December 28, 2002

                                    or

      Transition Report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934 (No fee required)

                      Commission file number 0-10345
                                             -------

                                   Cache, Inc.
-----------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          Florida                                      59-1588181
---------------------------------        ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization

            1460 Broadway, New York, New York           10036
-----------------------------------------------------------------------------
         (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:   (212) 575-3200
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price in the NASDAQ National Market) was approximately $40.3 million.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

                         Yes                No    X
                             -----              -----

As of February 28, 2003, 9,126,900 common shares were outstanding.


                   DOCUMENTS INCORPORATED BY REFERENCE

Certain information included in the Registrant's Proxy Statement to be filed in connection with its 2003 Annual Meeting of Stockholders has been incorporated by reference into Part III (Items 10, 11, 12, 13 and 15) of this report on Form 10-K.

                               CACHE, INC.

                         FORM 10-K ANNUAL REPORT

                             DECEMBER 28, 2002

                             TABLE OF CONTENTS


                                                                       Page
                                  PART I
                                  ------

Item 1.     Business..............................................      1
Item 2.     Properties............................................     13
Item 3.     Legal Proceedings.....................................     13
Item 4.     Submission of Matters to a Vote of Security
            Holders...............................................     14


                                  PART II
                                  -------

Item 5.     Market for the Registrant's Common Stock and
            Related Stockholder Matters...........................     14
Item 6.     Selected Financial Data...............................     15
Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........     17
Item 8.     Financial Statements and Supplementary Data...........     25
Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure................     25


                                PART III
                                --------

Item 10.    Directors and Executive Officers of the Registrant....     25
Item 11.    Executive Compensation................................     25
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management........................................     25
Item 13.    Certain Relationships and Related Transactions........     25


                                 PART IV
                                 -------

Item 14.    Controls and Procedures...............................     25

Item 15.    Principal Accounting Fees and Services................     25

Item 16.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K...........................................     25

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


BUSINESS
--------

     We are a nationwide, mall-based specialty retailer of sophisticated, social occasion sportswear and dresses targeting style-conscious women. We own and operate two separate store concepts, Cache and Lillie Rubin, each of which carries its own distinctive branded merchandise. Cache targets women between the ages of 25 and 45 who have a youthful attitude, are self-confident and fashion-conscious, and require a missy fit. Lillie Rubin stores offer a more sophisticated line of social occasion apparel targeting women between the ages of 35 and 55.

     Both store concepts focus on social occasion dressing designed for contemporary women who take pride in their appearance, whether they are out for a casual lunch or at a black tie affair. Our Cache and Lillie Rubin lines extend from elegant eveningwear to our distinctive day-into-evening sportswear, which encompasses a variety of chic tops, bottoms and dresses versatile enough to be worn during the day or evening. We believe the appeal of our merchandise is enhanced through the intimate boutique-like environment we offer to our customers. This environment is achieved through a high level of customer service combined with our smaller store format, which averages approximately 2,000 square feet. We operate 207 Cache and 27 Lillie Rubin stores (as of December 28,
2002) primarily situated in central locations in high traffic, upscale malls throughout the United States.


History
-------

     The first Cache store was opened in 1975 in Florida as a couture boutique. From 1986 until 2000, Cache grew under the ownership of the Saul family, expanding from 29 stores to 183 stores at the end of 1999. In addition, in 1998 we acquired the 12-store Lillie Rubin chain and grew it to 18 stores by the end of 1999. By mid-2000, we recognized the need to bring in a more seasoned executive to lead us through our next phase of growth. In October 2000, we hired Brian Woolf as our Chief Executive Officer. Mr. Woolf recognized the significant opportunity to build upon a distinctive brand and market niche. He immediately embarked on a series of strategic initiatives to accelerate growth and enhance profitability. These initiatives included:

     * hiring three new members of management, all of whom have extensive retail experience,
     * re-launching the Cache brand through a national advertising campaign,
     * transitioning the merchandise mix to an exclusively Cache and Lillie Rubin branded line of apparel,
     *    introducing our day-into-evening sportswear line in Lillie Rubin,
     *    developing a more modern and efficient store format and
     * significantly reducing the number of stock keeping units and vendors.

     As a result of these initiatives, comparable store sales have increased from 0% for fiscal 2001 to 7% in fiscal 2002 and gross margins increased from 35.3% to 42.0% during the same time period.


Business Strategy
-----------------

     We differentiate ourselves from other mall-based specialty retailers of women's apparel and department stores by serving a specific market niche: social occasion apparel with a missy fit. Our target customers desire to feel attractive and be admired by others, irrespective of the actual event for which they are dressing. For them, social occasion dressing relates more to an attitude than a specific type of event. For example, a woman may wear our sportswear to a picnic or out shopping when she wants to feel and look her best. Regardless of the reason for a purchase, the Cache and Lillie Rubin woman seeks apparel that is both eye-catching and alluring yet tasteful and age-appropriate. Our ability to merchandise apparel that appeals to these customers and at the same time provides a proper missy fit is our greatest competitive advantage. We capitalize on this advantage through our ability to:

     * Target a Highly Desirable Market. Our target market comprises of women between the ages of 25 and 55 with higher income levels. As compared to other demographics, the shopping options for these customers tend to be limited to either large department stores or highly specialized boutiques, particularly for social occasion dressing. We believe that this creates a significant opportunity for us to attract those customers seeking a more intimate shopping experience and higher levels of customer service.

     * Preserve Distinct but Complementary Brand Images. Cache and Lillie Rubin are two distinct brands with their own individual styles. Each has its own feel with Cache appealing to a more fashion-conscious, youthful woman and Lillie Rubin appealing to a more sophisticated, mature customer. To support these brand images, the average price point at Lillie Rubin is typically 25% to 30% higher than that at Cache. In addition to merchandise assortment and price point, the two brand identities remain separate through our marketing and advertising campaigns as well as in-store visual displays. Lastly, all apparel in our stores is branded under the respective Cache and Lillie Rubin names. While their assortments and images differ, these concepts are complementary. We have found that in malls containing both Cache and Lillie Rubin stores, many of our customers shop in both stores during the same mall visit. As a result, we strategically place our Lillie Rubin stores in the same malls where Cache stores are located.

     * Provide a Boutique Environment. We believe that our discerning target customer enjoys an intimate boutique atmosphere, and we provide this environment through a variety of means. First, our smaller store format ensures a more intimate feel. Second, we offer highly personalized customer service. Our level of staffing and smaller store format enable our staff to be highly visible and accessible. In addition, we have built a detailed customer database from our point-of-sale system over the past 10 years, enabling us to hold special events, offer rewards and send targeted mailings to our preferred customers. Our salespeople can quickly access all her preferences. Third, we offer our customers a variety of additional conveniences to enhance their overall shopping experience. For example, our special order system allows a customer to receive an item overnight from another store. Similarly, a customer may make an appointment on our website for a personalized style consultation or fitting at a store near her.

     * Maintain Balance between Sportswear and Dress Business. We seek to preserve a balance between our sportswear and dresses. Our dress and eveningwear business has a highly loyal customer base of women who make Cache and Lillie Rubin destination stores for their special occasion purchases. In addition, the dress business provides strong, reliable sales during the spring and holiday seasons and enables us to leverage our deep expertise in eveningwear to design our popular day-into-evening sportswear line, which represents a large percentage of our sales. Our sportswear provides a more consistent stream of sales throughout the year and attracts a broader customer base. Both businesses help to differentiate us from other mall-based women's specialty retailers and are important parts of our overall strategy.

     * Enhance Merchandising Speed and Flexibility. The vast majority of our merchandise is purchased from domestic vendors. This provides us with a number of competitive advantages. We have focused on relationships with a select number of key suppliers and work closely with them to design and manufacture apparel to be sold under our Cache and Lillie Rubin brands. By collaborating with our domestic vendors, we enjoy short lead times of four to 12 weeks, enabling us to respond rapidly to changes in sell-through trends and to conduct frequent test-and-order cycles prior to broad merchandise introductions. In addition, our suppliers drop ship all merchandise directly to our stores, further increasing delivery speed and reducing inventory risk. This drop ship system is supplemented by an automated special order system that allows us to efficiently ship merchandise between stores if necessary.

     * Execute with Proven Management Team. Our senior management has extensive industry expertise in all areas of specialty retailing. Brian Woolf, our Chief Executive Officer, has over 30 years of industry experience, most recently in senior management at The Limited. Tom Reinckens, our President and Chief Operating Officer, has been with us since 1987 and has served in all areas of operations and finance during his tenure. In addition, we have recently added three senior managers in operations and merchandising, with an average of over 12 years of experience with such leading specialty retailers as Giorgio Armani, The Limited and Talbots. These management additions include Maria Comfort as Vice President and General Merchandise Manager for Lillie Rubin, David Desjardins as Executive Vice President and Director of Stores and Operations and Bonnie Fox as Vice President of Merchandise Design. These additions complement our strong existing management team, six members of whom have been with us for 10 or more years.

Growth Strategy
---------------

     With the new strategic initiatives that Mr. Woolf implemented after his arrival in October 2000, we have refined our overall operating strategy. With much of that groundwork complete, our main objective is to capitalize on our distinct brand identities and differentiated merchandise offerings to accelerate our growth. We intend to do so through the following means:

     * New Unit Expansion and Remodeling. We plan to open new stores and remodel existing stores. Our remodeled store format optimizes space, enhances merchandise displays and facilitates customer flow. The format not only increases the overall store appeal but also supports our new merchandising strategy put in place in 2001. During fiscal 2002, our 15 remodeled Cache stores have shown an average 10% increase in comparable store sales. We expect to remodel 20 stores in 2003 and 25 stores in fiscal 2004, as we renew our store leases. In conjunction with our remodeling plans, we also intend to expand our store base. In fiscal 2002, we opened 10 new Cache and three new Lillie Rubin stores. We plan to accelerate new store openings in fiscal 2003 with the opening of approximately 20 new Cache and five new Lillie Rubin stores. Additionally, we expect to open approximately 35 new stores in fiscal 2004, comprised of 20 new Cache and 15 new Lillie Rubin stores.

     * Enhance Brand Recognition. During fiscal 2002, we embarked upon an advertising campaign that renewed Cache's image and reinforced its distinct brand identity. This creative campaign encompassed print media, targeted direct mailings and outdoor advertising. Given the success of this recent campaign, we will continue to undertake several strategic marketing initiatives. These initiatives, which include direct mail pieces, new in-store window and table displays, and the recent relaunch of the Cache website, are aimed to promote the Cache brand and reward loyal customers. We have also built an extensive customer database, based on capturing our point-of-sale data since 1992, which supports our direct mail programs. In addition, in fiscal 2003 we expect to launch a marketing campaign for the Lillie Rubin brand.

     * Further Improve Profitability. As we grow our business, we will seek to further increase our margins through a number of initiatives. We have significantly reduced the number of our suppliers and our stock keeping units. This enables us to commit to bulk fabric purchases and increases our ability to receive favorable terms and pricing from our vendors. In fiscal 2001 and 2002, we reduced the number of our vendors by approximately 24% from fiscal 2000 and reduced the number of stock keeping units by approximately 42%. In addition to increasing our gross margins, these initiatives also reduce our operating costs and improve our collaboration with manufacturers. We anticipate further reduction of our vendor base as well as the number of stock keeping units in fiscal 2003.


Merchandising
-------------

     Our merchandising focuses on providing a selection of sportswear and dresses extending from elegant eveningwear to day-into-evening sportswear. As a result of our short lead time of four weeks to 12 weeks, we are able to employ a constant process of test-and-ordering that allows us to restock popular items during the same season. We also maintained a key item strategy, providing some popular and core items for longer periods to meet ongoing customer demand. New merchandise typically arrives on a weekly basis at each of our stores, giving our customers a reason to visit our stores frequently. We introduce new floor sets into each of our stores approximately every six weeks. These new floor sets allow exciting changes in visual merchandising within both our stores and our window presentations.

Merchandise

     We design and market three general categories of merchandise:

          Sportswear. Sportswear consists of related chic tops and bottoms, versatile enough to be worn during the day or out for evening affairs.

          Dresses. Dresses range from special occasion long dresses to shorter lengths for cocktail and day-into-evening wear.

          Accessories. Accessories consist primarily of jewelry, belts and handbags intended to complement our sportswear and dress selections.

     These categories of merchandise differ in style depending on whether they are offered in our Cache or Lillie Rubin stores.

     Cache. Cache merchandise targets fashion-conscious women who require a missy fit and are typically between the ages of 25 and 45. To appeal to these women, much of our Cache apparel offers tasteful and trendy detailing including fringe, lace, leather trim and beads. Cache's average price points for sportswear range from $60 to $300, dresses range from $125 to $450 and accessories range from $30 to $150. The following table indicates the percentage of Cache's net sales by merchandise category for each of the last three fiscal years:
                                             52 Weeks Ended
                             -----------------------------------------------
                              December 30,    December 29,     December 28,
                                  2000            2001             2002
                             -------------    ------------     -------------
               Sportswear         65.8%           67.0%            65.7%
               Dresses            25.9            24.7             26.1
               Accessories         8.3             8.3              8.2
                             -------------    ------------     -------------
               Total             100.0%          100.0%           100.0%
                             -------------    ------------     -------------


     Lillie Rubin. Lillie Rubin targets women who are between the ages of 35 and 55 and desire classic, smart styles. Price points at Lillie Rubin are approximately 25% to 30% higher than at Cache. The following table indicates the percentage of Lillie Rubin's net sales by merchandise category for each of the last three fiscal years:

                                             52 Weeks Ended
                             -----------------------------------------------
                              December 30,     December 29,    December 28,
                                  2000             2001            2002
                             -------------    -------------    -------------
               Sportswear         39.8%            39.9%           44.9%
               Dresses            50.9             51.6            47.1
               Accessories         9.3              8.5             8.0
                             -------------    -------------    -------------
               Total             100.0%           100.0%          100.0%
                             -------------    -------------    -------------


     The percentage of sales represented by dresses is typically higher in the first half of the year for both Cache and Lillie Rubin due to buying for the Easter, wedding and prom seasons. The percentage of Lillie Rubin sales represented by sportswear is expected to increase in fiscal 2003 as a result of the introduction in spring 2002 of a new day-into-evening sportswear collection in all of our Lillie Rubin stores.

Design

     Our apparel design and merchandising are organized around the spring and fall seasons. Our internal design and merchandising team is comprised of a designer, buyers who specialize in particular fashion classifications and executive management personnel. Following the end of a season, our design team reviews data from that season's results as well as market research, retail trends, trade shows and other resources. Based on this information, our team develops seasonal themes which will influence our exclusive designs for the following year.

     Approximately nine to 12 weeks prior to a season, we begin to coordinate with external designers at our vendors to select specific styles that reflect our themes for the upcoming season. We have established close relationships with many of our vendors, enabling us to frequently create and test new merchandise in our stores prior to the upcoming season and stay abreast of changing fashion trends and market demands. On an ongoing basis, we revise our styles or buying levels accordingly.

     We believe that our ability to offer an attractive but comfortable missy fit is crucial for our customers. Once we have identified specific designs and materials, our technical department works closely with our in-house fit model and our manufacturers through a collaborative process that tests specific measurements to ensure that the merchandise meets our high standards for fit and comfort.

     Our accessories are designed and manufactured for us by third-party vendors.

Planning

     We conduct our planning process based on our historical point-of-sale data, economic trends, seasonality and anticipated demand based on market tests. We determine at a corporate level the total number of stock keeping units and the composition by product, print, color, style and size. Our vendors are then able to negotiate bulk material purchase with their suppliers, which we believe enables us to obtain better pricing.

     Our merchandising and planning teams determine the appropriate level and type of merchandise per store and communicate that information to our vendors who drop ship the merchandise to each store. Following receipt at our stores the merchandising staff obtains daily sales information and store-level inventory generated by our point-of-sale computer system. Based upon this data management teams make decisions with respect to re-orders, store transfers and markdowns.

     In addition to introducing new merchandise, we employ a key item strategy whereby we maintain an inventory of core items in every store. This provides customers with a level of certainty that these items will be in stock when they visit, rather than rotating out of the store with merchandise changes. In certain situations, a store that is experiencing particularly strong sell-throughs relays the information to our management team and buyers, who in turn may add or adjust new merchandise in response to this feedback.

Sourcing and Distribution

     We employ a sourcing and distribution strategy that enhances our speed to market, allows us to respond quickly to fashion preferences and demand, and reduces inventory risk. We purchase the vast majority of our merchandise from domestic vendors. Sourcing from domestic vendors provides us with short lead times ranging from four to 12 weeks from order to shipment, compared with typically much longer periods for sourcing from foreign vendors. Our five largest vendors accounted for approximately 36% of our purchases in fiscal 2002, and our largest vendor accounted for 18% of our purchases during this period.

     Nearly all of our merchandise is drop shipped directly by our vendors to our individual stores rather than sent to a warehouse or distribution center. Drop shipping significantly decreases our distribution expenses and reduces the time required to deliver merchandise to our stores. If a customer requests an item out of stock at a specific store, we can ship the merchandise from another store to the customer by overnight or common carrier, the cost of which typically is borne by the customer.


Store Operations
----------------

Store Design and Environment

     Most of our stores range in size from approximately 1,500 to 2,500 square feet, with our typical store averaging approximately 2,000 square feet. We believe that our relatively smaller store size enables us to create a boutique-like atmosphere by providing a more intimate shopping environment and a higher level of customer service than department stores. Most of our stores are open during the same hours as the malls in which they are located, typically seven days and six nights a week.

     We have recently changed both our Cache and Lillie Rubin store designs and layouts to enhance their appeal to the customer, increase access to merchandise, facilitate movement throughout the store and improve our displays. Our new store design emphasizes a modern, sophisticated and well-lit atmosphere with streamlined exteriors and sleek interiors. In addition, at Cache we have moved the dressing rooms from the middle of the store to the rear, and check-out locations from the front of the store to the side. This eliminates barriers to movement throughout the store and permits greater flexibility in merchandise displays, allowing us to more effectively market our clothing.

     We began to remodel existing stores using this new design during fiscal 2001. We remodeled 15 Cache and three Lillie Rubin stores in fiscal 2002 and expect to remodel approximately 20 stores in fiscal 2003 and 25 stores in fiscal 2004, as leases come up for renewal. Most store remodels take from four to six weeks. During this period, we typically utilize temporary locations in the mall near the existing location so that customers can continue to shop for our merchandise.


Store Management and Training

     We organize our stores into regions and districts, which are overseen by three regional vice presidents and 24 district managers, with each of our district managers responsible for eight to 12 stores. We typically staff our stores with two opening employees, three mid-day employees and two closing employees.

     We seek to provide our customers with superior customer service. To promote this part of our strategy, store managers and co-managers receive both salaries and performance-based bonuses. We pay sales associates and assistant managers on an hourly basis as well as performance incentives. From time to time, we offer additional incentives, such as sales contests, to both management and sales associates. Additionally, we place special emphasis on the recruitment of fashion-conscious and career-oriented sales personnel. We train most new store managers in designated training stores and train most other new store sales personnel on the job.

Existing Store Locations
------------------------

     As of December 28, 2002 we operated 234 stores located in 41 states and Puerto Rico. Of these 207 were Cache stores and 27 were Lillie Rubin stores. The following tables indicate our stores by location:

Cache stores:

Alabama        5         Louisiana           4         Ohio              9
Arizona        3         Maryland            5         Oklahoma          2
Arkansas       1         Massachusetts       6         Oregon            2
California    19         Michigan            5         Pennsylvania      7
Colorado       2         Minnesota           1         Rhode Island      2
Connecticut    4         Mississippi         1         South Carolina    3
Delaware       1         Missouri            2         Tennessee         5
Florida       30         Nebraska            1         Texas            16
Georgia        6         Nevada              6         Vermont           1
Hawaii         2         New Hampshire       3         Virginia          5
Illinois       6         New Jersey         11         Washington        3
Indiana        2         New Mexico          1         West Virginia     1
Kansas         2         New York           11         Wisconsin         1
Kentucky       2         North Carolina      7         Puerto Rico       1


Lillie Rubin stores:

Alabama        1         Louisiana           1         Ohio              1
Arizona        1         Michigan            1         Pennsylvania      1
Colorado       1         Nevada              1         Tennessee         1
Florida        9         New Jersey          1         Texas             4
Georgia        2         North Carolina      1         Washington        1


     The following table indicates the number of stores opened and closed over the past five fiscal years:


                                            Stores Opened        Stores Closed        Stores Open at End
<s>                     Stores Open at     During Fiscal Year   During Fiscal Year       of Fiscal Year
                        Beginning of      ------------------   ------------------     ------------------
 Fiscal Year            Fiscal Year       Cache         L.R.   Cache         L.R.     Cache         L.R.        Totals
-----------------      --------------     -----        -----   -----        -----     ------       -----        ------
1998.............            169            4           12(1)     1            0       172           12           184
1999.............            184           13            6        2            0       183           18           201
2000.............            201            8            8        1            1       190           25           215
2001.............            215            9            1        2            1       197           25           222
2002.............            222           10            3        0            1       207           27           234


          (1) In 1998, we acquired the Lillie Rubin chain which consisted of 12 stores at that time.


New Store Development

     We continually review potential new locations for Cache and Lillie Rubin stores. We locate our new stores primarily in upscale shopping malls. When selecting a new site, we target high traffic locations with suitable demographics and favorable lease economics. When evaluating a new site, we also look at the principal and anchor stores in the mall, location of our store within the mall and other specialty stores located in the mall.

      During fiscal 2002, we opened 10 Cache stores and three Lillie Rubin stores and closed one Lillie Rubin store. In fiscal 2003, we intend to open approximately 25 stores consisting of 20 Cache and five Lillie Rubin stores. In fiscal 2004, we intend to open approximately 35 stores, consisting of 20 Cache and 15 Lillie Rubin stores. Currently 24 of our Lillie Rubin stores are located in malls that also contain Cache stores, and we intend to locate the substantial majority of our new Lillie Rubin stores in malls containing Cache stores.


Marketing and Promotion
-----------------------

     Historically, we conducted limited marketing and advertising, relying on our individual store displays, mall locations and word-of-mouth to attract customers. In early fiscal 2002, we began to use a variety of media to promote our Cache brand and increase sales, consisting primarily of advertisements in magazines such as Harper's Bazaar, Marie Claire and Vogue. We also introduced outdoor advertising in selected markets on billboards and buses, including a large campaign in Grand Central Station in New York. We expect to continue to increase our Cache advertising and marketing expenditures. In fiscal 2003, we intend to launch an advertising and marketing campaign for the Lillie Rubin brand. These increased marketing efforts for both Cache and Lillie Rubin are intended to attract new customers and increase sales to existing customers.

     We use direct mail campaigns to both potential and existing Cache customers. Over the past several years, we have built a database of over 1,000,000 preferred Cache customers from our point-of-sale information system and mail eight to 10 promotions per year to our targeted customers. Our preferred customer tracking system enables us to identify and target specific merchandise promotions targeted at individual customers. We also send e-mail notices to customers and intend to increase our use of e-mail promotions in the future.

     Our Cache and Lillie Rubin brands are supported by visual merchandising, which consists of window displays, front table layouts and various promotions. This type of marketing is an important component of our marketing and promotion strategies since our mall locations provide significant foot traffic. We make decisions regarding store displays and advertising at the corporate level, ensuring a consistent appearance and message throughout all our stores. In addition, we encourage store management to become involved in community affairs, such as participating in local charity fashion shows, to enhance brand recognition and meet potential customers. Some stores host trunk shows several times each year to present selected merchandise to customers.

     We operate a Cache website, www.cache.com. In March 2002, we relaunched this website which allows customers to purchase merchandise online, view currently available styles and schedule private fittings of merchandise at any Cache store. We have seen a strong increase in sales since the website was relaunched, as website sales increased 75% to $537,000 in fiscal 2002.

Competition
-----------

     The market for women's social occasion sportswear, dresses and accessories is highly competitive. We compete primarily with specialty retailers of women's apparel and department stores. Our stores typically compete directly with other women's apparel stores located in the same mall or a nearby location. We believe our target customers choose to purchase apparel based on the following factors:

     *    style and fashion,

     *    fit and comfort,

     *    customer service,

     *    shopping convenience and environment and

     *    value.

     We believe that our Cache and Lillie Rubin stores and merchandise have advantages over our competitors in meeting these needs.


Information Systems
-------------------

     We utilize a combination of off-the-shelf and custom software applications in our point-of-sale computer system to track our sales and inventory levels on a daily basis. Each store communicates this data directly to the host system at our corporate headquarters in New York. Our systems enable us to quickly identify issues and make decisions such as redirecting merchandise shipments, adjusting prices, re-ordering based on results of test marketing and monitoring the success of promotional campaigns. In addition, our systems facilitate various administrative functions such as payroll, inventory control, merchandise transfers, special orders and price checking.


Trademarks and Service Marks
----------------------------

     We are the owner in the United States of the Cache and Lillie Rubin trademarks and service marks. These marks are registered with the United States Patent and Trademark Office. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. Our rights to the "Cache" mark and "Lillie Rubin" mark are a significant part of our business. Accordingly, we intend to maintain these marks and the related registrations.
We are unaware of any material claims of infringement or other challenges to our right to use our marks in the United States, although we have successfully brought infringement claims against third parties in the past.


Employees
---------

     As of December 28, 2002, we had approximately 1,950 employees, of whom approximately 1,000 were full-time employees and 950 were part time employees. None of these employees is represented by a labor union. We consider our employee relations to be satisfactory.

Executive Officers, Directors and Key Employees
-----------------------------------------------

The following table sets forth information concerning our executive officers, directors and key employees:

      Name                         Age                 Position
----------------------            -----    -----------------------------------

Executive Officers and Directors

Brian Woolf                         54     Chief Executive Officer and
                                           Chairman of the Board
Thomas E. Reinckens                 49     President, Chief Operating Officer
                                           and Director
Arthur S. Mintz                     57     Director
Andrew M. Saul                      56     Director
Joseph E. Saul                      83     Director
Morton J. Schrader                  71     Director


Other Key Employees

Maria Comfort                       46     Vice President, General Merchandise
                                           Manager Lillie Rubin
Victor Coster                       45     Treasurer and Secretary
Lisa Decker                         41     Vice President, Marketing
David Desjardins                    41     Executive Vice President, Director
                                           of Stores & Operations
Margaret Feeney                     45     Vice President, Finance
Bonnie Fox                          45     Vice President, Merchandise Design
Clifford Gray                       47     Vice President, Construction
Joanne Marselle                     42     Vice President, Planning and
                                           Distribution
Caryl Paez                          42     Director, Information Technologies



Executive Officers and Directors

     Brian Woolf has served as our Chief Executive Officer and Chairman of the Board since October 2000. From March 1999 to October 2000, Mr. Woolf served as Vice President and General Merchandise Manager for The Limited. From 1995 to March 1999, Mr. Woolf served as Senior Vice President and General Merchandise Manager for Caldor. Mr. Woolf has held various management positions within the retail industry over the last 30 years.

     Thomas E. Reinckens has served as our President and Chief Operating Officer since October 2000 and as a director since February 1993. Mr. Reinckens also is our current principal financial and accounting officer. Mr. Reinckens joined our company in February 1987 and has held various positions throughout his tenure, most recently serving as Chief Financial Officer from November 1989 to October 2000 and Executive Vice President from September 1995 to October 2000.

     Arthur S. Mintz has served as one of our directors since September 2002. Mr. Mintz has served as the President of Bees & Jam, Inc., an apparel manufacturer, since 1971.

     Andrew M. Saul has served as one of our directors since 1986. Mr. Saul also served as our Chairman of the Board from February 1993 to October 2000. Mr. Saul is a partner in Saul Partners, an investment partnership, a position he has held since 1986. He is the son of Joseph E. Saul.

     Joseph E. Saul has served as one of our directors since 1986. Mr. Saul is a partner in Saul Partners, a position he has held since 1986. He is the father of Andrew M. Saul.

     Morton J. Schrader has served as one of our directors since 1989. Mr. Schrader was the President of Abe Schrader Corp., a manufacturer of women's apparel, from 1968 through March 1989. Since 1989, he has been active as a real estate broker.


Other Key Employees

     Maria Comfort has served as our Vice President and General Merchandise Manager for our Lillie Rubin stores since May 2002. From 1999 until she joined us, Ms. Comfort served as Executive Vice President for Giorgio Armani. From June 1997 to 1999, Ms. Comfort served as President of 9 & Co., a division of Nine West Group, Inc., a women's apparel company. Ms. Comfort's background encompasses a variety of merchandising functions, including design, manufacturing and buying. Ms. Comfort has 26 years of retail experience.

     Victor Coster has served as our Secretary since July 1991 and as our Treasurer since July 2001. Mr. Coster is responsible for all treasury and tax matters. Mr. Coster joined us in February 1991, and has held various positions, most recently as Controller from February 1997 to July 2001. Mr. Coster has over 23 years of experience in finance and accounting and has been a Certified Public Accountant since 1981.

     Lisa Decker has served as our Vice President of Marketing and Advertising since 1998 and was our Director of Marketing from 1991 until 1998. She has over 19 years of experience in marketing, advertising, sales promotion and visual merchandising within the retail industry.

     David Desjardins has served as our Executive Vice President and Director of Stores and Operations since April 2002. From 1999 until joining us, Mr. Desjardins served in various managerial capacities at the Limited, most recently as Vice President of Express and Director of Sales and Operations at Limited Stores. From 1990 to 1999, Mr. Desjardins held various managerial positions with The Gap. Mr. Desjardins has 17 years of retail experience.

     Margaret Feeney has served as our Vice President of Finance since 2001. Ms. Feeney has served in a variety of financial and operational capacities with us since 1992. Prior to joining us, Ms. Feeney served as Manager of Financial Analysis and Budgeting for Toys "R" Us and in various financial positions at Brooks Fashion Stores, a junior specialty chain. Ms. Feeney has 19 years of retail experience.

     Bonnie Fox has served as our Vice President, Merchandise Design for our Cache stores since March 2002. From 1997 to 2001, Ms. Fox served as Vice President, Merchandising for Maggy London, a blouse and dress manufacturer. From 1994 to 1997, Ms. Fox served as Vice President, General Merchandise Manager for Barami specialty stores. Ms. Fox has over 20 years of retail and manufacturing experience.

     Clifford Gray has served as our Vice President of Construction since 1999 and was our Operations Manager from 1991 to 1999. Prior to joining us, Mr. Gray served as Operations Manager with Kids "R" Us.

     Joanne Marselle has served as our Vice President of Planning and Distribution since 2000 and was our Director of Planning from 1990 to 2000. Prior to joining us, Ms. Marselle served at various times as a Planning and Distribution Analyst and a Merchandise Coordinator for both Country Road Australia and Ann Taylor. Ms. Marselle has over 20 years experience in the areas of planning and distribution.

     Caryl Paez has served as our Director of Information Technologies since he rejoined our company in 1999. From 1996 to 1999, he was Director of Information Technologies for Louis Vuitton Americas. From 1992 to 1996, he served as our Director of Management Systems and from 1989 to 1992, as our Manager of Point of Sales Systems.


ITEM 2.   PROPERTIES

     All but a few of our 234 stores are located in shopping malls. The substantial majority of our stores contain between 1,500 and 2,500 square feet of space, with the typical store averaging 2,000 square feet. All of our stores are in leased facilities, and we typically negotiate our rental agreements based on our portfolio of store locations with a particular landlord rather than on an individual basis. Rental terms usually include a fixed minimum rent plus a percentage rent based on sales in excess of a specified amount. In addition, we generally are required to pay a charge for common area maintenance, utility consumption, promotional activities and/or advertising, insurance and real estate taxes. Several leases contain fixed escalation clauses.

     Our leases expire at various dates through 2015. The following table indicates the periods during which our leases expire.

Fiscal Years                  Cache     Lillie Rubin        Totals
------------                  -----     ------------        ------

Present-2005                    62            4                66
2006-2008                       60            3                63
2009-2011                       35            9                44
2012-2015                       50           11                61
                              -----     ------------         -----
Totals                         207           27               234


     Our corporate office is an 11,900 square foot facility located at 1460 Broadway in New York City. We lease this space under a 10-year lease through 2003 at a rate of approximately $357,000 per year. We are presently searching for new office space for our corporate offices in the same general vicinity in New York City.

     We contract for space in a warehouse in New Jersey on an as-needed basis to serve as a staging area for new store inventories and fixtures.


ITEM 3.   LEGAL PROCEEDINGS

     We are party to various lawsuits arising in the ordinary course of our business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on our liquidity or operating results.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Annual Meeting of Shareholders was held on November 13, 2002.

     (b) All members of the current Board of Directors were re-elected as such for the ensuing year. The names of each elected Director are:
          Andrew M. Saul , Joseph E. Saul, Arthur S. Mintz, Thomas E. Reinckens, Morton J. Schrader and Brian Woolf.



                                 PART II
                                 -------


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     (a) The principal market in which the Company's Common Stock is being traded is the NASDAQ National Market System. The stock symbol is CACH. The price range of the high and low bid information for the Company's Common Stock during 2001 and 2002, by fiscal quarters, are as follows:

                             Fiscal 2001              Fiscal 2002
                             -----------              -----------
Fiscal Period              High       Low           High       Low
---------------------     ------     ------        ------     ------

First Fiscal Quarter      $ 5.00     $ 2.59        $ 7.94     $ 3.40

Second Fiscal Quarter     $ 4.54     $ 3.00        $18.45     $ 6.26

Third Fiscal Quarter      $ 4.50     $ 3.06        $18.15     $ 9.25

Fourth Fiscal Quarter     $ 3.80     $ 3.15        $15.05     $10.29


     Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

     (b) As of February 28, 2003, there were approximately 400 holders of record of the Company's Common Stock.

     (c) The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors.

     (d) The following table summarizes our equity compensation plans as of December 28, 2002:

                                                                                 Number of securities
                                                                                  remaining available
                                                                                for the future issuance
                                                                                     under equity
                                Number of securities     Weighted average          compensation plans
<s>                               to be issued upon      exercise price of             (excluding
                                    exercise of           of outstanding           securities reflected
Plan Category                   outstanding options          options                  in column (a))
-----------------------------   --------------------     -----------------      ------------------------
                                         (a)                     (b)                      (c)

Equity compensation plans
approved by security holders           1,140,250                $3.60                     938

Equity compensation plans not
approved by security holders               0                      0                        0
                                --------------------     -----------------      ------------------------
Total                                  1,140,250                $3.60                     938
                                ====================     =================      ========================


ITEM 6.    SELECTED FINANCIAL DATA


The following Selected Consolidated Financial Data should be read in conjunction with the Company's Consolidated Financial
Statements and Notes thereto.



                                                                     CACHE, INC. AND SUBSIDIARIES
                                                                   STORE DATA AND OPERATING RESULTS

                                                                       52 WEEKS ENDED     (1)
                                                  -------------------------------------------------------------------------
                                                  JANUARY 2,     JANUARY 1,   DECEMBER 30,   DECEMBER 29,      DECEMBER 28,
                                                   1999  (1)        2000          2000           2001               2002
                                                  -------------------------------------------------------------------------
                                                            (in thousands, except per share and operating data)

OPERATING RESULTS:
-----------------------------------------         <c>            <c>            <c>           <c>                <c>
    NET SALES                                      $146,831       $161,373       $176,470       $179,899          $199,423
    COST OF SALES                                    95,259        105,145        117,448        116,346           115,700
                                                  -------------------------------------------------------------------------
    GROSS INCOME                                     51,572         56,228         59,022         63,553            83,723

    STORE OPERATING EXPENSES                         37,917         42,366         47,828         51,289            57,220
    GENERAL AND ADMINISTRATIVE EXPENSES               7,058          7,655          9,481          8,929            12,190
                                                  -------------------------------------------------------------------------
    OPERATING INCOME                                  6,597          6,207          1,713          3,335            14,313

    OTHER INCOME, (net)                                 227            286             64          1,858 (2)           260
    INTEREST EXPENSE                                   (154)          (134)           (40)           --                --
                                                  -------------------------------------------------------------------------
    INCOME BEFORE INCOME TAXES                        6,670          6,359          1,737          5,193            14,573

    INCOME TAX PROVISION                              2,735          2,350            634          1,895             5,632
                                                  -------------------------------------------------------------------------
    NET INCOME                                       $3,935         $4,009         $1,103         $3,298            $8,941
                                                  =========================================================================


EARNINGS  PER  SHARE:
-----------------------------------------

    BASIC EARNINGS PER SHARE                          $0.43          $0.44          $0.12          $0.36             $0.98

    DILUTED EARNINGS PER SHARE                        $0.43          $0.43          $0.12          $0.36             $0.93


WEIGHTED AVERAGE  SHARES OUTSTANDING:
-----------------------------------------
    BASIC                                             9,091          9,091          9,091          9,091             9,100

    DILUTED (3)                                       9,170          9,305          9,224          9,229             9,632



STORE DATA:
-----------------------------------------

    NUMBER OF STORES OPEN AT END OF PERIOD              184            201            215            222               234

    AVERAGE SALES PER SQUARE  FOOT (4)                 $403           $400           $409           $408              $438

    COMPARABLE STORE SALES INCREASE (5)                  2%             5%             3%             0%                7%









                                                                   CACHE, INC. AND SUBSIDIARIES
                                                                           BALANCE SHEET DATA
                                                  --------------------------------------------------------------------------
                                                  JANUARY 2,     JANUARY 1,    DECEMBER 30,   DECEMBER 29,      DECEMBER 28,
                                                   1999 (1)         2000           2000           2001              2002
                                                  --------------------------------------------------------------------------
                                                                    (in thousands, except ratios and per share data)

         WORKING CAPITAL                            $15,374        $14,877        $16,165        $20,197           $26,654


         TOTAL ASSETS                                51,558         56,962         55,051         57,135            70,752


         TOTAL LONG-TERM DEBT                         2,000           ---            ---            ---               ---


         STOCKHOLDERS' EQUITY                        27,896         31,905         33,008         36,306            45,292


         RATIO OF CURRENT ASSETS TO
             CURRENT LIABILITIES                     1.77:1         1.63:1         1.78:1         2.03:1            2.09:1


         INVENTORY TURNOVER RATIO                    5.13:1         4.86:1         4.84:1         5.07:1            5.28:1

         CAPITAL EXPENDITURES                         3,266          6,354          4,852          4,330             7,342

         DEPRECIATION AND AMORTIZATION                4,136          4,602          4,891          4,870             4,963


         BOOK VALUE PER SHARE                         $3.07          $3.51          $3.63          $3.99             $4.98




FOOTNOTES
---------

(1) - Results for the fiscal year ended January 2, 1999 include 53 weeks. Results for all other periods presented include 52 weeks.

(2) - Other income in fiscal 2001 included $1,518,000 from the settlement of a trademark litigation claim undertaken against a third party, net of professional fees related to the lawsuit.
      Other income generally consists of interest income.

(3) - Diluted weighted average shares for the fiscal years ended January 2, 1999, January 1, 2000, December 30, 2000, December 29, 2001 and December 28, 2002, include 79,000; 214,000; 133,000; 138,000; and 532,000, respectively, due to the potential exercise of stock options that were outstanding and exercisable during those years.

(4) - Average sales per square foot are calculated by dividing net sales by the weighted average store square footage available.

(5) - Comparable store sales data are calculated based on the net sales of stores open at least 12 full months at the beginning of the period for which the data are presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a nationwide, mall-based specialty retailer of sophisticated, social occasion sportswear and dresses targeting style-conscious women between the ages of 25 and 55. We own and operate two separate store concepts, Cache and Lillie Rubin, each of which carries its own distinctive branded merchandise. We operate 234 stores primarily situated in central locations in high traffic, upscale malls.

     The first Cache store was opened in 1975 in Florida as a couture boutique. From 1986 until 2000, Cache grew under the ownership of the Saul family, expanding from 29 stores to 183 stores at the end of 1999. In addition, in 1998 we acquired the 12-store Lillie Rubin chain and grew it to 18 stores by the end of 1999. In October 2000, we hired Brian Woolf as our Chief Executive Officer. Mr. Woolf embarked on a series of strategic initiatives to accelerate growth and enhance profitability. These initiatives included:

     * hiring three new members of management, all of whom have extensive retail experience,

     * re-launching the Cache brand through a national advertising campaign,

     * transitioning the merchandise mix to an exclusively Cache and Lillie Rubin branded line of apparel,

     *    introducing our day-into-evening sportswear line in Lillie Rubin,

     *    developing a more modern and efficient store format and

     * significantly reducing the number of stock keeping units and vendors

     As a result of these initiatives, comparable stores sales have increased from 0% in fiscal 2001 to 7% in fiscal 2002 and gross margins have increased from 35.3% to 42.0% during that same time period. Improvements to our gross margins were primarily the result of our significant reduction in the number of stock keeping units we carry and vendors from which we purchase.

     General

           Net sales. Net sales consist of sales from comparable stores and non-comparable stores. A store is not included in comparable store sales until the first day of the fiscal month following the twelfth full month of sales. Non-comparable store sales include sales generated at new stores prior to the period when they are considered comparable stores and sales generated from stores that we have since closed.

           Cost of sales. Cost of sales includes the cost of merchandise, cost of freight from vendors, payroll for our design, buying and merchandising personnel and store occupancy costs. Store occupancy costs include rent, contingent rents, common area maintenance and real estate taxes.

           Store operating expenses. Store operating expenses include payroll, payroll taxes, health benefits, insurance, credit card processing fees, depreciation, licenses and taxes as well as marketing and advertising expenses.

           General and administrative expenses. General and administrative expenses include district and regional manager payroll, other corporate personnel payroll and employee benefits, employment taxes, insurance, legal and other professional fees and other corporate level expenses. Corporate level expenses are primarily attributable to our corporate headquarters in New York.


     Accounting Policies and Estimates

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which requires us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

           We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

           Our accounting policies are more fully described in Note 1 to the financial statements, located elsewhere in this document. We have identified certain critical accounting policies which are described below.

           Inventories. Merchandise inventory is carried at the lower of cost or market using the retail method of accounting. We make assumptions to adjust the value of inventory based on historical experience and current information. This procedure inherently reduces the carrying value of inventories as markdowns are initiated. These assumptions can have a significant impact on current and future operating results and financial position.

           Self Insurance. We are self-insured for losses and liabilities related primarily to employee health and welfare claims. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.

           Revenue Recognition. Sales are recognized at the "point of sale," which occurs when merchandise is sold in an "over-the-counter" transaction or upon receipt by a customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience.

     Results of Operations

           The following table sets forth our operating results, expressed as a percentage of net sales.

                                                     52 Weeks Ended
                                      -----------------------------------------
                                      December 30,  December 29,   December 28,
                                          2000          2001          2002
                                      ------------  ------------   ------------
Operating Results

Net sales...........................      100.0%       100.0%          100.0%
Cost of sales.......................       66.6         64.7            58.0
                                      ------------  ------------   ------------
Gross profit........................       33.4         35.3            42.0
Store operating expenses............       27.1         28.5            28.7
General and administrative expenses.        5.4          5.0             6.1
                                      ------------  ------------   ------------
Operating income....................        1.0          1.9             7.2
Other income (net)..................        0.0          1.0             0.1
                                      ------------  ------------   ------------
Income before income taxes..........        1.0          2.9             7.3
Income taxes........................        0.4          1.1             2.8
                                      ------------  ------------   ------------
Net income..........................        0.6%         1.8%            4.5%
                                      ============  ============   ============



52 Weeks Ended December 28, 2002 (Fiscal 2002) Compared to 52 Weeks Ended December 29, 2001 (Fiscal 2001)


     Net sales. Our net sales increased to $199.4 million from $179.9 million, an increase of $19.5 million, or 10.9%, over the prior fiscal year. This increase reflects $11.9 million of additional net sales as a result of a 7% increase in our comparable store sales. The remainder of this increase was the result of additional net sales from non-comparable stores.

     Gross profit. Our gross profit increased to $83.7 million from $63.6 million, an increase of $20.2 million, or 31.7%, over the prior fiscal year. This increase was the combined result of higher net sales and increased gross profit margins. As a percentage of net sales, gross profit increased to 42.0% from 35.3%. This increase as a percentage of net sales was primarily due to higher initial margins resulting from a reduction in the number of our vendors and the number of stock keeping units. These reductions enabled us to commit to bulk fabric purchases and increased our ability to receive favorable pricing from vendors. We expect the improvement created by higher initial mark ups to continue to benefit results in fiscal 2003.

     Store operating expenses. Our store operating expenses increased to $57.2 million from $51.3 million, an increase of $5.9 million, or 11.6%, over the prior fiscal year. As a percentage of net sales, store operating expenses increased to 28.7% from 28.5%, primarily due to an increase in marketing and advertising expenses of $2.4 million which were partially offset by a reduction in store operating expenses as a percentage of sales, due to the fixed nature of most store operating expenses.

     General and administrative expenses. Our general and administrative expenses increased to $12.2 million from $8.9 million, an increase of $3.3 million or 36.5%, over the prior fiscal year. As a percentage of net sales, general and administrative expenses increased to 6.1% from 5.0%, primarily due to a higher corporate-level payroll and employee-related costs.

     Other income. Other income decreased to $260,000 from $1.9 million in the prior fiscal year, primarily attributable to the $1.5 million of other income in last year's period from the settlement of a trademark litigation claim undertaken against a third party, net of professional fees related to the lawsuit. Other income generally consists of interest income.

     Income taxes. Our taxes increased to $5.6 million from $1.9 million, an increase of $3.7 million over the prior fiscal year. This increase was attributable to higher taxable income, as well as an increase in our effective tax rate from 36.5% in fiscal 2001 to 38.6% in fiscal 2002. The increase in our overall effective income tax rate is attributable to increased levels of federal taxable income subject to tax in a higher tax bracket, as well as a change in the mix of income subject to tax in the various states in which we conduct business.

     Net income. As a result of the foregoing, our net income increased to $8.9 million from $3.3 million, an increase of $5.6 million from the same period last year.


52 Weeks Ended December 29, 2001 (Fiscal 2001) Compared to 52 Weeks Ended December 30, 2000 (Fiscal 2000)


     Net sales. Our net sales increased to $179.9 million from $176.5 million an increase of $3.4 million, or 1.9%, over the prior fiscal year. This increase was the result of net sales from non-comparable stores. Comparable store sales increased by 3% in the first 26 weeks of fiscal 2001. Comparable store sales decreased by 3% in the second 26 weeks of fiscal 2001 as a result of the after-effects of the events of September 11 and the slowdown in the United States economy.

     Gross profit. Our gross profit increased to $63.6 million from $59.0 million, an increase of $4.5 million, or 7.7%, over the prior fiscal year. As a percentage of net sales, gross profit increased to 35.3% from 33.4%. This increase as a percentage of net sales was primarily the result of the change in our merchandising strategy. We reduced the number of vendors from which we purchased during fiscal 2001 by 28% from fiscal 2000 and reduced the number of stock keeping units we carried by 39%. The effects of these changes on our financial performance were realized in the third and fourth quarters of fiscal 2001. The increase in our gross margin was offset in part by an increase in occupancy expenses for new stores and merchandise markdowns due to the difficult retail environment in the third and fourth quarters of fiscal 2001.

     Store operating expenses. Our store operating expenses increased to $51.3 million from $47.8 million, an increase of $3.5 million, or 7.2%, over the prior fiscal year. This was due primarily to an increase in the total number of stores. As a percentage of net sales, store operating expenses increased to 28.5% from 27.1%, primarily due to an increase in payroll expense of $2.0 million and an increase in advertising expense of $1.0 million.

     General and administrative expenses. Our general and administrative expenses declined to $8.9 million from $9.5 million, a decrease of $552,000 or 5.8% from the prior fiscal year. As a percentage of net sales, general and administrative expenses decreased to 5.0% from 5.4%. This decrease was primarily attributable to professional fees relating to the trademark litigation settled during May 2001. In fiscal 2000, these fees were included in general and administrative expenses. In fiscal 2001, these fees were offset against the recovery which is included in other income.

     Other income. Other income increased to $1.9 million from $64,000, an increase of $1.8 million, over the same period last year, primarily attributable to the $1.5 million we received from the settlement of a trademark litigation claim undertaken against a third party, net of professional fees related to the lawsuit.

     Income taxes. Our taxes increased to $1.9 million from $634,000, an increase of $1.3 million, over the same period last year. This increase was attributable to higher taxable income.

     Net income. As a result of the foregoing, our net income increased to $3.3 million from $1.1 million, an increase of $2.2 million, over the prior fiscal year.


Quarterly Results and Seasonality

     We experience seasonal and quarterly fluctuations in our net sales and operating income. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, fashion trends and shifts in timing of certain holidays. Our business is subject to seasonal influences, characterized by highest sales during our fourth fiscal quarter (October, November and December) and lowest sales during our third fiscal quarter (July, August and September).

     The following table includes our unaudited quarterly results of operations data for each of the eight quarters during the two-year period ended December 28, 2002. We derived this data from our unaudited quarterly consolidated financial statements. We believe that we have prepared this information on the same basis as our audited consolidated financial statements and that we have included all necessary adjustments, consisting only of normal recurring adjustments, to present fairly the selected quarterly information when read in conjunction with our audited annual consolidated financial statements and the notes to those statements included elsewhere in this document. The operating results for any particular quarter are not necessarily indicative of the operating results for any future period.

                                                                13 Weeks Ended
                             -----------------------------------------------------------------------------------
                             Mar. 31,   June 30,  Sept. 29,  Dec. 29,  Mar. 30,  June 29,   Sept. 28,   Dec. 28,
                               2001       2001      2001       2001      2002      2002       2002        2002
                             --------   --------  ---------  --------  --------  --------   ---------   --------
                                                                  (Unaudited)
<s>                                                          Dollars in thousands)
Operating Results

Net sales.................    $44,191    $45,613   $37,859    $52,236   $47,643   $51,294    $41,989     $58,497
Gross profit..............     15,235     16,084    12,859     19,375    19,577    21,902     16,787      25,457
Operating income..........        308        835    (1,638)     3,830     2,872     4,586         94       6,761
Net income................      1,198        629    (1,009)     2,480     1,856     2,960        103       4,022


As a Percentage of Net Sales

Net sales.................      100.0%     100.0%    100.0%     100.0%    100.0%    100.0%     100.0%      100.0%
Gross profit..............       34.5       35.3      34.0       37.1      41.1      42.7       40.0        43.5
Operating income..........        0.7        1.8      (4.3)       7.3       6.0       8.9        0.2        11.6
Net income................        2.7        1.4      (2.7)       4.7       3.9       5.8        0.2         6.9


Selected Operating Data

Number of stores open at
end of period.............        215        215       217        222       224       224        227         234
Comparable store sales
increase..................          4%         2%      (1)%       (5)%        5%        8%         7%          8%


Liquidity and Capital Resources

     Our cash requirements are primarily for the construction of new stores and inventory for new stores as well as the remodeling of existing stores. We have historically satisfied our cash requirements principally through cash flow from operations. As of December 28, 2002, we had working capital of approximately $26.7 million, which included cash and marketable securities of $24.7 million.

     During fiscal 2002, we generated $19.9 million in cash from operating activities due primarily to net income, depreciation of $5.0 million, a decrease in receivables of $1.6 million, an increase in accounts payable of $899,000 and an increase in accrued liabilities and compensation of $3.6 million. During fiscal 2001, we generated $9.6 million in cash from operating activities due primarily to net income, depreciation of $4.9 million, a decrease in inventory of $2.4 million and a decrease in accounts receivable of $1.0 million, offset in part by a decrease in accounts payable of $1.2 million. During fiscal 2000, we generated $1.7 million in cash from operating activities due primarily to net income, depreciation of $4.9 million and an increase in accrued liabilities and compensation of $1.5 million, offset in part by a decrease in accounts payable of $4.0 million.

     Cash used in investing activities was approximately $4.8 million for fiscal 2000, $4.2 million for fiscal 2001 and $21.7 million for fiscal 2002. These amounts were used for the purchase of marketable securities as well as the payment for equipment and leasehold improvements in new and remodeled stores. Our capital requirements depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. Projected capital expenditures for fiscal 2003 to fund new store openings and remodelings are approximately $10.0 million.

     Based on our experience with new store openings, we estimate that the average net investment to open new stores is approximately $150,000 to $200,000, which includes new store opening expenses and initial inventory, net of landlord contributions. We estimate that the average net investment to remodel an existing store is approximately $200,000 to $300,000, net of landlord contributions.

     Cash provided by (used in) used in financing activities was negligible in fiscal 2000, fiscal 2001 and fiscal 2002.

     We have a line of credit with Fleet Bank, N.A., permitting us to borrow up to $15.0 million on a revolving basis. At December 28, 2002, there was no outstanding balance under this credit facility. Amounts outstanding under the credit facility bear interest at a maximum annual rate equal to the bank's prime rate, currently 4.25%. The agreement relating to this facility contains selected financial and other covenants. In addition, the credit facility contains restrictions on our ability to make capital expenditures, incur indebtedness or create or incur liens on our assets. While this facility is unsecured, if a default occurs under the facility, we are required to grant the lender a security interest in our inventory and accounts receivable. We are in compliance with all loan covenants. This facility currently expires in November 2005.

     We believe that cash flows from operations, our current available cash and funds available under our revolving credit facility will be sufficient to meet our working capital needs and contemplated new store opening expenses for at least the next 12 months. If our cash flow from operations should decline significantly or if we should accelerate our store expansion or remodeling program, it may be necessary for us to seek additional sources of capital.

Contractual Obligations and Commercial Commitments

     The following tables summarize our minimum contractual commitments and commercial obligations as of December 28, 2002:


                                          Payments Due in Period
                            --------------------------------------------------
                                       Within                           After
                              Total    1 Year   2-3 Years  4-5 Years   5 Years
                            --------  --------  ---------  ---------   -------
                                              (In thousands)

Contractual Obligations
Employment contracts....    $     38  $     38  $     -    $     -     $    -
Operating leases........     133,078    19,713    35,555     27,242     50,568
                            --------  --------  ---------  ---------   -------
Total...................    $133,116  $ 19,751  $ 35,555   $ 27,242    $50,568
                            ========  ========  =========  =========   =======




                                              Payments Due in Period
                            --------------------------------------------------
                                        Within                          After
                              Total     1 Year   2-3 Years  4-5 Years  5 Years
                            --------   -------   ---------  ---------  -------
                                                   (In thousands)
Commercial Commitments
Credit facility.........    $     -    $   -     $     -    $    -     $   -
Letters of credit.......         487      487
                            --------   -------   ---------  ---------  -------
Total...................    $    487   $  487    $     -    $    -     $   -
                            ========   =======   =========  =========  =======


Quantitative and Qualitative Disclosures About Market Risk

     Our market risk relate primarily to changes in interest rates. We bear the risk in two specific ways. First, our revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of December 28, 2002, we had no borrowing under our credit facility. However, we may borrow funds under our revolving credit facility as needed.

     The second component of interest rate risk involves the short-term investment of excess cash in short-term, investment-grade interest-bearing securities. These investments are included in cash and equivalents as well as marketable securities on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

New Accounting Pronouncements

     In July 2001, Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") were released. The related statements address financial accounting and reporting for business combinations and acquired goodwill and other intangible assets. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 is effective for all Fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 in January 2002. We have determined that the adoption of SFAS 141 and SFAS 142 had no material impact on our financial position and results of operations.

     In September 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses the accounting and financial reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The provisions of SFAS No. 143 will be effective for our financial statements for the 2003 fiscal year.
We do not expect the adoption of this standard to have a significant impact on our financial position, earnings or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses the accounting for impairment or disposal of long-lived assets and discontinued operations. On December 30, 2001, we adopted this standard and its application had no significant impact on our financial position, earnings or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS
No. 146 may affect the timing of recognizing any future restructuring costs as well as the amounts recognized. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. We will adopt the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002.

     On December 31, 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 148 amends the disclosure requirements in Statement 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. Therefore, calendar year-end companies should provide the amended disclosures in their December 31, 2002 annual financial statements and their March 31, 2003 interim financial statements. These disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees."

     Effective for financial statements for fiscal years ending after December 15, 2002, Statement 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of Statement 123. Earlier application of those transition methods is permitted for entities with a fiscal year ending prior to December 15, 2002, provided that financial statements for the 2002 fiscal year have not been issued as of December 31, 2002.

     We will continue to recognize stock-based compensation under APB Opinion No. 25, and in accordance with FASB Statement No. 148, we will include required disclosures for interim reporting purposes.

     In November 2002, the FASB issued FASB Interpretation 45("FIN 45") which requires new disclosures and liability-recognition for certain guarantees. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superceded. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December
15, 2002. The interpretive guidance incorporated without change from Interpretation 34 continues to be required for financial statements for fiscal years ending after June 15, 1981 - the effective date of Interpretation
34. We have determined that the adoption of FIN 45 will have no material impact on our financial position and results of operations.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's unaudited selected quarterly financial data is incorporated herein by reference to Note 11 to the Company's consolidated financial statements on page F-21. The Company's consolidated financial statements and the report of independent public accountants are listed at Item 16 of this Report and are included in this Form 10-K on pages F-1 through F-22.


ITEM 9. CHANGES IN AND/OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III
                                   --------

     The information called for by Items 10, 11, 12, 13 and 15 is incorporated herein by reference from the definitive proxy statement to be filed by the Company in connection with its 2003 Annual Meeting of Shareholders.


ITEM 14.  CONTROLS AND PROCEDURES

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

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  1.   The financial statements listed in the "Index To The Consolidated
          Financial Statements" on page F-2 are filed as a part of this report.

     2. Financial statement schedules are included on page F-22 or are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


2.   Exhibits (9)

          3.1  Articles Incorporation of the Company and amendments thereto
               (2)

          3.2  Bylaws of the Company (1)

         10.1 Lease, dated May 13, 1993, between the Company, as Tenant, and Robert H. Arnow, as Landlord, for the Company's offices at 1460 Broadway, New York, New York (3)

         10.2  1994 Stock Option Plan of the Company (4) (12)

         10.3 Form of Option Agreement relating to Options issued under the 1994 Stock Option Plan (4) (12)

         10.4  2000 Stock Option Plan of the Company (9) (12)

         10.5 Form of Option Agreement relating to Options issued under the 2000 Stock Option Plan (10) (12)

         10.6 Second Amended and Restated Revolving Credit Agreement (the "Credit Agreement") dated as of August 26, 1996, between Fleet Bank, N.A. (Successor in interest to National Westminster Bank, New Jersey) and the Company (5)

         10.7 Security Agreement, dated as of August 26, 1996 (the "Security Agreement"), between the Company and Fleet Bank, N.A. (5)

         10.8 Form of Promissory Note made by each of Roy Smith and Thomas Reinckens to the order of the Company, in an amount equal to $170,000 and $80,000, respectively, (4) (12)

         10.9 Amended and Restated Asset Purchase Agreement dated August 10, 1998 between Lillie Rubin Fashions, Inc. and the Company (6)

         10.10 Master Amendment, dated July 19, 1999, to Revolving Credit Agreement and Security Agreement (7)

         10.11 Employment Agreement, dated September 28, 2000, between the Company and Brian Woolf (8) (12)

         10.12 Second Master Amendment, dated November 21, 2002, to Revolving Credit Agreement

         11.1  Calculation of Basic and Fully Diluted Earnings per Common
               Share

         12.1  Statements re: Computation of Ratios

         16.1 Letter of Arthur Andersen LLP dated June 12, 2002, regarding change in certifying accountant (11)

         23.1  Consent of KPMG LLP

         23.2  Notice Regarding Lack of Consent of Arthur Andersen LLP

         99.1  Certification of the Chief Executive Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         99.3 Certification of the Chief Executive and Principal Financial and Accounting Officer pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.


     (1) Incorporated by Reference to the Company's Registration Statement on Form S-18, dated December 29, 1980.

     (2) Incorporated by Reference to the Company's Current Report on Form 8-K, dated September 15, 1993.

     (3) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

     (4) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (5) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

     (6) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

     (7) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

     (8) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

     (9) Incorporated by Reference to the Company's Definitive Proxy Statement filed on September 18, 2001.

     (10) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

     (11) Incorporated by Reference to the Company's Current Report on Form 8-K, dated June 12, 2002.

     (12) Exhibits 10.2 through 10.5, 10.8 and 10.11 are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 16(c) of this Annual Report on Form 10-K.

     (13) A Stockholder may obtain a copy of any of the exhibits included in the Annual Report on Form 10-K upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, by written request to CACHE, Inc., at 1460 Broadway, 15th Floor, New York, New York 10036 Attention: Chief Operating Officer.

      (b) Reports on Form 8-K

          None

                                Signatures
                                ----------

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:     March 26, 2003                      CACHE, INC.
                                              (Registrant)

                                        By: /s/ Brian Woolf
                                        -------------------------
                                                Brian Woolf
                                                Chairman of the Board
                                                and Chief Executive
                                                Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                      Date
---------                     -----                      -----

/s/ Brian Woolf               Chairman of the Board;     March 26, 2003
-----------------------
    BRIAN WOOLF


/s/ Thomas E. Reinckens       President/Director         March 26, 2003
-----------------------      (Principal Financial
    THOMAS E. REINCKENS       and Accounting Officer


/s/ Arthru S. Mintz           Director                   March 26, 2003
-----------------------
    ARTHUR S. MINTZ


/s/ Andrew M. Saul            Director                   March 26, 2003
-----------------------
    ANDREW M. SAUL


/s/ Joseph E. Saul            Director                   March 26, 2003
-----------------------
    JOSEPH E. SAUL


/s/ Morton J. Schrader        Director                   March 26, 2003
-----------------------
    MORTON J. SCHRADER

                       CACHE, INC. AND SUBSIDIARIES


                     CONSOLIDATED FINANCIAL STATEMENTS


                   FISCAL YEARS ENDED DECEMBER 28, 2002,


                             DECEMBER 29, 2001,


                                    AND


                             DECEMBER 30, 2000

                                  INDEX TO
                                  --------
                     CONSOLIDATED FINANCIAL STATEMENTS
                     ---------------------------------



                                                           PAGE
CACHE, INC. AND SUBSIDIARIES

Independent Auditors' Report.............................  F-3
Consolidated Balance Sheets..............................  F-5
Consolidated Statements of Income........................  F-6
Consolidated Statements of Stockholders' Equity..........  F-7
Consolidated Statements of Cash Flows....................  F-8
Notes to Consolidated Financial Statements...............  F-9

                       INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Cache, Inc.:

We have audited the accompanying consolidated balance sheet of Cache, Inc. and subsidiaries as of December 28, 2002 and the related statements of income, stockholders' equity, and cash flows for the year ended December 28, 2002 as listed in the accompanying index. In connection with our audit of the consolidated financial statements, we also have audited the financial schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The 2000 and 2001 financial statements and financial statements schedule of Cache, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedules in their report dated February 1, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cache, Inc. and subsidiaries as of December 28, 2002 and the results of their operations and their cash flows for the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





New York, New York
February 5, 2003                        /s/  KPMG LLP

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders' of Cache, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Cache, Inc. (a Florida corporation) and subsidiaries as of December 29, 2001 and December 30, 2000, and the related statements of income, stockholders' equity and cash flows for each of the three fiscal years ended December 29, 2001. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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



New York, New York
February 1, 2002                        /s/  Arthur Andersen LLP




     THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.


                                                 CACHE, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                             DECEMBER 29, 2001 AND DECEMBER 28, 2002

 A S S E T S

                                                                       December 29,          December 28,
                                                                           2001                  2002
                                                                     ---------------       ---------------
 CURRENT ASSETS
         Cash and equivalents  (Note 1)                              $    12,101,000       $    10,287,000
         Marketable securities                                               ---                14,392,000
         Receivables, net   (Note 2 )                                      4,318,000             2,677,000
         Notes receivable from related parties  (Note 6)                     371,000               321,000
         Inventories                                                      21,761,000            22,065,000
         Deferred income taxes and other tax assets (Note 9)                 599,000               271,000
         Prepaid expenses                                                    712,000             1,020,000
                                                                     ---------------       ---------------
                     Total Current Assets                                 39,862,000            51,033,000



 EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net   (Note 3)                     15,906,000            18,553,000

 OTHER ASSETS                                                                825,000               817,000
 DEFERRED INCOME TAXES, net  (Note 9)                                        542,000               349,000
                                                                     ---------------       ---------------

                     Total  Assets                                   $    57,135,000       $    70,752,000
                                                                     ===============       ===============


 L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y


 CURRENT LIABILITIES
         Accounts payable                                            $    11,089,000       $    11,988,000
         Accrued compensation                                              2,135,000             3,629,000
         Accrued liabilities   (Note 4 )                                   6,441,000             8,762,000
                                                                     ---------------       ---------------
                     Total Current Liabilities                            19,665,000            24,379,000
                                                                     ---------------       ---------------




 OTHER LIABILITIES   (Note 7 )                                             1,164,000             1,081,000

 COMMITMENTS AND CONTINGENCIES   (Note 8 )


 STOCKHOLDERS' EQUITY
        Common stock, par value $.01; authorized, 20,000,000
          shares; issued and outstanding 9,100,150 shares (Note 10)           91,000                91,000
        Additional paid-in capital                                        19,564,000            19,609,000
        Retained earnings                                                 16,651,000            25,592,000
                                                                     ---------------       ---------------
                     Total Stockholders' Equity                           36,306,000            45,292,000
                                                                     ---------------       ---------------

                     Total Liabilities and Stockholders              $    57,135,000       $    70,752,000
                                                                     ===============       ===============

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                            CACHE, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE YEARS ENDED DECEMBER 30, 2000, DECEMBER 29, 2001 AND DECEMBER 28, 2002

                                                                                  52 Weeks Ended
                                                           -----------------------------------------------------------
                                                             DECEMBER 30,          DECEMBER 29,          DECEMBER 28,
                                                                 2000                  2001                  2002
                                                           ---------------       ---------------       ---------------
 NET SALES                                                 $   176,470,000       $   179,899,000       $   199,423,000

 COST OF SALES, including buying and occupancy (Note 8)        117,448,000           116,346,000           115,700,000
                                                           ---------------       ---------------       ---------------

 GROSS PROFIT                                                   59,022,000            63,553,000            83,723,000
                                                           ---------------       ---------------       ---------------

 EXPENSES
     Store operating expenses                                   47,828,000            51,289,000            57,220,000
     General and administrative expenses                         9,481,000             8,929,000            12,190,000
                                                           ---------------       ---------------       ---------------
           TOTAL EXPENSES                                       57,309,000            60,218,000            69,410,000
                                                           ---------------       ---------------       ---------------

 OPERATING INCOME                                                1,713,000             3,335,000            14,313,000
                                                           ---------------       ---------------       ---------------


 OTHER INCOME (EXPENSE)
     Litigation settlement (net)                                    ---                1,518,000                ---
     Interest  income                                              150,000               300,000               260,000
     Miscellaneous income (net)                                    (86,000)               40,000                ---
     Interest expense                                              (40,000)               ---                   ---
                                                           ---------------       ---------------       ---------------
           TOTAL OTHER INCOME                                       24,000             1,858,000               260,000
                                                           ---------------       ---------------       ---------------

 INCOME BEFORE INCOME TAXES                                      1,737,000             5,193,000            14,573,000

 INCOME TAX PROVISION (NOTE 9)                                     634,000             1,895,000             5,632,000
                                                           ---------------       ---------------       ---------------

 NET INCOME                                                $     1,103,000       $     3,298,000       $     8,941,000
                                                           ===============       ===============       ===============




 BASIC EARNINGS PER SHARE                                            $0.12                 $0.36                 $0.98
                                                           ===============       ===============       ===============


 DILUTED EARNINGS PER SHARE                                          $0.12                 $0.36                 $0.93
                                                           ===============       ===============       ===============



 BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                       9,091,000             9,091,000             9,100,000
                                                           ===============       ===============       ===============

 DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                     9,224,000             9,229,000             9,632,000
                                                           ===============       ===============       ===============


















 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                                           CACHE, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 30, 2000, DECEMBER 29, 2001 AND DECEMBER 28, 2002


                                                                  ADDITIONAL
                                               COMMON              PAID-IN              RETAINED
                                                STOCK              CAPITAL              EARNINGS                TOTAL
                                             -----------       ---------------       ---------------       ---------------
 BALANCE JANUARY 1, 2000                     $    91,000       $    19,564,000       $    12,250,000       $    31,905,000
 -------------------------

 Net Income                                        ---                  ---                1,103,000             1,103,000

                                             -----------       ---------------       ---------------       ---------------
 BALANCE DECEMBER 30, 2000                        91,000            19,564,000            13,353,000            33,008,000
 -------------------------                   -----------       ---------------       ---------------      ----------------

 Net Income                                        ---                  ---                3,298,000             3,298,000

                                             -----------       ---------------       ---------------       ---------------
 BALANCE DECEMBER 29, 2001                        91,000            19,564,000            16,651,000            36,306,000
 -------------------------                   -----------       ---------------       ---------------       ---------------

 Net Income                                        ---                  ---                8,941,000             8,941,000
 Issuance of common stock                          ---                  45,000                ---                   45,000

                                             -----------       ---------------       ---------------       ---------------
 BALANCE DECEMBER 28, 2002                   $    91,000       $    19,609,000       $    25,592,000       $    45,292,000
 -------------------------                   ===========       ===============       ===============       ===============










































 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                CACHE, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 30, 2000, DECEMBER 29, 2001 AND DECEMBER 28, 2002

                                                                                               52 Weeks Ended
                                                                          -----------------------------------------------------
                                                                          DECEMBER 30,        DECEMBER 29,        DECEMBER 28,
                                                                              2000                2001                2002
                                                                          -------------       -------------       -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 -------------------------------------                                   <c>                 <c>                 <c>

 Net income                                                               $   1,103,000       $   3,298,000       $   8,941,000
 Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                          4,891,000           4,870,000           4,963,000
       Gain on litigation settlement                                             ---             (1,518,000)             ---
       Decrease (increase)  in deferred taxes                                  (709,000)            688,000             521,000
       Reversal of future rent escalations                                     (165,000)           (289,000)           (116,000)

 Change in assets and liabilities:
      Decrease (increase) in receivables                                       (517,000)          1,040,000           1,641,000
      Decrease (increase)  in notes receivable from related parties            (465,000)            350,000              50,000
      Decrease (increase) in inventories                                        276,000           2,362,000            (304,000)
      Decrease (increase)  in prepaid expenses                                 (182,000)            194,000            (308,000)
      Increase (decrease)  in accounts payable                               (3,995,000)         (1,227,000)            899,000
      Increase (decrease) in accrued liabilities and accrued compensation     1,462,000            (180,000)          3,580,000
                                                                          -------------       -------------       -------------

         Net cash provided by operating activities                            1,699,000           9,588,000          19,867,000
                                                                          -------------       -------------       -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 -------------------------------------

    Purchase of marketable securities                                            ---                 ---            (21,184,000)
    Maturities of marketable securities                                          ---                 ---              6,792,000
    Payments for equipment and leasehold improvements                        (4,852,000)         (4,330,000)         (7,342,000)
    Disposal of property and equipment                                           36,000             103,000              ---
                                                                          -------------       -------------       -------------

        Net cash used in investing activities                                (4,816,000)         (4,227,000)        (21,734,000)
                                                                          -------------       -------------       -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 -------------------------------------

    Proceeds from long-term bank debt                                        10,400,000              ---                 ---
    Repayment  of long-term bank debt                                       (10,400,000)             ---                 ---
    Proceeds from issuance of common stock                                       ---                 ---                 45,000
    Other, net                                                                   17,000              (8,000)              8,000
                                                                          -------------       -------------       -------------

         Net cash (used in) provided by financing activities                     17,000              (8,000)             53,000
                                                                          -------------       -------------       -------------

 Net increase (decrease) in cash and equivalents                             (3,100,000)          5,353,000          (1,814,000)
 Cash and equivalents, at beginning of period                                 9,848,000           6,748,000          12,101,000
                                                                          -------------       -------------       -------------

 Cash and equivalents, at end of period                                   $   6,748,000       $  12,101,000       $  10,287,000
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

                         CACHE, INC. AND SUBSIDIARIES
                         ----------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
--------

     Cache, Inc. (together with its subsidiaries, the "Company") owns and operates two chains of women's apparel specialty stores, of which 207 (as of December 28, 2002) stores are operated under the trade name "Cache". In addition, 27 stores are operated under the trade name "Lillie Rubin". The Company specializes in the sale of high fashion women's apparel and accessories in the better to expensive price range.

Basis of Consolidation
----------------------

     The consolidated financial statements include the accounts of the Company, including subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which requires us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

     We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

Fiscal Reporting Period
-----------------------

     The Company reports its annual results of operations based on fiscal periods comprised of 52 or 53 weeks, which is in accordance with industry practice. Results for fiscal 2000, 2001 and 2002 include 52 weeks.

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

Marketable Securities:
----------------------

     Marketable securities at December 28, 2002 primarily consist of short-term municipal bonds. The Company classifies its municipal bond holdings as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company's held-to-maturity securities mature within one year of the balance sheet date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity as an adjustment to yield using the effective interest method. Interest income is recognized when earned.

Inventories
-----------

     Merchandise inventory is carried at the lower of cost or market using the retail method of accounting. We make assumptions to adjust the value of inventory based on historical experience and current information. This procedure inherently reduces the carrying value of inventories as markdowns are initiated. These assumptions can have a significant impact on current and future operating results and financial position.

Equipment and Leasehold Improvements
------------------------------------

     Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets which generally range from three to 10 years. For income tax purposes, accelerated methods are generally used. Leasehold improvements are amortized over the shorter of their useful life or lease term. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS
No. 144 on December 30, 2001. The adoption of SFAS No. 144 did not affect the Company's financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of an asset.

Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Self Insurance
--------------

     We are self-insured for losses and liabilities related primarily to employee health and welfare claims. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.


Goodwill
--------

     The Company recorded goodwill totaling $440,000 related to the purchase of Lillie Rubin assets in fiscal 1999. Accumulated amortization at December 29, 2001 and December 28, 2002 was $100,000 and $100,000, respectively. In accordance with SFAS No. 142 (see "New Accounting Pronouncements" below), the Company no longer amortizes goodwill, instead the Company evaluates annually the reasonableness of the carrying value of the goodwill and adjusts the balance accordingly.

Revenue Recognition
-------------------

     Sales are recognized at the "point of sale," which occurs when merchandise is sold in an "over-the-counter" transaction or upon receipt by a customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience.

Deferred Rent
-------------

     Many of our operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent.

Advertising costs
-----------------

     Costs associated with advertising are charged to store operating expense when the advertising first takes place. We spent $799,000, $1,742,000, and $4,375,000 on advertising in fiscal 2000, 2001 and 2002, respectively.

Pre-Opening Store Expenses
--------------------------

     Expenses associated with the opening of new stores are expensed as incurred.

Employee Benefit Plan
---------------------

     The Company's 401(k) plan is for employees eligible to participate in the plan if they have been employed by the Company for one year, have reached age 21, and work at least 1,000 hours annually. Generally, employees can defer up to 18% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The employer can make a discretionary matching contribution for the employee. Employer contributions to the plan for fiscal 2000, fiscal 2001 and fiscal 2002 were $154,447, $184,000 and $190,000, respectively.

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

     The stock options issued on October 13, 1995, December 10, 1997, February 2, 1999, October 4, 2000, October 2, 2001, March 11, 2002, April 16, 2002 and
May 13, 2002 were included in the computation of Diluted EPS and resulted in 133,000, 138,000 and 532,000 shares for fiscal 2000, 2001 and 2002, respectively, included in weighted average shares outstanding. Options totaling 8,812 were exercised in fiscal 2002.

New Accounting Pronouncements
-----------------------------

     In July 2001, Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") were released. The related statements address financial accounting and reporting for business combinations and acquired goodwill and other intangible assets. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 is effective for all fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 in January 2002. We have determined that the adoption of SFAS 141 and SFAS 142 had no material impact on our financial position and results of operations.

     In September 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses the accounting and financial reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The provisions of SFAS No. 143 will be effective for our financial statements for the 2003 fiscal year.
We do not expect the adoption of this standard to have a significant impact on our financial position, earnings or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses the accounting for impairment or disposal of long-lived assets and discontinued operations. On December 30, 2001, we adopted this standard and its application had no significant impact on our financial position, earnings or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issue Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing any future restructuring costs as well as the amounts recognized. This Statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. We will adopt the provisions of SFAS No.
146 for only restructuring activities initiated after December 31, 2002.

     On December 31, 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 148 amends the disclosure requirements in Statement 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. Therefore, calendar year-end companies should provide the amended disclosures in their December 31, 2002 annual financial statements and their March 31, 2003 interim financial statements. These disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees."

     Effective for financial statements for fiscal years ending after December 15, 2002, Statement 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of Statement 123. Earlier application of those transition methods is permitted for entities with a fiscal year ending prior to December 15, 2002, provided that financial statements for the 2002 fiscal year have not been issued as of December 31, 2002.

     We will continue to recognize stock-based compensation under APB Opinion No. 25, and in accordance with FASB Statement No. 148, we will include required disclosures for interim reporting purposes.

In November 2002, the FASB issued FASB Interpretation 45 ("FIN 45"), which requires new disclosures and liability-recognition for certain guarantees.
This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superceded. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of Interim or annual periods ending after December 15, 2002. The interpretive guidance incorporated without change from Interpretation 34 continues to be required for financial statements for Fiscal years ending after June 15, 1981 - the effective date of Interpretation 34. We have determined that the adoption of FIN 45 will have no material impact on our financial position and results of operations.


Supplemental Statements of Cash Flow Information
------------------------------------------------

     The Company paid interest of $40,000, $0 and $0 in fiscal 2000, 2001 and 2002, respectively. During fiscal 2000, 2001 and 2002 the Company paid $1,234,000, $1,228,000 and $5,160,000 in income taxes, respectively.

Prior Years' Reclassification
-----------------------------

     Certain items previously reported in specific captions in the accompanying financial statements and notes have been reclassified to conform with the current year's classification.


NOTE 2.  RECEIVABLES
                                         December 29,     December 28,
                                             2001             2002
                                         -----------      -----------

     Construction allowances             $ 1,501,000      $   468,000
     Legal settlement                        800,000          ---
     Third party credit card               1,704,000        1,837,000
     Other                                   313,000          372,000
                                         -----------      -----------
                                         $ 4,318,000      $ 2,677,000
                                         ===========      ===========

NOTE 3. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                        December 29,     December 28,
                                            2001             2002
                                        -----------      -----------

     Leasehold improvements             $19,954,000      $21,803,000
     Furniture, fixtures and
     equipment                           25,521,000       29,463,000
                                        -----------      -----------

                                         45,475,000       51,266,000

     Less: accumulated depreciation
     and amortization                    29,569,000       32,713,000
                                        -----------      -----------
                                        $15,906,000      $18,553,000
                                        ===========      ===========


     Store operating and general and administrative expenses include depreciation and amortization of $4,891,000, $4,870,000 and $4,963,000 in fiscal years 2000, 2001 and 2002, respectively.


NOTE 4.  ACCRUED LIABILITIES

                                         December 29,     December 28,
                                             2001             2002
                                         -----------      -----------

     Operating expenses                  $ 1,910,000      $ 2,092,000
     Taxes, other than income taxes        1,719,000        2,074,000
     Group insurance                         ---              841,000
     Sales return reserve                    555,000          746,000
     Leasehold additions                      31,000          299,000
     Other customer deposits               2,226,000        2,710,000
                                         -----------      -----------
                                         $ 6,441,000      $ 8,762,000
                                         ===========      ===========


     Leasehold additions generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.


NOTE 5.  BANK DEBT

      During November 2002, the Company reached an agreement with its bank to extend the maturity of the Amended Revolving Credit Facility until November 30, 2005. Pursuant to the newly Amended Revolving Credit Facility, $15,000,000 is available until expiration at November 30, 2005. The amounts outstanding thereunder bear interest at a maximum per annum rate equal to the bank's prime rate. The agreement contains selected financial and other covenants. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. The Company is in compliance with all loan covenants.

     There have been no borrowing against the line of credit during fiscal 2001 and 2002. There were outstanding letters of credit of $446,000 and $487,000 pursuant to the Revolving Credit Facility at December 29, 2001 and December 28, 2002, respectively.

NOTE 6.   INDEBTEDNESS TO/FROM RELATED PARTIES

     As of December 28, 2002 the Company had notes receivable totaling $321,000 from one current executive officer and one former executive officer of the Company. The receivables, which are due on demand, are evidenced by secured promissory notes, which bear interest at rates of 6% and 9% per annum. One executive repaid $50,000 during fiscal 2002 of the loan amount originally made to him. One executive repaid a $350,000 loan from the Company during fiscal 2001, which was outstanding at December 30, 2000. In April 2002, one executive borrowed $260,000 and fully repaid this loan in June 2002.


NOTE 7.  OTHER LIABILITIES
     Other liabilities primarily consist of accruals of future rent escalations.


NOTE 8.  COMMITMENTS AND CONTINGENCIES

Leases
------

     At December 28, 2002, the Company was obligated under operating leases for various store locations expiring at various times through 2015. The terms of the leases generally provide for the payment of minimum annual rentals, contingent rentals based on a percentage of sales in excess of a stipulated amount, and a portion of real estate taxes, insurance and common area maintenance.

     Store rental expense related to these leases, included in cost of sales, consisted of the following:

                                         52 Weeks Ended
                           -------------------------------------------
                           December 30,    December 29,    December 28,
                               2000            2001            2002
                           -----------     -----------     -----------
Minimum rentals            $16,393,000     $17,141,000     $18,167,000
Contingent rentals           6,576,000       7,106,000       7,555,000
                           -----------     -----------     -----------
                           $22,969,000     $24,247,000     $25,722,000
                           ===========     ===========     ===========


     Future minimum payments under non-cancelable operating leases consisted of the following at December 28, 2002:

     Fiscal
     ------
     2003                                 $ 19,713,000
     2004                                   18,872,000
     2005                                   16,683,000
     2006                                   14,179,000
     2007                                   13,063,000
     Thereafter                             50,568,000
                                          ------------

Total future minimum lease payments       $133,078,000
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


NOTE 9.  INCOME TAXES

     The provision for income taxes includes:

                                          52 Weeks Ended
                            ----------------------------------------
                            December 30,   December 29,  December 28,
                                2000           2001          2002
                            -----------    -----------   -----------
Current:

 Federal                     $  533,000     $1,726,000    $4,841,000
 State                         ( 74,000)        54,000     1,023,000
                            -----------    -----------   -----------
                                459,000      1,780,000     5,864,000
                            -----------    -----------   -----------


Deferred:

 Federal                        181,000        107,000      (205,000)
 State                         (  6,000)         8,000      ( 27,000)
                            -----------    -----------   -----------
                                175,000        115,000      (232,000)
                            -----------    -----------   -----------

Provision for income taxes    $ 634,000     $1,895,000    $5,632,000
                            ===========    ===========   ===========



     The Company's effective tax rate, as a percent of income before income taxes differs from the statutory federal tax rates as follows:

                                               52 Weeks Ended
                                   -------------------------------------
                                   December 30, December 29, December 28,
                                      2000        2001        2002
                                   -----------  -----------  -----------
   Effective federal tax rate         34.0%       34.0%       34.3%
   State and local income taxes,
   net of federal tax benefit          2.5%        2.5%        4.5%
   Other net, primarily tax free
   interest                             -           -         (0.2%)
                                   -----------  -----------  -----------
                                      36.5%       36.5%       38.6%
                                   ===========  ===========  ===========

     The major components of the Company's net deferred tax assets (liabilities) at December 29, 2001 and December 28, 2002 are as follows:

                                               December 29, December 28,
                                                  2001        2002
                                               -----------  -----------
Net operating loss carryforwards ("NOL'S")...  $  183,000   $   91,000
Deferred rent................................     547,000      526,000
Group insurance..............................        -         319,000
Sales return reserve.........................        -         283,000
Other (principally depreciation expense).....     204,000      (53,000)
                                               -----------  -----------
                                               $  934,000   $1,166,000
                                               ===========  ===========



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

     Options granted under the plan have a ten-year term and may be either incentive stock options or non-qualified stock options. The options are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a four year period. The granted options become generally exercisable earlier at the maximum rate of 25% per annum, to the extent the Company's earning plan, as approved by the Compensation and Plan Administration Committee, is achieved. The price is payable in cash at the time of the exercise or at the discretion of the Administrators, through the delivery of shares of Common Stock or the Company's withholding of shares otherwise deliverable to the employee, or a combination thereof.

     The following table summarizes all stock option transactions for the three 52 week periods ended December 28, 2002:


                                                          Weighted Average
                                               Shares     Exercise Prices
                                            ---------     ----------------

Shares under option as of January 1, 2000     600,000        $  3.54

     Options granted in 2000                  473,750           2.59
     Options canceled in 2000                (173,750)          4.55
                                            ---------

Shares under option as of December 30, 2000   900,000           2.84
                                            ---------

     Options granted in 2001                  228,000           3.20
     Options canceled in 2001                ( 88,906)          2.59
                                            ---------

Shares under option as of
December 29, 2001                           1,039,094           2.94
                                            ---------

     Options granted in 2002                  186,000           6.81
     Options exercised in 2002               (  8,812)          2.59
     Options canceled in 2002                ( 76,032)          2.59
                                            ---------     ---------------

Shares under option as of
December 28, 2002                           1,140,250         $ 3.60
                                            =========     ===============




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

     Significant option groups outstanding at December 28, 2002 and related weighted average price and life information follows:

                    Options        Options      Exercise    Remaining
Grant Date        Outstanding    Exercisable      Price     Life (Years)
----------        -----------    -----------    --------    ------------

  5/13/02            25,000          6,250       $11.21         9
  4/16/02            91,000         45,500         7.04         9
  3/11/02            70,000         17,500         4.95         9
  10/2/01           228,000        114,000         3.20         9
  10/4/00           300,000        150,000         2.59         8
 12/10/97           276,250        276,250         3.06         5
 10/13/95           150,000        150,000         3.25         3

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

                                            52 Weeks Ended
                               -----------------------------------------
                                December 30,   December 29,  December 28,
                                  2000           2001          2002
                               ------------   ------------  ------------
Net income - as reported       $  1,103,000   $  3,298,000  $  8,941,000
           - pro-forma         $  1,099,000   $  3,275,000  $  7,863,000

Basic EPS  - as reported       $       0.12   $       0.36  $       0.98
           - pro-forma         $       0.12   $       0.36  $       0.86

Diluted EPS - as reported      $       0.12   $       0.36  $       0.93
            - pro-forma        $       0.12   $       0.35  $       0.82



     The weighted average fair value of options granted during the 52 week periods ended December 30, 2000, December 29, 2001, December 28, 2002 were $2.59, $3.20 and $6.81, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing method with the following weighted average assumptions:


                                2000          2001        2002
                               Grants        Grants      Grants
                               ------        ------      ------
Expected dividend rate         $ 0.00        $ 0.00      $ 0.00
Expected volatility             81.6%        140.9%       70.3%
Risk free interest rate          4.9%          1.7%        1.1%
Expected lives (years)           5.0           5.0         5.0


NOTE 11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     (In thousands, except per share data)


                                                             First     Second      Third     Fourth
                                                           Quarter    Quarter    Quarter    Quarter
                                                           ----------------------------------------

52 weeks ended December 29, 2001
--------------------------------                          <c>        <c>        <c>        <c>

Net sales                                                  $44,191    $45,613    $37,859    $52,236
Gross profit                                                15,235     16,084     12,859     19,375
Income (loss) before income tax provision (benefit)          1,887        989     (1,590)     3,907
Income tax provision (benefit)                                 689        360       (581)     1,427
                                                           ----------------------------------------

Net income (loss)                                           $1,198       $629    ($1,009)    $2,480
                                                           ========================================


Basic and diluted earnings per share:
Basic earnings (loss) per share:                             $0.13      $0.07     ($0.11)     $0.27
                                                           ========================================

Diluted earnings (loss) per share:                           $0.13      $0.07     ($0.11)     $0.27
                                                           ========================================




52 weeks ended December 28, 2002
--------------------------------

Net sales                                                  $47,643    $51,294    $41,989    $58,497
Gross profit                                                19,577     21,902     16,787     25,457
Income before income tax provision                           2,923      4,662        162      6,826
Income tax provision                                         1,067      1,702         59      2,804
                                                           ----------------------------------------

Net income                                                  $1,856     $2,960       $103     $4,022
                                                           ========================================


Basic and diluted earnings per share:
Basic earnings per share:                                    $0.20      $0.33      $0.01      $0.44
                                                           ========================================

Diluted earnings per share:                                  $0.20      $0.31      $0.01      $0.42
                                                           ========================================


















                                                    CACHE, INC. AND SUBSIDIARIES
                                                 VALUATION AND QUALIFYING ACCOUNTS


                                                                    ADDITIONS
                                                             -------------------------
                                                             CHARGED TO     CHARGED TO
                                        BALANCE AT           COSTS AND        OTHER                              BALANCE AT
        DESCRIPTION                   BEG. OF PERIOD          EXPENSES       ACCOUNTS         DEDUCTIONS       END OF PERIOD
--------------------------------      --------------------------------------------------------------------------------------
    SALES RETURN RESERVE
--------------------------------

52 WEEKS ENDED DECEMBER 30, 2000         $480,000             $75,000          ---               ---               $555,000

52 WEEKS ENDED DECEMBER 29, 2001         $555,000              ---             ---               ---               $555,000

52 WEEKS ENDED DECEMBER 28, 2002         $555,000            $191,000          ---               ---               $746,000




                                       Exhibit  11.1

                                          EXHIBIT 11.1
                   CALCULATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE


                                                                             52 Weeks Ended
                                                       ------------------------------------------------------
<s>                                                     DECEMBER 30,        DECEMBER 29,       DECEMBER 28,
 Earnings Per Share                                          2000               2001               2002
 ------------------                                    --------------      --------------      --------------

 Net income applicable                                <c>                 <c>                 <c>
      to common stockholders                           $   1,103,000       $   3,298,000       $   8,941,000
                                                       --------------      --------------      --------------


 Basic Earnings Per Share
 ------------------------

 Weighted average number of
     common shares outstanding                             9,091,000           9,091,000           9,100,000
                                                       ==============      ==============      ==============

 Basic earnings per share                                      $0.12               $0.36               $0.98
                                                       ==============      ==============      ==============


 Diluted Earnings Per Share
 --------------------------

 Weighted average number of
     common shares outstanding                             9,091,000           9,091,000           9,100,000

 Assuming conversion of
      outstanding stock options                              900,000           1,039,000           1,140,000

 Less: assumed repurchase
      of common stock pursuant
      to the treasury stock method                          (767,000)           (901,000)           (608,000)
                                                       --------------      --------------      --------------
 Weighted average number of
     common shares outstanding
     as adjusted                                           9,224,000           9,229,000           9,632,000
                                                       ==============      ==============      ==============

 Diluted earnings per share                                    $0.12               $0.36               $0.93
                                                       ==============      ==============      ==============







                               Exhibit  12.1

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

                               Exhibit  16.1

June 12, 2002

Office of the Chief Accountant
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Dear Sir/Madam:

The representations made in this letter are based solely on discussions with and representations from the engagement partner on the audits of the financial statements of this registrant for the two most recent fiscal years. This individual is longer with Arthur Andersen LLP. We have read the first six paragraphs of Item 4 included in the Form 8-K dated June 12, 2002 of Cache, Inc. to be filed with the Securities and Exchange Commission and have found no basis for disagreement with the statements contained therein.

Very truly yours,



/s/ Arthur Andersen LLP
-----------------------
    Arthur Andersen LLP



Copy to:
Mr. Brian Woolf
Chairman and Chairman Chief Executive Officer
Cache, Inc.

                                 Exhibit  23.1

                      CONSENT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
Cache, Inc.:

We consent to the incorporation by reference in the Registration Statements Numbers 33-40354, 33-40358, 33-65113 and 333-84848 on Form S-8 and 333-96717
on Form S-2 of Cache, Inc. and subsidiaries of our report dated February 5, 2003 relating to the consolidated balance sheet of Cache, Inc. and subsidiaries as of December 28, 2002 and the related consolidated statement of income, shareholders' equity and cash flows for the year ended December 28, 2002, which report appears in the December 28, 2002 Annual Report on Form 10-K of Cache, Inc. and subsidiaries.






New York, New York
March 26, 2003                                   /s/ KPMG LLP

                                    Exhibit 23.2

            NOTICE REGARDING LACK OF CONSENT OF ARTHUR ANDERSEN LLP


On June 12, 2002, Cache, Inc. (the "Company") dismissed Arthur Andersen LLP ("Arthur Andersen") as its independent auditors and retained KPMG LLP as its new auditors. KPMG LLP audited the financial statements of the Company as of and for the fiscal year ended December 28, 2002 (and the related financial statement schedule for such year) issued their reports with respect thereto. However, after reasonable efforts, the Company has been unable to obtain from Arthur Andersen reissued audit reports with respect to the financial statements of the Company as of and for the fiscal years ended December 30, 2000 and December 29, 2001 (and the related financial statement schedules for such years). In accordance with regulations of the Securities and Exchange Commission, the Company has filed with this Annual Report on Form 10-K a copy of the previously-issued audit report dated February 1, 2002 of Arthur Andersen with respect to the fiscal 2000 and 2001 financials. Because this Annual
Report on Form 10-K is incorporated by reference into the Company's registration statements on Form S-8 and S-2 (Nos. 33-40354, 33-40358, 33-65113, 333-84848,
and 333-96717), it is deemed to be a new registration statement relating to the securities offered therein. After reasonable efforts, the Company has been unable to obtain Arthur Andersen's written consent to the incorporation by reference of its previously-issued audit reports into this Annual Report.
As a result, Arthur Andersen may not have any liability under Section 11(a) of the Securities Act of 1933 (the "Securities Act") (1) for any untrue statement of a material fact contained in the fiscal 2000 and 2001 financials or any omissions of a material fact required to be stated therein. Accordingly, persons acquiring securities under those registration statements may be unable to assert a claim against Arthur Andersen under Section 11(a) of the Securities Act.

---------------------------------

(1) Section 11(a) of the Securities Act provides that if party of a registration statement at the time it becomes effective contains an untrue statement of a material fact, or omits a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is proved that at the time of such acquisition such person knew of such untruth or omission) may assert a claim against, among others, an accountant who has consented to be named as having certified any part of the registration statement or as having prepared any report for use in connection with the registration statement.

                           Exhibit 99.1

                               EXHIBIT 99.1
                              CERTIFICATION
                              -------------

I, Brian Woolf, certify that:

1.  I have reviewed this annual report on Form 10-K of Cache Inc.
(Cache),

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Cache as of, and for, the periods presented in this annual report;

4. Cache's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to Cache, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of Cache's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Cache's other certifying officer and I have disclosed, based on our most recent evaluation, to Cache's auditors and the audit committee of Cache's
Board of Directors;
a) all significant deficiencies in the design or operation of internal controls which could adversely affect Cache's ability to record, process, summarize and report financial data and have identified for Cache's auditors any material weakness in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in Cache's internal controls; and

6. Cache's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.


March 26, 2003                               By: /s/  Brian Woolf
                                                 ------------------------
                                                      Brian Woolf
                                                      Chairman and Chief
                                                      Executive Officer

                                   Exhibit 99.2

                                   EXHIBIT 99.2
                                  CERTIFICATION
                                  -------------


I, Thomas E. Reinckens, certify that:

1.  I have reviewed this annual report on Form 10-K of Cache Inc.
(Cache),

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Cache as of, and for, the periods presented in this annual report;

4. Cache's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to Cache, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of Cache's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Cache's other certifying officer and I have disclosed, based on our most recent evaluation, to Cache's auditors and the audit committee of Cache's
Board of Directors;
a) all significant deficiencies in the design or operation of internal controls which could adversely affect Cache's ability to record, process, summarize and report financial data and have identified for Cache's auditors any material weakness in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in Cache's internal controls; and

6. Cache's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003                             By: /s/ Thomas E. Reinckens
                                               ----------------------------
                                                   Thomas E. Reinckens
                                                   President and Chief
                                                   Operating Officer
                                                  (Principal Financial
                                                   and Accounting Officer)

                                  Exhibit 99.3

                                   EXHIBIT 99.3

                        CERTIFICATION PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to and solely for purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), each of the undersigned hereby certifies in the capacity and on the date indicated below that:

1. The Annual Report of Cache, Inc. on Form 10-K for the period ending December 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Cache, Inc.






     /s/ Brian Woolf                                 March 26, 2003
     -------------------------
     Brian Woolf
     Chairman and Chief Executive Officer



     /s/ Thomas E. Reinckens
     -------------------------                       March 26, 2003
     Thomas E. Reinckens
     President and Chief Operating Officer
     (Principal Financial and
     Accounting Officer)