Form 10-K/A
period 2002-12-28
CACHE INC
filed 2003-05-08
CIK 350199

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                             FORM 10K/A   No. 1


(Mark One)

  X   Amendment No. 1 to Annual Report pursuant to Section 13 or 15 (d) of
----- the Securities Exchange Act of 1934
      for the fiscal year ended December 28, 2002
                                         Or
      Transition Report pursuant to Section 13 or 15 (d) of the Securities ----- Exchange Act of 1934

                        Commission file number   0-10345
                                                 -------

                                  Cache, Inc.
-----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


         Florida                                      59-1588181
------------------------------              ---------------------------------
State or other jurisdiction of              (IRS Employer Identification No.)
Incorporation or organization


   1460 Broadway, New York, New York                       10036
-----------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip  Code)

Registrant's telephone number, including area code:           (212)  575-3200
Securities registered pursuant to Section 12(b) of the Act:   (none)
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock  $.01 par value
-----------------------------------------------------------------------------
                               (Title of Class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                      Yes   X                     No
                          -----                      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of June 28, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price in the NASDAQ National Market) was approximately $40.3 million.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

                      Yes                         No   X
                          -----                      -----



As of March 31, 2003,  9,129,900 Common Shares were outstanding.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See also "Executive Officers of the Company" under Part III of Registrant's report on Form 10-K for the fiscal year ended December 28, 2002, previously filed with the Securities and Exchange Commission.

                          DIRECTORS OF THE REGISTRANT

     The Board of Directors of the Company presently consists of the following six members: Messrs. Andrew M. Saul, Joseph E. Saul, Brian Woolf, Thomas E. Reinckens, Morton J. Schrader and Arthur S. Mintz, each of whom is expected to be a nominee for re-election at the Company's next Annual Meeting of Shareholders.

                                                                    Director
Name                      Age       Principal Occupation            Since
---------------------     ---       --------------------------      --------

Brian Woolf                54       Chairman of the Board and       2000
                                    Chief Executive Officer

Thomas E. Reinckens        49       President, Chief Operating      1993
                                    Officer of the Company

Arthur S. Mintz            57       President, Bees and Jam, Inc.   2002

Andrew M. Saul             56       Partner, Saul Partners          1986

Joseph E. Saul             83       Partner, Saul Partners          1986

Morton J. Schrader         71       Real Estate Broker              1989


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

Thomas E. Reinckens has served as our President and Chief Operating Officer since October 2000 and as director since February 1993. Mr. Reinckens also is our current principal financial and accounting officer. Mr. Reinckens joined us in February 1987 and has held various positions throughout his tenure, most recently serving as Chief Financial Officer from November 1989 to October 2000 and Executive Vice President from September 1995 to October 2000.

Arthur S. Mintz has served as one of our directors since September 2002. Mr. Mintz has served as the President of Bees and Jam Inc., an apparel manufacturer, since 1971.

Andrew M. Saul has served as one of our directors since 1986. Mr. Saul also served as our Chairman of the Board from February 1993 to October 2000. Mr. Saul is a partner in Saul Partners , an investment partnership, a position he has held since 1986. He is the son of Joseph E. Saul.

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

              COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS


     During the year ended December 28, 2002 ("Fiscal 2002"), the Board of Directors held four meetings. Each Director attended all of such Board meetings. The Board of Directors has an Audit Committee and a Compensation and Plan Administration Committee, but has no standing nominating committee. The Audit Committee of the Board of Directors, established in July 1989, currently consists of Messrs. Andrew Saul, Arthur S. Mintz and Morton J. Schrader. The Audit Committee held six meetings in Fiscal 2002. In September 2002, Mr. Mintz was elected to the Audit Committee to fill the vacancy created by the resignation of Mr. Goldberg.

     Duties of the Audit Committee include meeting with the independent accountants and certain personnel of the Company to discuss the planned scope of their examinations, the adequacy of internal controls and financial reporting; reviewing the results of the annual examination of the financial statements and periodic internal audit examinations; reviewing the services and fees of the Company's independent accountants; authorizing special investigations and studies; and performing any other duties or functions deemed appropriate by the Board of Directors.

     The Compensation and Plan Administration Committee was established in July 1991 as the Plan Administration Committee to administer the Company's stock option plans. In May 1993 it was renamed the Compensation and Plan Administration Committee and delegated additional authority to determine the remuneration arrangements for the three most senior executive officers and to review and approve the remuneration arrangements for the Company's other executive officers. It currently consists of Messrs. Andrew M. Saul, Arthur
S. Mintz and Morton J. Schrader. The Compensation Committee met twice in fiscal 2002. Each member of the Committee attended such Committee meeting.
In September 2002, Mr. Mintz was elected to the Compensation and Plan Administration Committee to fill the vacancy created by the resignation of Mr. Goldberg.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the compensation for the past three years of the Chief Executive Officer and the Company's other two most highly compensated executive officers (collectively, the "Named Executive Officers").




                                      Annual                 Long-Term
                                   Compensation         Compensation Awards
                                   ------------         -------------------
                                                      Securities    All Other
Name and                Fiscal                        Underlying   Compensation
Principal Position       Year     Salary      Bonus      Options       (1)
--------------------    ------  -----------  -------- ----------   ------------

Brian Woolf              2002   $449,934     $359,947     45,500      $ 14,014
Chief Executive          2001    401,857        ---      100,000         3,640
Officer and Chairman     2000     74,203 (2)    ---      300,000          ---
Of the Board

Thomas E. Reinckens      2002    356,473      285,178     45,500         2,967
President, Chief         2001    326,857      250,244      ---           2,847
Operating Officer        2000    284,973        ---       28,125         2,662
and Director

David Desjardins         2002    211,539 (3)  117,692     35,000          ---
Executive Vice President 2001      ---          ---        ---            ---
President                2000      ---          ---        ---            ---




(1) These amounts consist of insurance premiums paid for life insurance for the benefit of the named executive officers and long-term disability insurance.

(2) Mr. Woolf became one of our executive officers in October 2000.

(3) Mr. Desjardins became one of our executive officers in March 2002.

              AGGREGATED FISCAL 2002 YEAR-END STOCK OPTION VALUES

                    Number of Securities              Value of Unexercised
                    Underlying Unexercised            In-the-Money Stock Options
                    Stock Options at Fiscal Year-End  at Fiscal Year-End (1)
                    --------------------------------  --------------------------
Name                Exercisable        Unexercisable  Exercisable  Unexercisable
------------------- -----------        -------------  -----------  -------------

Brian Woolf            222,750            222,750     $ 2,521,215  $ 2,521,215
Thomas E. Reinckens    147,750             22,750     $ 1,590,028  $   169,715
David Desjardins         8,750             26,250     $    83,563  $   205,688

Amounts described in the preceeding table under the heading "Value of Unexercised In-the-Money Stock Options at Fiscal Year End" are determined by multiplying the number of shares underlying the options by the difference between the last reported per share sale price of our common stock on December 28, 2002 and the per share option exercise prices.


                   STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to stock options granted in fiscal 2002 to each of the named executive officers.

<caption>                                                                                    Potential
                                                                                         Realizable Value
                                         % of Total                                      At Assumed Annual
                         Number of         Options        Exercise                      Rates of Stock Price
                         Securities      Granted to       or Base                         Appreciation for
                         Underlying     Employees in       Price     Expiration           Option Term (2)
Name                     Options(1)      Fiscal Year     ($/share)      Date              5%           10%
-------------------      ----------     ------------     ---------   ----------      ----------   -----------

Brian Woolf                45,500           24.5%        $   7.04      4/16/12       $  88,499     $ 195,559
Thomas E. Reinckens        45,500           24.5%        $   7.04      4/16/12          88,499       195,559
David Desjardins           35,000           18.8%        $   4.95      3/11/12          47,866       105,771
_________________________


(1) These options vest no later than December 31, 2005 but may vest sooner with respect to up to 50% of the shares on December 31, 2002 and 25% of the shares on each of December 31, 2003 and 2004 to the extent our earnings plan for these years is achieved, based on the following sliding scale:

                                                       Percentage of Original
                                                             Option that
                                                         Becomes Exercisable
                                                       ----------------------
       Percentage of Earnings Plan Achieved               2002      2003/2004
   --------------------------------------------------- --------     ---------
   Greater than or equal to 90% ......................     50%          25%
   Greater than or equal to 75%, but less than 90%....     40%          20%
   Greater than or equal to 60%, but less than 75%....     30%          15%
   Less than 60%......................................      0%           0%

(2) These amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. As required by SEC rules, these gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the options were granted until their expirations dates. These assumptions are not intended to forecast future appreciation of our stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock.


Employment Contracts and Change - of -Control Provisions

     We entered into an employment agreement with Brian Woolf, our Chief Executive Officer and Chairman, in September 2000. Under the Agreement, Mr. Woolf's annual salary is $400,000 and he was eligible to receive an annual bonus of up to 100% of his annual salary. The amount of Mr. Woolf's bonus was based on our achieving specified pre-tax earnings goals. Mr. Woolf's agreement expired January 31, 2003. We are currently reviewing the terms of a new contract to replace the expired contract. The contract should be finalized over the next few months. When he entered into his employment agreement with us, Mr. Woolf received an option to purchase 300,000 shares of our common stock at an exercise price of $2.59 per share, the then-current market price. This option vests no later than October 2004 but may vest earlier over a four-year period following the date of grant on a sliding scale based on the percentage of our planned earnings that we achieve during that year. In addition, under this employment agreement, Mr. Woolf was entitled to a term life insurance policy equal to three times his annual salary, participation in our long-term disability coverage and our other benefits packages. If we had terminated Mr. Woolf's employment prior to January 31, 2003 for any reason other than for certain circumstances described in his employment agreement, then until Mr. Woolf accepted other employment we were required to continue to pay him his salary for up to 12 months. In October 2001, we granted Mr. Woolf an option to purchase an additional 100,000 shares at an exercise price of $3.20 per share, the then-current market price. This option vests no later than December 31, 2004 but may vest earlier based on whether we achieve our planned earnings during 2002, 2003 and 2004. In April 2002, we granted Mr. Woolf an option to purchase an additional 45,500 shares at an exercise price of $7.04 per share, the then-current market price. This option vests no later than December 31, 2004 but may vest earlier based on whether we achieve our planned earnings during 2002, 2003 and 2004.

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

Compensation of Directors

     We compensate two of our non-employee directors for their services to us by participation in our group medical insurance program at an approximate cost to us of $11,500 per individual per year. They currently do not receive cash or equity-based compensation. The third non-employee director receives a director's fee equal to $12,000 per year.

Indemnification of Directors and Executive Officers

     Our Articles of Incorporation require us, to the extent permitted by law, to indemnify our directors and officers against any personal liabilities incurred as a result of their positions as directors or officers of our company.

     We maintain directors' and officers' insurance providing indemnification for our directors, officers and management employees for liabilities arising as a result of their services to us.

     The indemnification provision in our articles of incorporation may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder's investment may be adversely affected to the extent we pay the cost of settlement and damage awards against any of our directors and officers under indemnification provisions. We believe that these indemnification provisions are necessary to attract and retain qualified directors and officers.

Compensation Committee Interlocks and Insider Participation

     Our Compensation and Plan Administration Committee consists of Andrew M. Saul, Arthur S. Mintz and Morton J. Schrader. No member of our Compensation and Plan Administration Committee has been an employee of ours. None of our executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our board of directors of our compensation committee.


Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(c) promulgated under the Exchange Act, the Company is not aware of any failure of any officer, director or beneficial owner of more than 10% of the Common Stock to timely file with the Commission any Form 3, 4 or 5 in respect of the Company during 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND BY MANAGEMENT


Principal Shareholders and Share Ownership By Management

     The following table sets forth certain information as to the beneficial ownership of the Company's equity securities as of March 31, 2003 by (i) each director or nominee of the Company, (ii) each Named Executive Officer, (iii) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the beneficial ownership for each person consists of the sole voting and sole investment power with respect to all shares beneficially owned by him. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.


                                                            Percentage of
                                Number of shares          Outstanding Shares
Person and Address              of Common Stock             of Common Stock
------------------------        ----------------          ------------------
Andrew M. Saul
9 West 57th Street
New York, NY  10019 (1)             6,145,054                    67.3%

Joseph E. Saul
9 West 57th Street
New York, NY  10019  (2)            6,145,054                    67.3%

Norma G. Saul
9 West 57th Street
New York, NY  10019  (3)            6,145,054                    67.3%

Trust f/b/o
Jennifer B. Saul
9 West 57th Street
New York, NY  10019  (4)              896,844                     9.8%

Trust f/b/o
Kimberly E. Saul
9 West 57th Street
New York, NY  10019  (5)              896,844                     9.8%

Jane Saul Berkey
Cache, Inc.
1460 Broadway
New York, NY  10036                   744,046                     8.1%

Thomas E. Reinckens
Cache, Inc.
1460 Broadway
New York, NY  10036  (6)              221,469                     2.3%

                                                            Percentage of
                                Number of shares          Outstanding Shares
Person and Address              of Common Stock             of Common Stock
------------------------        ----------------          ------------------

Brian Woolf
Cache, Inc.
1460 Broadway
New York, NY  10036  (7)              222,750                     2.3%

David Desjardins
Cache, Inc.
1460 Broadway
New York, NY  10036  (8)                8,750                 Less than 1%

Arthur S. Mintz
70 West 36th Street
New York, NY  10018                       0                         0

Morton J. Schrader
200 Park Avenue - 16th Floor
New York, NY  10166                     23,000                Less than 1%

All Current Executive
Officers and Directors
as a Group (seven persons)           6,621,023                   69.6%


(1) Represents (a) 2,585,158 shares held directly by Andrew Saul,
    (b) 2,353,436 shares beneficially owned by Joseph Saul, Andrew Saul's father, including 1,512,628 shares held by two trusts (see Notes 4 and 5 below), (c) 900,400 shares held by Norma Saul, Andrew Saul's mother,
    (d) 140,530 shares held by the 84 J. Saul Trust, of which Andrew Saul is a trustee, (e) 140,530 shares held by the 84 K. Saul Trust, of which Andrew Saul is a trustee, and (f) 25,000 shares held by the Andrew Saul Foundation, of which Andrew Saul is a director. All of the foregoing shares are subject to an oral agreement, subject in the case of the trusts to any fiduciary duties of the trustees, to vote and dispose of these shares jointly. The holders of the foregoing shares have filed with the SEC as a "group" within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934. Each of these holders disclaims beneficial ownership of all shares other than those held in his, her or its name.

(2) Represents (a) 733,308 shares held directly by Joseph Saul, (b) 900,400 shares held by Norma Saul, Joseph Saul's wife, (c) 2,891,218 shares beneficially owned by Andrew Saul, Joseph Saul's son, and 281,060 of which are held by two trusts, (see Notes 4 and 5 below), (d) 756,314 shares held by the 85 J. Saul Trust, of which Joseph Saul is a trustee, (see Note 4 below), (e) 756,314 shares held by the 85 K. Saul Trust, of which Joseph Saul is a trustee, (see Note 5 below) and (f) 107,500 shares held by the Joseph Saul Foundation, of which Joseph Saul is a director. All of the foregoing shares are subject to an oral agreement, subject in the case of the trusts to any fiduciary duties of the trustees, to vote and dispose of these shares jointly. The holders of the foregoing shares have filed with the SEC as a "group" within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934. Each of these holders disclaims beneficial ownership of all shares other than those held in his, her or its name.

(3) Represents (a) 900,400 shares held directly by Norma Saul, (b) 733,308 shares beneficially owned by Joseph Saul, Norma Saul's husband,
    (c) 2,891,218 shares held by Andrew Saul, Norma Saul's son, and 281,060 of which are held by two trusts, (see Notes 4 and 5 below), (d) 756,314 shares held by the 85 J. Saul Trust, of which Norma Saul is a trustee, (see Note 4 below), (e) 756,314 shares held by the 85 K. Saul Trust, of which Norma Saul is a trustee, (see Note 5 below) and (f) 107,500 shares held by the Joseph Saul Foundation, of which Norma Saul is a director. All of the foregoing shares are subject to an oral agreement, subject in the case of the trusts to any fiduciary duties of the trustees, to vote and dispose of these shares jointly. The holders of the foregoing shares have filed with the SEC as a "group" within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934. Each of these holders disclaims beneficial ownership of all shares other than those held in his, her or its name.

(4) Represents (a) 140,530 shares held by the 84 J. Saul Trust pursuant to a Trust Agreement, dated December 18, 1984, and (b) 756,314 shares held by the 85 J. Saul Trust pursuant to a Trust Agreement dated March 28, 1985.

(5) Represents (a) 140,530 shares held by the 84 K. Saul Trust pursuant to a Trust Agreement, dated December 18, 1984, and (b) 756,314 shares held by the 85 K. Saul Trust pursuant to a Trust Agreement dated March 28, 1985.

(6) Includes options to acquire 147,750 shares of our common stock.

(7) Includes options to acquire 222,750 shares of our common stock.

(8) Includes options to acquire 8,750 shares of our common stock.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In November 2000, we loaned $350,000 to Brian Woolf, our Chief Executive Officer and Chairman of the Board. The loan was unsecured and was repaid in full in February 2001. The loan bore an annual interest rate of 6% per annum.

     In December 1994, we loaned $170,000 to Roy Smith, formerly an Executive Vice President and one of our directors. The loan is payable on demand by us, is secured by a pledge of shares of our common stock owned by Mr. Smith, with full recourse against him and bears interest at a rate of 9% per annum. The balance as of December 28, 2002 for this loan was $170,000 plus accrued interest.

     In December 1994, we loaned $80,000 to Thomas E. Reinckens, our President and Chief Operating Officer and one of our directors. The loan is payable on demand by us, secured by a pledge of shares of our common stock owned by Mr. Reinckens, with full recourse against him and bears interest at a rate of 9% per annum. The balance of this loan as of December 28, 2002 was $80,000 plus accrued interest. Additionally, in December 2000, we loaned $121,000 to Mr. Reinckens. This loan is also payable on demand by us, secured by a pledge of shares of our common stock, with full recourse against him and bears interest at the rate of 6% per annum. Mr. Reinckens repaid $50,000 of this loan to us in March 2002 and the remaining balance for this loan as of December 28, 2002 was $71,000 plus accrued interest. In April 2002, we loaned Mr. Reinckens $260,000, which was fully repaid by him in June 2002.

See also "Executive Compensation - Compensation Committee Interlocks and Insider Participation."

     As of March 31, 2003 the Sauls beneficially owned in the aggregate 6,145,054 shares of the Company's outstanding Common Stock, representing approximately 67.3% of the Company's outstanding Common Stock. See "Principal Shareholders and Share Ownership by Management."

ITEM 15.    PRINCIPAL ACCOUNTING FIRM FEES


The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 29, 2001 and December 28, 2002 by KPMG LLP and Arthur Andersen LLP. KPMG LLP replaced Arthur Andersen LLP during the second quarter of Fiscal 2002.




                              Fiscal 2001        Fiscal 2002
    Fees                         Amount             Amount
-------------------           -----------        -----------
Audit Fees                     $ 115,000          $ 121,200
Audit-Related Fees             $   7,000          $ 253,920
Tax Fees                       $    --            $    --
All Other Fees                 $  13,436          $   5,000
                              ----------         -----------
Total Fees                     $ 135,436          $ 380,120
                              ----------         -----------


     The Audit Committee of the Board of Directors has considered whether the provision of these services is compatible with maintaining the principal accountant's independence.

     Audit fees includes fees for annual audit and reviews of the Company's quarterly reports on Form 10-Q, as well as statutory audits and audits of subsidiaries.

     Audit-related fees includes fees for audits of benefit plans and audits related to a potential stock offering.

     All other fees includes fees for evaluations and advisory services.

     During fiscal 2002, the Audit Committee had a policy to monitor and limit as appropriate non-audit related services performed by our Independent Auditors. The policy required pre-approval by our Chief Operating Officer of any contract for services, other than audit and audit-related services, up to $100,000 and by the Audit Committee for any such contract in excess of $100,000. Effective in fiscal 2003, the Audit Committee further enhanced this policy to require pre-approval of all services performed by the Independent Auditors.

                                      Signatures


     Pursuant to the requirement of section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Date:   May 7, 2003
                                          CACHE, INC.




                                           By:  /s/ Brian Woolf
                                                -----------------------------
                                                    Brian Woolf
                                                    Chairman and Chief
                                                    Executive Officer
                                                    (Principal Executive
                                                     Officer)



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