Form 10-Q
period 2003-03-29
CACHE INC
filed 2003-05-13
CIK 350199

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-Q
                                   (Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended March 29, 2003
                                      OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from.......to......
                     Commission File Number: 0-10345

                                CACHE, INC.

            (Exact name of registrant as specified in is Charter)

              Florida                                 59-1588181
---------------------------------        ---------------------------------
 (State or other jurisdiction of         (IRS Employer Identification No.)
  incorporation or organization)

             1460 Broadway, New York, New York        10036
          ------------------------------------------------------
           (Address of principal executive offices)   (zip code)


                              212-575-3200
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

 ---------------------------------------------------------------------------
 (Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES  [ ]           NO [X]

As of June 28, 2002, the aggregate market value of the voting stock held by non-affiliated of the registrant (based on the closing price in NASDAQ National Market) was approximately $40.3 million.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act 12b-2).

                        YES [ ]            NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.01                        9,129,900
  --------------------------               ---------------------------
  Class of Stock Outstanding               Outstanding at May 13, 2003

                          CACHE, INC. AND SUBSIDIARIES

                                      INDEX



                                                                         PAGE

CONSOLIDATED FINANCIAL STATEMENTS
     BALANCE SHEETS,
MARCH 29, 2003, DECEMBER 28, 2002 AND MARCH 30, 2002		 	   3

STATEMENTS OF OPERATIONS THIRTEEN WEEKS ENDED
     MARCH 29, 2003 AND MARCH 30, 2002                                     4

STATEMENTS OF CASH FLOWS THIRTEEN WEEKS ENDED
     MARCH 29, 2003 AND MARCH 30, 2002                                     5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     6-8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                     8-10

OTHER INFORMATION:
     EXHIBIT INDEX AND REPORTS ON FORM 8-K                                11

CERTIFICATIONS                                                         14-16

                                                 CACHE, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS


 <s>                                                            March 29,            December 28,           March 30,
  ASSETS                                                           2003                  2002                  2002
                                                               (Unaudited)                                 (Unaudited)
  Current assets:                                           ---------------       ---------------       ---------------
          Cash and equivalents                              $    15,737,000       $    10,287,000       $    17,198,000
          Marketable securities                                   5,690,000            14,392,000                ---
          Receivables, net                                        3,185,000             2,677,000             3,108,000
          Notes receivable from related parties                     321,000               321,000               321,000
          Inventories                                            27,892,000            22,065,000            26,340,000
          Prepaid income taxes and other tax assets                  57,000               271,000               395,000
          Prepaid expenses                                        1,101,000             1,020,000               619,000
                                                            ---------------       ---------------       ---------------
                Total current assets                             53,983,000            51,033,000            47,981,000


  Equipment and leasehold improvements, net                      19,812,000            18,553,000            15,819,000

  Other assets                                                      826,000               817,000               829,000
  Deferred income taxes, net                                        290,000               349,000               536,000
                                                            ---------------       ---------------       ---------------

                Total assets                                $    74,911,000       $    70,752,000       $    65,165,000
                                                            ===============       ===============       ===============


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
          Accounts payable                                  $    17,761,000       $    11,988,000       $    17,014,000
          Income taxes payable                                       ---                   ---                  846,000
          Accrued compensation                                      931,000             3,629,000             1,381,000
          Accrued liabilities                                     8,006,000             8,762,000             6,625,000
                                                            ---------------       ---------------       ---------------
                Total current liabilities                        26,698,000            24,379,000            25,866,000


  Other liabilities                                               1,068,000             1,081,000             1,114,000

  Commitments and contingencies


  STOCKHOLDERS' EQUITY

         Common stock, par value $.01; authorized,
          20,000,000 shares; issued and outstanding
          9,100,150 shares at December 28, 2002 and
          March 30, 2002 and 9,129,900 shares at
          March 29, 2003                                             91,000                91,000                91,000
         Additional paid-in capital                              19,821,000            19,609,000            19,587,000
         Retained earnings                                       27,233,000            25,592,000            18,507,000
                                                            ---------------       ---------------       ---------------
                Total stockholders' equity                       47,145,000            45,292,000            38,185,000
                                                            ---------------       ---------------       ---------------

                Total liabilities and stockholders' equity  $    74,911,000       $    70,752,000       $    65,165,000
                                                            ===============       ===============       ===============



 The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                                CACHE, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                FOR THE THIRTEEN WEEKS ENDED
                                                        (Unaudited)


                                                             March 29,             March 30,
                                                                2003                  2002
 <s>                                                     ---------------       ---------------
  Net sales                                              $    47,884,000       $    47,643,000

  Cost of sales, including occupancy and buying costs         27,946,000            28,066,000
                                                         ---------------       ---------------

  Gross profit                                                19,938,000            19,577,000
                                                         ---------------       ---------------

  Expenses
      Store operating expenses                                14,505,000            13,463,000
      General and administrative expenses                      2,850,000             3,242,000
                                                         ---------------       ---------------
           Total expenses                                     17,355,000            16,705,000
                                                         ---------------       ---------------

  Operating income                                             2,583,000             2,872,000


  Other income:
      Interest income                                             74,000                51,000
                                                         ---------------       ---------------

  Income before income taxes                                   2,657,000             2,923,000

  Income tax provision                                         1,016,000             1,067,000
                                                         ---------------       ---------------


  Net income                                             $     1,641,000       $     1,856,000
                                                         ===============       ===============



  Basic earnings per share                                         $0.18                 $0.20
                                                         ===============       ===============

  Diluted earnings per share                                       $0.17                 $0.20
                                                         ===============       ===============



  Basic weighted average shares outstanding                    9,120,000             9,100,000
                                                         ===============       ===============

  Diluted weighted average shares outstanding                  9,597,000             9,474,000
                                                         ===============       ===============








 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                CACHE, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE THIRTEEN WEEKS ENDED
                                         (Unaudited)
                                                                March 29,             March 30,
                                                                   2003                  2002
 <s>                                                        ---------------       ---------------
  CASH FLOWS FROM OPERATING ACTIVITIES:                    <c>                   <c>
  -------------------------------------

  Net income                                                $     1,641,000       $     1,856,000
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                             1,200,000             1,202,000
        Reversal of future rent escalations                         (15,000)              (36,000)

  Change in assets and liabilities:
  (Increase) decrease in receivables                               (508,000)            1,210,000
  Decrease in prepaid income taxes and other tax assets             273,000               210,000
  Decrease in notes receivable from related parties                  ---                   50,000
  Increase in inventories                                        (5,827,000)           (4,579,000)
  (Increase) decrease in prepaid expenses                           (81,000)               93,000
  Increase in accounts payable                                    5,773,000             5,925,000
  Increase in income taxes payable                                   ---                  846,000
  Decrease in accrued liabilities and accrued compensation       (3,889,000)             (965,000)
                                                            ---------------       ---------------

  Net cash (used in) provided by operating activities            (1,433,000)            5,812,000
                                                            ---------------       ---------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  -------------------------------------

  Maturities of marketable securities                             8,702,000                ---
  Additions to equipment and leasehold improvements              (2,022,000)             (728,000)
                                                            ---------------       ---------------

  Net cash provided by (used in) investing activities             6,680,000              (728,000)
                                                            ---------------       ---------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  -------------------------------------

  Proceeds from the issuance of common stock                        212,000                23,000
  Other, net                                                         (9,000)              (10,000)
                                                            ---------------       ---------------

  Net cash provided by financing activities                         203,000                13,000
                                                            ---------------       ---------------

  Net increase in cash and equivalents                            5,450,000             5,097,000
  Cash and equivalents, at beginning of period                   10,287,000            12,101,000
                                                            ---------------       ---------------
  Cash and equivalents, at end of period                    $    15,737,000       $    17,198,000
                                                            ===============       ===============






 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                        CACHE, INC.
                  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring, to present fairly the financial position of the Company at March 29, 2003, March 30, 2002 and December 28, 2002, and the results of operations and cash flows for the thirteen week periods ended March 29, 2003 and March 30, 2002.

   Certain financial information, which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended December 28, 2002.

   Net income includes all sources of comprehensive income. There were no adjustments for foreign currency translation, unrealized gains (losses) on investments or deferred compensation expense incurred in fiscal 2002 or fiscal 2003 results.


2. BASIC AND DILUTED EARNINGS

   Basic and diluted earnings per share has been computed based on the weighted average number of shares of common stock outstanding for the thirteen weeks ended March 29, 2003 and March 30, 2002.

   The approximate number of shares used in the computations of basic and diluted earnings per share were 9,120,000 and 9,597,000, respectively, for the thirteen week period ended March 29, 2003 and 9,100,000 and 9,474,000, respectively, for the thirteen week period ended March 30, 2002.

   The Company accounts for options granted under the 2000 Stock Option Plan and 1994 Stock Option Plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" under which no compensation cost has been recognized for stock option awards granted at fair market value. Had compensation expense for the Plan been determined based on the fair value at the grant dates for awards under the Plan, consistent with the method of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the Company's net earnings, basic EPS and diluted EPS would have been reduced to the pro forma amounts listed below:


                                                     13 Weeks Ended
                                              -----------------------------
                                               March 29,          March 30,
                                                  2003              2002
                                              ----------         ----------

   Net income   - as reported                 $1,641,000         $1,856,000
                - pro - forma                 $1,475,000         $1,786,000

   Basic EPS    - as reported                 $     0.18         $     0.20
                - pro- forma                  $     0.16         $     0.20

   Diluted EPS  - as reported                 $     0.17         $     0.20
                - pro- forma                  $     0.15         $     0.18

3. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                            March 29,         December 28,
                                              2003                2002
                                           -----------        -----------

Leasehold improvements                     $22,481,000        $21,803,000
Furniture, fixtures and equipment           31,143,000         29,463,000
                                           -----------        -----------
                                            53,624,000         51,266,000

Less: accumulated depreciation
   and amortization                         33,812,000         32,713,000
                                           -----------        -----------

                                           $19,812,000        $18,553,000
                                           ===========        ===========



4.  ACCRUED LIABILITIES

                                            March 29,         December 28,
                                              2003               2002
                                           -----------        -----------

Operating Expenses                         $ 1,925,000        $ 2,092,000
Taxes, other than income taxes               1,436,000          2,074,000
Group insurance                                744,000            841,000
Sales return reserve                           712,000            746,000
Leasehold additions                            736,000            299,000
Other customer deposits                      2,453,000          2,710,000
                                           -----------        -----------
                                           $ 8,006,000        $ 8,762,000
                                           ===========        ===========


5.  BANK DEBT

During November 2002, the Company reached an agreement with its bank to extend the maturity of the Amended Revolving Credit Facility until November 30, 2005. Pursuant to the newly Amended Revolving Credit Facility, $15,000,000 is available until expiration at November 30, 2005. The amounts outstanding thereunder bear interest at a maximum per annum rate equal to the bank's prime rate. The agreement contains selected financial and other covenants. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. We are in compliance with all loan covenants.

There have been no borrowings against the line of credit during fiscal 2002 and fiscal 2003. There were outstanding letters of credit of $527,000 and $750,000, pursuant to the Revolving Credit Facility, at March 29, 2003 and March 30, 2002, respectively.

6.  INCOME TAXES

The effective tax rate for fiscal 2003 and fiscal 2002 were 38.3% and 36.5%, respectively. The major components of net deferred taxes (liabilities) at March 29, 2003 and December 28, 2002 were as follows:


                                                   March 29,        December 28,
                                                     2003              2002
                                                 -----------        -----------

Net operating loss carryforwards ("NOL'S")       $    91,000        $    91,000
Deferred rent                                        523,000            526,000
Group insurance                                      285,000            319,000
Sales return reserve                                 272,000            283,000
Other (principally depreciation expense)            (112,000)          ( 53,000)
                                                 -----------        -----------
                                                 $ 1,059,000        $ 1,166,000
                                                 ===========        ===========

7.  CONTINGENCIES

The Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters is not presently expected to have a material adverse effect upon our financial position and results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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


RESULTS OF OPERATIONS
---------------------

The following table sets forth our results of operations for the thirteen week periods ended March 29, 2003 and March 30, 2002, expressed as a percentage of net sales.

                                                        Thirteen Weeks Ended
                                                      -----------------------
                                                      March 30,     March 30,
                                                        2003           2002
                                                      ---------     ---------
        Sales                                          100.0%        100.0%
        Cost of sales                                   58.4%         58.9%
        Gross profit                                    41.6%         41.1%
        Store operating expenses                        30.3%         28.3%
        General and administrative expenses              6.0%          6.8%
        Operating income                                 5.4%          6.0%
        Other income                                     0.2%          0.1%
        Income before income taxes                       5.5%          6.1%
        Income tax provision                             2.1%          2.2%
        Net income                                       3.4%          3.9%

Net sales
---------

Net sales increased to $47.9 million from $47.6 million, an increase of $241,000 or 0.5%, over the prior fiscal quarter. Net sales from new stores and non-comparable stores were $1.7 million during the current quarter. Comparable store sales (sales for stores open at least one year or more) decreased $1.5 million or 3%, during the quarter.

Gross profit
------------

Gross profit increased to $19.9 million from $19.6 million, an increase of $361,000, or 1.8% over the prior fiscal quarter. As a percentage of net sales, gross profit increased to 41.6% from 41.1%. This increase as a percentage of net sales was primarily due to higher initial margins resulting from a reduction in the number of our vendors and the number of stock keeping units and changes in sales mix. Higher buying and occupancy costs, as well as higher markdowns, partially offset the initial gross margin improvements.

Store operating expenses
------------------------

Store operating expenses increased to $14.5 million from $13.5 million, an increase of $1.0 million or 7.7% over the prior fiscal quarter. As a percentage of net sales, store operating expenses increased to 30.3% from 28.3%, primarily due to a higher marketing and advertising expense of $387,000 and higher payroll and employee-related expenses of $385,000.


General and administrative expenses
-----------------------------------

General and administrative expenses decreased to $2.9 million from $3.2 million, a decrease of $392,000 or 12.1%, below the prior fiscal quarter. As a percentage of net sales, general and administrative expenses decreased to 6.0% from 6.8%, primarily due to lower corporate payroll and employee-related costs.

Income taxes
------------

Income taxes decreased to $1.0 million from $1.1 million, for the prior fiscal quarter. The decrease was attributable to lower taxable income and was partially offset by an increase in our effective tax rate from 36.5% in fiscal 2002 to 38.3% in fiscal 2003. The increase in our overall effective tax rate is primarily attributable to a change in the mix of income subject to tax in the various states in which we conduct business.

Net income
----------

Net income decreased to $1.6 million from $1.9 million for the prior fiscal quarter, primarily due to higher store operating expenses.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our cash requirements are primarily for the construction of new stores and inventory purchases for these stores, as well as the remodeling of existing stores. We have historically satisfied our cash requirements principally through cash flow from operations. As of March 29, 2003, we had working capital of $27.3 million, which included cash and marketable securities totaling $21.4 million.

During the thirteen weeks ended March 29, 2003, we increased our cash and cash equivalents by $5.5 million, primarily due to matured investments of $8.7 million, net income of $1.6 million and depreciation of $1.2 million, offset by changes in assets and liabilities of approximately $4.3 million, and expenditures for our new store expansion and remodeling program totaled $2.0 million.

We plan to open between 15 and 20 new stores during fiscal 2003. Three new stores were opened in March 2003 and two new stores opened in April. We anticipate opening the remaining new stores during the summer and fall of 2003. We renovated eight existing stores in the first quarter. After deducting construction allowances paid to the Company by its landlords, we spent $2.0 million through March 29, 2003 and expect to spend an additional five to six million dollars in 2003, for both new store and existing store construction and remodeling.

We believe that cash flows from operations, our current available cash and funds available under our $15.0 million revolving credit facility, will be sufficient to meet our working capital needs and contemplated new store expansion for at least the next 12 months. If our cash flow from operations should decline significantly or if we should accelerate our store expansion or remodeling program, it may be necessary for us to seek additional sources of capital.

                       PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

NONE

(b)  Reports on Form 8-K

NONE

                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                   CACHE, INC.
                                  (Registrant)





        May 13, 2003                      BY: /s/  Brian Woolf
                                          ------------------------------
                                                   Brian Woolf
                                                   Chairman and Chief
                                                   Executive Officer
                                                   (Principal Executive
                                                    Officer)





        May 13, 2003                      BY: /s/ Thomas E. Reinckens
                                          --------------------------------
                                                  Thomas E. Reinckens
                                                  President and Chief
                                                  Operating Officer
                                                  (Principal Financial
                                                   and Accounting Officer)

                                              EXHIBIT 11.1
                        CALCULATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE

                                    (In thousands except per share data)

                                                                  THIRTEEN WEEKS ENDED
                                                         -------------------------------------
                                                             March 29,             March 30,
                                                                2003                  2002
                                                         ---------------       ---------------
  EARNINGS PER SHARE                                    <c>                   <c>

  Net Income Applicable to Common Stockholders           $     1,641,000       $     1,856,000
                                                         ===============       ===============


  BASIC EARNINGS PER SHARE

  Weighted Average Number of
      Common Shares Outstanding                                9,120,000             9,100,000
                                                         ===============       ===============

  Basic Earnings Per Share                                         $0.18                 $0.20
                                                         ===============       ===============


  DILUTED EARNINGS PER SHARE

  Weighted Average Number of
      Common Shares Outstanding                                9,120,000             9,100,000

  Assuming Conversion of
       Outstanding Stock Options                               1,111,000             1,014,000

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method                             (634,000)             (640,000)
                                                         ---------------       ---------------

  Weighted Average Number of
      Common Shares Outstanding                                9,597,000             9,474,000
                                                         ===============       ===============

  Diluted Earnings Per Share                                       $0.17                 $0.20
                                                         ===============       ===============
















                                  EXHIBIT 99.1
                                 CERTIFICATION
                                 -------------

I, Brian Woolf, certify that:

    1. I have received this quarterly report on Form 10-Q of Cache, Inc. (Cache)

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

    4. Cache's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to Cache, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period which this quarterly report is being prepared;
       b) evaluated the effectiveness of Cache's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

            May 13, 2003                   By: /s/ Brian Woolf
                                           --------------------------------
                                                   Brian Woolf
                                                   Chairman and Chief
                                                   Executive Officer
                                                   (Principal Executive
                                                    Officer)

                               EXHIBIT 99.2
                               CERTIFICATION
                               -------------

I, Thomas E. Reinckens, certify that:

    5. I have received this quarterly report on Form 10-Q of Cache, Inc. (Cache)

    6. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    7. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Cache as of, and for, the periods presented in this quarterly report;

    8. Cache's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to Cache, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period which this quarterly report is being prepared;
       b) evaluated the effectiveness of Cache's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. Cache's other certifying officer and I have disclosed, based on our most recent evaluation, to Cache's auditors and the audit committee of Cache's Board of Directors;

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect Cache's ability to record, process, summarize and report financial data and have identified for
          Cache's auditors any material weakness in internal controls; and
       c) any fraud, whether or not material, that involves management or other employees who have a significant role in Cache's internal controls;
          and

    6. Cache's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            May 13, 2003                   By: /s/ Thomas E. Reinckens
                                           ---------------------------------
                                                   Thomas E. Reinckens
                                                   President and Chief
                                                   Operating Officer
                                                   (Principal Financial and
                                                    Accounting Officer)

                              EXHIBIT 99.3
                       CERTIFICATION PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to and solely for the purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in the capacity and on the date indicated below that:

    1. The Quarterly Report of Cache, Inc. on Form 10-Q for the period ending March 29, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of
       Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Cache, Inc.




        May 13, 2003                          BY: /s/ Brian Woolf
                                              ------------------------------
                                                      Brian Woolf
                                                      Chairman and Chief
                                                      Executive Officer
                                                      (Principal Executive
                                                       Officer)





        May 13, 2003                          BY: /s/ Thomas E. Reinckens
                                              ------------------------------
                                                      Thomas E. Reinckens
                                                      President and Chief
                                                      Operating Officer
                                                      (Principal Financial
                                                       and Accounting
                                                       Officer)