Form 10-Q
period 2003-06-28
CACHE INC
filed 2003-08-12
CIK 350199

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-Q
                                 (Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended June 28, 2003
                                      OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from......to......
                       Commission File Number: 0-10345

                                CACHE, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in is Charter)

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

                          YES  [X]           NO [ ]

As of December 31, 2002, the aggregate market value of the voting stock held by non-affiliated of the registrant (based on the closing price in NASDAQ National Market) was approximately $41.2 million.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act 12b-2).

                          YES  [ ]           NO [X]

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.01                              9,928,650
  --------------------------                 -----------------------------
  Class of Stock Outstanding                 Outstanding at July 31 , 2003

                         CACHE, INC. AND SUBSIDIARIES

                                    INDEX



                                                                         PAGE

CONSOLIDATED FINANCIAL STATEMENTS
     BALANCE SHEETS,
JUNE 28, 2003,  DECEMBER 28, 2002 AND JUNE 29, 2002		  	   3

INCOME STATEMENTS
     TWENTY-SIX WEEKS ENDED JUNE 28, 2003
        AND JUNE 29, 2002                                                  4
     THIRTEEN WEEKS ENDED JUNE 28, 2003
        AND JUNE 29, 2002                                                  5

STATEMENTS OF CASH FLOWS
     TWENTY-SIX WEEKS ENDED JUNE 28, 2003
        AND JUNE 29, 2002                                                  6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     7-9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS				 9-12

OTHER INFORMATION:
     EXHIBIT INDEX AND REPORTS ON FORM 8-K			 	13-15


     CERTIFICATIONS                                                     16-18


                                                  CACHE, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS


                                                                           June 28,           December 28,           June 29,
  ASSETS                                                                     2003                 2002                 2002
 <s>                                                                   --------------       --------------       --------------
                                                                          (Unaudited)                               (Unaudited)
  Current assets:                                                     <c>                  <c>                  <c>
          Cash and equivalents                                         $   16,015,000       $   10,287,000       $   20,169,000
          Marketable securities                                             4,878,000           14,392,000                ---
          Receivables, net                                                  2,675,000            2,677,000            1,210,000
          Notes receivable from related parties                               321,000              321,000              321,000
          Inventories                                                      24,724,000           22,065,000           22,103,000
          Prepaid income taxes and other tax assets                           791,000              271,000              325,000
          Prepaid expenses                                                    721,000            1,020,000              651,000
                                                                       --------------       --------------       --------------
                Total current assets                                       50,125,000           51,033,000           44,779,000


  Equipment and leasehold improvements, net                                20,922,000           18,553,000           15,690,000

  Other assets                                                                827,000              817,000              829,000
  Deferred income taxes, net                                                  249,000              349,000              572,000
                                                                       --------------       --------------       --------------

                Total assets                                           $   72,123,000       $   70,752,000       $   61,870,000
                                                                       ==============       ==============       ==============


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
          Accounts payable                                             $   10,038,000       $   11,988,000       $    9,614,000
          Income taxes payable                                                442,000               ---               1,238,000
          Accrued compensation                                              2,180,000            3,629,000            2,421,000
          Accrued liabilities                                               7,685,000            8,762,000            6,315,000
                                                                       --------------       --------------       --------------
                Total current liabilities                                  20,345,000           24,379,000           19,588,000


  Other liabilities                                                         1,074,000            1,081,000            1,115,000

  Commitments and contingencies


  STOCKHOLDERS' EQUITY

         Common stock, par value $.01; authorized, 20,000,000 shares;
           issued and outstanding 9,100,150 shares at December 28, 2002
           and June 29, 2002 and 9,129,900 shares at June 28, 2003             91,000               91,000               91,000
         Additional paid-in capital                                        19,839,000           19,609,000           19,609,000
         Retained earnings                                                 30,774,000           25,592,000           21,467,000
                                                                       --------------       --------------       --------------
                Total stockholders' equity                                 50,704,000           45,292,000           41,167,000
                                                                       --------------       --------------       --------------

                Total liabilities and stockholders' equity             $   72,123,000       $   70,752,000       $   61,870,000
                                                                       ==============       ==============       ==============




  The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                                                3



                                                  CACHE, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                 FOR THE TWENTY-SIX WEEKS ENDED
                                                           (Unaudited)
                                                                           June 28,             June 29,
                                                                             2003                 2002
                                                                       --------------       --------------
  Net sales                                                            $  103,842,000       $   98,937,000

  Cost of sales, including occupancy and buying costs                      59,027,000           57,458,000
                                                                       --------------       --------------

  Gross profit                                                             44,815,000           41,479,000
                                                                       --------------       --------------

  Expenses
      Store operating expenses                                             30,365,000           27,426,000
      General and administrative expenses                                   6,202,000            6,595,000
                                                                       --------------       --------------
           Total expenses                                                  36,567,000           34,021,000

  Operating income                                                          8,248,000            7,458,000

  Other income:
     Interest income                                                          144,000              127,000
                                                                       --------------       --------------

  Income before income taxes                                                8,392,000            7,585,000

  Income tax provision                                                      3,210,000            2,769,000
                                                                       --------------       --------------


  Net income                                                           $    5,182,000       $    4,816,000
                                                                       ==============       ==============



  Basic earnings per share                                                      $0.57                $0.53
                                                                       ==============       ==============

  Diluted earnings per share                                                    $0.54                $0.50
                                                                       ==============       ==============



  Basic weighted average shares outstanding                                 9,125,000            9,100,000
                                                                       ==============       ==============

  Diluted weighted average shares outstanding                               9,628,000            9,660,000
                                                                       ==============       ==============











  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                CACHE, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                FOR THE THIRTEEN WEEKS ENDED
                                                         (Unaudited)

                                                                           June 28,             June 29,
                                                                             2003                 2002
                                                                       --------------       --------------
  Net sales                                                            $   55,958,000       $   51,294,000

  Cost of sales, including occupancy and buying costs                      31,081,000           29,392,000
                                                                       --------------       --------------

  Gross profit                                                             24,877,000           21,902,000
                                                                       --------------       --------------

  Expenses
      Store operating expenses                                             15,860,000           13,963,000
      General and administrative expenses                                   3,352,000            3,353,000
                                                                       --------------       --------------
           Total expenses                                                  19,212,000           17,316,000
                                                                       --------------       --------------

  Operating income                                                          5,665,000            4,586,000

  Other income:
     Interest income                                                           70,000               76,000
                                                                       --------------       --------------

  Income before income taxes                                                5,735,000            4,662,000

  Income tax provision                                                      2,194,000            1,702,000
                                                                       --------------       --------------


  Net income                                                           $    3,541,000       $    2,960,000
                                                                       ==============       ==============



  Basic earnings per share                                                      $0.39                $0.33
                                                                       ==============       ==============

  Diluted earnings per share                                                    $0.37                $0.31
                                                                       ==============       ==============



  Basic weighted average shares outstanding                                 9,131,000            9,100,000
                                                                       ==============       ==============

  Diluted weighted average shares outstanding                               9,633,000            9,660,000
                                                                       ==============       ==============











  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                              CACHE, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE TWENTY-SIX WEEKS ENDED
                                                        (Unaudited)
                                                                           June 28,             June 29,
                                                                             2003                 2002
 <s>                                                                   --------------       --------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  -------------------------------------
  Net income                                                           $    5,182,000       $    4,816,000
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                       2,535,000            2,272,000
        Reversal of future rent escalations                                   (20,000)             (58,000)

  Change in assets and liabilities:
  Decrease in receivables                                                       2,000            3,108,000
  Decrease in notes receivable from related parties                             ---                 50,000
  (Increase) decrease in prepaid income taxes and other tax assets           (420,000)             244,000
  Increase in inventories                                                  (2,659,000)            (342,000)
  Decrease in prepaid expenses                                                299,000               61,000
  Decrease in accounts payable                                             (1,950,000)          (1,475,000)
  Increase in income taxes payable                                            442,000            1,238,000
  (Decrease) increase in accrued liabilities and compensation              (2,446,000)             138,000
                                                                       --------------       --------------

  Net cash provided by operating activities                                   965,000           10,052,000
                                                                       --------------       --------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  -------------------------------------
  Maturities of marketable securities                                       9,514,000               ---
  Additions to equipment and leasehold improvements                        (4,971,000)          (2,025,000)
                                                                       --------------       --------------

  Net cash provided by (used in) investing activities                       4,543,000           (2,025,000)
                                                                       --------------       --------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  -------------------------------------
     Proceeds from issuance of common stock                                   230,000               45,000
     Other, net                                                               (10,000)              (4,000)
                                                                       --------------       --------------

  Net cash provided by financing activities                                   220,000               41,000
                                                                       --------------       --------------

  Net increase in cash and equivalents                                      5,728,000            8,068,000
  Cash and equivalents, at beginning of period                             10,287,000           12,101,000
                                                                       --------------       --------------
  Cash and equivalents, at end of period                               $   16,015,000       $   20,169,000
                                                                       ==============       ==============









  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 CACHE, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring, to present fairly the financial position of the Company at June 28, 2003 (Fiscal 2003), June 29, 2002 (Fiscal 2002) and December 28, 2002 (Fiscal 2002), and the results of operations for the 26 and 13 week periods ended June 28, 2003 and June 29, 2002 and consolidated statements of cash flows for the 26 weeks then ended.

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


2.   BASIC AND DILUTED EARNINGS

     Basic and diluted earnings per share has been computed based on the weighted average number of shares of common stock outstanding for the 26 and 13 week periods ended June 28, 2003 and June 29, 2002.

     The approximate number of shares used in the computations of diluted earnings per share were 9,628,000 and 9,660,000, respectively, for the 26 week period and 9,633,000 and 9,660,000, respectively, for the 13 week comparable period ended June 28, 2003 and June 29, 2002.

     The approximate number of shares used in the computations of basic earnings per share were 9,125,000 and 9,100,000, respectively, for the 26 week comparable periods, and 9,130,000 and 9,100,000, respectively, for the 13 week comparable periods ended June 28, 2003 and June 29, 2002.

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

                                            26 Weeks Ended                         13 Weeks Ended
                                     -----------------------------          -----------------------------
                                       June 28,          June 29,             June 28,          June 29,
                                         2003              2002                 2003              2002
                                     -----------       -----------          -----------       -----------
   Net income   - as reported        $ 5,182,000       $ 4,816,000          $ 3,541,000       $ 2,960,000
                - pro-forma          $ 4,683,000       $ 4,408,000          $ 3,292,000       $ 2,756,000

   Basic EPS    - as reported        $      0.57       $      0.53          $      0.39       $      0.33
                -  pro-forma         $      0.51       $      0.48          $      0.36       $      0.30

   Diluted EPS  - as reported        $      0.54       $      0.50          $      0.37       $      0.31
                - pro-forma          $      0.49       $      0.46          $      0.34       $      0.29


3.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                June 28,          December 28,
                                                 2003                 2002
                                              -----------         -----------

      Leasehold improvements                  $23,810,000         $21,803,000
      Furniture, fixtures and equipment        32,077,000          29,463,000
                                              -----------         -----------
                                               55,887,000          51,266,000

      Less: accumulated depreciation
            and amortization                   34,965,000          32,713,000
                                              -----------         -----------

                                              $20,922,000         $18,553,000
                                              ===========         ===========


4.   ACCRUED LIABILITIES

                                                June 28,          December 28,
                                                  2003              2002
                                              -----------         -----------
      Operating expenses                      $ 2,448,000         $ 2,092,000
      Taxes, other than income taxes            1,270,000           2,074,000
      Group insurance                             748,000             841,000
      Sales return reserve                        542,000             746,000
      Leasehold additions                         232,000             299,000
      Other customer deposits                   2,445,000           2,710,000
                                              -----------         -----------
                                              $ 7,685,000         $ 8,762,000
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

There have been no borrowings against the line of credit during fiscal 2002 and 2003. There were outstanding letters of credit of $612,000 and $1,159,000, pursuant to the Revolving Credit Facility at June 28, 2003 and June 29, 2002, respectively.


6.  INCOME TAXES

The effective tax rates for fiscal 2003 and fiscal 2002 were 38.3% and 36.5%, respectively. The major components of the Company's net deferred taxes assets (liabilities) at June 28, 2003 and December 28, 2002 were as follows:

                                                 June 28,         December 28,
                                                   2003               2002
                                                ----------        -----------

Net operating loss carryforwards ("NOL'S")      $   91,000        $    91,000
Deferred rent                                      522,000            526,000
Group insurance                                    286,000            319,000
Sales return reserve                               207,000            283,000
Other (principally depreciation expense)          ( 66,000)          ( 53,000)
                                                ----------         ----------
                                                $1,040,000         $1,166,000
                                                ==========         ==========

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

RESULTS OF OPERATIONS
---------------------

The following table sets forth our results of operations for the 26 and 13 week periods ended June 28, 2003 and June 29, 2002, expressed as a percentage of net sales.

                                       26 Weeks Ended        13 Weeks Ended
                                      ------------------    ------------------
                                      June 28,  June 29,    June 28,  June 29,
                                        2003      2002        2003      2002
                                      --------  --------    --------  --------
Sales                                  100.0%    100.0%      100.0%    100.0%
Cost of sales                           56.8%     58.1%       55.5%     57.3%
Gross profit                            43.2%     41.9%       44.5%     42.7%
Store operating expenses                29.2%     27.7%       28.3%     27.2%
General and administrative expenses      6.0%      6.7%        6.0%      6.5%
Operating income                         7.9%      7.5%       10.1%      8.9%
Other income                             0.1%      0.1%        0.1%      0.1%
Income before income taxes               8.1%      7.7%       10.2%      9.1%
Income tax provision                     3.1%      2.8%        3.9%      3.3%
Net income                               5.0%      4.9%        6.3%      5.8%



Net sales
---------

Net sales increased to $103.8 million from $98.9 million, an increase of $4.9 million, or 5.0%, over the same 26 week period last year. This reflects $622,000 of additional net sales as a result of a 1% increase in comparable store sales. Net sales increased $4.3 million as a result of additional net sales from non-comparable stores.

Net sales increased to $56.0 million from $51.3 million, an increase of $4.7 million, or 9.1%, over the same 13 week period last year. This increase reflects $2.1 million of additional net sales as a result of a 4% increase in comparable store sales. Net sales increased $2.6 million as a result of additional net sales from non-comparable stores.


Gross profit
------------

Gross profit increased to $44.8 million from $41.5 million, an increase of $3.3 million, or 8.0%, over the same 26 week period last year. This increase was the combined result of higher net sales and increased gross profit margins. As a percentage of net sales, gross profit increased to 43.2% from 41.9%. This increase as a percentage of net sales was primarily due to higher initial markups on inventory purchases resulting from a reduction in the number of our vendors and the number of stock keeping units. These reductions enabled us to commit to bulk fabric purchases and increased our ability to receive favorable pricing from vendors. We expect the improvement created by higher initial markups to continue to benefit results in the remainder of fiscal 2003.

Gross profit increased to $24.9 million from $21.9 million, an increase of $3.0 million, or 13.6%, over the same 13 week period last year. This increase was the combined result of higher net sales and increased gross margins. As a percentage of net sales, gross profit, increased to 44.5% from 42.7%. The improvement in gross profit for the 13 week period reflects the same positive conditions as stated above for the 26 week period.

Store operating expenses
------------------------

Store operating expenses increased to $30.4 million from $27.4 million, an increase of $2.9 million or 10.7%, over the same 26 week period last year. This increase was attributable to an increase of $1.2 million in marketing and advertising expenses, as well as an increase in the total number of stores. As a percentage of net sales, store operating expenses increased to 29.2% from 27.7%, primarily due to higher marketing and advertising expenses and an increase in the number of new stores opened in the last year.

Store operating expenses increased to $15.9 million from $14.0 million, an increase of $1.9 million, or 13.6%, over the same 13 week period last year. This increase was attributable to an increase in total stores open, and an increase of $786,000 in advertising and marketing and was partially offset by reductions in several expense categories. As a percentage of net sales, store operating expenses increased to 28.3% from 27.2%, primarily due to higher marketing and advertising expenses and an increase in the number of new stores opened in the last year.

General and administrative expenses
-----------------------------------

General and administrative expenses decreased to $6.2 million from $6.6 million, a decrease of $393,000, or 6.0% below the same 26 week period last year. As a percentage of net sales, general and administrative expenses decreased to 6.0% from 6.7%, primarily due to lower corporate-level payroll and employee-related costs.

General and administrative expenses remained unchanged at $3.4 million, as compared to the same 13 week period last year. As a percentage of net sales, general and administrative expenses decreased to 6.0% from 6.5%, for the 13 week period.

Other income
------------

Other income increased to $144,000 from $127,000 in the same 26 week period last year, primarily attributable to higher average cash balances, partially offset by lower interest rates.

Other income decreased to $70,000 from $76,000 in the same 13 week period last year, due to a reduction in interest rates in 2003.

Income taxes
------------

Income taxes increased to $3.2 million from $2.8 million, an increase of $441,000 over the same 26 week period last year. This increase was primarily attributable to higher taxable income, as well as an increase in our effective tax rate from 36.5% in fiscal 2002 to 38.3% in fiscal 2003. This increase in our effective tax rate is primarily due to a change in the mix of income subject to tax in the various states in which we do business.

Income taxes increased to $2.2 million from $1.7 million, an increase of $492,000 over the same 13 week period last year.


Net income
----------

As a result of the foregoing, net income increased to $5.2 million from $4.8 million, an increase of $366,000 over the same 26 week period last year. Net income increased to $3.5 million from $3.0 million, an increase of $581,000 over the same 13 week period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our cash requirements are primarily for the construction of new stores and inventory purchases for these stores, as well as the remodeling of existing stores. We have historically satisfied our cash requirements principally through cash flow from operations. As of June 28, 2003, the Company had working capital of $29.8 million, which included cash and marketable securities of $20.9 million.

During the 26 weeks ended June 28, 2003, net cash provided by operations was $1.0 million, generated by net income, depreciation of $2.5 million, a decrease in prepaid expenses of $299,000, an increase in income taxes payable of $442,000 offset in part by a decrease in accounts payable of $2.0 million, an increase in inventories of $2.7 million and a decrease in accrued expenses of $2.4 million.

Cash provided by investing activities was $4.5 million for the 26 week period ended June 28, 2003. Matured investments generated $9.5 million of cash flows. Funds used for equipment and leasehold improvements in new and remodeled stores totaled $5.0 million. Our capital requirements depend primarily on the number of new stores we open, the number of stores we remodel and the timing of these expenditures. Projected capital expenditures for fiscal 2003 to fund new store openings and remodeling are approximately $9 - 10 million.

Based on our experience with new store openings, we estimate that the average net investment to open new stores is approximately $175,000 to $225,000, which includes new store opening expenses and initial inventory, net of landlord contributions and payables.

We plan to open approximately 25 new stores during fiscal 2003. Three new stores were opened in March 2003 and two new stores opened in April and three new stores opened in June. We anticipate opening the remaining new stores during the summer and fall of 2003. We renovated eight existing stores through the end of the second quarter. After deducting construction allowances paid to the Company by its landlords, we spent $5.0 million through June 28, 2003 and expect to spend an additional four to five million dollars in 2003, for both new store and existing store construction and remodeling.

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

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(c)  Exhibits.
            11.1 Calculation of Basic and Diluted Earnings per Common Share.

            99.1 Certification Pursuant to 18 U.S.C. Section 1350


(d)  Reports on Form 8-K

1.3 Form 8-K, filed June 30, 2003 - reporting pursuant to Item 5 of such Form, the monthly, quarterly and year to date sales for the periods ended June 28, 2003.

1.4 Form 8-K, filed July 7, 2003 - reporting pursuant to Item 5 of such Form, the operating results for the twenty-six and thirteen week periods ended June 28, 2003.

                                 Signatures
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                CACHE, INC.
                               (Registrant)





         August 12, 2003                       BY: /s/  Brian Woolf
                                               -------------------------------
                                                        Brian Woolf
                                                        Chairman and Chief
                                                        Executive Officer
                                                        (Principal Executive
                                                         Officer)





         August 12, 2003                       BY: /s/  Thomas E. Reinckens
                                               -------------------------------
                                                        Thomas E. Reinckens
                                                        President and Chief
                                                        Operating Officer
                                                        (Principal Financial
                                                        and Accounting Officer)






                                                  EXHIBIT 11.1
                                CALCULATION OF BASIC AND DILUTED EARNINGS PER SHARE

                                      (In thousands except per share data)



                                                              26 WEEKS ENDED                   13   WEEKS ENDED
                                                       ---------------------------        --------------------------
                                                         June 28,       June 29,           June 28,       June 29,
                                                           2003           2002               2003           2002
                                                       -----------     -----------        -----------    -----------
  EARNINGS PER SHARE

  Net Income Applicable
       to Common Stockholders                          $ 5,182,000     $ 4,816,000        $ 3,541,000    $ 2,960,000
                                                       ===========     ===========        ===========    ===========


  BASIC EARNINGS PER SHARE

  Weighted Average Number of
      Common Shares Outstanding                          9,125,000       9,100,000          9,130,000      9,100,000
                                                        ==========     ===========        ===========    ===========


  Basic Earnings Per Share                                   $0.57           $0.53              $0.39          $0.33
                                                        ==========     ===========        ===========    ===========


  DILUTED EARNINGS PER SHARE

  Weighted Average Number of
      Common Shares Outstanding                          9,125,000       9,100,000          9,130,000      9,100,000

  Assuming Conversion of
       Outstanding Stock Options                         1,107,000       1,140,000          1,107,000      1,140,000

  Less Assumed Repurchase
       of Common Stock Pursuant
       to the Treasury Stock Method                       (604,000)       (580,000)          (604,000)      (580,000)
                                                        ----------     -----------        -----------    -----------
  Weighted Average Number of
      Common Shares Outstanding
      As Adjusted                                        9,628,000       9,660,000          9,633,000      9,660,000
                                                        ==========     ===========        ===========    ===========


  Diluted Earnings Per Share                                 $0.54           $0.50              $0.37          $0.31
                                                        ==========     ===========        ===========    ===========














                                              15

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

     4. Cache's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to Cache, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period which this quarterly report is being prepared;
        b. evaluated the effectiveness of Cache's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


                 August 12, 2003              By: /s/  Brian Woolf
                                              -----------------------------
                                                       Brian Woolf
                                                       Chairman and Chief
                                                       Executive Officer
                                                      (Principal Executive
                                                       Officer)

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

     4. Cache's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to Cache, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period which this quarterly report is being prepared;
         b. evaluated the effectiveness of Cache's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


                 August 12, 2003              By: /s/ Thomas E. Reinckens
                                              ------------------------------
                                                      Thomas E. Reinckens
                                                      President and Chief
                                                      Operating Officer
                                                     (Principal Financial and
                                                      Accounting Officer)

                                 EXHIBIT 99.3
                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to and solely for the purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in the capacity and on the date indicated below that:

     1. The Quarterly Report of Cache, Inc. on Form 10-Q for the period ending June 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of
         Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Cache, Inc.




           August 12, 2003                      BY: /s/ Brian Woolf
                                                    ------------------------
                                                        Brian Woolf
                                                        Chairman and Chief
                                                        Executive Officer
                                                       (Principal Executive
                                                        Officer)





           August 12, 2003                      BY: /s/ Thomas E. Reinckens
                                                    ------------------------
                                                        Thomas E. Reinckens
                                                        President and Chief
                                                        Operating Officer
                                                       (Principal Financial
                                                        and Accounting
                                                        Officer)