Form 10-Q
period 2003-09-27
CACHE INC
filed 2003-11-07
CIK 350199

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q
                                 (Mark One)

           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For quarterly period ended September 27, 2003
                                     OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from......to........
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


        ---------------------------------------------------------
        (Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  [X]           NO [ ]

As of December 31, 2002, the aggregate market value of the voting stock held by non-affiliated of the registrant (based on the closing price in NASDAQ National Market) was approximately $41.2 million.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act 12b-2).

                         YES [ ]          NO [X]

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.01                            9,981,150
  --------------------------                 -------------------------------
  Class of Stock Outstanding                 Outstanding at November 4, 2003

                           CACHE, INC. AND SUBSIDIARIES

                                      INDEX



                                                                      PAGE

CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS,
     SEPTEMBER 27, 2003,  DECEMBER 28, 2002
     AND SEPTEMBER 28, 2002                                              3

INCOME STATEMENTS
    THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003
        AND SEPTEMBER 28, 2002                                           4
    THIRTEEN WEEKS ENDED SEPTEMBER 27, 2003
        AND SEPTEMBER  28, 2002                                          5

STATEMENTS OF CASH FLOWS
     THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003
        AND SEPTEMBER 28, 2002                                           6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  7-10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                          10-13

QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK                                               14

CONTROLS AND PROCEDURES                                                 14

OTHER INFORMATION:
     EXHIBIT INDEX AND REPORTS ON FORM 8-K                           15-17


     CERTIFICATIONS                                                  18-20



                                          CACHE, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)


 <s>                                                                    September 27,        December 28,       September 28,
  ASSETS                                                                     2003                2002                2002
                                                                        -------------       -------------       -------------
  Current Assets:                                                      <c>                 <c>                 <c>

          Cash and equivalents                                          $  28,130,000       $  10,287,000       $  17,184,000
          Marketable securities                                                 ---            14,392,000               ---
          Receivables, net                                                  3,716,000           2,677,000           2,857,000
          Notes receivable from related parties                                 ---               321,000             321,000
          Inventories, net                                                 27,250,000          22,065,000          24,653,000
          Prepaid income taxes and other tax assets                         3,974,000             271,000             593,000
          Prepaid expenses                                                    182,000           1,020,000             510,000
                                                                        -------------       -------------       -------------
                Total current assets                                       63,252,000          51,033,000          46,118,000


  Equipment and leasehold improvements, net                                23,099,000          18,553,000          18,630,000

  Other assets                                                                872,000             817,000             819,000
  Deferred income taxes, net                                                    ---               349,000             525,000
                                                                        -------------       -------------       -------------

                Total  assets                                           $  87,223,000       $  70,752,000       $  66,092,000
                                                                        =============       =============       =============


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
          Accounts payable                                              $  16,234,000       $  11,988,000       $  12,989,000
          Accrued compensation                                              2,250,000           3,629,000           1,707,000
          Accrued liabilities                                               7,908,000           8,762,000           9,050,000
                                                                        -------------       -------------       -------------
                Total current liabilities                                  26,392,000          24,379,000          23,746,000
                                                                        -------------       -------------       -------------


  Other liabilities                                                         1,077,000           1,081,000           1,076,000
  Deferred income taxes, net                                                   85,000               ---                 ---

  Commitments and contingencies


  STOCKHOLDERS' EQUITY

         Common stock, par value $.01; authorized, 20,000,000 shares;
           issued and outstanding 9,100,150 shares at December 28, 2002 and September 28, 2002 and 9,949,650 shares
           at September 27, 2003                                               99,000              91,000              91,000
         Additional paid-in capital                                        28,182,000          19,609,000          19,609,000
         Retained earnings                                                 31,388,000          25,592,000          21,570,000
                                                                        -------------       -------------       -------------
                Total stockholders' equity                                 59,669,000          45,292,000          41,270,000
                                                                        -------------       -------------       -------------

                Total liabilities and stockholders' equity              $  87,223,000       $  70,752,000       $  66,092,000
                                                                        =============       =============       =============




  The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


                                                CACHE, INC. AND SUBSIDIARIES
                                               CONSOLIDATED INCOME STATEMENTS
                                              FOR THE THIRTY-NINE WEEKS ENDED
                                                          (Unaudited)


                                                                        September 27,       September 28,
                                                                            2003                2002
 <s>                                                                    -------------       -------------
  Net sales                                                             $ 151,006,000       $ 140,926,000

  Cost of sales, including occupancy and buying costs                      86,092,000          82,660,000
                                                                        -------------       -------------

  Gross profit                                                             64,914,000          58,266,000
                                                                        -------------       -------------

  Expenses:
      Store operating expenses                                             45,817,000          41,469,000
      General and administrative expenses                                   9,913,000           9,245,000
                                                                        -------------       -------------
         Total expenses                                                    55,730,000          50,714,000
                                                                        -------------       -------------

  Operating income                                                          9,184,000           7,552,000

  Other income :
     Interest income, net                                                     192,000             195,000
     Other income, net                                                         14,000               ---
                                                                        -------------       -------------

  Income before income taxes                                                9,390,000           7,747,000

  Income tax provision                                                      3,594,000           2,828,000
                                                                        -------------       -------------


  Net income                                                            $   5,796,000       $   4,919,000
                                                                        =============       =============




  Basic earnings per share                                                      $0.62               $0.54
                                                                        =============       =============

  Diluted earnings per share                                                    $0.60               $0.51
                                                                        =============       =============




  Basic weighted average shares outstanding                                 9,348,000           9,100,000
                                                                        =============       =============

  Diluted weighted average shares outstanding                               9,633,000           9,623,000
                                                                        =============       =============





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                             CACHE, INC. AND SUBSIDIARIES
                                            CONSOLIDATED INCOME STATEMENTS
                                             FOR THE THIRTEEN WEEKS ENDED
                                                      (Unaudited)


                                                                        September 27,       September 28,
                                                                            2003                2002
 <s>                                                                    -------------       -------------
  Net sales                                                             $  47,164,000       $  41,989,000

  Cost of sales, including occupancy and buying costs                      27,065,000          25,202,000
                                                                        -------------       -------------

  Gross profit                                                             20,099,000          16,787,000
                                                                        -------------       -------------

  Expenses:
      Store operating expenses                                             15,452,000          14,043,000
      General and administrative expenses                                   3,711,000           2,650,000
                                                                        -------------       -------------
         Total expenses                                                    19,163,000          16,693,000
                                                                        -------------       -------------

  Operating income                                                            936,000              94,000

  Other income:
     Interest income, net                                                      48,000              68,000
     Other income, net                                                         14,000              ---
                                                                        -------------       -------------

  Income before income taxes                                                  998,000             162,000

  Income tax provision                                                        384,000              59,000
                                                                        -------------       -------------


  Net income                                                            $     614,000       $     103,000
                                                                        =============       =============




  Basic earnings per share                                                      $0.06               $0.01
                                                                        =============       =============

  Diluted earnings per share                                                    $0.06               $0.01
                                                                        =============       =============




  Basic weighted average shares outstanding                                 9,794,000           9,100,000
                                                                        =============       =============

  Diluted weighted average shares outstanding                              10,080,000           9,623,000
                                                                        =============       =============





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                        CACHE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE THIRTY-NINE WEEKS ENDED
                                                 (Unaudited)
                                                                              September 27,       September 28,
                                                                                  2003                2002
 <s>                                                                          -------------       -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:                                      <c>                 <c>
  -------------------------------------

  Net income                                                                  $   5,796,000       $   4,919,000
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                             4,046,000           3,556,000
        Tax benefit from stock options exercised                                  2,713,000                ---
        Reversal of future rent escalations                                         (22,000)            (95,000)

        Change in assets and liabilities:
        ---------------------------------
        (Increase) decrease in receivables                                       (1,039,000)          1,461,000
        Decrease in notes receivable from related parties                           321,000              50,000
        Increase in inventories                                                  (5,185,000)         (2,892,000)
        (Increase) decrease in prepaid income taxes and other tax assets         (3,269,000)             23,000
        Decrease in prepaid expenses                                                838,000             202,000
        Increase in accounts payable                                              4,246,000           1,900,000
        (Decrease) increase in accrued liabilities and accrued compensation      (2,348,000)            788,000
                                                                              -------------       -------------

  Net cash provided by operating activities                                       6,097,000           9,912,000
                                                                              -------------       -------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  -------------------------------------

  Maturities of marketable securities                                            14,392,000                ---
  Additions to equipment and leasehold improvements                              (8,459,000)         (4,880,000)
                                                                              -------------       -------------

  Net cash provided by (used in) investing activities                             5,933,000          (4,880,000)
                                                                              -------------       -------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  -------------------------------------

     Proceeds from the issuance of common stock                                   5,868,000              45,000
     Other, net                                                                     (55,000)              6,000
                                                                              -------------       -------------

  Net cash provided by financing activities                                       5,813,000              51,000
                                                                              -------------       -------------

  Net increase in cash and cash equivalents                                      17,843,000           5,083,000
  Cash and equivalents, at beginning of period                                   10,287,000          12,101,000
                                                                              -------------       -------------
  Cash and equivalents, at end of period                                      $  28,130,000       $  17,184,000
                                                                              =============       =============




  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                    CACHE, INC.
               CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring, to present fairly the financial position of the Company at September 27, 2003 (Fiscal 2003), September 28, 2002 (Fiscal 2002) and December 28, 2002 (Fiscal 2002), and the results of operations for the 39 and 13 week periods ended September 27, 2003 and September 28, 2002 and consolidated statements of cash flows for the 39 weeks then ended.

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


2.  BASIC AND DILUTED EARNINGS

    Basic and diluted earnings per share has been computed based on the weighted average number of shares of common stock outstanding for the 39 and 13 week periods ended September 27, 2003 and September 28, 2002.

    The approximate number of shares used in the computations of diluted earnings per share were 9,633,000 and 9,623,000, respectively for the 39 week period and 10,080,000 and 9,623,000 respectively, for the 13 week comparable period ended September 27, 2003 and September 28, 2002.

    The approximate number of shares used in the computations of basic earnings per share were 9,348,000 and 9,100,000, respectively for the 39 week comparable periods, and 9,794,000 and 9,100,000, respectively for the 13 week comparable periods ended September 27, 2003 and September 28, 2002.

    The Company accounts for options granted under the 2000 Stock Option Plan and 1994 Stock Option Plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" under which no compensation cost has been recognized for stock option awards granted at fair market value. Had compensation expense for the Plan been determined based on the fair value at the grant dates for awards under the Plan, consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the Company's net earnings, basic EPS and diluted EPS would have been reduced to the pro forma amounts listed below:

                                 39 Weeks Ended              13 Weeks Ended
                            ------------------------     ---------------------
                             Sept. 27,     Sept. 28,     Sept. 27,   Sept. 28,
                               2003          2002          2003        2002
                            -----------  -----------    ----------  ----------

Net income  - as reported   $ 5,796,000  $ 4,919,000    $  614,000  $  103,000
            - pro-forma     $ 5,497,000  $ 4,437,000    $  514,000  $ ( 58,000)

Basic EPS  - as reported    $      0.62  $      0.54    $     0.06  $     0.01
           - pro-forma      $      0.59  $      0.49    $     0.05  $   ( 0.01)

Diluted EPS  - as reported  $      0.60  $      0.51    $     0.06  $     0.01
             - pro-forma    $      0.57  $      0.46    $     0.05  $   ( 0.01)



3.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149 , "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, " Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement are effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The provisions of the Statement related to Statement 133 implementation issues that have been effective for fiscal quarters that begin prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have a significant effect on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this Statement are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." The FASB believes that if a business enterprise has a controlling interest in a variable interest entity, the assets, liabilities and results of the variable interest entity should be included in the consolidated financial statements with those of the business enterprise. The Interpretation applies immediately to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003. The adoption of FASB Interpretation No. 46 had no impact on the Company's financial statements.

EITF Issue No. 02-16 "Accounting by Customer (including a Reseller) for Certain Consideration Received from a Vendor" is effective for fiscal periods beginning after December 15, 2002. This release addresses how a reseller of a vendor's products should account for cash consideration received from a vendor, and provides that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor's products or services, and should, therefore be characterized as a reduction of cost of goods sold when recognized in the customer's income statement. However, the presumption is overcome when the consideration is either a payment for assets or services delivered to the vendor, or a reimbursement of costs incurred by the customer to sell the vendor's products. The adoption of EITF 02-16 did not have a significant effect on the Company's financial statements.

4.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                      Sept. 27,      Dec. 28,     Sept. 28,
                                        2003           2002         2002
                                     -----------   -----------   -----------

Leasehold improvements               $25,210,000   $21,803,000   $22,939,000
Furniture, fixtures and equipment     34,365,000    29,463,000    28,816,000
                                     -----------   -----------   -----------
                                      59,575,000    51,266,000    51,755,000

Less: accumulated depreciation
   and amortization                   36,476,000    32,713,000    33,125,000
                                     -----------   -----------   -----------

                                     $23,099,000   $18,553,000   $18,630,000
                                     ===========   ===========   ===========


5.  ACCRUED LIABILITIES

                                      Sept. 27,      Dec. 28,      Sept. 28,
                                        2003           2002          2002
                                     -----------   -----------   -----------

Operating Expenses                   $ 2,273,000   $ 2,092,000   $ 2,368,000
Taxes, other than income taxes         1,566,000   $ 2,074,000     1,333,000
Group insurance                          646,000       841,000       836,000
Sales return reserve                     542,000       746,000       965,000
Leasehold additions                      432,000       299,000     1,431,000
Other customer deposits                2,449,000     2,710,000     2,117,000
                                     -----------   -----------   -----------
                                     $ 7,908,000   $ 8,762,000   $ 9,050,000
                                     ===========   ===========   ===========

6.  BANK DEBT

During November 2002, the Company reached an agreement with its bank to extend the maturity of the Amended Revolving Credit Facility until November 30, 2005. Pursuant to the newly Amended Revolving Credit Facility, $15,000,000 is available until expiration at November 30, 2005. The amounts outstanding thereunder bear interest at a maximum per annum rate up to the bank's prime rate. The agreement contains selected financial and other covenants. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. The Company has, at all times, been in compliance with all loan covenants.

There have been no borrowings against the line of credit during fiscal 2002 and 2003. There were outstanding letters of credit of $1,984,000, $487,000 and $1,214,000, pursuant to the Revolving Credit Facility at September 27, 2003, December 28, 2002 and September 28, 2002, respectively.

6.  INCOME TAXES

The estimated annual effective tax rates for fiscal 2003 and fiscal 2002 were 38.3% and 36.5%, respectively, including state and local income taxes.


7.  CONTINGENCIES

The Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect upon our financial position and results of operations.




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

RESULTS OF OPERATIONS
---------------------

The following table sets forth our results of operations for the 39 and 13 week periods ended September 27, 2003 and September 28, 2002, expressed as a percentage of net sales.

                                       39  Weeks Ended       13  Weeks Ended
                                     --------------------   --------------------
                                     Sept. 27,  Sept. 28,   Sept. 27,  Sept. 28,
                                       2003       2002        2003       2002
                                     ---------  ---------   ---------  ---------
Sales                                  100.0%    100.0%      100.0%      100.0%
Cost of sales                           57.0%     58.7%       57.4%       60.0%
Gross profit                            43.0%     41.3%       42.6%       40.0%
Store operating expenses                30.3%     29.4%       32.8%       33.4%
General and administrative expenses      6.6%      6.6%        7.9%        6.3%
Operating income                         6.1%      5.4%        2.0%        0.2%
Other income                             0.1%      0.1%        0.1%        0.2%
Income before income taxes               6.2%      5.5%        2.1%        0.4%
Income tax provision                     2.4%      2.0%        0.8%        0.1%
Net income                               3.8%      3.5%        1.3%        0.2%



Net sales
---------

Net sales increased to $151.0 million from $140.9 million, an increase of $10.1 million, or 7.2%, over the same 39 week period last year. This reflects $3.6 million additional net sales as a result of a 3% increase in comparable store sales. Net sales increased $6.5 million as a result of additional net sales from non-comparable stores.

Net sales increased to $47.2 million from $42.0 million, an increase of $5.2 million, or 12.3%, over the same 13 week period last year. This increase reflects $3.0 million of additional net sales as a result of a 7% increase in comparable store sales. Net sales increased $2.1 million as a result of additional net sales from non-comparable stores.


Gross profit
------------

Gross profit increased to $64.9 million from $58.3 million, an increase of $6.6 million, or 11.4%, over the same 39 week period last year. This increase was the combined result of higher net sales and increased gross profit margins. As a percentage of net sales, gross profit increased to 43.0% from 41.3%. This increase as a percentage of net sales was primarily due to higher initial markups on inventory purchases. We expect the improvement created by higher initial markups to continue to benefit results in the remainder of fiscal 2003.

Gross profit increased to $20.1 million from $16.8 million, an increase of $3.3 million, or 19.7%, over the same 13 week period last year. This increase was the combined result of higher net sales and increased gross margins. As a percentage of net sales, gross profit, increased to 42.6% from 40.0%. The improvement in gross profit for the 13 week period reflects the same positive conditions as stated above for the 39 week period.

Store operating expenses
------------------------

Store operating expenses increased to $45.8 million from $41.5 million, an increase of $4.3 million or 10.5%, over the same 39 week period last year. This increase was primarily attributable to the increase in the total number of stores open, as well as an increase in marketing and advertising expenses, as compared to last year. As a percentage of net sales, store operating expenses increased to 30.3% from 29.4%, primarily due to higher marketing and advertising expenses and the increase in the number of new stores opened in the last year.

Store operating expenses increased to $15.4 million from $14.0 million, an increase of $1.4 million, or 10.0%, over the same 13 week period last year. This increase was attributable to the increase in total stores open, and was partially offset by lower marketing and advertising expenses during the current quarter. As a percentage of net sales, store operating expenses decreased to 32.8% from 33.4%, partially due to the reduction in advertising expense during the current quarter.


General and administrative expenses
-----------------------------------

General and administrative expenses increased to $9.9 million from $9.2 million, an increase of $668,000, or 7.2% over the same 39 week period last year, primarily due to higher corporate-level payroll and employee-related costs. As a percentage of net sales, general and administrative expenses remained unchanged at 6.6%.

General and administrative expenses increased to $3.7 million from $2.7 million, an increase of $1.1 million or 40.0%, as compared to the same 13 week period last year. As a percentage of net sales, general and administrative expenses increased to 7.9% from 6.3%, primarily due to higher corporate-level payroll and employee-related costs.


Other income
------------

Other income increased to $206,000 from $195,000 in the same 39 week period last year, primarily attributable to higher average cash balances, partially offset by lower interest rates.

Other income decreased to $62,000 from $68,000 in the same 13 week period last year, due to a reduction in interest rates in 2003.

Income taxes
------------

Income taxes increased to $3.6 million from $2.8 million, an increase of $766,000 or 27.1% over the same 39 week period last year. This increase was primarily attributable to higher taxable income, as well as an increase in our effective tax rate from 36.5% in fiscal 2002 to 38.3% in fiscal 2003. The increase in our effective tax rate is primarily due to a change in the mix of income subject to tax in the various states in which we do business.

Income taxes increased to $384,000 from $59,000, an increase of $325,000 over the same 13 week period last year.


Net income
----------

As a result of the foregoing, net income increased to $5.8 million from $4.9 million, an increase of $877,000 or 17.8% over the same 39 week period last year. Net income increased to $614,000 from $103,000, an increase of $511,000 over the same 13 week period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our cash requirements are primarily for the construction of new stores and inventory purchases for these stores, as well as the remodeling of existing stores. We have historically satisfied our cash requirements principally through cash flow from operations. As of September 27, 2003, the Company had working capital of $36.9 million, which included cash and marketable securities of $28.1 million.

During the 39 weeks ended September 27, 2003, net cash provided by operations was $6.1 million, generated by net income, depreciation of $4.0 million, the income tax benefit from stock option exercises of $2.7 million and an increase in accounts payable of $4.2 million offset in part by a decrease in accrued expenses of $2.3 million, an increase in inventories of $5.2 million, an increase in prepaid income taxes of $3.4 million and an increase in accounts receivable of $1.0 million.

Cash provided by investing activities was $5.9 million for the 39 week period ended September 27, 2003. Matured investments generated $14.4 million of cash flow. Funds used for equipment and leasehold improvements in new and remodeled stores totaled $8.5 million. Our capital requirements depend primarily on the number of new stores we open, the number of stores we remodel and the timing of these expenditures. Projected capital expenditures for fiscal 2003 to fund new store openings and remodeling will be approximately $11 million.

Based on our experience with new store openings, we estimate that the average net investment to open new stores is approximately $175,000 to $225,000, which includes new store opening expenses and initial inventory, net of landlord contributions and payables.

We plan to open approximately 24 new stores during fiscal 2003. As of September 27, 2003, we have opened 13 new stores. We anticipate opening approximately 11 new stores during the fourth quarter of 2003. We have renovated 16 existing stores through the end of the third quarter. After deducting construction allowances paid to the Company by its landlords, we spent $8.5 million through September 27, 2003 and expect to spend an additional two to three million dollars in 2003, for both new store and existing store construction and remodeling.

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

Seasonality
-----------

The Company experiences seasonal and quarterly fluctuations in net sales and operating income. Quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, fashion trends and shifts in timing of certain holidays. The Company's business is subject to seasonal influences, characterized by highest sales during the fourth quarter (October, November and December) and lowest sales during the third quarter (July, August and September).


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the following types of market risk-fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to the Company's inventory turn rate and its historical ability to pass through the impact of any generalized changes in its cost of goods sold to its customers through pricing adjustments, commodity and other product risks are not expected to be material. The Company purchases substantially all its merchandise in U.S. dollars.

The Company's exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of September 27, 2003, the Company's cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate, U.S. treasury instruments and tax exempt municipal bonds rated AA or better, which bear interest at a fixed rate. Due to the average maturity and the conservative nature of the Company's investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.


ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. As of the end of the period covered by this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no changes in the internal controls over financial reporting during the period ended September 27, 2003 that have been materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                         PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(c)    Exhibits.
            11.1 Calculation of Basic and Diluted Earnings per Common Share.

            99.1 Certification Pursuant to 18 U.S.C. Section 1350


(d)  Reports on Form 8-K

1.3 Form 8-K, filed October 21, 2003 - reporting pursuant to Item 5 of such Form, the operating results for the thirty-nine and thirteen week periods ended September 27, 2003.

                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                               CACHE, INC.
                              (Registrant)





               November 7, 2003            BY: /s/  Brian Woolf
                                           -------------------------------
                                                    Brian Woolf
                                                    Chairman and Chief
                                                    Executive Officer
                                                   (Principal Executive
                                                    Officer)





               November 7, 2003            BY: /s/  Thomas E. Reinckens
                                           -------------------------------
                                                    Thomas E. Reinckens
                                                    President and Chief
                                                    Operating Officer
                                                   (Principal Financial
                                                    and Accounting Officer)

                                             EXHIBIT 11.1
                  CALCULATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE




                                                      39  WEEKS ENDED                            13 WEEKS ENDED
                                                ----------------------------          ------------------------------
                                                  Sept.27,         Sept. 28,             Sept. 27,          Sept. 28,
                                                    2003            2002                   2003                2002
                                                -----------      -----------           -----------        -----------
EARNINGS PER SHARE

Net Income Applicable to
 Common Stockholders                            $ 5,796,000      $ 4,919,000           $   614,000        $   103,000
                                                ===========      ===========           ===========        ===========


BASIC  EARNINGS PER SHARE

Weighted Average Number of Common
Shares Outstanding                                9,348,000        9,100,000             9,794,000          9,100,000
                                                ===========      ===========           ===========        ===========


Basic Earnings Per Share                              $0.62            $0.54                 $0.06              $0.01
                                                ===========      ===========           ===========        ===========




DILUTED EARNINGS PER SHARE

Weighted Average Number of
   Common Shares Outstanding                      9,348,000        9,100,000             9,794,000          9,100,000

Assuming Conversion of
   Outstanding Stock Options                        590,000        1,140,000               590,000          1,140,000

Less Assumed Repurchase
   of Common Stock Pursuant
   to the Treasury Stock Method                    (305,000)        (617,000)             (304,000)          (617,000)
                                                -----------      -----------           -----------        -----------


Weighted Average Number of
   Common Shares Outstanding                      9,633,000        9,623,000            10,080,000          9,623,000
                                                ===========      ===========           ===========        ===========


Diluted Earnings Per Share                            $0.60            $0.51                 $0.06              $0.01
                                                ===========      ===========           ===========        ===========








                              EXHIBIT 99.1
                             CERTIFICATION

I, Brian Woolf, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cache, Inc. (Cache)

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Cache as of, and for, the periods presented in this report;

     4. Cache's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Cache and have:

            a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Cache, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period which this report is being prepared;
            b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
            c) Evaluated the effectiveness of Cache's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
            d) Disclosed in this report any change in Cache's internal control over financial reporting that occurred during Cache's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect Cache's internal control over financial reporting; and

     5. Cache's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting to Cache's auditors and the audit committee of Cache's Board of Directors;

            a) All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Cache's ability to record, process, summarize and report financial information; and
            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Cache's internal control over financial reporting.


                    November 7, 2003       By:  /s/  Brian Woolf
                                           ----------------------------------
                                                     Brian Woolf
                                                     Chairman and Chief
                                                     Executive Officer
                                                    (Principal Executive
                                                     Officer)

                               EXHIBIT 99.2
                              CERTIFICATION

I, Thomas E. Reinckens, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cache, Inc. (Cache)

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Cache as of, and for, the periods presented in this report;

     4. Cache's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Cache and have:

            a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Cache, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period which this report is being prepared;
            b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
            c) Evaluated the effectiveness of Cache's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
            d) Disclosed in this report any change in Cache's internal control over financial reporting that occurred during Cache's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect Cache's internal control over financial reporting; and

     5. Cache's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting to Cache's auditors and the audit committee of Cache's Board of Directors;

            a) All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Cache's ability to record, process, summarize and report financial information; and
            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Cache's internal control over financial reporting.


                    November 7, 2003       By:  /s/  Thomas E. Reinckens
                                           ----------------------------------
                                                     Thomas E. Reinckens
                                                     President and Chief
                                                     Operating Officer
                                                    (Principal Financial and
                                                     Accounting Officer)

                                EXHIBIT 99.3
                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to and solely for the purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in the capacity and on the date indicated below that:

     1. The Quarterly Report of Cache, Inc. on Form 10-Q for the period ending September 27, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Cache, Inc.




         November 7, 2003                   BY: /s/ Brian Woolf
                                            --------------------------------
                                                    Brian Woolf
                                                    Chairman and Chief
                                                    Executive Officer
                                                   (Principal Executive
                                                    Officer)





         November 7, 2003                  BY: /s/ Thomas E. Reinckens
                                           ---------------------------------
                                                   Thomas E. Reinckens
                                                   President and Chief
                                                   Operating Officer
                                                  (Principal Financial
                                                   and Accounting
                                                   Officer)