Form 10-Q/A
period 2003-09-27
CACHE INC
filed 2003-12-22
CIK 350199

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-Q/A
                                  (Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended September 27, 2003
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from______to______
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


 (Former name, address and former fiscal year, if changed since last report)
 ---------------------------------------------------------------------------

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

                         YES  [ ]           NO [X]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.01                        9,981,150
  --------------------------           --------------------------------
  Class of Stock Outstanding           Outstanding at December 22, 2003

EXPANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 27, 2003 is being filed solely to amend the Exhibit listing in Item 6 and to renumber former exhibits 99.1, 99.2 and 99.3 as exhibits 31.1, 31.2 and 32.1, respectively. No other revisions were made to such exhibits and no revisions have been made to the Registrant's financial statements or any other disclosure contained in such quarterly report.



                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.
          11.1  Calculation of Basic and Diluted Earnings per Common Share. *

          31.1  Section 302 Certification of the Chief Executive Officer

          31.2 Section 302 Certification of the Principal Financial and Accounting Officer

          32.1  Certification Pursuant to 18 U.S.C. Section 1350


     *  - previously filed


(b)  Reports on Form 8-K

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


                                CACHE, INC.
                               (Registrant)






           December 22, 2003                  BY: /s/  Brian Woolf
                                              -------------------------------
                                                       Brian Woolf
                                                       Chairman and Chief
                                                       Executive Officer
                                                       (Principal Executive
                                                        Officer)





           December 22, 2003                  BY: /s/ Thomas E. Reinckens
                                              -------------------------------
                                                      Thomas E. Reinckens
                                                      President and Chief
                                                      Operating Officer
                                                      (Principal Financial
                                                       and Accounting Officer)

                                 EXHIBIT 31.1
         SECTION  302 CERTIFICATION  OF THE CHIEF EXECUTIVE OFFICER
         ----------------------------------------------------------

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


              November 7, 2003                By: /s/ Brian Woolf
                                              --------------------------------
                                                      Brian Woolf
                                                      Chairman and Chief
                                                      Executive Officer
                                                      (Principal Executive
                                                       Officer)

                                  EXHIBIT 31.2
 SECTION  302 CERTIFICATION  OF THE PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
 -----------------------------------------------------------------------------

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

     4. Cache's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Cache and have:

           a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Cache, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period which this report is being prepared;
           b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
           c. Evaluated the effectiveness of Cache's disclosure controls and procedures and presented in the report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
           d. Disclosed in this report any change in Cache's internal control over financial reporting that occurred during Cache's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect Cache's internal control over financial reporting; and

     5. Cache's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting to Cache's auditors and the audit committee of Cache's Board of Directors;

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

              November 7, 2003                By: /s/ Thomas E. Reinckens
                                                  ----------------------------
                                                      Thomas  E. Reinckens
                                                      Presidentand Chief
                                                      Operating Officer
                                                      (Principal Financial
                                                       and Accounting Officer)

                                  EXHIBIT 32.1
                           CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


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