Form 10-K
period 2003-12-27
CACHE INC
filed 2004-03-24
CIK 350199

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K


(MARK ONE)
[X ] 	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
	FOR THE FISCAL YEAR ENDED DECEMBER 27, 2003
				OR
[   ] 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
	THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)


                        Commission file number 0-10345

                                 CACHE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Florida                            59-1588181
    -------------------------------      ---------------------------------
    (State or other jurisdiction of      (IRS Employer Identification No.)
    incorporation or organization)

            1440 Broadway, New York, New York              10018
         ----------------------------------------        ----------
         (Address of principal executive offices)        (Zip Code)

     Registrant's telephone number, including area code:   (212) 575-3200
       Securities registered pursuant to Section 12(b) of the Act: none
          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.01 par value
                          ---------------------------
                               (Title of Class)
                               ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.	Yes [X] 	No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of June 27, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price in the NASDAQ National Market) was approximately $55.8 million.

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2)	Yes [ ]		No [X]

As of February 29, 2004, 10,416,150 common shares were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Certain information included in the Registrant's Proxy Statement to be filed in connection with its 2004 Annual Meeting of Stockholders has been incorporated by reference into Part III (Items 10, 11, 12, 13, 14 and 15) of this report on Form 10-K.

                                 CACHE, INC.
                           FORM 10-K ANNUAL REPORT
                              DECEMBER 27, 2003
                              TABLE OF CONTENTS


ITEM NO.                                                              PAGE
--------                                                              ----

                                  PART I

1.   Business                                                          1
2.   Properties                                                        11
3.   Legal Proceedings                                                 11
4.   Submission of Matters to a Vote of Security Holders               12



                                  PART II

5.   Market for the Registrant's Common Stock and Related
     Stockholder Matters                                               13
6.   Selected Financial Data                                           14
7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               16
7A.  Quantitative and Qualitative Disclosures About Market Risk        22
8.   Financial Statements and Supplementary Data                       24
9.   Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure                                          24
9A   Controls and Procedures                                           25


                                  PART III

10.  Directors and Executive Officers of the Registrant                25
11.  Executive Compensation                                            25
12.  Security Ownership of Certain Beneficial Owners and Management    25
13.  Certain Relationships and Related Transactions                    25
14   Principal Accountant Fees and Services                            25
15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K   26

                                  PART I

ITEM 1.   BUSINESS

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

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

GENERAL

     We are a specialty retailer of social occasion sportswear and dresses targeting style-conscious women. We own and operate two separate store concepts, Cache and Lillie Rubin, each of which carries its own distinctive branded merchandise. Cache targets women between the ages of 25 and 45 while Lillie Rubin stores offer a more sophisticated line of social occasion apparel targeting women between the ages of 35 and 55.

     Both store concepts focus on social occasion dressing designed for contemporary women. Our Cache and Lillie Rubin lines extend from elegant eveningwear to our distinctive day-into-evening sportswear, which encompasses a variety of tops, bottoms and dresses versatile enough to be worn during the day or evening. We operate 227 Cache and 28 Lillie Rubin stores (as of December 27, 2003) primarily situated in central locations in high traffic, upscale malls throughout the United States.

Merchandising

     Our merchandising focuses on providing a selection of sportswear and dresses extending from elegant eveningwear to day-into-evening sportswear. As a result of our short lead time of four weeks to 12 weeks, we are able to employ a constant process of test-and-ordering that allows us to restock popular items during the same season. We also maintain a key item strategy, providing some popular and core items for longer periods to meet ongoing customer demand. New merchandise typically arrives on a weekly basis at each of our stores, giving our customers a reason to visit our stores frequently. We introduce new floor sets into each of our stores approximately every six weeks. These new floor sets allow exciting changes in visual merchandising within both our stores and our window presentations.

Merchandise

     We design and market three general categories of merchandise:

        Sportswear. Sportswear consists of related tops and bottoms, versatile enough to be worn during the day or out for evening affairs.

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

     Cache. Cache's average price points for sportswear range from $60 to $300, dresses range from $125 to $450 and accessories range from $30 to $150. The following table indicates the percentage of Cache's net sales by merchandise category for each of the last three fiscal years:

                                            52 Weeks Ended
                             --------------------------------------------
                             December 29,    December 28,    December 27,
                                 2001            2002            2003
                             ------------    ------------    ------------
        Sportswear               67.0%           64.3%           67.3%
        Dresses                  24.7            27.5            24.3
        Accessories               8.3             8.2             8.4
                             ------------    ------------    ------------
        Total                   100.0%          100.0%          100.0%
                             ============    ============    ============


     Lillie Rubin. Price points at Lillie Rubin are approximately 25% to 30% higher than at Cache. The following table indicates the percentage of Lillie Rubin's net sales by merchandise category for each of the last three fiscal years:

                                            52 Weeks Ended
                             --------------------------------------------
                             December 29,    December 28,    December 27,
                                 2001            2002            2003
                             ------------    ------------    ------------
        Sportswear               39.9%           44.9%           49.7%
        Dresses                  51.6            47.1            44.9
        Accessories               8.5             8.0             5.4
                             ------------    ------------    ------------
        Total                   100.0%          100.0%          100.0%
                             ============    ============    ============

     The percentage of sales represented by dresses is typically higher in the first half of the year for both Cache and Lillie Rubin due to buying for the Easter, wedding and prom seasons. The percentage of Lillie Rubin sales represented by sportswear is expected to increase again in fiscal 2004 as a result of the introduction in fall 2003 of an updated day-into-evening sportswear collection in all of our Lillie Rubin stores.

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

     In addition, in January 2004, we hired a new designer for the Lillie Rubin brand. This new resource, we believe, will enhance the Lillie Rubin merchandise assortment and complement the Cache designer already in place.


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

Sourcing and Distribution

     We employ a sourcing and distribution strategy that enhances our speed to market, allows us to respond quickly to fashion preferences and demand, and reduces inventory risk. We purchase the vast majority of our merchandise from domestic vendors. Sourcing from domestic vendors provides us with short lead times ranging from four to 12 weeks from order to shipment, compared with typically much longer periods for sourcing from foreign vendors. Our five largest vendors accounted for approximately 45% of our purchases in fiscal 2003, and our largest vendor accounted for 23% of our purchases during this period.

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

     We began to remodel existing stores using this new design during late fiscal 2001. We remodeled 15 Cache and two Lillie Rubin stores in fiscal 2003 and expect to remodel approximately 25 stores in fiscal 2004 and 30 stores in fiscal 2005, as leases come up for renewal. Most store remodels take from four to six weeks. During this period, we typically utilize temporary locations in the mall near the existing location so that customers can continue to shop for our merchandise.

Store Management and Training

     We organize our stores into regions and districts, which are overseen by three regional vice presidents and 25 district managers, with each of our district managers typically responsible for eight to 12 stores. We typically staff our stores with two opening employees, three mid-day employees and two closing employees.

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

Existing Store Locations

     As of December 27, 2003 we operated 255 stores located in 42 states and Puerto Rico. Of these 227 were Cache stores and 28 were Lillie Rubin stores. The following tables indicate our stores by location:

Cache stores:
     Alabama       5       Louisiana       4       Ohio            9
     Arizona       4       Maryland        5       Oklahoma        2
     Arkansas      1       Massachusetts   8       Oregon          2
     California    23      Michigan        6       Pennsylvania    7
     Colorado      2       Minnesota       1       Rhode Island    2
     Connecticut   4       Mississippi     1       South Carolina  3
     Delaware      1       Missouri        2       Tennessee       5
     Florida       31      Nebraska        1       Texas           18
     Georgia       8       Nevada          6       Utah            1
     Hawaii        2       New Hampshire   3       Vermont         1
     Illinois      8       New Jersey      11      Virginia        7
     Indiana       2       New Mexico      1       Washington      3
     Kansas        2       New York        11      West Virginia   1
     Kentucky      3       North Carolina  8       Wisconsin       1
                                                   Puerto Rico     1


Lillie Rubin stores:
     Alabama       1       Louisiana       1       Ohio            1
     Arizona       1       Michigan        1       Pennsylvania    2
     Colorado      1       Nevada          1       Tennessee       1
     Florida       8       New Jersey      1       Texas           4
     Georgia       2       North Carolina  1       Virginia        1
                                                   Washington      1

The following table indicates the number of stores opened and closed over the past five fiscal years:


                           Stores Opened     Stores Closed      Stores Open at
          Stores Open      During Fiscal     During Fiscal       End of Fiscal
<s>        Beginning           Year              Year               Year                      Total
Fiscal         of          ---------------------------------------------------                Square
 Year     Fiscal Year      Cache  L.R.(1)    Cache   L.R.        Cache   L.R.       Total     Footage
------    -----------      -----  -------    -----   ----        -----   ----       -----     --------
 1999         184           13      6          2      0           183     18          201      424,000
 2000         201            8      8          1      1           190     25          215      448,000
 2001         215            9      1          2      1           197     25          222      460,000
 2002         222           10      3          0      1           207     27          234      478,000
 2003         234           22      2          2      1           227     28          255      514,000

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

     During fiscal 2003, we opened 22 Cache stores and two Lillie Rubin stores and closed two Cache stores and one Lillie Rubin store. In fiscal 2004, we intend to open approximately 45 stores consisting of 35 Cache and ten Lillie Rubin stores. In fiscal 2005, we intend to open approximately 55 stores, consisting of 40 Cache and 15 Lillie Rubin stores. Currently 26 of our Lillie Rubin stores are located in malls that also contain Cache stores, and we intend to locate the substantial majority of our new Lillie Rubin stores in malls containing Cache stores.

Marketing and Promotion

     Historically, we conducted limited marketing and advertising, relying on our individual store displays, mall locations and word-of-mouth to attract customers. In early fiscal 2002 and all during fiscal 2003, we used a variety of media to promote our Cache brand and increase sales, consisting primarily of advertisements in magazines such as Harper's Bazaar, Lucky and Vogue. We also introduced outdoor advertising in selected markets on billboards and buses, including a large campaign in Grand Central Station in New York. We expect to continue to increase our Cache advertising and marketing expenditures. In fiscal 2003, we launched a first-time advertising and marketing campaign for the Lillie Rubin brand. These increased marketing efforts for both Cache and Lillie Rubin are intended to attract new customers and increase sales to existing customers.

     We use direct mail campaigns to both potential and existing Cache customers. Over the past several years, we have built a database of over 2.5 million preferred Cache customers from our point-of-sale information system and mail 10 to 12 promotions per year to our targeted customers. We have already rapidly expanded the Lillie Rubin Preferred Customer database over the past year. Our preferred customer tracking system enables us to identify and target specific merchandise promotions targeted at individual customers. We also send e-mail notices to customers and intend to increase our use of e-mail promotions in the future.

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

     We have operated a Cache website, www.cache.com, since August 1999. We continue to enhance features on this website, which allows customers to purchase merchandise online, view currently available styles and schedule private fittings of merchandise at any Cache store. We have seen a strong increase in sales at the website over the past two years, as website sales have increased from $537,000 in fiscal 2002 to $1.3 million in fiscal 2003.

Competition

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

Employees

     As of December 27, 2003, we had approximately 2,100 employees, of whom approximately 1,050 were full-time employees and 1,050 were part time employees. None of these employees is represented by a labor union. We consider our employee relations to be satisfactory.

Executive Officers, Directors and Key Employees

     The following table sets forth information concerning our executive officers, directors and key employees:

Name                              Age     Position
--------------------------------  ---     ----------------------------------

Executive Officers and Directors
Brian Woolf                       55      Chief Executive Officer and
                                            Chairman of the Board
Thomas E. Reinckens               50      President, Chief Operating
                                            Officer and Director
Arthur S. Mintz                   58      Director
Andrew M. Saul                    57      Director
Joseph E. Saul                    84      Director
Morton J. Schrader                72      Director
Catherine McNeal                  44      Executive Vice President, General
                                            Merchandise Manager, Cache
David Desjardins                  42      Executive Vice President, Director
                                            of Stores and Operations


Other Key Employees
Maria Comfort                     47      Vice President, General Merchandise
                                            Manager, Lillie Rubin
Victor Coster                     46      Treasurer and Secretary
Lisa Decker                       42      Vice President, Marketing
Margaret Feeney                   46      Vice President, Finance
Clifford Gray                     48      Vice President, Construction
Joanne Marselle                   43      Vice President, Planning and
                                            Distribution
Caryl Paez                        43      Director, Information Technologies

Executive Officers and Directors

     Brian Woolf has served as Chief Executive Officer and Chairman of the Board since October 2000. From March 1999 to October 2000, Mr. Woolf served as Vice President and General Merchandise Manager for The Limited. From 1995 to March 1999, Mr. Woolf served as Senior Vice President and General Merchandise Manager for Caldor. Mr. Woolf has held various management positions within the retail industry over the last 30 years.

     Thomas E. Reinckens has served as President and Chief Operating Officer since October 2000 and as a director since February 1993. Mr. Reinckens also is our current principal financial and accounting officer. Mr. Reinckens joined our company in February 1987 and has held various positions throughout his tenure, most recently serving as Chief Financial Officer from November 1989 to October 2000 and Executive Vice President from September 1995 to October 2000. Mr. Reinckens has over 20 years of retail experience.

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

     Catherine McNeal has served as Executive Vice President, Merchandise Manager for our Cache stores since June 2003. From 1997 until joining Cache, Ms. McNeal served in various managerial capacities for the Limited, most recently as Vice President, Merchandising Manager for Limited stores. Ms. McNeal has over 20 years of retail experience.

     David Desjardins has served as Executive Vice President and Director of Stores and Operations since April 2002. From 1999 until joining us, Mr. Desjardins served in various managerial capacities at the Limited, most recently as Vice President of Express and Director of Sales and Operations at Limited Stores. From 1990 to 1999, Mr. Desjardins held various managerial positions with The Gap. Mr. Desjardins has over 15 years of retail experience.

Other Key Employees

     Maria Comfort has served as Vice President and General Merchandise Manager for our Lillie Rubin stores since May 2002. From 1999 until she joined us, Ms. Comfort served as Executive Vice President for Giorgio Armani. From June 1997 to 1999, Ms. Comfort served as President of 9 & Co., a division of Nine West Group, Inc., a women's apparel company. Ms. Comfort's background encompasses a variety of merchandising functions, including design, manufacturing and buying. Ms. Comfort has over 25 years of retail experience.

     Victor Coster has served as Secretary since July 1991 and as our Treasurer since July 2001. Mr. Coster is responsible for all treasury and tax matters. Mr. Coster joined us in February 1991, and has held various positions, most recently as Controller from February 1997 to July 2001. Mr. Coster has over 25 years of experience in finance and accounting and has been a Certified Public Accountant since 1981.

     Lisa Decker has served as Vice President of Marketing and Advertising since 1998 and was our Director of Marketing from 1991 until 1998. She has over 20 years of experience in marketing, advertising, sales promotion and visual merchandising within the retail industry.

     Margaret Feeney has served as Vice President of Finance since 2001. Ms. Feeney has served in a variety of financial and operational capacities with us since 1992. Prior to joining us, Ms. Feeney served as Manager of Financial Analysis and Budgeting for Toys "R" Us and in various financial positions at Brooks Fashion Stores, a junior specialty chain. Ms. Feeney has 19 years of retail experience.

     Clifford Gray has served as Vice President of Construction since 1999 and was our Operations Manager from 1991 to 1999. Prior to joining us, Mr. Gray served as Operations Manager with Kids "R" Us.

     Joanne Marselle has served as Vice President of Planning and Distribution since 2000 and was our Director of Planning from 1990 to 2000. Prior to joining us, Ms. Marselle served at various times as a Planning and Distribution Analyst and a Merchandise Coordinator for both Country Road Australia and Ann Taylor. Ms. Marselle has over 20 years experience in the areas of planning and distribution.

     Caryl Paez has served as Director of Information Technologies since he rejoined our company in 1999. From 1996 to 1999, he was Director of Information Technologies for Louis Vuitton Americas. From 1992 to 1996, he served as our Director of Management Systems and from 1989 to 1992, as our Manager of Point of Sales Systems.

ITEM 2.   PROPERTIES

     All but a few of our 255 stores are located in shopping malls. The substantial majority of our stores contain between 1,500 and 2,500 square feet of space, with the typical store averaging 2,000 square feet. All of our stores are in leased facilities, and we typically negotiate our rental agreements based on our portfolio of store locations with a particular landlord rather than on an individual basis. Rental terms usually include a fixed minimum rent plus a percentage rent based on sales in excess of a specified amount. In addition, we generally are required to pay a charge for common area maintenance, utility consumption, promotional activities and/or advertising, insurance and real estate taxes. Several leases contain fixed escalation clauses.

     Our leases expire at various dates through 2015. The following table indicates the periods during which our leases expire.

     Fiscal Years          Cache         Lillie Rubin        Totals
     ------------          -----         ------------        ------
     Present-2006            80                5                85
     2007-2009               38                2                40
     2010-2012               52               12                64
     2013-2016               57                9                66
                           -----         ------------        ------
      Totals                227               28               255

     Our corporate office is a 20,000 square foot facility located at 1440 Broadway in New York City. We lease this space under a 10-year lease through 2013 at a rate of approximately $543,000 per year.

     We contract for space in a warehouse in New Jersey on an as-needed basis to serve as a staging area for new store inventories and fixtures.


ITEM 3.   LEGAL PROCEEDINGS

     We are party to various lawsuits arising in the ordinary course of our business. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Cache, Inc. held its annual meeting of shareholders at its headquarters in New York, New York on November 11, 2003. Of the 9,949,650 shares outstanding as of the record date, 9,617,348 shares were represented by proxy at the meeting. Proxies were solicited by Cache pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, Cache's shareholders voted on the following matters:

     (1) Proposal to elect six directors to hold office for a one-year term and until their successors are elected and qualified.


                                       For         Withheld
                                    ---------     ---------
          Andrew M. Saul            9,350,911       266,437
          Joseph E. Saul            9,350,911       266,437
          Brian Woolf               7,507,354     2,109,994
          Thomas E. Reinckens       7,507,354     2,109,994
          Arthur S. Mintz           9,350,811       266,537
          Morton J. Schrader        9,350,911       266,437


     (2)  Proposal to approve the 2003 Stock Option and Performance Incentive
          Plan.

              For           Against         Abstain        Broker non
                                                              Votes
           ---------        -------         -------        ----------
           7,537,935        429,867          3,002          1,646,544


     (3) Proposal to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 28, 2003.

              For           Against         Abstain
           ---------        -------         -------
           9,577,067         38,705          1,576

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

a. The principal market in which the Company's Common Stock is being traded is the NASDAQ National Market System. The stock symbol is CACH. The price range of the high and low bid information for the Company's Common Stock during 2002 and 2003, by fiscal quarters, are as follows:

          Fiscal Period            Fiscal 2002             Fiscal 2003
      --------------------       ---------------         ---------------
                                   High     Low           High      Low
                                 ------   ------         ------   ------
      First Fiscal Quarter       $ 7.94   $ 3.40         $14.57   $10.05
      Second Fiscal Quarter      $18.45   $ 6.26         $15.31   $ 7.62
      Third Fiscal Quarter       $18.15   $ 9.25         $22.40   $14.71
      Fourth Fiscal Quarter      $15.05   $10.29         $27.33   $19.11

    Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

b. As of February 29, 2004, there were approximately 325 holders of record of the Company's Common Stock.

c. The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors.

d. The following table summarizes our equity compensation plans as of December 27, 2003:



                                                                               Number of
                                                                         ecurities remaining
                                                                             available for
                                     Number of        Weighted            the future issuance
                                  securities to be     average               under equity
                                    issued upon       exercise             compensation plans
                                    exercise of       price of           (excluding securities
<s>                                 outstanding      outstanding              reflected in
 Plan Category                        options          options                 column (a))
 ------------------------------   ----------------   -----------         ---------------------
                                       (a)              (b)                       (c)
 Equity compensation plans
   approved by security holders      1,348,000          $12.87                  112,188
 Equity compensation plans not
   approved by security holders              0               0                        0
                                  ----------------   -----------         ---------------------

 Total                               1,348,000          $12.87                  112,188
                                  ================   ===========         =====================


ITEM 6.   SELECTED FINANCIAL DATA


The following Selected Consolidated Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

CACHE, INC. AND SUBSIDIARIES
STORE DATA AND OPERATING RESULTS

                                                         52 WEEKS ENDED (1)
                               ------------------------------------------------------------------------
                                JAN. 1,        DEC. 30,        DEC. 29,        DEC. 28,        DEC. 27,
                                 2000            2000            2001            2002           2003
                               --------        --------        --------        --------        --------
                                       (in thousands, except per share and operating data)
OPERATING RESULTS:
  NET SALES                    $162,077        $177,313        $180,750        $200,315        $216,256
  COST OF SALES                 106,535         119,091         117,201         116,490         120,731
                               --------        --------        --------        --------        --------
  GROSS INCOME                   55,542          58,222          63,549          83,825          95,525
  STORE OPERATING EXPENSES       41,680          47,028          51,285          57,322          63,546
  GENERAL AND
   ADMINISTRATIVE EXPENSES        7,655           9,481           8,929          12,190          14,074
                               --------        --------        --------        --------        --------
  OPERATING INCOME                6,207           1,713           3,335          14,313          17,905
  OTHER INCOME, (net)               286              64           1,858(2)          260             273
  INTEREST EXPENSE                 (134)            (40)             __              __              __
                               --------        --------        --------        --------        --------
  INCOME BEFORE INCOME
   TAXES                          6,359           1,737           5,193          14,573          18,178
  INCOME TAX PROVISION            2,350             634           1,895           5,632           7,089
                               --------        --------        --------        --------        --------
  NET INCOME                     $4,009          $1,103          $3,298          $8,941         $11,089
                               ========        ========        ========        ========        ========

EARNINGS PER SHARE:
  BASIC EARNINGS PER SHARE        $0.44           $0.12           $0.36           $0.98           $1.17
  DILUTED EARNINGS
   PER SHARE                      $0.43           $0.12           $0.36           $0.93           $1.13

WEIGHTED AVERAGE
  SHARES OUTSTANDING:
   BASIC                          9,091           9,091           9,091           9,100           9,504
   DILUTED  (3)                   9,305           9,224           9,229           9,632           9,814

STORE DATA:
  NUMBER OF STORES OPEN
   AT END OF PERIOD                 201             215             222             234             255

  AVERAGE SALES PER
   SQUARE FOOT (4)                 $400            $409            $408            $438            $450

  COMPARABLE STORE
   SALES INCREASE (5)                5%              3%              0%              7%              3%




CACHE, INC. AND SUBSIDIARIES
BALANCE SHEET DATA
                                -----------------------------------------------------------------------
                                JAN. 1,        DEC. 30,        DEC. 29,        DEC. 28,        DEC. 27,
                                 2000            2000            2001            2002            2003
                                -------        --------        --------        --------        --------
                                           (in thousands, except ratios and per share data)

WORKING CAPITAL                 $14,877         $16,165         $20,197         $26,654         $41,034


TOTAL ASSETS                     56,962          55,051          57,135          71,297          96,029

TOTAL LONG-TERM
DEBT                                ---             ---             ---             ---             ---

STOCKHOLDERS' EQUITY             31,905          33,008          36,306          45,292          65,142

RATIO OF CURRENT ASSETS
TO CURRENT LIABILITIES           1.63:1          1.78:1          2.03:1          2.07:1          2.41:1

INVENTORY TURNOVER
RATIO                            4.86:1          4.84:1          5.07:1          5.28:1          4.94:1

CAPITAL EXPENDITURES              6,354           4,852           4,330           7,342          11,947

DEPRECIATION AND
AMORTIZATION                      4,602           4,891           4,870           4,963           5,570

BOOK VALUE PER SHARE              $3.51           $3.63           $3.99           $4.98           $6.53


FOOTNOTES

(1) Results for all periods presented include 52 weeks.
(2) Other income in fiscal 2001 included $1,518,000 from the settlement of a trademark litigation claim undertaken against a third party, net of professional fees related to the lawsuit. Other income generally consists of interest income.
(3) Diluted weighted average shares for the fiscal years ended, January 1, 2000, December 30, 2000, December 29, 2001,
    December 28, 2002, and December 27, 2003 include 214,000, 133,000, 138,000, 532,000 and 310,000, shares respectively, due to the potential exercise of stock options that were outstanding and exercisable during those years.
(4) Average sales per square foot are calculated by dividing net sales by the weighted average store square footage available.
(5) Comparable store sales data is calculated based on the net sales of stores open at least 12 full months at the beginning of the period for which the data are presented.

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

     Shipping and handling. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred for shipping and handling are included in cost of sales.

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

     We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are regularly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

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

     Revenue Recognition. Sales are recognized at the "point of sale," which occurs when merchandise is sold in an "over-the-counter" transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the time of shipment to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience.

     Deferred Rent. Many of our operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For those leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amounts charged to expense and the rent paid as deferred rent. The Company receives construction allowances upon entering certain store leases. These construction allowances are recorded as reductions of the related leasehold improvements and are amortized over the term of the related lease. The amortization is recorded as a reduction of rent expense. Deferred construction allowances were $8.0 million and $5.2 million at December 27, 2003 and December 28, 2002, respectively.

Results of Operations

The following table sets forth our operating results, expressed as a percentage of net sales.

                                                52 Weeks Ended
                                   ------------------------------------------
                                   December 29,   December 28,   December 27,
                                       2001           2002           2003
                                   ------------   ------------   ------------

Operating Results
Net sales                             100.0%         100.0%         100.0%
Cost of sales                          64.8           58.2           55.8
                                   ------------   ------------   ------------
Gross profit                           35.2           41.8           44.2
Store operating expenses               28.5           28.6           29.4
General and administrative expenses     4.9            6.1            6.5
                                   ------------   ------------   ------------
Operating income                        1.8            7.1            8.3
Other income (net)                      1.0            0.1            0.1
Income before income taxes              2.9            7.3            8.4
Income taxes                            1.1            2.8            3.3
                                   ------------   ------------   ------------
Net income                              1.8            4.5            5.1
                                   ============   ============   ============

52 Weeks Ended December 27, 2003 (Fiscal 2003) Compared to 52 Weeks Ended December 28, 2002 (Fiscal 2002)

     Net sales. Net sales increased to $216.3 million from $200.3 million, an increase of $15.9 million, or 8.0%, over the prior fiscal year. This increase reflects $6.2 million of additional net sales as a result of a 3% increase in comparable store sales. The remainder of the increase was the result of additional net sales from non-comparable stores. We believe our new store expansion and remodeling program will help to materially increase sales during the next few years.

     Gross profit. Gross profit increased to $95.5 million from $83.8 million, an increase of $11.7 million, or 14.0%, over the prior fiscal year. As a percentage of net sales, gross profit increased to 44.2% from 41.8%. This increase in gross profit was the combined result of higher net sales and an increase in gross profit margins, due to a more focused approach to inventory management. We plan to increase inventory turns in future years, as we reduce dress inventory levels, turns of which are historically slower than sportswear inventory turns.

     Store operating expenses. Store operating expenses increased to $63.5 million from $57.3 million, an increase of $6.2 million, or 10.9%, over the prior fiscal year. This was due primarily to an increase in the total number of new stores open. As a percentage of net sales, store operating expenses increased to 29.4% from 28.6%, primarily due to an increase in payroll expense of $3.0 million and an increase in advertising expense of $1.2 million. We anticipate store operating expenses will run slightly higher than historical levels, as a percent of sales in the short term, as we increase our rate of store expansion.

     General and administrative expenses. General and administrative expenses increased to $14.1 million from $12.2 million, an increase of $1.9 million or 15.5% from the prior fiscal year. As a percentage of net sales, general and administrative expenses increased to 6.5% from 6.1%. This increase was primarily attributable to increase in corporate level payroll of $1.4 million and professional fess of $289,000. We anticipate general and administrative expenses will return to lower historical levels in the next few years, as we have completed most of the headquarters staffing necessary to fuel the current store expansion.

     Other income. Other income increased to $273,000 from $260,000, primarily attributable to higher average cash balances during fiscal 2003, partially offset by lower interest rates in fiscal 2003. We expect interest income to grow in the future due to stronger cash flows from operations and higher interest rates, as the U.S. economy recovers.

     Income taxes. Income taxes increased to $7.1 million from $5.6 million, an increase of $1.5 million, over the same period last year. This increase was attributable to higher taxable income, as well as an increase in the effective tax rate from 38.6% in fiscal 2002 to 39.0% in fiscal 2003. The increase in the overall effective income tax rate is attributable to increased levels of federal taxable income subject to tax in a higher tax bracket, as well as a change in the mix of income subject to tax in the various states in which we conduct business.

     Net income. As a result of the foregoing, net income increased to $11.1 million from $8.9 million, an increase of $2.2 million, over the same period last year.

52 Weeks Ended December 28, 2002 (Fiscal 2002) Compared to 52 Weeks Ended December 29, 2001 (Fiscal 2001)

     Net sales. Net sales increased to $200.3 million from $180.8 million, an increase of $19.6 million, or 10.8%, over the prior fiscal year. This increase reflects $11.9 million of additional net sales as a result of a 7% increase in comparable store sales. The remainder of this increase was the result of additional net sales from non-comparable stores.

     Gross profit. Gross profit increased to $83.8 million from $63.5 million, an increase of $20.3 million, or 31.9%, over the prior fiscal year. This increase was the combined result of higher net sales and increased gross profit margins. As a percentage of net sales, gross profit increased to 41.8% from 35.2%. This increase as a percentage of net sales was primarily due to higher initial margins resulting from a reduction in the number of our vendors and the number of stock keeping units. These reductions enabled us to commit to bulk fabric purchases and increased our ability to receive favorable pricing from vendors.

     Store operating expenses. Store operating expenses increased to $57.3 million from $51.3 million, an increase of $6.0 million, or 11.8%, over the prior fiscal year. As a percentage of net sales, store operating expenses increased to 28.6% from 28.4%, primarily due to an increase in marketing and advertising expenses of $2.4 million which were partially offset by a reduction in store operating expenses as a percentage of sales, due to the fixed nature of most store operating expenses.

     General and administrative expenses. General and administrative expenses increased to $12.2 million from $8.9 million, an increase of $3.3 million or 36.5%, over the prior fiscal year. As a percentage of net sales, general and administrative expenses increased to 6.1% from 4.9%, primarily due to a higher corporate-level payroll and employee-related costs.

     Other income. Income decreased to $260,000 from $1.9 million in the prior fiscal year, primarily attributable to the $1.5 million of other income in last year's period from the settlement of a trademark litigation claim undertaken against a third party, net of professional fees related to the lawsuit. Other income generally consists of interest income.

     Income taxes. Income taxes increased to $5.6 million from $1.9 million, an increase of $3.7 million over the prior fiscal year. This increase was attributable to higher taxable income, as well as an increase in the effective tax rate from 36.5% in fiscal 2001 to 38.6% in fiscal 2002. The increase in the overall effective income tax rate is attributable to increased levels of federal taxable income subject to tax in a higher tax bracket, as well as a change in the mix of income subject to tax in the various states in which we conduct business.

     Net income. As a result of the foregoing, the net income increased to $8.9 million from $3.3 million, an increase of $5.6 million from the same period last year.

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

     The following table includes our unaudited quarterly results of operations data for each of the eight quarters during the two-year period ended December 27, 2003. We derived this data from our unaudited quarterly consolidated financial statements. We believe that we have prepared this information on the same basis as our audited consolidated financial statements and that we have included all necessary adjustments, consisting only of normal recurring adjustments, to present fairly the selected quarterly information when read in conjunction with our audited annual consolidated financial statements and the notes to those statements included elsewhere in this document. The operating results for any particular quarter are not necessarily indicative of the operating results for any future period.


                                                                       13 Weeks Ended
                                   ---------------------------------------------------------------------------------------
                                   Mar. 30,   June 29,   Sept. 28,   Dec. 28,   Mar. 29,   June 28,   Sept. 27,   Dec. 27,
                                     2002       2002       2002        2002       2003       2003        2003       2003
                                   ---------------------------------------------------------------------------------------
(Unaudited)
(Dollars in thousands)
Operating Results
Net sales                          $47,887    $51,557     $42,166    $58,705    $48,098    $56,194     $47,343    $64,621
Gross profit                        19,623     21,894      16,847     25,461     20,037     24,914      20,222     30,352
Operating income                     2,923      4,662         162      6,826      2,657      5,735         998      8,788
Net income                           1,856      2,960         103      4,022      1,641      3,541         614      5,293


As a Percentage of Net Sales
Net sales                            100.0%     100.0%      100.0%     100.0%     100.0%     100.0%      100.0%     100.0%
Gross profit                          41.0%      42.5%       40.0%      43.4%      41.7%      44.3%       42.7%      47.0%
Operating income                       6.1%       9.0%        0.4%      11.6%       5.5%      10.2%        2.1%      13.6%
Net income                             3.9%       5.7%        0.2%       6.9%       3.4%       6.3%        1.3%       8.2%


Selected Operating Data

Number of stores open at end
  of period                            224        224         227        234        237        240         244        255
Comparable store sales
  increase                              5%         8%          7%         8%        (3%)        4%          3%         4%

Liquidity and Capital Resources

     Our cash requirements are primarily for the construction of new stores and inventory for new stores as well as the remodeling of existing stores. We have historically satisfied our cash requirements principally through cash flow from operations. Cash flows have increased significantly in fiscal 2002 and 2003, due to the dramatic increase in gross margin contribution. We expect this trend to continue over the next several years. As of December 27, 2003, we had working capital of approximately $41.0 million, which included cash and marketable securities of $36.6 million.

     During fiscal 2003, we generated $18.1 million in cash from operating activities due primarily to net income, depreciation of $5.6 million, an increase in accrued liabilities and compensation of $2.3 million, an increase in accounts payable of $2.4 million, tax benefit from stock option exercises of $2.9 million, partially offset by an increase in accounts receivable of $1.9 million, and an increase in inventories of $4.7 million, primarily due to the increase in new stores open of 24 stores. During fiscal 2002, we generated $19.9 million in cash from operating activities due primarily to net income, depreciation of $5.0 million, a decrease in receivables of $1.6 million, an increase in accounts payable of $899,000 and an increase in accrued liabilities and compensation of $3.6 million. During fiscal 2001, we generated $9.6 million in cash from operating activities due primarily to net income, depreciation of $4.9 million, a decrease in inventory of $2.4 million and a decrease in accounts receivable of $1.0 million, offset in part by a decrease in accounts payable of $1.2 million.

     Cash used in investing activities was approximately $17.3 million for fiscal 2003, $21.7 million for fiscal 2002 and $4.2 million for fiscal 2001. These amounts were used for the purchase of marketable securities as well as the payment for equipment and leasehold improvements in new and remodeled stores. Our capital requirements depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. Projected capital expenditures for fiscal 2004 to fund new store openings and remodelings are approximately $14.0 to $15.0 million.

     Based on our experience with new store openings, we estimate that the average net investment to open new stores is approximately $175,000 to $225,000, which includes new store opening expenses and initial inventory, net of landlord contributions. We estimate that the average net investment to remodel an existing store is approximately $200,000 to $300,000, net of landlord contributions.

     Cash provided by (used in) financing activities was negligible in fiscal 2001 and fiscal 2002. During fiscal 2003, we received net proceeds of $5.8 million from stock issuances and stock option exercises.

     We have a line of credit with Fleet Bank, N.A., permitting us to borrow up to $15.0 million on a revolving basis. At December 27, 2003, there was no outstanding balance under this credit facility. Amounts outstanding under the credit facility bear interest at a maximum annual rate equal to the bank's prime rate, currently 4.00%. The agreement relating to this facility contains selected financial and other covenants. In addition, the credit facility contains restrictions on our ability to make capital expenditures, incur indebtedness or create or incur liens on our assets. While this facility is unsecured, if a default occurs under the facility, we are required to grant the lender a security interest in our inventory and accounts receivable. We have at all times been in compliance with all loan covenants. This facility currently expires in November 2005.

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

Contractual Obligations and Commercial Commitments

     The following tables summarize our minimum contractual commitments and commercial obligations as of December 27, 2003:


                                        Payments Due in Period
                           --------------------------------------------------
                                      Within                After
                            Total     1 Year   2-3 Years  4-5 Years   5 Years
                           --------  --------  ---------  ---------   -------
(In thousands)
Contractual Obligations
 Employment contracts      $  1,542  $    500  $  1,000   $     42    $    -
 Operating leases           133,105    20,850    35,051     29,125     48,079
                           --------  --------  --------   --------    -------
Total                      $134,647  $ 21,350  $ 36,051   $ 29,167    $48,079
                           ========  ========  ========   ========    =======



                                        Payments Due in Period
                           --------------------------------------------------
                                      Within                After
                            Total     1 Year   2-3 Years  4-5 Years   5 Years
                           --------  --------  ---------  ---------   -------
(In thousands)
Commercial Commitments
 Credit facility           $     -   $     -   $     -    $     -     $    -
 Letter of credit             2,116     2,116        -          -          -
                           --------  --------  --------   --------    -------
Total                      $  2,116  $  2,116  $     -    $     -     $    -
                           ========  ========  ========   ========    =======


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

     Our market risk relates primarily to changes in interest rates. We bear the risk in two specific ways. First, the revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, the statement of income and cash flows will be exposed to changes in interest rates. As of December 27, 2003, we had no borrowing under our credit facility. However, we may borrow funds under the revolving credit facility, as needed.

     The second component of interest rate risk involves the short-term investment of excess cash in short-term, investment-grade interest-bearing securities. These investments are included in cash and equivalents as well as marketable securities on our balance sheet, If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

Recent Accounting Pronouncements

     In September 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses the accounting and financial reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The provisions of SFAS No. 143 will be effective for our financial statements for the 2003 fiscal year. The adoption of this standard did not have a significant impact on our financial position, earnings or cash flows.

     In June 2002, FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued. Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The provisions of Statement 146 were effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of this standard did not have a significant impact on our financial position, earnings or cash flows.

     On December 31, 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements. We will continue to recognize stock-based compensation under SFAS 123, and in accordance with FASB Statement No. 148, we will include required disclosures for interim reporting purposes.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be should be applied prospectively. The adoption of this statement did not have any effect on our financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."
This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Among other things, the Statement does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise will be effective as of December 28, 2003, except for mandatorily redeemable financial instruments. The statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company currently does not have any financial instruments that are within the scope of this Statement.

     In November 2002, the FASB issued FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34", which enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation had no impact on our financial position and results of operations.

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We have determined that the adoption of FIN46R will not have any impact on our financial position and results of operations.


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

ITEM 9A.  CONTROLS AND PROCEDURES

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



                                 PART III

     The information called for by Items 10, 11, 12, 13, and 14 is incorporated herein by reference from the definitive proxy statement to be filed by the Company in connection with its 2004 Annual Meeting of Shareholders.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   The financial statements listed in the "Index To The Consolidated
          Financial Statements" on page F-2 are filed as a part of this report.

     2. Financial statement schedules are included on page F-22 or are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.   Exhibits (9)

          3.1 Articles of Incorporation of the Company and all amendments thereto (2)

          3.2   Bylaws of the Company (1)

          10.1 Lease, dated July 28, 2003, between the Company, as Tenant, and New 1440 Broadway Partners, LLC, as Landlord, for the Company's offices at 1440 Broadway, New York, New York

          10.2  1994 Stock Option Plan of the Company (3) (11)

          10.3 Form of Option Agreement relating to Options issued under the 1994 Stock Option Plan (4) (11)

          10.4  2000 Stock Option Plan of the Company (7) (11)

          10.5 Form of Option Agreement relating to Options issued under the 2000 Stock Option Plan (8) (11)

          10.6  2003 Stock Option Plan of the Company (9)

          10.7 Form of Option Agreement relating to Options issued under the 2003 Stock Option Plan

          10.8 Second Amended and Restated Revolving Credit Agreement (the "Credit Agreement") dated as of August 26, 1996, between Fleet Bank, N.A. (Successor in interest to National Westminster Bank, New Jersey) and the Company (4)

          10.9 Security Agreement, dated as of August 26, 1996 (the "Security Agreement"), between the Company and Fleet Bank, N.A. (4)

          10.10 Amended and Restated Asset Purchase Agreement dated August 10, 1998 between Lillie Rubin Fashions, Inc. and the Company (5)

          10.11 Master Amendment, dated July 19, 1999, to Revolving Credit Agreement and Security Agreement (6)

          10.12 Employment Agreement, dated September 30, 2003, between the Company and Brian P. Woolf (10) (11)

          10.13 Second Master Amendment, dated November 21, 2002, to Revolving Credit Agreement

          11.1  Calculation of Basic and Fully Diluted Earnings per Common Share

          12.1  Statements re:  Computation of Ratios

          23.1  Consent of KPMG LLP

          31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of the Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(7) Incorporated by reference to the Company's Definitive Proxy Statement filed on September 18, 2001.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

(9) Incorporated by reference to the Company's Definitive Proxy Statement filed on October 6, 2003.

(10) Incorporated by reference to the Company's Registration Statement on Form S-3, dated November 17, 2003.

(11) Exhibits 10.2 through 10.7 and 10.12 are management contracts or compensatory plans or arrangements, which are required to be filed as an exhibit pursuant to Item 16(c) of this Annual Report on Form 10-K.

(12) A Stockholder may obtain a copy of any of the exhibits included in the Annual Report on Form 10-K upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, by written request to CACHE, Inc., at 1440 Broadway, 5th Floor, New York, New York 10018 Attention: Chief Operating Officer.

(b)  Reports on Form 8-K

       1. Form 8-K, dated January 7, 2004, regarding the announcement of our earnings for the third quarter ended September 27, 2003.

       2. Form 8-K, dated March 8, 2004, regarding the announcement of our earnings for the fourth quarter and year ended December 27, 2003.

Signatures

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   March 24, 2004                        CACHE, INC.
                                              (Registrant)

                                         By:  /s/Brian Woolf
                                              --------------------------
                                              Brian Woolf
                                              Chairman of the Board
                                              and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature                         Title                           Date
----------------------       ----------------------             --------------

/s/BRIAN WOOLF               Chairman of the Board;             March 24, 2004
----------------------
   BRIAN WOOLF


/s/THOMAS E. REINCKENS       President/Director                 March 24, 2004
----------------------       (Principal Financial
   THOMAS E. REINCKENS       and Accounting Officer)


/s/ARTHUR S. MINTZ           Director                           March 24, 2004
----------------------
   ARTHUR S. MINTZ


/s/ANDREW M. SAUL            Director                           March 24, 2004
----------------------
   ANDREW M. SAUL


/s/JOSEPH E. SAUL            Director                           March 24, 2004
----------------------
   JOSEPH E. SAUL


/s/MORTON J. SCHRADER        Director                           March 24, 2004
----------------------
   MORTON J. SCHRADER

                         CACHE, INC. AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS

                    FISCAL YEARS ENDED DECEMBER 27, 2003,

                              DECEMBER 28, 2002,

                                     AND

                              DECEMBER 29, 2001

                       CACHE, INC. AND SUBSIDIARIES
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



INDEX                                                            PAGE

Independent Auditors' Report                                     F-3

Consolidated Balance Sheets                                      F-4

Consolidated Statements of Income                                F-5

Consolidated Statements of Stockholders' Equity                  F-6

Consolidated Statements of Cash Flows                            F-7

Notes to Consolidated Financial Statements                       F-8

Valuation and Qualifying Accounts                                F-22

                      INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Cache, Inc.:

We have audited the accompanying consolidated balance sheets of Cache, Inc. and subsidiaries as of December 27, 2003 and December 28, 2002 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 27, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cache, Inc. and subsidiaries as of December 27, 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


New York, New York
February 20, 2004                               /s/     KPMG LLP


CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                   December 28,    December 27,
                                                                       2002            2003
CURRENT ASSETS                                                     ------------    ------------
   Cash and equivalents  (Note 1)                                   $10,287,000     $16,887,000
   Marketable securities                                             14,392,000      19,746,000
   Receivables, net   (Note 2)                                        2,677,000       4,614,000
   Notes receivable from related parties  (Note 6)                      321,000             ---
   Inventories                                                       22,065,000      26,724,000
   Deferred income taxes (Note 9)                                       816,000         936,000
   Prepaid expenses and other current assets                          1,020,000       1,239,000
                                                                   ------------    ------------
        Total Current Assets                                         51,578,000      70,146,000

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net   (Note 3)                 18,553,000      25,010,000

OTHER ASSETS                                                            817,000         873,000
DEFERRED INCOME TAXES, net  (Note 9)                                    349,000             ---
                                                                   ------------    ------------

   Total Assets                                                     $71,297,000     $96,029,000
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $11,988,000     $14,362,000
   Accrued compensation                                               3,629,000       4,675,000
   Accrued liabilities  (Note 4)                                      9,307,000      10,075,000
                                                                   ------------    ------------
        Total Current Liabilities                                    24,924,000      29,112,000

OTHER LIABILITIES   (Note 7)                                          1,081,000       1,088,000

DEFERRED INCOME TAXES, net   (Note 9)                                       ---         687,000

COMMITMENTS AND CONTINGENCIES   (Note 8)

STOCKHOLDERS' EQUITY
   Common stock, par value $.01; authorized, 20,000,000
     shares; issued and outstanding 9,981,150 shares (Note 10)           91,000         100,000
   Additional paid-in capital                                        19,609,000      28,361,000
   Retained earnings                                                 25,592,000      36,681,000
                                                                   ------------    ------------
        Total Stockholders' Equity                                   45,292,000      65,142,000
                                                                   ------------    ------------

   Total Liabilities and Stockholders' Equity                       $71,297,000     $96,029,000
                                                                   ============     ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
                                                           52 Weeks Ended
                                             --------------------------------------------
                                             December 29,    December 28,    December 27,
                                                 2001            2002            2003
                                             ------------    ------------    ------------
NET SALES                                    $180,750,000    $200,315,000    $216,256,000

COST OF SALES, including buying
   and occupancy (Note 8)                     117,201,000     116,490,000     120,731,000
                                             ------------    ------------    ------------

GROSS PROFIT                                   63,549,000      83,825,000      95,525,000

EXPENSES
   Store operating expenses                    51,285,000      57,322,000      63,546,000
   General and administrative expenses          8,929,000      12,190,000      14,074,000
                                             ------------    ------------    ------------
        TOTAL EXPENSES                         60,214,000      69,512,000      77,620,000
                                             ------------    ------------    ------------

OPERATING INCOME                                3,335,000      14,313,000      17,905,000
                                             ------------    ------------    ------------

OTHER INCOME (EXPENSE)
   Litigation settlement (net)                  1,518,000             ---             ---
   Interest income                                300,000         260,000         259,000
   Miscellaneous income (net)                      40,000             ---          14,000
                                             ------------    ------------    ------------
        TOTAL OTHER INCOME                      1,858,000         260,000         273,000
                                             ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                      5,193,000      14,573,000      18,178,000

INCOME TAX PROVISION (Note 9)                   1,895,000       5,632,000       7,089,000
                                             ------------    ------------    ------------

NET INCOME                                   $  3,298,000    $  8,941,000    $ 11,089,000
                                             ============    ============    ============

BASIC EARNINGS PER SHARE                            $0.36           $0.98           $1.17
                                             ============    ============    ============

DILUTED EARNINGS PER SHARE                          $0.36           $0.93           $1.13
                                             ============    ============    ============

BASIC WEIGHTED AVERAGE
   SHARES OUTSTANDING                           9,091,000       9,100,000       9,504,000
                                             ============    ============    ============

DILUTED WEIGHTED AVERAGE
   SHARES OUTSTANDING                           9,229,000       9,632,000       9,814,000
                                             ============    ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Additional
                                                Common           Paid-In         Retained
                                                 Stock           Capital         Earnings          Total
                                               --------        -----------     -----------     -----------
Balance December 30, 2000                      $ 91,000        $19,564,000     $13,353,000     $33,008,000
---------------------------------------

Net Income                                          ---                ---       3,298,000       3,298,000

                                               --------        -----------     -----------     -----------
Balance December 29, 2001                        91,000         19,564,000      16,651,000      36,306,000
---------------------------------------        --------        -----------     -----------     -----------

Net Income                                          ---                ---       8,941,000       8,941,000
Issuance of common stock                            ---             45,000             ---          45,000

                                               --------        -----------     -----------     -----------
Balance December 28, 2002                        91,000          9,609,000      25,592,000      45,292,000
---------------------------------------        --------        -----------     -----------     -----------

Net Income                                          ---                ---      11,089,000      11,089,000
Tax benefit from stock option exercises             ---          2,933,000             ---       2,933,000
Issuance of common stock                          9,000          5,819,000             ---       5,828,000

                                               --------        -----------     -----------     -----------
Balance December 27, 2003                      $100,000        $28,361,000     $36,681,000     $65,142,000
---------------------------------------        ========        ===========     ===========     ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   52 Weeks Ended
                                                    ---------------------------------------------
                                                    December 29,    December 28,     December 27,
<s>                                                     2001            2002             2003
Cash Flows From                                     ------------    ------------     ------------
    Operating Activities:                          <c>             <c>              <c>

Net income                                           $ 3,298,000      $ 8,941,000     $11,089,000
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
Depreciation and amortization                          4,973,000        4,963,000       5,570,000
Income tax benefit from stock option exercises               ---              ---       2,933,000
Gain on litigation settlement                         (1,518,000)             ---             ---
Decrease (increase) in deferred tax assets               688,000          (24,000)        916,000
Reversal of future rent escalations                     (289,000)        (116,000)        (10,000)

Change in assets and liabilities:

Decrease (increase) in receivables                     1,040,000        1,641,000      (1,937,000)
Decrease in notes receivable                             350,000           50,000         321,000
    from related parties
Decrease (increase) in inventories                     2,362,000         (304,000)     (4,659,000)
Decrease (increase) in prepaid expenses                  194,000         (308,000)       (219,000)
Increase (decrease) in accounts payable               (1,227,000)         899,000       2,374,000
Increase (decrease) in accrued liabilities
    and accrued compensation                            (180,000)       4,125,000       1,751,000
                                                     -----------      -----------     -----------

Net cash provided by operating activities              9,691,000       19,867,000      18,129,000
                                                     -----------      -----------     -----------

Cash Flows From
    Investing Activities:

Purchase of marketable securities                            ---      (21,184,000)    (19,746,000)
Maturities of marketable securities                          ---        6,792,000      14,392,000
Payments for equipment
    and leasehold improvements                        (4,330,000)      (7,342,000)    (11,947,000)
                                                     -----------      -----------     -----------

Net cash used in investing activities                 (4,330,000)     (21,734,000)    (17,301,000)
                                                     -----------      -----------     -----------

Cash Flows From
    Financing Activities:

Proceeds from issuance of common stock                       ---           45,000       5,828,000
Other, net                                                (8,000)           8,000         (56,000)
                                                     -----------      -----------     -----------

Net cash (used in) provided by financing activities       (8,000)          53,000       5,772,000
                                                     -----------      -----------     -----------

Net increase (decrease) in cash and equivalents        5,353,000       (1,814,000)      6,600,000
Cash and equivalents, at beginning of period           6,748,000       12,101,000      10,287,000
                                                     -----------      -----------     -----------

Cash and equivalents, at end of period               $12,101,000      $10,287,000     $16,887,000
                                                     ===========      ===========     ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Cache, Inc. (together with its subsidiaries, the "Company") owns and operates two chains of women's apparel specialty stores, of which 227 stores (as of December 27, 2003) are operated under the trade name "Cache". In addition, 28 stores are operated under the trade name "Lillie Rubin". The Company specializes in the sale of high fashion women's apparel and accessories in the better to expensive price range.

Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated.

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

     We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are regularly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

Fiscal Reporting Period

     The Company reports its annual results of operations based on fiscal periods comprised of 52 or 53 weeks, which is in accordance with industry practice. Results for fiscal 2001, 2002 and 2003 include 52 weeks.

Fair Value of Financial Instruments

     The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of such items.

Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable Securities:

     Marketable securities at December 27, 2003 and December 28, 2002 primarily consist of short-term United State Treasury bills. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company's held-to-maturity securities mature within one year of the balance sheet date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity as an adjustment to yield using the effective interest method. Interest income is recognized when earned.

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

     The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", on December 30, 2001. The adoption of SFAS No. 144 did not affect the Company's financial statements. In accordance with SFAS No. 144, long-lived assets, such as property, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company has identified this lowest level to be principally individual stores. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of an asset.

     Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Self Insurance

     We are self-insured for losses and liabilities related primarily to employee health and welfare claims. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.

Goodwill

     Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of FASB Statement No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002. Pursuant to Statement 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

     Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, "Business Combinations". The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

     The Company recorded goodwill totaling $440,000 related to the purchase of Lillie Rubin assets in fiscal 1999. Accumulated amortization at December 27, 2003 and December 28, 2002 was $100,000, respectively.

Revenue Recognition

     Sales are recognized at the "point of sale," which occurs when merchandise is sold in an "over-the-counter" transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the time of shipment to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience.

     Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred for shipping and handling are included in cost of sales.

Deferred Rent

     Many of our operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent. The Company receives construction allowances upon entering certain store leases. These construction allowances are recorded as reductions of the related leasehold improvements and are amortized over the term of the related lease. The amortization is recorded as a reduction of rent expense. Deferred construction allowances were $8.0 million and $5.2 million at December 27, 2003 and December 28, 2002, respectively.

Advertising costs

     Costs associated with advertising are charged to store operating expense when the advertising first takes place. We spent $1,742,000, $4,375,000, and $5,610,000 on advertising in fiscal 2001, 2002 and 2003, respectively.

Pre-Opening Store Expenses

     Expenses associated with the opening of new stores are expensed as incurred.

Employee Benefit Plan

     Employees are eligible to participate in the Company's 401(k) plan if they have been employed by the Company for one year, have reached age 21, and work at least 1,000 hours annually. Generally, employees can defer up to 18% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. We can make a discretionary matching contribution for the employee. Employer contributions to the plan for fiscal 2001, fiscal 2002 and fiscal 2003 were $184,000, $190,000, and $195,000, respectively.

Income Taxes

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

Stock Option Plans

     As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to apply the intrinsic-value-based method of accounting described in, and has adopted the disclosure requirements of Statement 123, as amended. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, "Accounting for Stock-Based Compensation" and FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", established accounting and disclosure requirements using a fair-value-based methods of accounting for stock-based employee compensation plans.

Earnings per Share

     Basic earnings per share (EPS) is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through the exercise of outstanding dilutive stock options.

Recent Accounting Pronouncements

     In September 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses the accounting and financial reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The provisions of SFAS No. 143 will be effective for our financial statements for the 2003 fiscal year. The adoption of this standard did not have a significant impact on our financial position, earnings or cash flows.

     In June 2002, FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued. Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The provisions of Statement 146 were effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of this standard did not have a significant impact on our financial position, earnings or cash flows.

     On December 31, 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation". This Statement amends FASB

Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements. We will continue to recognize stock-based compensation under SFAS 123, and in accordance with FASB Statement No. 148, we will include required disclosures for interim reporting purposes.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be should be applied prospectively. The adoption of this statement did not have any effect on our financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."
This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Among other things, the Statement does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise will be effective as of December 28, 2003, except for mandatorily redeemable financial instruments. The statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company currently does not have any financial instruments that are within the scope of this Statement.

     In November 2002, the FASB issued FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34", which enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation had no impact on our financial position and results of operations.

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before

January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We have determined that the adoption of FIN46R will not have any impact on our financial position and results of operations.

Supplemental Statements of Cash Flow Information

     The Company paid no interest charges in fiscal 2001, 2002 and 2003. During fiscal 2001, 2002 and 2003 the Company paid $1,228,000 and $5,160,000 and
$4,071,000 in income taxes, respectively. The Company also generated an income tax benefit of $2,933,000 from stock option exercises in fiscal 2003.

Prior Years' Reclassification

     Certain items previously reported in specific captions in the accompanying financial statements and notes have been reclassified to conform with the current year's classification.

NOTE 2.    RECEIVABLES

                                   December 28,       December 27,
                                       2002               2003
                                   ------------       ------------
     Construction allowances       $    468,000       $  1,850,000
     Third party credit card          1,837,000          2,368,000
     Other                              372,000            396,000
                                   ------------       ------------
                                   $  2,677,000       $  4,614,000
                                   ============       ============

NOTE 3.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS


                                            December 28,       December 27,
                                                2002               2003
                                            ------------       ------------
     Leasehold improvements                 $ 21,803,000       $ 24,020,000
     Furniture, fixtures, and equipment       29,463,000         36,644,000
                                            ------------       ------------
                                              51,266,000         60,664,000

     Less: accumulated depreciation
           and amortization                  (32,713,000)       (35,654,000)
                                            ------------       ------------
                                            $ 18,533,000       $ 25,010,000
                                            ============       ============


     Store operating and general and administrative expenses include depreciation and amortization of $4,973,000, $4,963,000 and $5,570,000 in fiscal years 2001, 2002 and 2003, respectively.


NOTE 4.    ACCRUED LIABILITIES

                                            December 28,       December 27,
                                                2002               2003
                                            ------------       ------------
     Operating expenses                     $  2,092,000       $  2,631,000
     Taxes, including income taxes             2,619,000          2,426,000
     Group insurance                             841,000            696,000
     Sales return reserve                        746,000            812,000
     Leasehold additions                         299,000            379,000
     Other customer deposits and credits       2,710,000          3,131,000
                                            ------------       ------------
                                            $  9,307,000       $ 10,075,000
                                            ============       ============

     Leasehold additions generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.

NOTE 5.    BANK DEBT

     During November 2002, the Company reached an agreement with its bank to extend the maturity of the Amended Revolving Credit Facility until November 30, 2005. Pursuant to the newly Amended Revolving Credit Facility, $15,000,000 is available until expiration at November 30, 2005. The amounts outstanding thereunder bear interest at a maximum per annum rate equal to the bank's prime rate. The agreement contains selected financial and other covenants. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. The Company has at all times been in compliance with all loan covenants.

     There have been no borrowings against the line of credit during fiscal 2002 and 2003. There were outstanding letters of credit of $487,000 and $2.1 million pursuant to the Revolving Credit Facility at December 28, 2002 and December 27, 2003, respectively.

NOTE 6.    INDEBTEDNESS TO/FROM RELATED PARTIES

     As of December 28, 2002, the Company had notes receivable totaling $321,000 from one current executive officer and one former executive officer of the Company. The receivables, which were due on demand, were evidenced by secured promissory notes, which bore interest at rates of 6% and 9% per annum. These notes were repaid in July 2003.

NOTE 7.    OTHER LIABILITIES

     Other liabilities primarily consist of accruals of future rent escalations.

NOTE 8.    COMMITMENTS AND CONTINGENCIES

Leases

     At December 27, 2003, the Company was obligated under operating leases for various store locations expiring at various times through 2016. The terms of the leases generally provide for the payment of minimum annual rentals, contingent rentals based on a percentage of sales in excess of a stipulated amount, and a portion of real estate taxes, insurance and common area maintenance.

     Store rental expense related to these leases, included in cost of sales, consisted of the following:
                                             52 Weeks Ended
                              --------------------------------------------
                              December 29,    December 28,    December 27,
                                  2001            2002            2003
                              ------------    ------------    ------------
     Minimal rentals          $ 17,141,000    $ 18,167,000    $ 19,883,000
     Contingent rentals          7,106,000       7,555,000       8,258,000
                              ------------    ------------    ------------
                              $ 24,247,000    $ 25,722,000    $ 28,141,000
                              ============    ============    ============

     Future minimum payments under non-cancelable operating leases consisted of the following at December 27, 2003:

     Fiscal Year
     2004                                   $  20,850,000
     2005                                      18,688,000
     2006                                      16,363,000
     2007                                      15,075,000
     2008                                      14,050,000
     Thereafter                                48,079,000
                                            -------------
     Total future minimum lease payments    $ 133,105,100
                                            =============

Contingencies

     The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss.

NOTE 9.    INCOME TAXES

   The provision for income taxes includes:

                                                 52 Weeks Ended
                                   ------------------------------------------
                                    December 29,   December 28,   December 27,
                                        2001           2002           2003
    Current:                        ------------   ------------   ------------

         Federal                    $  1,726,000   $  4,841,000   $  5,105,000
         State                            54,000      1,023,000      1,067,000
                                    ------------   ------------   ------------
                                       1,780,000      5,864,000      6,172,000
                                    ------------   ------------   ------------

    Deferred:
         Federal                         107,000       (205,000)     1,110,000
         State                             8,000        (27,000)      (193,000)
                                    ------------   ------------   ------------
                                         115,000       (232,000)       917,000
                                    ------------   ------------   ------------

    Provision for income taxes      $  1,895,000   $  5,632,000   $  7,089,000
                                    ============   ============   ============


     The Company's effective tax rate, as a percent of income before income taxes differs from the statutory federal tax rates as follows:

                                                    52 Weeks Ended
                                    ------------------------------------------
                                    December 29,   December 28,   December 27,
                                        2001           2002           2003
                                    ------------   ------------   ------------
    Effective federal tax rate          34.0%          34.3%          34.5%
    State and local income taxes,
    net of federal tax benefit           2.5%           4.5%           4.7%
    Other net, primarily tax free       --             (0.2%)         (0.2%)
                                    ------------   ------------   ------------
    Provision for income taxes          36.5%          38.6%          39.0%
                                    ============   ============   ============

     The major components of the Company's net deferred tax assets (liabilities) at December 28, 2002 and December 27, 2003 are as follows:

                                                  December 28,   December 27,
                                                      2002           2003
                                                  ------------   ------------
     State tax net operating loss carryforwards   $     91,000   $     89,000
     Deferred rent                                     526,000        543,000
     Group insurance                                   319,000        275,000
     Sales return reserve                              283,000        321,000
     Inventory                                         214,000        356,000
     Other (principally depreciation expense)         (267,000)    (1,335,000)
                                                  ------------   ------------
                                                  $  1,166,000   $    249,000
                                                  ============   ============


NOTE 10. 	INCENTIVE STOCK OPTION PLAN

     On July 22, 2003, the Company adopted the 2003 Stock Option Plan. The plan is administered by the Compensation and Plan Administration Committee of the Company's Board of Directors. Under the option plan the Company reserved 900,000 shares of the Company's authorized common stock for issuance to officers and key employees of the Company.

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

     Options granted under the plans have a ten-year term and may be either incentive stock options or non-qualified stock options. The options are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a four year period. The granted options generally become exercisable at the maximum rate of 25% per annum, to the extent the Company's earning plan, as approved by the Compensation and Plan Administration Committee, is achieved. The price is payable in cash at the time of the exercise or, at the discretion of the Administrators, through the delivery of shares of Common Stock or the Company's withholding of shares otherwise deliverable to the employee, or a combination thereof.

     The following table summarizes all stock option transactions for the three 52 week periods ended December 27, 2003:

                                                  Weighted Average    Exercise
                                                        Shares         Prices
                                                  ----------------    --------
     Shares under option as of December 30, 2000       900,000         $2.84
        Options granted in 2001                        228,000          3.20
        Options canceled in 2001                       (88,906)         2.59
                                                  ----------------

     Shares under option as of December 29, 2001     1,039,094          2.94
        Options granted in 2002                        186,000          6.81
        Options exercised in 2002                       (8,812)         2.59
        Options canceled in 2002                       (76,032)         2.59
                                                  ----------------

     Shares under option as of December 28, 2002     1,140,250          3.60
        Options granted in 2003                        815,000         18.66
        Options exercised in 2003                     (581,000)         3.14
        Options canceled in 2003                       (26,250)         4.95
                                                  ----------------

     Shares under option as of December 27, 2003     1,348,000         12.69
                                                  ================


     Significant option groups outstanding at December 27, 2003 and related weighted average price and life information follows:

                        Options        Options      Exercise      Remaining
     Grant Date      Outstanding     Exercisable     Price       Life (Years)
     ----------      -----------     -----------    --------     ------------
     7/22/03           790,000               --      $18.97            9
     5/23/03            25,000            6,250        8.74            9
     5/13/02            18,750            6,250       11.21            8
     4/16/02            91,000           68,250        7.04            8
     3/11/02            26,250            8,750        4.95            8
     10/2/01           176,000          119,000        3.20            8
     10/4/00           171,000           96,000        2.59            7
     10/13/95           50,000           50,000        3.25            2

     The Company accounts for stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" under which no compensation cost has been recognized for stock option awards granted at fair market value. Had compensation expense been determined based on the fair value at the grant dates for awards under the plans, consistent with the method of SFAS No. 123, "Accounting for Stock Based Compensation" the Company's net earnings, basic EPS and diluted EPS would have been reduced to the pro forma amounts listed below:

                                                 52 Weeks Ended
                                    ------------------------------------------
                                    December 29,   December 28,   December 27,
                                        2001           2002           2003
                                    ------------   ------------   ------------
     Net income  -- as reported     $  3,298,000   $  8,941,000   $ 11,089,000
                 -- pro-forma       $  3,275,000   $  7,857,000   $ 10,377,000

     Basic EPS   -- as reported     $       0.36   $       0.98   $       1.17
                 -- pro-forma       $       0.36   $       0.86   $       1.09

     Diluted EPS -- as reported     $       0.36   $       0.93   $       1.13
                 -- pro-forma       $       0.35   $       0.82   $       1.06


     The weighted average fair value of options granted during the 52 week periods ended December 29, 2001, December 28, 2002, December 27, 2003 were $3.20, $6.81, and $18.66, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing method with the following weighted average assumptions:

                                        2001       2002       2003
                                       Grants     Grants     Grants
                                       ------     ------     ------
     Expected dividend rate            $ 0.00     $ 0.00     $ 0.00
     Expected volatility               140.9%      70.3%      98.9%
     Risk free interest rate             2.6%       3.0%       3.0%
     Expected lives (years)              5.0        5.0        5.0

NOTE 11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                                 First     Second      Third     Fourth
                                                Quarter    Quarter    Quarter    Quarter
<s>                                             -------    -------    -------    -------
52 weeks ended December 28, 2002
Net sales                                       $47,887    $51,557    $42,166    $58,705
Gross profit                                     19,623     21,894     16,847     25,461
Income before income tax provision                2,923      4,662        162      6,826
Income tax provision                              1,067      1,702         59      2,804
                                                -------    -------    -------    -------

Net income                                       $1,856     $2,960       $103     $4,022
                                                =======    =======    =======    =======

Basic and diluted earnings per share:
Basic earnings per share:                         $0.20      $0.33      $0.01      $0.44
                                                =======    =======    =======    =======

Diluted earnings per share:                       $0.20      $0.31      $0.01      $0.42
                                                =======    =======    =======    =======

52 weeks ended December 27, 2003

Net sales                                       $48,098    $56,194    $47,343    $64,621
Gross profit                                     20,037     24,914     20,222     30,352
Income before income tax provision                2,657      5,735        998      8,788
Income tax provision                              1,016      2,194        384      3,495
                                                -------    -------    -------    -------

Net income                                       $1,641     $3,541       $614     $5,293
                                                =======    =======    =======    =======

Basic and diluted earnings per share:
Basic earnings per share:                         $0.18      $0.39      $0.06      $0.53
                                                =======    =======    =======    =======

Diluted earnings per share:                       $0.17      $0.37      $0.06      $0.51
                                                =======    =======    =======    =======




Cache, Inc and Subsidiaries
Valuation and Qualifying Accounts
                                                  Additions
                                          ------------------------
                          Balance at      Charge to                                  Balance at
<s>                        Beg. Of        Costs and         Other    Deductions        End of
Sales Return Reserve        Period        Expenses        Accounts        $            Period
--------------------      ----------      ---------       --------   ----------      ----------
52 Weeks Ended
   December 29, 2001       $555,000             ---          ---          ---         $555,000

52 Weeks Ended
   December 28, 2002       $555,000        $191,000          ---          ---         $746,000

52 Weeks Ended
   December 27, 2003       $746,000         $66,000          ---          ---         $812,000
















                                  F-22

EXHIBIT 10.1   LEASE BETWEEN THE COMPANY AND NEW 1440 BROADWAY PARTNERS, LLC


                                   LEASE
                                   =====


                       NEW 1440 BROADWAY PARTNERS, LLC,
                                              Landlord





                                    TO





                                 CACHE INC.,
                                                Tenant




                                 Premises:
                      A Portion of the Fifth (5th) Floor
                              at 1440 Broadway,
                              New York, New York

                             --------------------

                               TABLE OF CONTENTS
                               -----------------

                       CAPTION                                           PAGE
                       -------                                           ----

ARTICLE 1 Demise, Premises, Term, Rents ..................................  1

ARTICLE 2 Use ............................................................  3

ARTICLE 3 Failure To Give Possession .....................................  5

ARTICLE 4 Preparation of the Demised Premises ............................  5

ARTICLE 5 Adjustments Of Rent ............................................  7

ARTICLE 6 Security Deposit ............................................... 15

ARTICLE 7 Subordination, Notice To Lessors And Mortgagees ................ 18

ARTICLE 8 Quiet Enjoyment ................................................ 21

ARTICLE 9 Assignment And Subletting ...................................... 21

ARTICLE 10 Compliance With Laws And Requirements Of Public Authorities ... 33

ARTICLE 11 Insurance ..................................................... 36

ARTICLE 12 Rules And Regulations ......................................... 40

ARTICLE 13 Tenant's Changes .............................................. 40

ARTICLE 14 Tenant's Property ............................................. 45

ARTICLE 15 Repairs And Maintenance ....................................... 47

ARTICLE 16 Electricity ................................................... 48

ARTICLE 17 Heat, Ventilating And Air-Conditioning ........................ 52

ARTICLE 18 Landlord's Other Services ..................................... 55

ARTICLE 19 Access, Changes In Building Facilities, Name .................. 59

ARTICLE 20 Notice Of Accidents ........................................... 62

ARTICLE 21 Non-Liability And Indemnification ............................. 62

ARTICLE 22 Destruction Or Damage ......................................... 63

ARTICLE 23 Eminent Domain ................................................ 66

ARTICLE 24 Surrender; Holdover ........................................... 67

ARTICLE 25 Conditions Of Limitation ...................................... 68

ARTICLE 26 Re-Entry By Landlord .......................................... 71

ARTICLE 27 Damages ....................................................... 71

ARTICLE 28 Waiver ........................................................ 73

ARTICLE 29 No Other Waivers Or Modifications ............................. 74

ARTICLE 31 Broker ........................................................ 77

ARTICLE 32 Notices ....................................................... 77

ARTICLE 33 Estoppel Certificate .......................................... 78

ARTICLE 34 Arbitration ................................................... 79

ARTICLE 35 No Other Representations, Construction, Governing Law, Consents 79

ARTICLE 36 Parties Bound ................................................. 81

ARTICLE 37 Certain Definitions And Construction .......................... 81

ARTICLE 38 Adjacent Excavation And Construction; Shoring; Vaults ......... 82

ARTICLE 39 Storage Space ................................................. 82

      TESTOMINIUM AND SIGNATURES ......................................... 85
      ACKNOWLEDGEMENTS ................................................... 86
      EXHIBIT A DESCRIPTION .............................................. 87
      EXHIBIT B FLOOR PLAN ............................................... 88
      EXHIBIT C PRELIMINARY PLAN ......................................... 89
      EXHIBIT D RULES AND REGULATIONS .................................... 93
      EXHIBIT E DEFINITIONS .............................................. 96
      EXHIBIT F CLEANING SPECIFICATIONS .................................. 99
      EXHIBIT G STORAGE SPACE FLOOR PLAN .................................101
      EXHIBIT H HVAC SPECIFICATIONS ......................................102
_________________________
     This Index is included only as a matter of convenience of reference and shall not be deemed or construed in any way to define or limit the scope of the following lease or the intent of any provision thereof.

                                   LEASE
                                   -----


     LEASE dated as of July 28, 2003, between NEW 1440 BROADWAY PARTNERS LLC

("Landlord"), a Delaware limited liability company, having an office c/o Max

Capital Management Corp., 230 Park Avenue, New York, New York 10169, and CACHE

INC. ("Tenant"), a Florida corporation having an office at 1460 Broadway, New

York, New York  10036.


                                 WITNESSETH:

                                  ARTICLE 1
                       Demise, Premises, Term, Rents

     1.01 Landlord hereby leases to Tenant, and Tenant hereby hires from Landlord, the premises hereinafter described, in the building located at 1440 Broadway, in the Borough of Manhattan, City, County and State of New York (hereinafter referred to as the "Building"), on the parcel of land more particularly described in Exhibit A (hereinafter referred to as the "Land"), for the term hereinafter stated, for the rents hereinafter reserved and upon and subject to the conditions (including limitations, restrictions and reservations) and covenants hereinafter provided. Each party hereby expressly covenants and agrees to observe and perform all of the conditions and covenants herein contained on its part to be observed and performed.

     1.02 The premises hereby leased to Tenant are a portion of the rentable area of the fifth (5th) floor of the Building, as shown on the floor plan annexed hereto as Exhibit B. Said premises together with all fixtures and equipment which at the commencement or during the Term (as hereinafter defined), are attached thereto (except items not deemed to be included therein and removable by Tenant as provided in Article 14) constitute and are hereinafter referred to as the "Demised Premises."

     1.03 The term of this lease (the "term" or "Term") for which the Demised Premises are hereby leased, shall commence on the date (the "Commencement Date") which shall be the earlier of (a) the date on which Tenant, or any person or entity claiming by, through or under Tenant, first occupies any portion of the Demised Premises for the transaction of business, and (b) the Substantial Completion Date (as hereinafter defined), and shall end at 5:00 p.m. on the last day of the calendar month in which occurs the day next preceding the tenth
(10th) anniversary of the Rent Commencement Date (as hereinafter defined)

(which ending date is hereinafter referred to as the "Expiration Date"), or shall end on such earlier date upon which said term may expire or be cancelled or terminated pursuant to any of the conditions or covenants of this lease or pursuant to law. Landlord agrees to use commercially reasonable efforts to cause the Commencement Date to occur by September 15, 2003. For purposes of this Section, "commercially reasonable efforts" shall mean an obligation to use reasonable commercial efforts and shall not be interpreted to (x) require Landlord to perform, or cause the performance of, Landlord's Work on an overtime basis or (y) engage or hire an increased number of contractors or other workers than the number of contractors or other workers that Landlord would normally engage or hire to perform Landlord's Work or (z) incur premium charges to accelerate deliveries of equipment or to accelerate the obtaining of any required permits or related approvals. Notwithstanding the foregoing, Landlord agrees to notify Tenant if Landlord cannot cause the Commencement Date to occur by September 15, 2003 unless it engages or hires an increased number of contractors as set forth in item (y) above or incurs premium charges as set forth in item (z) above and, if Tenant agrees to pay the aforesaid costs on behalf of Landlord, then Landlord agrees to so engage or hire an increased number of contractors and/or incur such premium charges. Promptly following the Commencement Date, the parties hereto (hereinafter sometimes referred to as the "parties") shall enter into a recordable supplementary agreement fixing the Commencement Date, the Substantial Completion Date and the Expiration Date, in form reasonably satisfactory to both parties, but either party's failure to execute or deliver such agreement shall in no way affect such dates. If the parties cannot agree on such dates, such dates shall be determined by arbitration in the manner provided in Article 34.

     1.04 The "rents" reserved under this lease, for the term thereof, shall be and consist of:

            (a)  fixed rent" of:

                 (i) $550,000.00 per year ($45,833.33 per month) during the period (the "First Rent Period") commencing on the Rent Commencement Date and ending on the day next preceding the fifth (5th) anniversary of the Rent Commencement Date, both dates inclusive; and

                 (ii) $590,000.00 per year ($49,166.67 per month) during the period (the "Second Rent Period") commencing on the date next succeeding the last day of the First Rent Period and continuing thereafter through the remainder of the initial term of this lease, all of which Tenant covenants and agrees to pay in equal monthly installments in advance on the first day of each and every calendar month during the term of this lease, (except that Tenant shall pay, upon the execution and delivery of this lease by Tenant, the sum of $45,833.33, to be applied against the first monthly installment(s) of fixed rent becoming due under this lease; and

            (b) "additional rent" consisting of all such other sums of money as shall become due from and payable by Tenant to Landlord hereunder (for default in payment of which Landlord shall have the same remedies as for a default in payment of fixed rent), all to be paid to Landlord at its office, or such other place, or to such agent and at such place, as Landlord may designate by notice to Tenant, in lawful money of the United States of America.

     1.05 Tenant shall pay the fixed rent and additional rent herein reserved promptly as and when the same shall become due and payable, without demand therefor and without any abatement, deduction, setoff or claim whatsoever except as expressly provided in this lease.

     1.06 If the Rent Commencement Date occurs on a day other than the first day of a calendar month, the fixed rent for such calendar month shall be prorated.

     1.07 Tenant acknowledges that it has no rights to any development rights, "air rights" or comparable rights appurtenant to the Land and Building, and consents, without further consideration, to any utilization of such rights by Landlord and agrees to promptly execute and deliver any instruments which may be requested by Landlord, including instruments merging zoning lots, evidencing such acknowledgment and consent. The provisions of this Section l.07 shall be deemed to be and shall be construed as an express waiver by Tenant of any interest Tenant may have as a "party in interest" (as such quoted term is defined in Section 12-10 Zoning Lot of the Zoning Resolution of the City of New
York) in the Land and Building.

     1.08 Each and every covenant contained in this Article shall be deemed separate and independent, and not dependent on any other term of this lease for the use and occupancy of the Demised Premises by Tenant, and the performance of any such term shall not be considered to be for rent or other payment for use of the Demised Premises. It is understood that the consideration for the covenants in this Article is the making of this lease, and the damages for failure to perform same shall be in addition to and separate and independent of the damages accruing by reason of default in observing any other term of this lease.

     1.09 For purposes of this lease, the term "Rent Commencement Date" shall mean the date which is six (6) months after the Commencement Date, it being agreed and understood that Tenant shall have no obligation to pay any fixed rent during the period from the Commencement Date through the date next preceding the Rent Commencement Date.

                                   ARTICLE 2
                                      Use

     2.01 (a) Tenant shall use and occupy the Demised Premises for executive, general and administrative offices, and a portion of the Demised Premises (not to exceed twenty-five (25%) percent thereof) may be used as a showroom in connection with Tenant's business, and for no other purpose.

            (b) Notwithstanding anything to the contrary contained above or elsewhere in this lease, but only to the extent permitted by the Certificate of Occupancy for the Building and applicable laws and/or requirements of public authorities and requirements of insurance bodies, portions of the Demised Premises may be used for the following: (i) installation and operation of one or more pantry areas for reheating of food but not for cooking, including microwave oven, dwyer unit, one or more refrigerators and other similar equipment and machines for the preparation and storage of food and beverages for Tenant's officers and directors, employees, staff and business visitors;
(ii) sale in the Demised Premises for Tenant's officers and directors, employees, staff and business visitors, by vending machines of any item the sale of which is not prohibited by law, whether by Tenant or third parties;
(iii) use of an area of the Demised Premises as a lunchroom for consumption of food and beverages by Tenant's officers and directors, employees, staff and business visitors; (iv) installation and operation in the Demised Premises of electronic data, computer and word processing equipment and similar business machines and printing and other reproducing equipment; and (v) installation and operation of communication equipment (such as telecopiers, telex and the like).

            (c) Notwithstanding anything in this lease to the contrary, Tenant covenants and agrees that during the term it will not use the Demised Premises or any portion thereof, or permit the Demised Premises or any portion thereof to be used, (i) for retail banking, trust company or safe deposit business;
(ii) as a retail commercial or savings bank, a trust company, a savings and loan association, a loan company, or a credit union; (iii) for the sale of travelers checks, money orders and/or foreign exchange; (iv) as a mailing address or telephone answering service; (v) by the United States Government, the City or State of New York, any foreign government, an autonomous governmental corporation, a trade mission, the United Nations or any agency or department of any of the foregoing, or any other person or entity having or who is entitled to, directly or indirectly, sovereign or diplomatic immunity or who is not subject to service of process in New York State or to the jurisdiction of both the State and Federal Courts located in New York State; (vi) as an employment agency, search firm or similar enterprise; (vii) for classrooms or as a school, teaching center (other than for employee training programs), learning center, studying center or vocational training center; (viii) as a diagnostic medical center and/or for the practice of medicine; or (ix) any use (other than the uses expressly permitted in subsections 2.01(a) and (b) above) which is prohibited under an existing lease for space in the Building, provided Tenant has been given notice of such prohibition, which notice may be given prior to, or after, the date on which such prohibited use is first conducted in the Demised Premises.

     2.02 If any governmental license or permit, other than a Certificate of Occupancy for the mere occupancy of the Demised Premises for the purposes set forth in Section 2.01(a), shall be required for the proper and lawful conduct of Tenant's business in the Demised Premises, or any part thereof, Tenant, at its expense, shall duly procure and thereafter maintain such license or permit and submit the same for inspection by Landlord. Tenant shall at all times comply with the terms and conditions of each such license or permit.

     2.03 Tenant shall not at any time use or occupy, or suffer or permit anyone to use or occupy, the Demised Premises, or do or permit anything to be done in the Demised Premises, in violation of the Certificate of Occupancy for the Demised Premises or for the Building or in violation of any laws and/or requirements of public authorities, any requirements of insurance bodies, or any superior mortgage or superior lease, provided, in the case of a superior mortgage or superior lease, Tenant has been given notice of the applicable prohibition or restriction contained therein, which notice may be given prior to, or after, the date on which the prohibited or restricted use or occupancy is first conducted in the Demised Premises. Landlord agrees that the mere use (as opposed to the manner of use) of the Demised Premises for the purposes expressly permitted under subsection 2.01(a) above shall not violate any of the foregoing.

                                 ARTICLE 3
                       Failure To Give Possession

     3.01 If the Demised Premises or any additional space to be included within the Demised Premises shall not be available for occupancy by Tenant on the specific date hereinbefore designated for the commencement of the term of this lease or for the inclusion of such space for any reason whatsoever, then this lease shall not be affected thereby but, in such case, said specific date shall be deemed to be postponed until the date when the Demised Premises or the additional space, as the case may be, shall be available for occupancy by Tenant, and Tenant shall not be entitled to possession of the Demised Premises or the additional space until the same are available for occupancy by Tenant; provided, however, Tenant shall have no claim against Landlord, and Landlord shall have no liability to Tenant by reason of any such postponement of said specific date, and the parties hereto further agree that any failure to have the Demised Premises or such additional space available for occupancy by Tenant on said specific date or on the Commencement Date shall in no way affect the obligations of Tenant hereunder nor shall the same be construed in any way to extend the term of this lease. This Section 3.01 shall be deemed to be an express provision to the contrary of Section 223-a of the Real Property Law of the State of New York and any other law of like import now or hereafter in force.

                                    ARTICLE 4
                    Preparation of the Demised Premises

     4.01 Tenant has fully inspected the Demised Premises and is satisfied with the condition thereof and except for Landlord's performance of "Landlord's Work" as hereinafter defined, Tenant agrees to accept possession of the Demised Premises in their "as is" condition.

     4.02   (a)   Landlord agrees that it shall, at its sole cost and expense
(except as may otherwise be expressly provided in subsection 4.02(d) below), perform the following items of work, as "Landlord's Work", utilizing Landlord's Building Standard materials, in accordance with the plan annexed hereto as Exhibit C (hereinafter referred to as the "Preliminary Plan"). Landlord at its expense, subject to the provisions of this Article 4 shall cause architectural working drawings and specifications (hereinafter referred to as the "Work Plans") to be prepared based upon the Preliminary Plan. Except as may otherwise be expressly provided herein, the costs to perform Landlord's Work shall include architect's fees, engineering fees, space planning fees, filing fees and expense and other typical "soft costs".

            (b) Landlord agrees to seek bids from three (3) reputable independent contractors in connection with the performance of Landlord's Work based upon the Work Plans. Landlord agrees to review the bids with Tenant and the parties will jointly select the contractor who will perform Landlord's Work based on the bids. If Landlord and Tenant cannot jointly agree on such contractor within five (5) days of receipt of the last of the bids, Landlord will accept the lowest bid among the three.

            (c)   Deleted prior to execution.

            (d) Tenant shall have the right to request that Landlord make revisions to the Work Plans (hereinafter referred to as the "Revisions") by delivering such Revisions to Landlord's architect with a copy delivered to Landlord. To the extent any Revisions increase the cost of Landlord's performance of Landlord's Work from the costs that Landlord would have incurred over and above the Building standard improvements as depicted on the Preliminary Plan (hereinafter referred to as "Landlord's Work Cost"), then such increase in Landlord's Work Cost shall be at Tenant's sole cost and expense and subject to Landlord's prior written approval, which shall not be unreasonably withheld or delayed. All Revisions to the Work Plans shall be made by Landlord's architect and shall be submitted to Tenant for its approval, which submission may be by hand delivery. In the event Tenant fails to respond to the submission within five (5) business days of receipt thereof, Tenant shall be deemed to have disapproved the Revisions and Landlord shall have no obligation with respect thereto. In the event the cost of the Revisions increases the cost of Landlord's Work above Landlord's Work Cost (hereinafter referred to as the "Increased Costs"), Tenant shall pay, as additional rent, within ten (10) days after request by Landlord (which request shall include a breakdown of such Increased Costs and back-up information with respect thereto) such Increased Costs. Tenant acknowledges that Landlord will not perform Landlord's Work until Landlord receives payment of such Increased Costs. Additionally, in the event
(i) any Revisions or Tenant's failure to pay when due the Increased Cost (or result in a delay by reason of Landlord's election not to perform Landlord's Work until such amounts are paid when due) or (ii) Tenant's failure to make the selections set forth in Section 4.02(a) when required, delay the substantial completion of Landlord's Work, Landlord's Work shall be deemed substantially complete as of the date it would otherwise have been completed but for such delay.

     4.03 Any other installations, materials or work other than Landlord's Work which may be undertaken by or for the account of Tenant to equip, decorate or furnish the Demised Premises for Tenant's occupancy (hereinafter referred to as "Tenant's Work") shall be performed by Tenant, at its sole cost and expense, in accordance with all the terms, covenants and conditions of this lease, including without limitation, Articles 13 and 14 hereof, as if such Tenant's Work was a "Tenant's Change" as defined in Article 13.

     4.04 Landlord's Work shall be deemed substantially complete notwithstanding the fact that minor or insubstantial details of construction, mechanical adjustment, or decoration remain to the performed, the noncompletion of which does not materially interfere with Tenant's use of the Demised Premises (hereinafter referred to as "Punch-List Items"). The date on which Landlord's Work is substantially completed or deemed to have been substantially completed is herein referred to as the "Substantial Completion Date". Landlord agrees to commence the performance of the Punch-List Items within fifteen (15) days of Tenant's request and diligently complete the same.

     4.05 If and when Tenant shall take actual possession of the Demised Premises to prepare the same for Tenant's occupancy or for the conduct of its business, it shall be conclusively presumed that the same were in satisfactory condition (except for latent defects) as of the date of such taking of possession, unless within thirty (30) days after taking such possession Tenant shall give Landlord notice specifying the respects in which the Demised Premises were not in satisfactory condition. To the extent available and obtainable in the normal and customary practice, Landlord will deliver and assign to Tenant any guarantees and warranties delivered by the contractors and suppliers performing or supplying materials, as the case may be, in connection with Landlord's Work, without any recourse against, or representation or warranty by, Landlord.

     4.06 In addition to Landlord's Work, Landlord shall cause the men's and women's lavatories on the fifth (5th) floor of the Building to be ADA (as defined in Section 10.04) compliant.

                                 ARTICLE 5
                           Adjustments Of Rent

     5.01   Tax Escalation.  For the purpose of this lease:

            (a) "Taxes" shall mean the real estate taxes and assessments and special assessments imposed upon the Building and the Land including, without limitation, any assessments for public improvement or benefit to the Building or Land, or the locality in which the Land is situated, such as Business Improvement District taxes and assessments. If at any time during the term of this lease the methods of taxation prevailing at the commencement of the term hereof shall be altered so that in lieu of or as an addition to or as a substitute for the whole or any part of the taxes, assessments, levies, impositions or charges now levied, assessed or imposed on real estate and the improvements thereon, there shall be levied, assessed or imposed (i) a tax, assessment, levy, imposition or charge wholly or partially as capital levy or otherwise on the rents received therefrom, or (ii) a tax, assessment, levy, imposition or charge measured by or based in whole or in part upon the Demised Premises and imposed upon Landlord, or (iii) a license fee measured by the rents payable by Tenant to Landlord, then all such taxes, assessments, levies, impositions or charges, or the part thereof so measured or based, shall be deemed to be included within the term "Taxes" for the purposes hereof. The term "Taxes" shall not include any income, franchise, transfer, inheritance, capital stock or other similar tax imposed on Landlord unless, due to a future change in the method of taxation, an income, franchise, transfer, inheritance, capital stock or other tax shall be levied against Landlord in substitution for any tax or increase therein which would otherwise constitute "Taxes", as defined in the first sentence of this subsection (a), in which event such income, franchise, transfer, inheritance, capital stock or other tax shall be deemed to be included in the term "Taxes" but any such income or similar tax shall be computed as if the Building and the Land were the only property of Landlord. If any assessment is paid by Landlord in installments, then only the installments paid by Landlord in a given Tax Year shall be included in "Taxes" for such Tax Year. If, by law, any assessment may be paid in installments but Landlord chooses not to pay same in installments, then, for the purposes of determining the Taxes for a given Tax Year: (i) such assessment shall be deemed to have been payable in the maximum number of installments permitted by law, and (ii) there shall be included in Taxes for each Tax Year the installments of such assessment that would have been payable during such Tax Year had Landlord elected to pay such assessment in the maximum number of installments, together with any interest thereon that would payable during such Tax Year. "Taxes" shall also include penalties and interest to the extent attributable to Tenant's failure to timely and properly pay the Tax Payment (as hereinafter defined) as required under this lease; but not penalties and interest attributable to any other tenant's or Landlord's failure to timely and properly pay Taxes.

            (b) "Base Tax Year" shall mean the 2003/2004 Tax Year and 2004/2005 Tax Year;

            (c) "Base Tax Rate" shall mean the average Taxes for the two (2) Tax Years comprising the Base Tax Year, as finally determined;

            (d) "Tax Year" shall mean the fiscal year for which Taxes are levied by the governmental authority;

            (e) "Tenant's Proportionate Share" shall mean 2.60%, which has been computed on the basis of a fraction, the numerator of which is the agreed rentable square foot area of the Demised Premises as set forth below, and the denominator of which is the agreed rentable square foot area of the Building as set forth below. The parties agree that the rentable square foot area of the Demised Premises shall be deemed to be 20,000 square feet, and that the agreed rentable square foot area of the Building shall be deemed to be 770,000 square feet (hereinafter referred to as the "Building Area").

            (f) "Tenant's Projected Share of Taxes" shall mean the Tax Payment (as hereinafter defined), if any, payable by Tenant for the immediately prior Tax Year divided by twelve (12) and payable monthly by Tenant to Landlord as additional rent.

     5.02 If the Taxes for any Tax Year shall be more than the Base Tax Rate, Tenant shall pay, as additional rent for such Tax Year, an amount (the "Tax Payment") equal to Tenant's Proportionate Share of the amount by which the Taxes for such Tax Year are greater than the Base Tax Rate. The Tax Payment and the Base Tax Rate shall be appropriately prorated, if necessary, to correspond with that portion of a Tax Year occurring within the term of this lease. The Tax Payment shall be payable by Tenant within fifteen (15) days after receipt of a demand from Landlord therefor (such demand being hereinafter referred to as a "Tax Statement"), which demand shall be accompanied by a copy of the tax bill or notice of assessment for the Tax Year in respect of which a Tax Payment is being demanded, together with Landlord's computation of the Tax Payment, but in no event shall Tenant be obligated to make the Tax Payment more than forty-five
(45) days prior to the date on which the corresponding Taxes are due to the taxing authority.

     5.03 Notwithstanding the fact that the Tax Payment is measured by an increase in Taxes, such increase is additional rent and shall be paid by Tenant as provided herein regardless of the fact that Tenant may be exempt, in whole or in part, from the payment of any taxes by reason of Tenant's diplomatic or other tax exempt status or for any other reason whatsoever.

     5.04 Only Landlord shall be eligible to contest the Taxes or the assessed valuation of the Building or the Land, or to institute tax reduction or other proceedings to reduce the Taxes or such assessed valuations, or to negotiate for a reduction in the such assessed valuations prior to the issuance of a notice of assessment or tax bill (all of the foregoing being collectively referred to as the "Tax Reduction Actions"). Landlord agrees to review the Taxes for each Tax Year occurring within the term of this lease and make a good faith determination as to whether or not Landlord shall formally or informally take any Tax Reduction Action. If Landlord takes any Tax Reduction Action, then Tenant shall pay to Landlord, within fifteen (15) days after Landlord's demand therefor, Tenant's Proportionate Share of the actual and out-of-pocket costs and expenses (including attorneys' fees and disbursements) incurred or paid by Landlord in taking the Tax Reduction Action (such costs and expenses being herein referred to as the "Tax Reduction Expenses"). If Landlord receives a refund of Taxes for any Tax Year in respect of which Tenant has made a Tax Payment, Landlord shall return to Tenant Tenant's Proportionate Share of such refund, less Tenant's Proportionate Share of the Tax Reduction Expenses attributable to such refund, except to the extent Tenant has already paid to Landlord Tenant's Proportionate Share of the Tax Reduction Expenses attributable to such refund.

     5.05 Commencing with the first Tax Year for which Landlord shall be entitled to receive a Tax Payment, Tenant shall pay to Landlord, as additional rent for the then Tax Year, and in addition to the Tax Payment for such Tax Year, Tenant's Projected Share of Taxes. Upon each date that a Tax Payment or an installment on account thereof shall be due from Tenant pursuant to the terms of Section 5.02 hereof, Landlord shall apply the aggregate of the installments of Tenant's Projected Share of Taxes then on account with Landlord against the Tax Payment or installment thereof then due from Tenant. In the event that such aggregate amount shall be insufficient to discharge such Tax Payment or installment, Landlord shall so notify Tenant in the Tax Statement, and the amount of Tenant's payment obligation with respect to such Tax Payment or installment pursuant to Section 5.02 shall be equal to the amount of the insufficiency. If, however, such aggregate amount shall be greater than the Tax Payment or installment, and Tenant shall not then be in default under this lease, then Landlord shall either (a) pay the amount of excess directly to Tenant concurrently with the giving of the Tax Statement, or (b) permit Tenant to credit the amount of such excess against the next payment of Tenant's Projected Share of Taxes due hereunder.

     5.06   (a)   Anything in this Article 5 to the contrary notwithstanding, in the event that the holder of any superior mortgage or the lessor of any superior lease (as such terms are defined in Section 7.01 hereof) shall require advance payments from Landlord on account of Taxes, then Tenant will pay Tenant's Proportionate Share of any amounts on account of Taxes required to be paid or deposited in advance by Landlord to or with the holder of the superior mortgage or the lessor of the superior lease to the extent that such payments made by Landlord exceed the Base Tax Rate. Any payments to be made by Tenant under this
Section 5.06(a) shall be made ten (10) days prior to the date Landlord is required to make such payments to the holder of the superior mortgage or the lessor of the superior lease, provided Landlord has given Tenant at least fifteen (15) days prior notice of such requirement;

            (b) Anything in Sections 5.01 through 5.06 to the contrary notwithstanding, in no event whatsoever shall the fixed rent be reduced below the fixed rent initially set forth in Section 1.04(a) hereof as same may be increased by provisions of this lease other than Sections 5.01 through 5.06.

     5.07   Expense Escalation.  For purposes of this lease:

            (a) "Operating Expenses" shall mean any or all expenses incurred by Landlord in connection with the operation, maintenance and repair of the Building, including all expenses incurred as a result of Landlord's compliance with any of its obligations hereunder and such expenses shall include: (i) salaries, wages, medical, surgical and general welfare benefits (including group life insurance), pension payments and other fringe benefits of employees of Landlord engaged in the operation and maintenance of the Building (the salaries and other benefits aforesaid of such employees servicing the Building shall be comparable to those of employees servicing buildings similar to the Building, located in the Borough of Manhattan); (ii) payroll taxes, worker's compensation, uniforms and dry cleaning for the employees referred to in subdivision (i); (iii) the cost of all charges for steam, heat, ventilation, air conditioning and water (including sewer rental) furnished to the public portions of the Building and/or used in the operation of all of the service facilities of the Building and the cost of all charges for electricity furnished to the public and service areas of the Building and/or used in the operation of all of the service facilities of the Building including any taxes on any of such utilities; (iv) the cost of all charges for rent, casualty, war risk insurance (if obtainable from the United States government) and of liability insurance for the Building; (v) the cost of all building and cleaning supplies for the common areas of the Building and charges for telephone for the Building; (vi) the cost of all charges for management, security, cleaning and service contracts for the Building; (vii) the cost of rentals of capital equipment designed to result in savings or reductions in Operating Expenses which costs shall not exceed the savings realized; (viii) the cost incurred , which are non-capital expenditures, in connection with the maintenance and repair of the Building; and (ix) expenditures for capital improvements (l) which under generally accepted accounting principles as applied to real estate practice are expensed or regarded as deferred expenses, or (2) which are required by any law enacted after the date of this lease or any amendment enacted after the date of this lease of any existing law, or (3) which are designed to result in a saving in the amount of Operating Expenses, in any of such cases the cost thereof shall be included in Operating Expenses for the Operational Year in which the costs are incurred and subsequent Operational Years, amortized on a straight line basis, over the useful life thereof as determined in accordance with generally accepted accounting principles consistently applied (except that, with respect to a capital improvement which is of the type specified in clause (3), such cost shall be amortized over such period of time as Landlord reasonably estimates such savings in Operating Expenses will equal Landlord's cost for such capital improvement but in no event in excess of the amount of savings actually realized in any Operational Year), with an interest factor in any of such cases equal to two (2%) percent above the Prime Rate (as hereinafter defined) at the time of Landlord's having incurred said expenditure. Landlord may use related or affiliated entities to provide services (including management services) or furnish materials for the Building provided that the rates or fees charged by such entities are reasonably competitive with those charged by unrelated or unaffiliated entities in the same area in the Borough of Manhattan as the Building, for the same services or materials. Provision in this lease for an expense to be Landlord's cost or expense (or sole cost or expense), or at Landlord's cost or expense (or sole cost or expense) shall not affect the inclusion thereof, to the extent provided above, in Operating Expenses. Operating Expenses shall exclude or have deducted from them, as the case may be, and as shall be appropriate:

                1. leasing and brokerage commissions in connection with leases of space in the Building;

                2. salaries, fringe benefits and other compensation of personnel above the grade of building manager;

                3. the cost of any electricity furnished to the Demised Premises or any other space leased in the Building;

                4. except as otherwise hereinabove provided, the cost of any repair or replacement, alteration, addition or change which is a capital expenditure under generally accepted accounting principles consistently applied;

                5. the cost of services provided to Tenant or any of the other tenants of the Building, including overtime HVAC, for which Landlord is directly compensated, or has the right to be directly compensated by Tenant or any other tenant of the Building (except pursuant to provisions similar in intent to Sections 5.07 through 5.11 hereof for the payment of a share of the costs of operating the Building), which are not included in fixed rent;

                6. the cost of repairs or replacements incurred by reason of insured fire or other casualty, or condemnation;

                7. advertising and promotional expenditures and any other expense incurred in connection with the renting of space;

                8. legal and other professional or consulting fees incurred in disputes with tenants, and legal, arbitration and auditing fees other than legal, arbitration and auditing fees reasonably incurred (a) in connection with the maintenance and operation of the Building or (b) in connection with the preparation of statements required pursuant to rental escalation provisions;

                9. depreciation of the Building, equipment or other improvements;

                10. mortgage or other interest and/or debt service, and/or financing and refinancing costs in connection with any loan, secured or unsecured; ground rents or any other payments under any superior leases;

                11. any initial construction work performed by, or at the expense of, Landlord for tenants, and tenant alteration work or change work, including any utilities, fees or services incurred in connection with the performance of such work;

                12. painting and decorating of areas to be occupied by tenants or licensees; special services (i.e., beyond the normal repair, maintenance and operating of the Building) provided without extra charge, beyond fixed rent, to some but not all tenants in the Building;

                13.  Taxes;

                14.  lease takeover costs and related expenses;

                15. any wages, salaries, fringe benefits and other compensation of Landlord's employees (except as set forth in Section 5.07(a)(i) and (ii) above) or any general and administrative overhead of Landlord;

                16. costs incurred with respect to a sale or purchase of all or any portion of the Building or any interest therein or in connection with the purchase or sale of any air or development rights;

                17. any interest, fine, penalty or other late charges payable by Landlord;

                18. the cost of removing, encapsulating or otherwise abating any asbestos or other hazardous materials in the Building except with respect to any materials which are determined to be hazardous after the date of this lease;

                19. franchise, income, transfer, gains, inheritance, personal property or other tax imposed on Landlord;

                20. the cost of the acquisition or installation of any sculpture, paintings or other objects of art in excess of amounts typically spent for such items in comparable buildings in the vicinity of the Building;

                21. the cost of performing work or furnishing services to or for any tenant other than Tenant, at Landlord's expense, to the extent such work or service is in excess of any work or service Landlord is obligated to provide to Tenant or generally to other tenants in the Building at Landlord's expense;

                22. amounts that would otherwise be included as an "Operating Expense" which are reimbursed to Landlord from insurance proceeds, provided, however, to the extent an amount that is so reimbursed from insurance proceeds is not reimbursed in the Operational Year in which the amount in question was included in "Operating Expenses", then at Landlord's option (1) the Operating Expenses and the Operating Expense Payment for the Operational Year in which the reimbursed amount in question was included in "Operating Expenses", shall be recalculated and the overpayment made by Tenant shall be credited against rent, or (2) the reimbursed amount shall be deducted from the then Operational Year's Operating Expenses, except that if Tenant would otherwise be entitled to any reimbursed amount during the last year of the term of this lease, Landlord shall refund such reimbursed amount to Tenant; and

                23. costs incurred to remedy violations of laws and/or requirements of public authorities that exist on the date of this lease or which arise by reason of the failure of Landlord (or Landlord's predecessor) to construct, maintain or operate the Building or any part thereof in compliance with such laws and/or requirements of public authorities (excluding the costs of permits and approvals to comply with laws and/or requirements of public authorities in the ordinary course of the operation of the Building).

            If during all or part of the Base Operational Year (as hereinafter defined) or any other Operational Year, Landlord shall not furnish any particular item(s) of work or service (which would otherwise constitute an Operating Expense hereunder) to office portions of the Building due to the fact that (i) such portions are not occupied or leased, (ii) such item of work or service is not required or desired by the tenant of such portion, or (iii) such tenant is itself obtaining and providing such item of work or service, then, for the purposes of computing Operating Expenses, the amount for such item and for such period shall be deemed to be increased by an amount equal to the additional costs and expenses which would reasonably have been incurred during such period by Landlord if it had at its own expense furnished such item of work or services to such portion of the Building or to such tenant.

            (b) "Operational Year" shall mean each calendar year during the Term hereof.

            (c)   "Base Operational Year" shall be calendar year 2004;

            (d) "Operating Expense Base" shall mean Operating Expenses for the Base Operational Year;

            (e) "Tenant's Projected Share of Operating Expenses" shall mean Tenant's Operating Expense Payment (as hereinafter defined), if any, for the prior Operational Year divided by twelve (12) and payable monthly by Tenant to Landlord as additional rent.

     5.08 After the expiration of the Base Operational Year, Landlord shall furnish Tenant a statement setting forth the aggregate amount of the Operating Expenses for the Base Operational Year. After the expiration of each Operational Year after the Base Operational Year, Landlord shall furnish Tenant a statement setting forth the aggregate amount of the Operating Expenses for such Operational Year. The statement furnished under this Section 5.08 is hereinafter referred to as an "Operating Statement."

     5.09 If the Operating Expenses for any Operational Year shall be more than the Operating Expense Base, Tenant shall pay, as additional rent for such Operational Year, an amount (the "Operating Expense Payment") equal to Tenant's Proportionate Share of the amount by which the Operating Expenses for such Operational Year are greater than the Operating Expense Base. The Operating Expense Payment shall be prorated, if necessary, to correspond with that portion of an Operational Year occurring within the Term of this lease. The Operating Expense Payment shall be payable by Tenant within fifteen (15) days after receipt of the Operating Statement.

     5.10 Commencing with the first Operational Year after Landlord shall be entitled to receive an Operating Expense Payment, Tenant shall pay to Landlord as additional rent for the then Operational Year, Tenant's Projected Share of Operating Expenses. If the Operating Statement furnished by Landlord to Tenant at the end of then Operational Year shall indicate that Tenant's Projected Share of Operating Expenses exceeded the Operating Expense Payment, then Landlord shall either (a) pay the amount of excess directly to Tenant concurrently with the notice or (b) permit Tenant to credit the amount of such excess against the subsequent payment of the Tenant's Projected Share of Operating Expenses due hereunder; if such Operating Statement furnished by Landlord to Tenant hereunder shall indicate that the Operating Expense Payment exceeded Tenant's Projected Share of Operating Expenses for the then Operational Year, Tenant shall pay the amount of such excess to Landlord within fifteen (15) days after Landlord furnishes such Operating Statement to Tenant.

     5.11 Every Operating Statement given by Landlord pursuant to Section 5.08 shall be conclusive and binding upon Tenant unless (i) within 120 days after the receipt of such Operating Statement Tenant shall notify Landlord that it disputes the correctness of the Operating Statement, specifying in reasonable detail either the particular respects in which, or the basis upon which, the Operating Statement is claimed to be incorrect, and (ii) if such dispute shall not have been settled by agreement, the parties shall submit the dispute to arbitration within ninety (90) days after Landlord's receipt of notice from Tenant that Tenant disputes the correctness of such Operating Statement. Landlord agrees, at no cost or expense to Landlord, to grant Tenant reasonable access to those books and records of Landlord relevant to such dispute (other than privileged materials) for the purpose of verifying Operating Expenses incurred by Landlord in the Operational Year in question and to have and make copies of any and all bills and vouchers relating to such dispute. Tenant agrees that Tenant will not employ, in connection with any review or dispute under this lease, any person who is to be compensated, in whole or in part, on a contingency fee basis. In connection with any such review, audit or dispute, Tenant and its representatives shall execute and deliver to Landlord a confidentiality agreement, in form and substance reasonably satisfactory to Landlord and Tenant, whereby such parties agree not to disclose to any third party any of the information obtained in connection with such review or audit, or the substance of any admissions or stipulations by any party in connection therewith, or of any resulting reconciliation, compromise or settlement.
Pending the determination of such dispute by agreement or arbitration as aforesaid, Tenant shall within fifteen (15) days after receipt of such Operating Statement, pay additional rent, if due, in accordance with the Operating Statement and such payment shall be without prejudice to Tenant's position. If the dispute shall be determined in Tenant's favor, Landlord shall, within fifteen (15) days after Tenant's demand therefor, pay Tenant the amount of Tenant's overpayment of the Operating Expense Payment, if any, resulting from compliance with the Operating Statement plus reasonable out-of-pocket costs actually paid by Tenant to the person who conducted the audit of Landlord's books and records on Tenant's behalf in connection with verifying the Operating Expenses for the Operational Year in question, but, as to such audit expenses, only if the actual overpayment by Tenant of the actual Operating Expense Payment (as opposed to any Tenant's Projected Share of Operating Expenses) exceeds two
(2) times the Operating Expense Payment so finally determined for the Operational Year in question.

     5.12 Landlord's failure during the lease term to prepare and deliver any of the demands, tax bills, notices of assessment, statements, other notices or other bills set forth in this Article 5, or Landlord's failure to make a demand, shall not in any way cause Landlord to forfeit or surrender its rights to collect any of the foregoing items of additional rent which may have become due during the term of this lease. Notwithstanding the foregoing, and except in the case where the term of this lease ends as a result of a default under any of the terms, covenants or conditions in this lease on Tenant's part to observe, perform or comply with, Landlord shall be deemed to have waived its right to claim any Tax Payment for any Tax Year occurring (in whole or in part) during the term of this lease if Landlord shall fail to render a Tax Statement with respect to any such Tax Years within three (3) years after the last day of the applicable Tax Year in question, and Landlord shall be deemed to have waived its right to claim any Operating Expense Payment for any Operational Year occurring (in whole or in part) during the term of this lease if Landlord shall fail to render an Operating Statement with respect to any such Operational Years within three (3) years after the last day of the applicable Operational Year in question.

                                  ARTICLE 6
                               Security Deposit

     6.01 Upon execution and delivery of this lease by Tenant, Tenant shall have deposited with Landlord the sum of $550,000.00 (the "Security Deposit Amount") by Letter of Credit (as hereinafter defined) as security for the faithful performance, observance and compliance with all of the terms, covenants and conditions of this lease on Tenant's part to perform, observe or comply with. In the event that Tenant defaults under any of the terms, covenants or conditions in this lease on Tenant's part to observe, perform or comply with (including, without limitation, the payment of any installment of fixed rent or any amount of additional rent), and fails to cure such default after the giving of any required notice and the expiration of any applicable cure period, then, to the extent required for the payment of any fixed rent, additional rent, or any other sums as to which Tenant is in default, or for any sum that Landlord reasonably may expend or may be required to expend by reason of any such default (including any damages or deficiency accrued before or after summary proceedings or other re-entry by Landlord), (a) Landlord may notify the Issuing Bank (as such term is defined in Section 6.03 hereof) and thereupon receive all or a portion of the monies represented by the said Letter of Credit and use, apply, or retain the whole or any part of such proceeds, or (b) in the event that Landlord is holding a cash security pursuant to Section 6.02 below, Landlord may use, apply, or retain the whole or any part of the cash security. In the event that Landlord applies or retains any portion or all of such cash security or the proceeds of such Letter of Credit or cash, or both, as the case may be, the amount not so used, applied or retained shall continue to be treated as Tenant's security deposit, and Tenant shall restore the amount so used, applied or retained within seven (7) days after Landlord's demand therefor, so that, at all times, the amount deposited shall be equal to the Security Deposit Amount, subject to increase and reduction as hereinafter provided. In the event that Tenant shall fully and faithfully comply with all of the material terms, provisions, covenants and conditions of this lease, that portion, if any, of the cash security or Letter of Credit, or both, as the case may be, not used, applied or retained shall be returned to Tenant within thirty (30) days after the Expiration Date and after delivery of possession of the entire Demised Premises to Landlord, in accordance with, and subject to, the applicable provisions of this lease.

     6.02 To the extent that the security deposited under this Article is a cash security deposit, Landlord agrees to deposit same into an interest bearing account in a bank or savings and loan association to be selected, from time to time, by Landlord in its sole discretion. Landlord agrees, further to hold said security in such an account for the entire term of this lease, subject, however, to the terms of Section 6.01 above with respect to the use, application or retention of such security. To the extent permitted by law, Tenant agrees that Landlord shall be entitled to receive and retain, as an administrative expense, a sum equal to one (1%) percent per annum upon such security, and Landlord shall have the right to withdraw such sum from time to time as Landlord shall determine in is sole discretion. The balance of the interest earned on such security shall, provided Tenant is not then in default under this lease, and to the extent that same shall not be used, applied or retained pursuant to the terms of Section 6.01 above, be paid to Tenant upon the request of Tenant, but not more than once during any calendar year of the term of this lease. Unless and until such interest shall be paid to Landlord and Tenant as herein provided, the same shall be held as a part of the security deposited by Tenant, subject to, and in accordance with, the terms of Section 6.01 above. Landlord shall not be required to credit any security with the interest for any period during which Landlord does not receive interest thereon.

     6.03   (a)   The letter of credit (the "Letter of Credit") to be delivered as security under this Article shall be satisfactory to Landlord in all respects:

                  (i)   shall be clean, irrevocable and unconditional;

                  (ii) shall be issued by and drawn upon a commercial bank which is a member of the New York Clearing House Association, Chase, N.A., Citibank, N.A., Fleet Bank, N.A. or HSBC (hereinafter referred to as the "Issuing Bank") and with offices for the purpose of drawing on the Letter of Credit in the City of New York;

                  (iii) shall have a term of not less than one year, be in form and content satisfactory to Landlord, be for the account of Landlord, be in the amount of the Security Deposit Amount, shall permit partial drawings, and shall provide that:

                        (A) The Issuing Bank shall pay to Landlord or its duly authorized representative an amount up to the face amount of the Letter of Credit upon presentation of only the Letter of Credit and a sight draft in the amount to be drawn

                        (B) The Letter of Credit shall be deemed to be automatically renewed, without amendment and without any final expiration date, for consecutive periods of one year each, unless the Issuing Bank sends written notice (hereinafter called the "Non-Renewal Notice") to Landlord by certified or registered mail, return receipt requested, not less than thirty (30) days next preceding the then expiration date of the Letter of Credit, that it elects not to have such Letter of Credit renewed; and

                        (C) The Letter of Credit shall be transferable by the beneficiary thereof; the Letter of Credit may be transferred as aforesaid from time to time, by the then beneficiary under the Letter of Credit; to effectuate a transfer under the Letter of Credit, the beneficiary must notify the Issuing Bank in a writing signed by an authorized signatory of beneficiary, of the name and address of the transferee and of the effective date of the transfer; and upon the Issuing Bank's receipt of such writing, the Issuing Bank will issue an amendment to the Letter Credit that changes the name and address of the beneficiary hereof and shall deliver the original of such amendment to the new beneficiary/transferee and a copy thereof to the prior beneficiary/transferor.

            (b) Landlord, after its receipt of the Non-Renewal Notice, shall have the right, exercisable by a sight draft only, to receive the moneys represented by the Letter of Credit, which moneys shall be held by Landlord as a cash deposit pursuant to the terms of this Article pending the replacement of such Letter of Credit.

     6.04 In the event of a sale or transfer of the Land or the Building, or the then Landlord's interest in the Land or the Building, or a leasing by the then Landlord of the Land or the Building or of Landlord's interest therein, Landlord shall have the right to transfer or assign such cash security or Letter of Credit, or both, as the case may be, to the vendee, transferee or lessee, and Landlord shall notify Tenant, by certified mail, return receipt requested, of such sale, transfer or lease, together with the name and address of such vendee, transferee or lessee, and, in accordance with Section 7-105 of the New York General Obligations Law, Landlord shall thereupon be released by Tenant from all liability for the return of such cash security or Letter of Credit. In such event, Tenant agrees to look solely to the new Landlord for the return of said cash security or Letter of Credit. It is agreed that the provisions hereof shall apply to every transfer or assignment made of said cash security or Letter of Credit to a new Landlord. In connection with the foregoing, Tenant, at no cost to Landlord, shall reasonably cooperate with Landlord and such vendee, transferee or lessee in connection with the transfer or assignment of such security or Letter of Credit, including, without limitation, executing and delivering, within ten (10) days after demand therefor, any and all instruments, certificates, agreements or other documents that Landlord, such vendee, transferee or lessee, the bank with which such security is deposited or the Issuing Bank may reasonably require.

     6.05 Tenant covenants that it will not assign or encumber, or attempt to assign or encumber, such cash security or Letter of Credit, and that neither Landlord nor its successors or assigns shall be bound by any such assignment, encumbrance, attempted assignment, or attempted encumbrance.

     6.06 In the event that at any time during the term of this lease Landlord, in Landlord's reasonable opinion, believes that circumstances have occurred indicating that the Issuing Bank may be incapable of, unable to, or prohibited from honoring the then existing Letter of Credit (hereinafter referred to as the "Existing L/C") in accordance with the terms thereof, then, upon the happening of either of the foregoing, Landlord may send written notice to Tenant (hereinafter referred to as the "Replacement Notice") requiring Tenant within forty-five (45) days to replace the Existing L/C with a new letter of credit (hereinafter referred to as the "Replacement L/C") from an Issuing Bank meeting the qualifications described in Section 6.03. Upon receipt of a Replacement L/C meeting the qualifications of Section 6.03, Landlord shall forthwith return the Existing L/C to Tenant. In the event that (a) a Replacement L/C meeting the qualifications of Section 6.03 is not received by Landlord within the time specified or (b) Landlord reasonably believes an emergency exists, then in either event, the Existing L/C may be presented for payment by Landlord and the proceeds thereof shall be held by Landlord in accordance with Sections 6.01 and 6.02 subject, however, to Tenant's right, at any time thereafter prior to a Tenant's default hereunder, to replace such cash security with a new letter of credit meeting the qualifications of Section 6.03.

     6.07   (a)   Notwithstanding anything set forth in this Article 6 to the contrary, and provided that Tenant has not defaulted in the payment of fixed rent and/or additional rent during the twelve (12) month period prior to each respective Annual Reduction Date (as hereinafter defined) and provided further that Tenant is not then in default in the observance or performance of Tenant's obligations under this lease which default continues after any required notice and the expiration of any applicable cure period and Landlord has not previously applied any such security in accordance with the provisions of this Article 6 which has not been restored by Tenant, then, commencing on the first (1st) anniversary of the Rent Commencement Date and on the following two (2) anniversaries thereafter of the Rent Commencement Date (hereinafter collectively referred to as the "Annual Reduction Dates" and individually as an "Annual Reduction Date"), the security deposit (whether in the form of cash or the Letter of Credit) shall be reduced, after ten (10) days' notice from Tenant to Landlord given not sooner than ten (10) days prior to each Annual Reduction
Date (hereinafter referred to as a "Reduction Notice"), by the sum of $137,500.00 on each Annual Reduction Date, but in no event shall the security deposit be reduced below the amount of $137,500.00. No failure by Tenant to give Landlord a Reduction Notice prior to any Annual Reduction Date shall operate to waive or discharge Landlord's obligation to so reduce the security deposit, but Landlord shall have no obligation to reduce the security deposit until twenty (20) days after Tenant shall give the Reduction Notice with respect to such Annual Reduction Date.

            (b) If Tenant has deposited the security deposit in cash, Landlord shall refund to Tenant the amounts by which the security deposit is reduced pursuant to this Section 6.07, on or after the applicable Annual Reduction Date within ten (10) days after receipt of the Reduction Notice. If Tenant has provided a Letter Of Credit, then, provided that Tenant tenders to Landlord a replacement Letter of Credit or an amendment to the Letter of Credit (which amendment or replacement must meet the applicable requirements set forth in
Section 6.02) for the appropriately reduced amount of the security deposit, Landlord shall exchange the Letter of Credit then held by Landlord for the replacement Letter of Credit tendered by Tenant, or execute the amendment, as applicable.

     6.08   Tenant's federal employer identification number is: 59-1588181.

                                  ARTICLE 7

              Subordination, Notice To Lessors And Mortgagees

     7.01 This lease, and all rights of Tenant hereunder, are and shall be subject and subordinate in all respects to all ground leases, overriding leases and underlying leases of the Land and/or the Building now or hereafter existing and to all mortgages which may now or hereafter affect the Land and/or the Building and/or any of such leases, whether or not such mortgages shall also cover other lands and/or buildings, to each and every advance made or hereafter to be made under such mortgages, and to all renewals, modifications, replacements and extensions of such leases and such mortgages and spreaders and consolidations of such mortgages. This Section shall be self-operative and no further instrument of subordination shall be required. In confirmation of such subordination, Tenant shall promptly execute and deliver any instrument that Landlord, the lessor of any such lease or the holder of any such mortgage or any of their respective successors in interest may reasonably request to evidence such subordination. In the event Tenant fails to execute and deliver to Landlord such instrument within fifteen (15) days of request therefor, Landlord may, but shall not be obligated to, execute such instrument for and on behalf of Tenant as its attorneys-in-fact. In acknowledgment thereof and if Tenant fails to execute and deliver any instruments required to carry out the intent of this Section 7.01 within five (5) days after notice from Landlord of Tenant's breach of its obligations set forth in this Section 7.01, then Tenant hereby appoints Landlord as its irrevocable attorney-in-fact coupled with an interest solely to execute and deliver any such instruments required to carry out the intent of this Section 7.01 on behalf of Tenant. The leases to which this lease is, at the time referred to, subject and subordinate pursuant to this Article are hereinafter sometimes referred to as "superior leases" and the mortgages to which this lease is, at the time referred to, subject and subordinate are hereinafter sometimes referred to as "superior mortgages" and the lessor of a superior lease or its successor in interest at the time referred to is sometimes hereinafter referred to as a "lessor".

     7.02 In the event of any act or omission of Landlord that would give Tenant the right, immediately or after lapse of a period of time, to cancel or terminate this lease, or to claim a partial or total eviction, or entitle Tenant to any abatement or offset against the payment of rent, Tenant shall not exercise such right (i) until it has given written notice of such act or omission or the accrual of such claim or right, to the holder of each superior mortgage and the lessor of each superior lease whose name and address shall previously have been furnished to Tenant, and (ii) unless such act or omission shall be one which is not capable of being remedied by Landlord or such mortgage holder or lessor within a reasonable period of time, until a reasonable period for remedying such act or omission shall have elapsed following the giving of such notice and following the time when such holder or lessor shall have become entitled under such superior mortgage or superior lease, as the case may be, to remedy the same (which reasonable period shall in no event be less than the period to which Landlord would be entitled under this lease or otherwise, after similar notice, to effect such remedy, but no more than sixty (60) days after the date such holder or lessor receives such notice (except to the extent it is entitled under this lease or otherwise to more than sixty (60) days)), provided such holder or lessor shall with due diligence give Tenant written notice of intention to, and commence and continue to remedy such act or omission.

     7.03 If the lessor of a superior lease or the holder of a superior mortgage shall succeed to the rights of Landlord under this lease, whether through possession or foreclosure action or delivery of a new lease or deed, or if a superior lease shall terminate or be terminated for any reason, then, at the election and upon demand of the party so succeeding to Landlord's rights, as the successor owner of the property of which the Demised Premises is a part, or as the mortgagee in possession thereof, or otherwise (such party, owner or mortgagee being herein sometimes called the "successor landlord"), Tenant shall attorn to and recognize such successor landlord as Tenant's landlord under this lease, and shall promptly execute and deliver any instrument that such successor landlord may reasonably request to evidence such attornment. Upon such attornment, this lease shall continue in full force and effect as, or as if it were, a direct lease between the successor landlord and Tenant, upon all of the executory terms, conditions and covenants as are set forth in this lease and shall be applicable after such attornment, except that the successor landlord shall not be:

            (a) liable for any previous act or omission of Landlord (or its predecessor in interest) under this lease, except for default of the Landlord under this lease that are continuing after the successor landlord becomes the Landlord under this lease;

            (b) subject to any credits, offsets, claims, counterclaims, demands or defenses which Tenant may have against Landlord (or its predecessors in interest) except for offsets and defenses that are expressly set forth in this lease;

            (c) (except to the extent the lessor of a superior lease or holder of a superior mortgage (before becoming a successor landlord) otherwise expressly agreed in writing, either in such superior lease or superior mortgage) bound by any previous modification of this lease or by any previous prepayment of more than one month's fixed rent, unless such modification or prepayment shall have been expressly approved in writing by the lessor of the superior lease or the holder of the superior mortgage through or by reason of which the successor landlord shall have succeeded to the rights of Landlord under this lease;

            (d) bound by any covenant to undertake or complete any construction of the Demised Premises or any portion thereof or pay for or reimburse Tenant for any costs incurred in connection with such construction;

            (e) required to account for any security deposit of Tenant other than any security deposit actually delivered to the successor landlord by Landlord;

            (f) liable for the obligations of Landlord under this lease for any period of time other than such period as such successor landlord holds such interest;

            (g) responsible for any monies owing by Landlord to the credit of Tenant; and

            (h) bound by any obligation to make any payment to Tenant or grant or be subject to any credits other than any payment, grant or credits which accrue after the successor landlord becomes the Landlord under this lease.

The foregoing provisions shall inure to the benefit of any successor landlord, shall apply to the tenancy of Tenant notwithstanding that this lease may terminate upon the termination of the superior lease, and shall be self-operative upon any such demand, without requiring any further instrument to give effect to said provisions. Tenant, however, upon demand of any successor landlord, agrees to execute, from time to time, an instrument in confirmation of the foregoing provisions, reasonably satisfactory to such successor landlord and Tenant, in which Tenant shall acknowledge such attornment. Nothing contained in this Section shall be construed to impair any right, privilege or option of any successor landlord (except as otherwise expressly set forth in Section 7.03) or, except as otherwise provided in this lease, to impair any right, privilege or option of Tenant.

     7.04 If, in connection with obtaining financing or refinancing for the Building, or Landlord's estate and interest therein, a lender shall request reasonable modifications to this lease as a condition to such financing or refinancing, Tenant will not withhold, delay or defer its consent thereto, provided that such modifications do not increase the obligations of Tenant hereunder (except, perhaps, to the extent that Tenant may be required to give notices of any defaults by Landlord to such lender), or adversely affect Tenant's rights or remedies under this lease or affect the leasehold interest hereby created.

     7.05 Landlord represents and warrants that, as of the date hereof, the holder of the superior mortgage is Wells Fargo Bank Minnesota, N.A., as Trustee for the Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2003-TFL1 (hereinafter referred to as the "Existing Mortgagee").

     7.06 Notwithstanding anything contained in this Article to the contrary, but provided that the Tenant named herein is the then Tenant hereunder, and such Tenant then leases at least ninety (90%) percent of the rentable area of the Demised Premises, Landlord (a) shall use commercially reasonable efforts to obtain and deliver to Tenant a Subordination, Non-Disturbance and Attornment Agreement (hereinafter referred to as an "SNDA") for the benefit of Tenant from the Existing Mortgagee and (b) shall obtain and deliver to Tenant an SNDA for the benefit of Tenant from the holder of each new superior mortgage that becomes effective after the date hereof and from the lessor under each superior lease that becomes effective after the date hereof, which SNDA shall be in form and substance reasonably satisfactory to such holder of each new superior mortgage and such lessor under each superior lease and which shall not reduce any rights afforded to Tenant under this lease. If Tenant fails to execute, acknowledge or deliver to Landlord or to such holder or lessor such SNDA within thirty (30) days after Landlord's delivery of same to Tenant, whether or not such holder or lessor has already executed same, Landlord shall be deemed to have fulfilled all of its obligations under this Section with respect to obtaining an SNDA from such holder or lessor, as the case may be. For the purposes of this Section, "commercially reasonable efforts" shall mean an obligation to use reasonable commercial efforts, and shall not be interpreted to require Landlord to enter into any agreement or undertaking to pay or otherwise confer or to actually pay or otherwise confer anything of value to or for the benefit of a third-party (including, without limitation, such holder or lessor), to guarantee any obligation, or to otherwise modify any of its obligations under such superior mortgage or superior lease. Landlord's failure or inability to obtain or deliver to Tenant an SNDA (despite using such commercially reasonable efforts) shall not be a default by Landlord, shall not entitle Tenant to exercise any rights or remedies whatsoever and shall in no event affect this lease or Tenant's obligations hereunder. Notwithstanding the foregoing, if any superior lessor or the holder of a superior mortgage requires Landlord to pay a fee solely for the preparation, negotiation and execution of any such SNDA (including reimbursement of actual legal and other fees), Landlord shall so notify Tenant and if Tenant agrees to pay the aforesaid fee on behalf of Landlord and such payment by Tenant is acceptable to such holder of the superior mortgage or to such superior lessor, then Landlord agrees to obtain and deliver to Tenant an SNDA.

                                  ARTICLE 8
                               Quiet Enjoyment

     8.01 So long as no Event of Default exists, Tenant shall peaceably and quietly have, hold and enjoy the Demised Premises subject, nevertheless, to the obligations, terms, covenants and conditions of this lease and, as provided in
Article 7, to the superior leases and the superior mortgages.


                                  ARTICLE 9
                           Assignment And Subletting

     9.01   (a)   Except as may otherwise be expressly set forth herein, Tenant, for itself, its heirs, distributees, executors, administrators, legal representatives, successors and assigns, expressly covenants that it shall not assign, mortgage, or encumber this lease or any of its rights or estates hereunder, sublet the Demised Premises or any part thereof, or suffer, or permit, the Demised Premises, or any part thereof, to be used or occupied by others, without the prior written consent of Landlord in each instance. If this lease be assigned, or if the Demised Premises or any part thereof be sublet or occupied by anybody other than Tenant, Landlord may, after default by Tenant, collect rent from the assignee, subtenant, or occupant, and apply the net amount collected to the rent herein reserved, but no assignment, subletting, occupancy, or collection shall be deemed a waiver of the provisions hereof, the acceptance of the assignee, subtenant, or occupant as tenant, or a release of Tenant from the further performance by Tenant of covenants on the part of Tenant herein contained. Landlord's consent to an assignment or subletting shall not, in any wise, be construed to relieve Tenant from obtaining Landlord's express written consent to any further assignment or subletting. In no event shall any permitted sublessee assign or encumber its sublease, further sublet all or any portion of its sublet space, or otherwise suffer or permit the sublet space, or any part thereof, to be used or occupied by others, without Landlord's prior written consent in each instance.

            (b) As used in this Article, except in the definition of the term "Related Entity," the word "control," (including the derivations of the word "control," such as "controlling" "controlled by" or "under common control with" or words of like import) shall mean: (i) ownership of more than 50% of the outstanding voting capital stock of a corporation or more than 50% of the beneficial interests of any other entity or (ii) the ability effectively to
                                         --
control or direct the business decisions of such corporation or entity. The term "Related Entity" shall mean an entity which controls, is controlled by or is under common control with Tenant, which for purposes hereof shall mean (x) ownership by Tenant of more than 50% of the outstanding voting capital stock of a corporation or more than 50% of the beneficial interests of any other entity and (y) the ability to effectively control or direct the business decisions of such corporation or entity.

     9.02 If Tenant shall, at any time or times during the term of this lease, desire to assign this lease or sublet all or part of the Demised Premises, Tenant shall give notice thereof to Landlord, which notice (the "A/S Notice") shall be accompanied by: (i) a conformed or photostatic copy of the proposed assignment or sublease, the effective or commencement date of which shall be not less than thirty (30) nor more than 180 days after the giving of such notice;
(ii) a statement setting forth, in reasonable detail, the identity of the proposed assignee or subtenant, the nature of its business and its proposed use of the Demised Premises; and (iii) current financial information with respect to the proposed assignee or subtenant, including its most recent financial report. In the case of a proposed assignment, the entire Demised Premises shall be referred to as the "Leaseback Space," and in the case of a proposed subletting, the portion of the Demised Premises that Tenant desires to sublet shall be referred to as the "Leaseback Space." In lieu of the conformed or photostatic copy of the proposed sublease described in clause (i) hereof, the A/S Notice may be accompanied by a term sheet or letter of intent (the "Sublease Term Sheet"), duly executed by both Tenant and the proposed subtenant, which sets forth (A) the commencement date and the expiration date of the proposed subletting, (B) the annual rental payable during the term of the proposed subletting, (C) all material items of additional rent payable under, or with respect to, the proposed sublease, including, without limitation, any additional rent related to increases in real estate taxes or operating expenses for the Building, increases in any price index or wage or labor rate, and any sprinkler or water charges, (D) the amount and form of any security to be deposited by the proposed subtenant, (E) the dollar amount of any work which Tenant is willing to perform or pay for in the Leaseback Space, (F) any concession or free rent period applicable to the proposed subletting, (G) all other material terms and conditions of the proposed subletting, and (H) if the Leaseback Space is not the entire Demised Premises, the rentable area of the Leaseback Space and a floor plan thereof. To the extent a proposed assignment or sublease requires Landlord's prior written consent, then each A/S Notice given to Landlord shall be deemed an offer from Tenant to Landlord whereby Landlord (or Landlord's designee) may, at its option (hereinafter referred to as "Landlord's Option"),
(x) sublease the Leaseback Space from Tenant upon the terms and conditions hereinafter set forth (if the proposed transaction is a sublease of all or part of the Demised Premises and the proposed subletting is not for all (or substantially all) of the balance of the term of this lease), (y) terminate this lease (if the proposed transaction is an assignment or a sublease of all or substantially all of the Demised Premises for a term expiring within the last fifteen (15%) of the then balance of the term of this lease), or (z) terminate this lease with respect to the Leaseback Space (if the proposed transaction is a sublease of part of the Demised Premises for a term expiring within the last fifteen (15%) of the then balance of the term of this lease). Landlord's Option may be exercised by Landlord by notice to Tenant at any time during the twenty
(20) day period (the "A/S Review Period") commencing on the date (the "A/S Notice Date") that Landlord has received the A/S Notice and all of the documentation and information described in this Section 9.02; and through the last day of the A/S Review Period Tenant shall not assign this lease nor sublet such space to any person.

            (b) In the event that Landlord exercises the Landlord's Option described in clause (x) of Section 9.02(a) above in accordance with the provisions of said Section 9.02(a) and within twelve (12) months thereof, Landlord re-leases (herein, the "Succeeding Lease") the Leaseback Space or any portion thereof (the "ReLet Space"), to any other person, party or entity (herein, the "Succeeding Tenant"), then Landlord agrees to pay to Tenant the "Shared Excess" (as such term is hereinafter defined), if any, with respect to the ReLet Space, subject to and in accordance with the provisions hereinafter contained. As used herein, the "Shared Excess" shall mean fifty (50%) percent of the amount by which (1) the fixed rent and additional rent payable and actually paid by the Succeeding Tenant pursuant to the Succeeding Lease for the ReLet Space for the portion of the term thereof corresponding to the remainder of the term of this lease (but not beyond the term of the Takeback Sublease (as hereinafter defined) exceeds (2) the fixed rent and additional rent payable by Tenant as set forth in this lease for the corresponding part of the term with respect to the ReLet Space (the difference between (1) and (2) being herein called the "Overage"), after (3) Landlord has recovered Landlord's reasonable and customary expenses, including without limitation, for brokerage commissions, advertising expenses, attorneys' fees and construction and design allowances, payments on account of work and/or contributions to prepare the ReLet Space for the Succeeding Tenant's occupancy (including the costs incurred by Landlord in physically separating the ReLet Space from the balance of the Demised Premises), as well as Landlord's lost income in rent concessions or due to vacancy, all of which shall be charged against the first Overage actually received by Landlord until fully recovered. The Shared Excess for the ReLet Space shall continue to be paid for so long as the Overage is being received by Landlord, provided, however, that no Shared Excess shall be required to be paid and no Overage shall apply at any time after the term of this lease would have expired pursuant to its own terms. Any payment to be made by Landlord to Tenant pursuant to this Section shall be payable solely out of the Overage, if any, if, as and when actually received by Landlord to the extent attributable to the ReLet Space and to the portion of the term of the Succeeding Lease corresponding to what would have been otherwise unexpired term of this lease and shall be subject to the condition that there shall not have been any uncured default by Tenant in observing or performing any of the terms, covenants and conditions of this lease. If at the time Landlord would otherwise be obligated to make a payment under this Section, but for the fact that at such time Tenant is in breach or default of any of the terms, covenants and conditions of this lease on Tenant's part to observe, perform or comply with, Landlord shall become obligated to make such payment when such breach or default is cured, provided Landlord accepts such cure and does not terminate this lease as a result of such default, and provided further the other conditions to Landlord's obligation to make such payment remain satisfied.

     9.03   (a)   If Landlord exercises Landlord's Option to terminate this
lease in the case where Tenant desires either to assign this lease or sublet all or substantially all of the Demised Premises, then this lease shall end and expire on the date that such assignment or sublet was to be effective or commence, as the case may be, and the fixed rent and additional rent shall be paid and apportioned to such date.

            (b) If Landlord exercises Landlord's Option to terminate this lease in part in any case where Tenant desires to sublet part of the Demised Premises, then, (i) this lease shall end and expire with respect to such part of the Demised Premises on the date that the proposed sublease was to commence; and (ii) from and after such date the fixed rent and Tenant's Proportionate Share shall be adjusted, based upon the proportion that the rentable area of the Demised Premises remaining bears to the total rentable area of the Demised Premises.

     9.04   (a)   If Landlord exercises Landlord's Option to sublet the
Leaseback Space, such sublease (a "Takeback Sublease") to Landlord or its designee (as subtenant) shall be at the lower of (i) the rental rate per rentable square foot of fixed rent and additional rent then payable pursuant to this lease and (ii) the rentals set forth in the proposed sublease or in the Sublease Term Sheet, as the case may be, and shall be for the same term as that of the proposed subletting, and such sublease shall:

                  (v) be expressly subject to all of the covenants, agreements, terms, provisions and conditions of this lease except such as are irrelevant or inapplicable, and except as otherwise expressly set forth to the contrary in this Section;

                  (w) be upon the same terms and conditions as those contained in the proposed sublease, or in the Sublease Term Sheet, as the case may be, except such as are irrelevant or inapplicable and except as otherwise expressly set forth to the contrary in this Section;

                  (x) give the sublessee the unqualified and unrestricted right, without Tenant's permission, to assign such sublease or any interest therein and/or to sublet the Leaseback Space or any part or parts of the Leaseback Space and to make any and all changes (Landlord hereby agreeing that Tenant shall not be obligated to remove or restore any such changes, alterations, decorations, installations or improvements), alterations, decorations, installations and improvements in the space covered by such sublease and if the proposed sublease will result in all or substantially all of the Demised Premises being sublet, grant Landlord or its designee the option to extend the term of such sublease for the balance of the term of this lease less one (1) day;

                  (y) provide that any assignee or further subtenant, of Landlord or its designee, may, at the election of Landlord, be permitted to make changes, alterations, decorations, installations and improvements in the Leaseback Space or any part thereof and shall also provide in substance that any such changes, alterations, decorations, installations and improvements in the Leaseback Space therein made by any assignee or subtenant of Landlord or its designee may be removed, in whole or in part, by such assignee or subtenant, at its option, prior to or upon the expiration or other termination of such sublease provided that such assignee or subtenant, at its expense, shall repair any damage and injury to that portion of the Leaseback Space so sublet caused by such removal (Landlord hereby agreeing that Tenant shall not be obligated to remove or restore any such changes, alterations, decorations, installations or improvements); and

                  (z) also provide that (A) the parties to such sublease expressly negate any intention that any estate created under such sublease be merged with any other estate held by either of said parties, (B) any assignment or subletting by Landlord or its designee (as the subtenant) may be for any purpose or purposes that Landlord, in Landlord's uncontrolled discretion, shall deem suitable or appropriate, (C) Tenant, at Tenant's expense, shall and will at all times provide and permit reasonably appropriate means of ingress to and egress from the Leaseback Space so sublet by Tenant to Landlord or its designee, and (D) that at the expiration of the term of such sublease, Tenant will accept the space covered by such sublease in its then existing condition, subject to the obligations of the sublessee to make such repairs thereto as may be necessary to preserve the premises demised by such sublease in good order and condition.

            (b) If Landlord exercises Landlord's Option to sublet the Leaseback Space, then:

                  (i) Landlord shall indemnify and save Tenant harmless from all obligations under this lease as to the Leaseback Space during the period of time it is so sublet to Landlord;

                  (ii) Performance by Landlord, or its designee, under a sublease of the Leaseback Space shall be deemed performance by Tenant of any similar obligation under this lease and any default under any such sublease shall not give rise to a default under a similar obligation contained in this lease, nor shall Tenant be liable for any default under this lease or deemed to be in default hereunder if such default is occasioned by or arises from any act or omission of the tenant under such sublease or is occasioned by or arises from any act or omission of any occupant holding under or pursuant to any such sublease; and

                  (iii) Tenant shall have no obligation, at the expiration or earlier termination of the term of this lease, to remove any alteration, installation or improvement made in the Leaseback Space by Landlord (or its designee).

     9.05   In the event that Tenant complies with the provisions of Section
9.02 and Landlord does not exercise any Landlord's Option within the A/S Review Period, and provided that no Event of Default then exists, Landlord's consent (which must be in writing and in form reasonably satisfactory to Landlord) to the proposed assignment or sublease shall not be unreasonably withheld, conditioned or delayed, provided and upon the condition that:

            (a) In Landlord's reasonable judgment the proposed assignee or subtenant is engaged in a business and the Demised Premises, or the relevant part thereof, will be used in a manner which (i) is in keeping with the then standards of the Building, (ii) is limited to the use expressly permitted under this lease, and (iii) will not violate any negative covenant as to use contained in any other lease of space in the Building, Landlord agreeing to advise Tenant of any such negative covenants promptly upon request;

            (b) the proposed assignee or subtenant is a reputable person of good character and with sufficient financial worth considering the responsibility involved, and Landlord has been furnished with reasonable proof thereof;

            (c) if, on the date that Landlord receives the A/S Notice, Landlord, in Landlord's reasonable determination, has available for leasing, or expects to have available for leasing during the six (6) month period commencing on such date, space in the Building that is comparable in size to the Demised Premises (in the case of a proposed assignment by Tenant) or comparable in size to the portion of the Demised Premises that Tenant desires to sublet (in the case of a proposed subletting by Tenant), neither (i) the proposed assignee or sublessee nor (ii) any person that, directly or indirectly, controls, is controlled by, or is under common control with, the proposed assignee or sublessee or any person who controls the proposed assignee or sublessee, is then an occupant or tenant of any part of the Building;

            (d) if, on the date that Landlord receives the A/S Notice, Landlord, in Landlord's reasonable determination, has available for leasing, or expects to have available for leasing during the six (6) month period commencing on such date, space in the Building that is comparable in size to the Demised Premises (in the case of a proposed assignment by Tenant) or comparable in size to the portion of the Demised Premises that Tenant desires to sublet (in the case of a proposed subletting by Tenant), the proposed assignee or sublessee is not a person with whom Landlord is then, or shall have been during the previous six (6) month period, negotiating to lease space in the Building;

            (e) the proposed assignment agreement or sublease agreement, as the case may be, shall be in form reasonably satisfactory to Landlord and shall comply with the applicable provisions of this Article;

            (f) at no time shall there be more than three (3) occupants or entities occupying the Demised Premises, in all cases including Tenant and Landlord (or its designee);

            (g) the rental and other terms and conditions of the assignment or sublease are in all material respects the same as those contained in the proposed assignment or sublease furnished to Landlord pursuant to Section 9.02 or in the Sublease Term Sheet, as the case may be;

            (h) Tenant shall not have: (i) advertised or publicized to the public in any way the availability of the Demised Premises without prior notice to, and approval by, Landlord, which approval shall not be unreasonably withheld or delayed, nor shall any advertisement state the name (as distinguished from the address) of the Building or the proposed rental, or (ii) listed the Demised Premises for subletting or assignment at a rental rate less than the fixed rent and additional rent at which Landlord is then offering to lease other space in the Building;

            (i) the proposed assignment agreement or sublease agreement, as the case may be, shall not allow the use of the Demised Premises or any part thereof for any purpose that is not expressly permitted under this lease, subject to all of the terms, covenants restrictions and limitations set forth in this lease; and

            (j) the proposed assignee or sublessee is not a person entitled, directly or indirectly, to diplomatic or sovereign immunity or is not subject to service of process in New York State or to the jurisdiction of the State and Federal Courts located in New York State; and

            (k) the sublease shall not provide for an option on behalf of the subtenant thereunder to extend or renew the term of such sublease beyond the date which is one (1) day prior to the last day of the term of this lease.

If within seventeen (17) days after the A/S Notice Date, Landlord fails to respond to Tenant's request for Landlord's consent to the proposed assignment or subletting (whether by granting or denying such consent or by requesting any of the additional information or documentation to which Landlord is entitled under this Article 9), Tenant may give to Landlord a second (2nd) notice notifying Landlord that if within three (3) days after Landlord's receipt of such second (2nd) notice Landlord fails to respond to Tenant's request for such consent, such failure shall be deemed the granting of such consent. Thereafter, if Landlord fails to respond to Tenant's request for such consent within such three (3) day period, such consent shall be deemed given, but only to the proposed assignment or subletting in question.

     9.06 (a) Tenant shall reimburse Landlord within fifteen (15) days after Landlord's demand, and as additional rent, for all reasonable and actual out-of-pocket costs and expenses that may be incurred or paid by Landlord in connection with all proposed assignments and sublettings, including, without limitation, the costs of making investigations as to the acceptability of the proposed assignee or subtenant, and legal costs incurred in connection with the reviewing of the proposed assignment or subletting and all of the documents and other information related thereto (which costs and expenses Tenant covenants and agrees to reimburse to Landlord regardless of whether Landlord consents to the proposed assignment or sublease or whether such consent is required hereunder).

            (b) In the event that (i) Landlord fails to exercise any Landlord's Option and consents to a proposed assignment or sublease and (ii) Tenant fails to execute and deliver the assignment or sublease to which Landlord consented within 120 days after the giving of such consent, then Tenant shall again comply with all of the provisions and conditions of Section 9.02, before assigning this lease or subletting all or part of the Demised Premises.

     9.07 Except for any subletting by Tenant to Landlord or its designee pursuant to the provisions of this Article, each subletting pursuant to this Article shall be subject to all of the covenants, agreements, terms, provisions and conditions contained in this lease. Notwithstanding any subletting and/or acceptance of rent or additional rent by Landlord from any subtenant, Tenant, except as otherwise expressly provided in Section 9.04 above, shall and will remain fully liable for the payment of the fixed rent and additional rent due, and to become due, hereunder, for the performance of all of the covenants, agreements, terms, provisions and conditions contained in this lease on the part of Tenant to be performed and for all acts and omissions of any licensee, subtenant, or any other person claiming under or through any subtenant that shall be in violation of any of the obligations of this lease, and any such violation shall be deemed to be a violation by Tenant. Tenant further agrees that, notwithstanding any such subletting, no other and further subletting of the Demised Premises by Tenant, or any person claiming through or under Tenant (except as provided in Section 9.04), shall, or will, be made, except upon compliance with, and subject to, the provisions of this Article. If Landlord shall decline to give its consent to any proposed assignment or sublease, or if Landlord shall exercise any of its options under Section 9.02, Tenant shall indemnify, defend and hold Landlord harmless from and against any and all losses, liabilities, damages, costs and expenses (including reasonable counsel fees) resulting from any claims that may be made against Landlord by the proposed assignee or subtenant or by any brokers or other persons claiming a commission or similar compensation in connection with the proposed assignment or sublease.

     9.08 With respect to each and every sublease or subletting, whether or not consent is required under this Article, it is further agreed that:

            (a) no subletting shall be for a term ending later than one day prior to the expiration date of this lease;

            (b) no sublease shall be valid, and no subtenant shall take possession of the Demised Premises or any part thereof, until a true, complete, fully-executed counterpart of such sublease has been delivered to Landlord; and

            (c) each sublease shall provide that it is subject and subordinate to this lease and to the matters to which this lease is or shall be subordinate, and that, in the event of termination, re-entry, or dispossess by Landlord under this lease, Landlord may, at its option, take over all of the right, title and interest of Tenant as sublandlord under such sublease, and such subtenant shall, at Landlord's option, attorn to Landlord pursuant to the then executory provisions of such sublease, except that Landlord shall not be:

                  (i) liable for any previous act or omission of Tenant under such sublease;

                  (ii) subject to any offsets not expressly provided in such sublease that therefore accrued to such subtenant against Tenant;

                  (iii) bound by any previous modification of such sublease or by any previous prepayment of more than one (1) month's fixed rent, any additional rent then due, in either case not approved by Landlord in writing, which approval (in the case of a modification) shall not be unreasonably withheld, conditioned or delayed provided that all of the applicable terms and conditions with respect to a proposed subletting are satisfied, as if such modification were a new sublease (e.g., if the proposed modification did not involve the subletting of additional space then Landlord's Option would not apply thereto);

                  (iv) bound by any covenant to undertake or complete any construction of the premises demised to the subtenant or any portion thereof or to perform any other work that Tenant is obligated to perform or to pay for or reimburse the subtenant for any costs incurred in connection with any construction or work;

                  (v) required to account for any security deposit of the subtenant other than any security deposit actually delivered to Landlord;

                  (vi) liable for the obligations of Tenant under such sublease for any period of time other than such period as Landlord holds such interest;

                  (vii) responsible for any monies owing by Tenant to the credit of the subtenant;

                  (viii) bound by any obligation to make any payment to the subtenant or grant or be subject to any credits; or

                  (ix) bound by any obligation to provide any service or furnish any utility that Landlord is not obligated to provide or furnish under this lease to the portion of the demised premises demised to the subtenant under such sublease.

     9.09 Any assignment or transfer, whether or not Landlord's consent is required under this Article, shall be made only if, and shall not be effective until, the assignee shall execute, acknowledge and deliver to Landlord an agreement, in form and substance satisfactory to Landlord, whereby the assignee shall assume all of the obligations of this lease on the part of Tenant to be performed or observed and whereby the assignee shall agree that the provisions contained in Section 9.01 shall, notwithstanding such assignment or transfer, continue to be binding upon it in respect of all future assignments and transfers. The original named Tenant covenants that, notwithstanding any assignment or transfer, whether or not in violation of the provisions of this lease, and notwithstanding the acceptance of fixed rent and/or additional rent by Landlord from an assignee, transferee, or any other party, the original named Tenant shall remain fully liable for the payment of the fixed rent and additional rent and for the other obligations of this lease on the part of Tenant to be performed or observed.

     9.10 If Landlord shall give its consent (where such consent is required pursuant to the terms of this lease) to any assignment of this lease or to any sublease, Tenant shall in consideration therefor, pay to Landlord, as additional rent:

            (a) in the case of an assignment, an amount equal to 50% of all sums and other consideration (collectively, the "Assignment Consideration") payable to Tenant by the assignee for or by reason of such assignment (including, but not limited to (x) sums payable for the sale of Tenant's fixtures, leasehold improvements, equipment, furniture, furnishings or other personal property, less (y) in the case of a sale thereof, the then fair market value thereof) and less the expenses, to the extent reasonable (such expenses being hereinafter referred to as the "Assignment Expenses") paid by Tenant for alteration costs (or contributions in lieu thereof), advertising, brokerage or consulting fees or commissions and legal fees in connection with such assignment; and

            (b) in the case of a sublease, an amount equal to 50% of all rents, additional rents, charges and other consideration (collectively, the "Subletting Consideration") payable under the sublease to, or on behalf of, Tenant by, or on behalf of, the subtenant, to the extent such amounts, in the aggregate, exceed the fixed rent and additional rent accruing during the term of the sublease in respect of the subleased space (at the rate per square foot payable by Tenant hereunder) pursuant to the terms hereof (including, but not limited to (x) sums payable for the sale or rental of Tenant's fixtures, leasehold improvements, equipment, furniture or other personal property, less
(y) in the case of the sale thereof, the then fair market value thereof) and less the expenses, to the extent reasonable (such expenses being hereinafter referred to as the "Subletting Expenses") paid by Tenant for alteration costs (or contributions in lieu thereof), rent concessions or abatements, advertising, brokerage or consulting fees or commissions and legal fees in connection with such subletting.

The sums payable under subsection 9.10(a) shall be paid prior to the effective date of the assignment in question, such payment being a condition precedent to the effectiveness of Landlord's consent to such assignment, and the sums payable under subsection 9.10(b) shall be paid to Landlord as and when the Subletting Consideration is actually (and only to the extent) paid by the subtenant, as the case may be. Together with Tenant's execution and delivery of such assignment or sublease, as the case may be, Tenant shall deliver to Landlord a statement of the Assignment Consideration and the Assignment Expenses, or the Subletting Consideration and the Subletting Expenses, as the case may be, certified as true, complete and correct by an officer or principal of Tenant. In the event of any dispute with respect to the Assignment Consideration, the Assignment Expenses, the Subletting Consideration or the Subletting Expenses, such dispute shall be determined by arbitration in accordance with the provisions of Article 34 hereof.

     9.11   (a)   For the purpose of this Article, the following are "Prohibited
Transfers" to which Section 9.01 shall apply as if any of such Prohibited Transfers were an assignment of this lease: The issuance or transfer of interests in Tenant or any guarantor of Tenant's obligations hereunder (a "Guarantor") (whether stock, partnership interests, interests in a limited liability company or otherwise) to a person or group of related persons, whether in a single transaction or a series of related or unrelated transactions, in such quantities that after such issuance or transfer, control of Tenant or such Guarantor (as it shall be constituted after giving effect to such issuance or transfer of interests in Tenant or Guarantor, as the case may be), directly or indirectly, shall have changed, shall be deemed a Prohibited Transfer unless the conditions of subsection (b) below are met. Any person or legal representative of Tenant, to whom Tenant's interest under this lease passes by operation of law, or otherwise, shall be bound by the provisions of this Article.

            (b) Notwithstanding the foregoing, if Tenant or a Guarantor is a corporation listed and traded on a nationally recognized stock exchange or over-the-counter market, the transfer, sale or other disposition (including issuance) of the stock of such corporation shall not be deemed an assignment of this lease or a Prohibited Transfer. In addition, (i) transfers of the stock of Tenant or Guarantor ("Stock Transfers") to a corporation into which or with which Tenant or Guarantor, as the case may be, is merged or consolidated or (ii) an assignment ("Related Entity Assignment") or sublease ("Related Entity Sublease") to a Related Entity shall not be a Prohibited Transfer and shall be permitted without Landlord's consent and without the applicability of Section
9.10 thereto, provided that: (A) in the case of a Stock Transfer or a Related Entity Assignment, the net worth, computed in accordance with generally accepted accounting principles, of the successor to Tenant or Guarantor (in the case of a Stock Transfer) or of assignee (in the case of a Related Entity Assignment), as applicable, plus the net worth of all Guarantors (including Online Guarantor) who have in effect unlimited guaranties of Tenant's obligations under this lease (as opposed to a guaranty that is limited in amount or time, such as a so-called "good-guy" guaranty), in both cases immediately after such Stock Transfer or Related Entity Assignment, is not less than the net worth of the named Tenant on the date of this lease which Tenant represents and warrants is $47,100,000.00; (B) in the case of a Stock Transfer or a Related Entity Assignment, reasonable proof satisfactory to Landlord of such net worth shall have been delivered to Landlord at least ten (10) days prior to the effective date of any such transaction provided that the giving of such notice ten (10) days prior to the effective date of such transaction does not violate any applicable securities laws and if Tenant is unable to provide Landlord with the aforesaid prior notice solely due to a violation of the securities laws, then reasonable proof satisfactory to Landlord shall be delivered within ten (10) days after the effective date of such transaction and if, at the time of delivery of such other relevant documents, Landlord determines that the net worth test was not satisfied and the transaction required Landlord's prior written consent as if an assignment of the lease, then such transaction shall be deemed a default by Tenant under the lease entitling Landlord to exercise all remedies available to it under the lease; (C) in the case of a Related Entity Assignment or a Related Entity Sublease, such books and records of the then Tenant as may be necessary to establish that any assignee or sublessee claimed by Tenant to be a Related Entity is in fact a Related Entity shall have been delivered to Landlord at least ten (10) days prior to the effective date of any such transaction provided that the giving of such notice ten (10) days prior to the effective date of such transaction does not violate any applicable securities laws and if Tenant is unable to provide Landlord with the aforesaid prior notice solely due to a violation of the securities laws, then reasonable proof satisfactory to Landlord shall be delivered within ten (10) days after the effective date of such transaction and if, at the time of delivery of such other relevant documents, Landlord determines that the net worth test was not satisfied and the transaction required Landlord's prior written consent as if an assignment of the lease, then such transaction shall be deemed a default by Tenant under the lease entitling Landlord to exercise all remedies available to it under the lease; (D) the purposes for which such successor to Tenant (in the case of a Stock Transfer) or such assignee or sublessee (in the case of a Related Entity Assignment or a Related Entity Sublease) shall use the Demised Premises (or the applicable portions thereof) are limited to uses expressly permitted by this lease (subject to all of the terms, covenants, conditions, prohibitions, restrictions and limitations set forth in this lease); (E) an executed duplicate original of the assignment and assumption agreement (in the case of a Related Entity Assignment) or sublease (in the case of a Related Entity Sublease), shall be delivered to Landlord for review by Landlord and Landlord's counsel, at least ten (10) days prior to the effective date thereof provided that the giving of such notice ten (10) days prior to the effective date of such transaction does not violate any applicable securities laws and if Tenant is unable to provide Landlord with the aforesaid prior notice solely due to a violation of the securities laws, then reasonable proof satisfactory to Landlord shall be delivered within ten (10) days after the effective date of such transaction and if, at the time of delivery of such other relevant documents, Landlord determines that the net worth test was not satisfied and the transaction required Landlord's prior written consent as if an assignment of the lease, then such transaction shall be deemed a default by Tenant under the lease entitling Landlord to exercise all remedies available to it under the lease; (F) Tenant (in the case of a Stock Transfer or a Related Entity Sublease) or the assignor (in the case of a Related Entity Assignment) shall and will remain fully liable for the payment of the fixed rent and additional rent due and to become due under this lease and shall not be released from any of its obligations or liabilities under this lease and Tenant shall be fully responsible and liable for all acts or omissions of the sublessee (in the case of a Related Entity Sublease) or the assignee (in the case of a Related Entity Assignment) or anyone claiming under or through Tenant, or such sublessee or such assignee, as the case may be; and (G) such assignee or sublessee (in the case of a Related Entity Assignment or a Related Entity Sublease), as of the effective date of such assignment or the commencement date of such sublease, as the case may be, and all times thereafter, is a Related Entity. Simultaneously with the delivery of such assignment and assumption agreement or sublease, Tenant shall deliver to Landlord a certified copy of a duly adopted resolution of the board of directors of both Tenant and the assignee or sublessee, as applicable, authorizing the execution, acknowledgment and delivery of said assignment and assumption agreement or sublease, and the transactions contemplated therein. In connection with the information to be provided to Landlord pursuant to this Section, Landlord shall have the right, at any reasonable time, and from time to time, to examine such books and records of the then Tenant as may be necessary to establish that such assignee or sublessee remains a Related Entity. The first sentence of Section 9.01, Landlord's Option and Section 9.10 above shall not apply to a Stock Transfer, a Related Entity Assignment or a Related Entity Sublease, provided the conditions set forth in clause (A) through (G) above are satisfied.

            (c) Notwithstanding anything contained in this Article 9 to the contrary, Tenant shall have the right, without Landlord's consent and without regard to the provisions of Section 9.10 above, to assign the lease or sublet the Demised Premises to an entity which (i) is Tenant's parent; (ii) is a wholly owned subsidiary of Tenant; (iii) is a corporation in which Tenant owns more than fifty (50%) percent of the outstanding capital stock; (iv) as a result of a consolidation or merger with Tenant and/or Tenant's parent, shall own all of Tenant's or Tenant's parent's capital stock; or (v) acquires all or substantially all of the assets or stock of Tenant. Any transfer set forth in items (i) - (v) of this subsection (c) shall be subject to the following conditions: (A) Tenant shall remain fully liable for the payment of the fixed rent and additional rent due, and to become due, hereunder, for the performance of all of the covenants, agreements, terms, provisions and conditions contained in this lease on the part of Tenant to be performed, (B) any such assignment, sublease or transfer shall be subject to all of the terms, covenants and conditions of this lease and such assignee, sublessee or transferee shall expressly assume for the benefit of Landlord the obligations of Tenant under this lease pursuant to a written instrument reasonably satisfactory to Landlord;
(C) the resulting entity pursuant to a transfer in accordance with items (iv) and (v) above shall have a net worth at least equal to the net worth of the Tenant named herein as of the date of this lease; (D) Tenant shall provide Landlord with notice at least thirty (30) days prior to the effective date of such assignment, sublease or transfer except if such prior notice violates any securities laws provided that the giving of such notice ten (10) days prior to the effective date of such transaction does not violate any applicable securities laws and if Tenant is unable to provide Landlord with the aforesaid prior notice solely due to a violation of the securities laws, then reasonable proof satisfactory to Landlord shall be delivered within ten (10) days after the effective date of such transaction and if, at the time of delivery of such other relevant documents, Landlord determines that the net worth test was not satisfied and the transaction required Landlord's prior written consent as if an assignment of the lease, then such transaction shall be deemed a default by Tenant under the lease entitling Landlord to exercise all remedies available to it under the lease; and (E) Tenant shall reimburse Landlord within fifteen
(15) days of Landlord's demand, and as additional rent, for all reasonable and actual out-of-pocket costs and expenses, not to exceed $5,000.00 for any transaction set forth in this subsection (c), that may be incurred or paid by Landlord in connection with all proposed transfers.

            (d) Notwithstanding anything contained herein to the contrary, Tenant shall have the right, without requiring Landlord's prior consent, without triggering Landlord's Option and without the following being deemed an assignment of this lease, to (i) change Tenant from a publicly held corporation to a private corporation, (ii) sell the stock in Tenant to the public pursuant to a registered public offering; or (iii) alter the control of the shares of Tenant's stock, provided, however, that (A) the Tenant remains Cache, Inc. or a Successor to Cache, Inc. and (B) the net worth of Tenant immediately following such transfer of stock shall be at least equal to the net worth of the named Tenant herein as of the date of this lease.

     9.12 The joint and several liability of Tenant and any immediate or remote successor in interest to Tenant, and the due performance of the obligations of this lease on Tenant's part to be performed or observed, shall not be discharged, released, or impaired in any respect by any agreement or stipulation made by Landlord extending the time of, or modifying any of the obligations of, this lease, or by any waiver or failure of Landlord to enforce any of the obligations of this lease.

     9.13 The listing of any name other than that of Tenant, whether on the doors of the Demised Premises, on the Building directory, if any, or otherwise, shall not operate to vest any right or interest in this lease or in the Demised Premises, nor shall it be deemed to be the consent of Landlord to any assignment or transfer of this lease, to any sublease of the Demised Premises, or to the use or occupancy thereof by others.

                                   ARTICLE 10
           Compliance With Laws And Requirements Of Public Authorities

     10.01 Tenant shall give prompt notice to Landlord of any notice it receives of the violation of any law and/or requirement of public authority, and Tenant, at its expense, shall comply with all laws and/or requirements of public authorities which shall, with respect to the Demised Premises or the use and occupation thereof, or the abatement of any nuisance, impose any violation, order or duty on Landlord or Tenant, arising from (i) Tenant's use of the Demised Premises, except for the mere occupancy of the Demised Premises for purposes expressly set forth in Section 2.01(a) hereof, (ii) the manner of conduct of Tenant's business or operation of its installations, equipment or other property therein, (iii) any cause or condition created by or at the instance of Tenant, other than by Landlord's performance of any work for or on behalf of Tenant, or (iv) breach of any of Tenant's obligations hereunder. However, Tenant shall not be so required to make any structural or other substantial change in the Demised Premises unless the requirement arises from Tenant's manner of use of the Demised Premises (as distinguished from the mere use thereof for the purposes expressly permitted pursuant to subsection
2.01(a) above) or from a cause or condition referred to in clause (ii), (iii) or (iv) above. Furthermore, Tenant need not comply with any such law and/or requirement of public authority so long as Tenant shall be contesting the validity thereof, or the applicability thereof to the Demised Premises, in accordance with Section 10.02. Landlord, at its expense, shall comply with all other such laws and requirements of public authorities as shall affect the Demised Premises, but may similarly contest the same subject to conditions reciprocal to subsections (a), (b) and (d) of Section 10.02.

     10.02 Tenant may, at its expense (and if necessary, in the name of but without expense to Landlord) contest, by appropriate proceedings prosecuted diligently and in good faith, the validity, or applicability to the Demised

Premises, of any law or requirement of public authority, and Landlord shall cooperate with Tenant in such proceedings, provided that:

             (a) Landlord shall not be subject to criminal penalty or to prosecution for a crime nor shall the Demised Premises or any part thereof be subject to being condemned or vacated, by reason of non-compliance or otherwise by reason of such contest;

             (b) Tenant shall defend, indemnify and hold harmless Landlord against all liability, loss or damage which Landlord shall suffer by reason of such non-compliance or contest, including reasonable attorney's fees and other expenses reasonably incurred by Landlord;

             (c) such non-compliance or contest shall not constitute or result in any violation of any superior lease or superior mortgage, or if such superior lease and/or superior mortgage shall permit such non-compliance or contest on condition of the taking of action or furnishing of security by Landlord, such action shall be taken and such security shall be furnished at the expense of Tenant; and

             (d) Tenant shall keep Landlord advised as to the status of such proceedings.

Without limiting the application of Subsection (a) above thereto, Landlord shall be deemed subject to prosecution for a crime within the meaning of said Subsection, if Landlord, or any officer of Landlord individually, is charged with a crime of any kind or degree whatever, whether by service of a summons or otherwise, unless such charge is withdrawn before Landlord or such officer (as the case may be) is required to plead or answer thereto.

     10.03 Tenant shall not cause or permit "Hazardous Materials" (as defined below) to be used, transported, stored, released, handled, produced or installed in, on or from the Demised Premises or the Building, except that Tenant may use and store limited quantities of substances reasonably necessary in the ordinary operation and maintenance of office equipment, provided such substances are used and stored within the Demised Premises, in accordance with all applicable laws and/or requirements of public authorities. The term "Hazardous Materials" shall, for the purposes hereof, mean any flammable, explosive or radioactive materials, hazardous wastes, hazardous and toxic substances or related materials, asbestos or any material containing asbestos, or any other substance or material, as now or hereafter defined as a hazardous material or a hazardous substance by any federal, state or local law, ordinance, rule or regulation, now or at any time hereafter in effect, including, without limitation, the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, the Hazardous Materials Transportation Act, as amended, the Resource Conservation and Recovery Act, as amended, and in the regulations adopted and publications promulgated pursuant to each of the foregoing. In the event of a breach of the provisions of this Article, Landlord shall, in addition to all of its rights and remedies under this lease and pursuant to law, require Tenant to remove any or all of such Hazardous Materials from the Demised Premises or the Building in the manner prescribed for such removal by all requirements of law. The provisions of this Article shall survive the expiration or sooner termination of this lease. Notwithstanding anything contained herein to the contrary, Landlord hereby agrees, at Landlord's cost, to remove or cause the removal of Hazardous Materials from the Demised Premises as required by applicable law except with respect to (a) Hazardous Materials required to be removed by Tenant pursuant to this lease and (b) Hazardous Materials which would not be required, by applicable laws, to be removed but for (i) any Tenant's Work or Tenant's Changes (as defined in Article 13), or (ii) any action of Tenant or any of Tenant's agents, employees or contractors. Any such removal by Landlord will be accomplished in such a manner so as to minimize interference with Tenant's use and occupancy of the Demised Premises, provided, however, if, as a result of such removal Tenant is unable to use all or any portion of the Demised Premises in the normal course of its business and does not use all or such portion of the Demised Premises for a period in excess of fifteen (15) consecutive business days by reason of such Hazardous Materials removal, then Tenant shall be entitled to an abatement of fixed rent from and after the sixteenth (16th) business day through the day when such Hazardous Materials removal is completed based upon the ratio that the rentable square foot area of the Demised Premises not used by Tenant bears to the rentable square foot area of the Demised Premises.

     10.04 Notwithstanding anything to the contrary contained in this lease, except to the extent expressly a part of Landlord's Work, Tenant agrees that it shall be solely responsible, at its expense, to cause the Demised Premises (including all entrances and exits to and from the Demised Premises) to be, and to remain throughout the term hereof, in compliance with the provisions of the Americans With Disabilities Act of 1990 and any municipal laws, ordinances and rules of like import, and any regulations adopted and amendments promulgated pursuant to any of the foregoing (hereinafter referred to collectively as the "ADA"), and Landlord shall have no obligation whatsoever in connection therewith, except as otherwise expressly required in the Work Plans. Within ten (10) days after receipt, Tenant shall advise Landlord in writing, and provide Landlord with copies of, any notices alleging violations of the ADA relating to any portion of the Demised Premises; any claims made or threatened in writing regarding non-compliance with the ADA and relating to any portion of the Demised Premises; or any governmental or regulatory actions or investigations instituted or threatened regarding non-compliance with the ADA and relating to any portion of the Demised Premises. In addition, without Landlord's prior written consent in each instance, no portion of the Demised Premises shall be used in any manner, and no Changes (as hereinafter defined) shall be performed, if such manner of use or such Changes requires that any alterations, changes, additions, improvements or other work be performed or made to any portions of the Building (outside the Demised Premises, except to the extent any of the foregoing is (or will be) performed as part of Landlord's
Work) or the Land, which consent may be withheld by Landlord in its sole and absolute discretion. If Landlord gives its consent for such manner of use or Changes, then, Landlord, at Tenant's sole cost and expense, shall perform or make such alterations, changes, additions, improvements or other work, and Tenant shall pay to Landlord as additional rent the cost and expense incurred or paid by Landlord to perform or make same, within ten (10) days after Landlord's demand therefor, which demand shall be accompanied by a reasonably detailed statement of such alterations, changes, additions, improvements and other work so performed or made and the cost and expense incurred or paid by Landlord.

     10.05 Landlord agrees at its sole cost and expense, to (a) furnish and install (to the extent not furnished and installed) the life and fire safety system within the Demised Premises (the "Class E System"), (b) connect same to the Building's Class E system, and Tenant, at its sole cost and expense shall thereafter maintain the Class E System within the Demised Premises in compliance with all laws or requirements of public authorities and all requirements of insurance bodies, including the performance of any changes or additions thereto or replacements thereof. Except as otherwise expressly provided herein, Landlord shall have no obligation whatsoever in connection with the Fire System within the Demised Premises. Landlord's Class E system contractor for the Building shall provide the necessary service to repair and maintain Tenant's Class E System in the Demised Premises and Tenant shall pay to Landlord, within fifteen (15) days after Landlord's written demand as additional rent, the reasonable monthly cost (based on Landlord's actual cost, without "mark-up") of providing such service to the Demised Premises.

                                  ARTICLE 11
                                  Insurance

     11.01 Tenant shall not violate, or permit the violation of, any condition imposed by the standard fire insurance policy then issued for office buildings in the Borough of Manhattan, City of New York, and shall not do, permit anything to be done, keep, or permit anything to be kept, in the Demised Premises which would (a) subject Landlord to any liability or responsibility for personal injury, death or property damage; (b) increase the fire or other casualty insurance rate on the Building or the property therein over the rate which would otherwise then be in effect (unless Tenant pays the resulting premium as provided in Section 11.04); or (c) result in insurance companies of good standing refusing to insure the Building or any of such property in amounts reasonably satisfactory to Landlord.

     11.02 Tenant covenants to provide on or before the Commencement Date and to keep in force during the term hereof and during any other time that Tenant or any person claiming by, through or under Tenant is in possession of, or is otherwise using or occupying, any portion of the Demised Premises, the following insurance coverage which coverage shall be effective on the Commencement Date:

             (a) commercial general liability insurance, with broad form endorsement, containing an omnibus named insured provision naming as additional insureds Landlord, Max Capital Management Corp. and 1440 Broadway Partners Corp., (collectively, the "Present Additional Insureds"), and the holders of all superior mortgages, the lessors under all superior leases, Landlord's agents and all other persons and entities designated by Landlord (but only to the extent that Landlord specifically requests such holders, lessors, agents and other persons and entities to be so named) and protecting Landlord, Tenant, all of Tenant's subtenants, and all such other additional insureds, against (i) all claims, demands or actions for injury to, or death of, persons or property, arising from, related to, or in any way connected with the use or occupancy of the Demised Premises, or caused by actions or omissions to act of Tenant, its agents, servants and contractors, or of any person or entity claiming by, through or under Tenant, and (ii) all accidents occurring in or about the Demised Premises. Such policy shall have limits of liability of not less than $5,000,000.00 combined single limit coverage on a per occurrence basis, including property damage. Such policy shall contain a contractual liability coverage endorsement with respect to Tenant's indemnification obligations under this lease, and shall include independent contractors' coverage. Such insurance may be carried under a blanket policy covering the Demised Premises and other locations of Tenant, if any, provided such policy contains an endorsement (i) naming Landlord (and the above-mentioned other persons and entities) as additional insureds, (ii) specifically referencing the Demised Premises, and

(iii) guaranteeing a minimum limit available for the Demised Premises equal to the limits of liability required under this lease;

             (b) Worker's compensation, and, if required by applicable law, disability and such other similar insurance, in statutory amounts, covering all persons that are performing Changes (as hereinafter defined), or with respect to whom death or bodily injury claims could be asserted against Landlord, the Land or the Building, each of the Present Additional Insureds and all other additional insureds requested by Landlord; and

             (c) property insurance coverage against all risk of loss or damage from any cause whatsoever in an amount adequate to cover the cost of replacement of all of personal property, fixtures, furniture, furnishings, valuable papers and documents, data, leasehold improvements and equipment, including Tenant's Work, Tenant's Property and all Changes, located in the Demised Premises.

All such policies shall be issued by companies of recognized responsibility licensed to do business in New York State and rated by Best's Insurance Reports or any successor publication of comparable standing and carrying a rating of A- VIII or better or the then equivalent of such rating, and all such policies shall contain a provision whereby the same cannot be cancelled or modified unless Landlord and any additional insureds are given at least thirty (30) days prior written notice of such cancellation or modification (such notice being herein referred to as an "Insurance Cancellation Notice").

             Prior to the time such insurance is first required to be carried by Tenant and thereafter, at least fifteen (15) days prior to the expiration of any such policies, Tenant shall deliver to Landlord either duplicate originals of the aforesaid policies or binding certificates evidencing such insurance naming Landlord, each Present Additional Insured and all other additional insureds requested by Landlord as additional insureds, together with evidence of payment for the policy. Such certificates shall also verify the primary nature of the coverage and note the waiver of subrogation in favor of Landlord and each Present Additional Insureds and all other additional insureds requested by Landlord. If Tenant delivers certificates as aforesaid, Tenant upon reasonable prior notice from Landlord, shall make available to Landlord, at the Demised Premises, duplicate originals of such policies from which Landlord may make copies thereof, at Landlord's cost. Tenant's failure to provide or keep in force the aforementioned insurance shall be regarded as a material default hereunder, entitling Landlord to exercise any or all of the remedies as provided in this lease in the event of Tenant's default. In addition, in the event (A) Tenant fails to provide or keep in force the insurance required by this lease, at the times and for the durations specified in this lease, or (B) if an Insurance Cancellation Notice is given to Landlord (whether or not the effective date of the cancellation or modification referred to in such Insurance Cancellation Notice has occurred), Landlord shall have the right, but not the obligation, at any time and from time to time, and without notice, to procure such insurance and or pay the premiums for such insurance in which event Tenant shall repay Landlord within five (5) days after demand by Landlord, as additional rent, all sums so paid by Landlord and any costs or expenses incurred by Landlord in connection therewith without prejudice to any other rights and remedies of Landlord under this lease.

     11.03   (a)   Landlord and Tenant shall each secure an appropriate clause in, or an endorsement upon, each property coverage policy obtained by it and covering the Building, the Demised Premises, Tenant's Work, Tenant's Property and Changes (as hereinafter defined) or the personal property, fixtures, furnishings, valuable papers and documents, data, leasehold improvements and equipment located therein or thereon, pursuant to which the respective insurance companies waive subrogation or permit the insured, prior to any loss, to agree with a third party to waive any claim it might have against said third party. The waiver of subrogation or permission for waiver of any claim hereinbefore referred to shall extend to the agents of each party and its employees and, in the case of Tenant, shall also extend to all other persons and entities occupying or using the Demised Premises. If and to the extent that such waiver or permission can be obtained only upon payment of an additional charge then, the party benefiting from the waiver or permission shall pay such charge within fifteen (15) days after demand therefor, or shall be deemed to have agreed that the party obtaining the insurance coverage in question shall be free of any further obligations under the provisions hereof relating to such waiver or permission. Tenant shall provide Landlord with a binding certificate of insurance verifying this waiver in favor of Landlord, each Present Additional Insured, all other additional insureds requested by Landlord, and their respective employees and agents. Subject to the foregoing provisions of this
Section 11.03, and insofar as may be permitted by the terms of the insurance policies carried by it, each party and their respective employees and agents hereby releases the other with respect to any claim (including a claim for negligence) which it might otherwise have against the other party for loss, damages or destruction with respect to its property by fire or other casualty (including rental value or business interruption, as the case may be) occurring during the term of this lease or during the move into and out of the Demised Premises or during any other time that Tenant or any person claiming by, through or under Tenant is in possession of, or is otherwise using or occupying, any portion of the Demised Premises.

             (b) In the event that Tenant shall be unable at any time to obtain one of the provisions referred to in subsection (a) above, in any of its insurance policies, Tenant shall cause Landlord to be named in such policy or policies as one of the additional insureds, but if any additional premium shall be imposed for the inclusion of Landlord as such an additional insured, Landlord shall pay such additional premium upon demand or Tenant shall be excused from its obligations under subsection (b) with respect to the insurance policy or policies for which such additional premiums would be imposed. In the event that Landlord shall have been named as one of the additional insureds in any of Tenant's policies in accordance with the foregoing, Landlord shall endorse promptly to the order of Tenant, without recourse, any check, draft, or order for the payment of money representing the proceeds of any such policy, or any other payment growing out of or connected with said policy, and Landlord hereby irrevocably waives any and all rights in and to such proceeds and payments.

             (c) In the event that Landlord shall be unable at any time to obtain one of the provisions referred to in subsection (a) in any of its insurance policies, Landlord shall, at Tenant's option, cause Tenant to be named in such policy or policies as one of the additional insureds, but if any additional premium shall be imposed for the inclusion of Tenant as such an additional insured, Tenant shall pay such additional premium upon demand. In the event that Tenant shall have been named as one of the additional insureds in any of Landlord's policies in accordance with the foregoing, Tenant shall endorse promptly to the order of Landlord, without recourse, any check, draft, or order for the payment of money representing the proceeds of any such policy, or any other payment growing out of or connected with said policy, and Tenant hereby irrevocably waives any and all rights in and to such proceeds and payments.

     11.04 If, by reason of a failure of Tenant to comply with the provisions of Section 10.01 or Section 11.01, the rate of fire insurance with extended coverage on the Building or equipment or other property of Landlord shall be higher than it otherwise would be, Tenant shall reimburse Landlord, on demand, for that part of the premiums for fire insurance and extended coverage paid by Landlord because of such failure on the part of Tenant.

     11.05 Landlord may, from time to time (but no more than three (3) times during the term), require that the amount of the insurance to be provided and maintained by Tenant under Section 11.02 hereof be increased so that the amount thereof adequately protects Landlord's interest but in no event in excess of the amount that would be required by other tenants occupying similarly sized space in first-class office buildings in the borough of Manhattan for office use and in no event in excess of the amount of insurance required to be provided by such other tenants of first-class office buildings located in midtown Manhattan.

     11.06 If any dispute shall arise between Landlord and Tenant with respect to the incurring or the amount of any additional insurance premium referred to in Section 11.03 or the increase in amount of insurance referred to in Section 11.05, the dispute shall be determined by arbitration.

     11.07 A schedule or make up of rates for the Building or the Demised Premises, as the case may be, issued by the New York Fire Insurance Rating Organization or other similar body making rates for fire insurance and extended coverage for the premises concerned, shall be conclusive evidence of the facts therein stated and of the several items and charges in the fire insurance rate with extended coverage then applicable to such premises.

     11.08 Each policy evidencing the insurance to be carried by Tenant under this lease shall contain a clause that such policy and the coverage evidenced thereby shall be primary with respect to any policies carried by Landlord, and that any coverage carried by Landlord shall be excess insurance.

     11.09 Landlord's sole obligation and liability with respect to maintaining insurance coverage on or with respect to the Demised Premises or the Building shall be to procure and maintain (a) comprehensive fire and extended coverage insurance on the Building (exclusive of foundations and footings and exclusive of Changes and the leasehold improvements made to the Building by Tenant or the other tenants of the Building on an "all-risk" full replacement cost basis), and (b) comprehensive general liability insurance in such form and amounts that are carried by prudent owners of buildings in New York City that are comparable to the Building. Such insurance may be carried under a blanket policy covering the Building and other locations of Landlord (or Landlord's affiliates), if any (provided such coverage is separately provided for the Building).

                                 ARTICLE 12
                            Rules And Regulations

     12.01 Tenant and its employees and agents shall faithfully observe and comply with the Rules and Regulations annexed hereto as Exhibit D, and such reasonable changes therein (whether by modification, elimination or addition) as Landlord at any time or times hereafter may make and communicate in writing to Tenant, which do not unreasonably affect the conduct of Tenant's business in the Demised Premises except as required by any laws and/or requirements of public authorities or any requirements of insurance bodies; provided, however, that in case of any conflict or inconsistency between the provisions of this lease and any of the Rules and Regulations as originally promulgated or as changed, the provisions of this lease shall control.

     12.02 Nothing in this lease contained shall be construed to impose upon Landlord any duty or obligation to Tenant to enforce the Rules and Regulations or the terms, covenants or conditions in any other lease, as against any other tenant, and Landlord shall not be liable to Tenant for violation of the same by any other tenant or its employees, agents or visitors. However, Landlord shall not enforce any of the Rules and Regulations in such manner as to discriminate against Tenant or anyone claiming under or through Tenant.

                                  ARTICLE 13
                               Tenant's Changes

     13.01 Tenant shall make no changes in or to the Demised Premises of any nature without Landlord's prior written consent in each instance, except as otherwise expressly permitted in this Article.

     13.02   (a)   With Landlord's prior written consent in each instance, which consent shall not be unreasonably withheld, conditioned or delayed, Tenant may, from time to time during the term of this lease, at its sole expense, make such alterations, additions, installations, substitutions, improvements and decorations (hereinafter collectively called "Nonstructural Changes") in and to the interior of the Demised Premises that are not structural in nature, that do not result in, or require, an amendment to, or modification of, the certificate of occupancy for the Building, and that do not otherwise affect the structural parts or integrity of the Building and do not affect the proper functioning of any of the Building's utilities, systems or services, as Tenant may reasonably consider necessary for the conduct of its business therein, on the following conditions:

                   (i) neither the outside appearance nor the strength of the Building or any of its structural parts shall be affected;

                   (ii) no part of the Building outside of the Demised Premises shall be physically affected; and

                   (iii) the proper functioning of any of the mechanical, electrical, sanitary and other service systems of the Building shall not be adversely affected, and the usage of such systems by Tenant shall not be increased in excess of that permitted under this lease.

             (b) For the purposes of this Article, a "Decorative Change" shall mean a Nonstructural Change that is entirely decorative in nature, does not require the approval of any governmental or quasi-governmental authority and conforms to the then design criteria of the Building (as established from time to time by Landlord), and a "Permitted Nonstructural Change" shall mean a Nonstructural Change that conforms to the then design criteria of the Building (as established from time to time by Landlord) and does not require the approval of any governmental or quasi-governmental authority, the cost of which, together with the cost of all other Changes (other than Decorating Changes) that have not been completed and fully paid for, is not more than $100,000.00 during the First Rent period and $150,000 during the Second Rent Period. Notwithstanding the foregoing, to the extent that adding or replacing any cabling within the Demised Premises is otherwise a Permitted Nonstructural Change, the cost thereof shall not be considered in the limitations described in the preceding sentence. Landlord's approval shall be deemed given for all Decorative Changes and Permitted Nonstructural Changes, provided that (i) same are performed in accordance with, and subject to, this Article and all other applicable provisions of this lease, and (ii) at least ten (10) days prior to commencing any such Decorative Change or Permitted Nonstructural Change, Tenant gives to Landlord a notice of Tenant's intention to perform such Decorative Change(s) or Permitted Nonstructural Change(s), which notice, to be effective, shall be accompanied by a reasonably detailed description of the Decorative Change(s) or Permitted Nonstructural Change(s) that Tenant intends to perform, the estimated commencement date and completion date of such Decorative Change(s) or Permitted Nonstructural Change(s), and the estimated cost thereof.

             (c) For the purposes of this Article and Article 14 below, the installation of a so-called UPS system shall be deemed a Nonstructural Change, but not a Permitted Structural Change, and the UPS system itself shall be deemed a Specialty Installation (as such term is defined and used in Article 14 below).

     13.03 Tenant shall not make any alterations, additions, installations, substitutions, improvements or decorations (hereinafter collectively referred to as "Structural Changes") (i) outside the Demised Premises; (ii) in or to the exterior of the Demised Premises; (iii) in or to the interior Demised Premises that are structural in nature or that otherwise affect the structural integrity or parts of the Building or that affect the proper functioning of any of the Building's utilities, systems or services, or (iv) which result in, or require, an amendment to, or modification of, the certificate of occupancy for the Building, without Landlord's prior written approval in each instance, which approval may be withheld by Landlord in its absolute and sole discretion.

     13.04 Nonstructural Changes and/or Structural Changes (collectively, "Changes") shall only be performed in accordance with and subject to, this Article and the other applicable provisions of this lease.

     13.05 Before commencing any Change (except for, subject to the provisions of subsection 13.02(b) above, Decorative Changes and Permitted Nonstructural Changes), Tenant shall advise Landlord thereof and shall submit to Landlord proof reasonably satisfactory to Landlord of the total cost thereof (including so-called "soft costs"), and, at its sole cost and expense, shall prepare and submit to Landlord for Landlord's approval, reasonably detailed plans and specifications therefor (such reasonably detailed plans and specifications being herein referred to as "Tenant's Plans"), which approval shall not be unreasonably withheld, conditioned or delayed for any Nonstructural Changes described therein. The submission to Landlord of Tenant's Plans (or any revisions thereto) shall not be effective unless three (3) sets are delivered to Landlord c/o Max Capital Management Corp., 230 Park Avenue, New York, New York 10169, Attention Director of Property Management, and three (3) sets are delivered to Landlord at the office of the Building Manager located in the Building, Attention: Building Manager. The actual out-of-pocket cost and expense reasonably incurred and/or paid by Landlord in connection with the review of the Tenant's Plans (and all revisions thereto), and the inspection of the work in respect thereof, by Landlord and Landlord's architects, engineers and other consultants and professionals shall be reimbursed by Tenant to Landlord (as additional rent) within fifteen (15) days after Landlord's demand therefor, Tenant hereby agreeing that neither Landlord's approval of the Tenant's Plans (or any revisions thereto), nor its inspection of such work, nor its right to inspect such work, shall impose upon Landlord any obligation or liability whatsoever with respect thereto, including, without limitation, any obligation or liability that might arise as a result of such work not being performed in accordance with applicable laws and requirements or with the Tenant's Plans (and revisions thereto) approved by Landlord or otherwise.
The review or approval by Landlord of any Tenant's Plans or any revisions thereto is solely for Landlord's benefit, and is without any representation or warranty whatsoever with respect to the adequacy, correctness or efficiency thereof or otherwise. Neither the granting by Landlord of its approval of any Tenant's Plans or any revisions thereto, nor Landlord's execution of any of the applications referred to in Section 13.06 below, shall in any manner constitute or be deemed to constitute a judgment or acknowledgment by Landlord as to their legality or compliance with laws and/or requirements of public authorities. Landlord may, as a condition of its approval, require Tenant to make revisions in and to the plans and specifications and, except for Tenant's Work and for any Changes made after Tenant's Work the cost of which, together with the cost of all other Changes that have been completed and fully paid for, is not more than $100,000.00 during the First Rent Period and $150,000.00 during the Second Rent Period, to post a bond or other security reasonably satisfactory to Landlord to insure the completion and payment of the Change in question. Landlord shall respond, in reasonable detail, to Tenant's request to approve Tenant's Plans within fifteen (15) business days after Landlord receives a complete set of Tenant's Plans, and Landlord shall respond to Tenant's request to approve revisions to Tenant's Plans within fifteen (15) business days after Landlord receives such revisions. Except for an approval which is deemed given by Landlord under this Section, Landlord's approval to any Tenant's Plans or revisions thereto shall not be effective unless same is in writing. If within fifteen (15) business days after Landlord receives a complete set of the Tenant's Plans (or if within fifteen (15) business days after Landlord receives any requested revisions thereto), Landlord fails to respond to Tenant's request for Landlord's approval thereof (whether by granting or denying such approval or by requesting revisions or further revisions), Tenant shall give to Landlord a second (2nd) notice notifying Landlord that if within three (3) business days after Landlord's receipt of such second (2nd) notice Landlord fails to respond to Tenant's request for such approval, such failure shall be deemed the granting of such approval. Thereafter, if Landlord fails to respond to Tenant's request for such approval within such three (3) business day period (whether by granting or denying such approval or by requesting revisions or further revisions to the Tenant's Plans), such approval shall be deemed given, but only to the Tenant's Plans (or revisions) so submitted. Tenant shall not use, employ or retain any contractor, construction manager or mechanic, or permit the use, employment or retention of any subcontractor, that has not been first approved by Landlord, which approval shall not be unreasonably withheld or delayed. In selecting a general contractor or construction manager, Tenant shall allow a general contractor or construction manager selected by Landlord to bid on the job but nothing herein shall be deemed to require Tenant to select such general contractor or construction manager. Notwithstanding the foregoing, for all Changes (including all Tenant's Work) involving electrical equipment or wiring (other than Tenant's computer cabling and telecommunications wiring within the Demised Premises), heating, ventilation and/or air-conditioning systems or equipment, plumbing equipment or systems or Class E (or other fire and life safety) equipment or systems, Tenant may only use contractors and subcontractors designated by Landlord, provided that such contractors and subcontractors designated by Landlord are competitive in price with comparable contractors and subcontractors for comparable work in similar buildings in midtown Manhattan, and (a) the Tenant's Plans therefor shall be prepared, at Tenant's sole cost and expense, by an engineer designated by Landlord, and
(b) all Tenant's Plans that are required to be submitted to, filed with, or approved by, any governmental or quasi-governmental authority shall be submitted or filed by an expediter designated by Landlord, at Tenant's sole cost and expense (Landlord agrees to only designate engineers or expeditors charging competitive and commercially reasonable fees as appropriate given the nature of the work involved).

     13.06 Before commencing any Change, Tenant shall, at its expense, obtain all permits, notices, approvals and certificates required by all governmental and quasi-governmental authorities for the commencement and prosecution of such Changes, and, upon completion, for the final approval of such Changes, and shall cause Tenant's Changes to be performed in compliance therewith, as well as with all applicable laws and/or requirements of public authorities and all applicable requirements of insurance bodies, in a good and workmanlike manner, using new materials and equipment of a quality and class at least equal to the original installations in the Building. To the extent any such permits, notices, approvals or certificates cannot be obtained unless Landlord has executed the application therefor, Landlord, at no cost to Landlord, shall execute such applications within ten (10) days after Tenant's request therefor, provided that no Event of Default exists and that all Tenant's Plans and revisions thereto have been approved by Landlord. Notwithstanding the foregoing, as an accommodation to Tenant, Landlord may, in its sole and absolute discretion execute such applications prior to approving Tenant's Plans or any revisions thereto, it being understood and agreed that any execution of any such applications shall in no way be deemed to be the approval by Landlord of any of the Changes contemplated in such applications or any of the Tenant's Plans or revisions thereto in respect of such Changes, even if the Tenant's Plans or revisions thereto in question were submitted to Landlord with, or prior to, the submission to Landlord of such application(s). Duplicates of all such permits, notices, approvals and certificates shall be delivered to Landlord before commencing such Changes, and upon the completion thereof, as the case may be. Changes shall be performed in such a manner as not to unreasonably interfere with or delay, and (unless Tenant shall indemnify Landlord therefor to Landlord's reasonable satisfaction) as not to impose any additional expense upon Landlord in, the maintenance or operation of the Building or any part thereof. Throughout the performance of all Changes, Tenant shall, at its expense, carry, or cause to be carried, worker's compensation insurance in statutory limits and general liability insurance and personal and property damage insurance for any occurrence in or about the Building as set forth in Article 11 of this lease. All such insurance policies shall name Landlord and its agents, as parties insured, be in such limits as Landlord may reasonably prescribe and be placed with insurers reasonably satisfactory to Landlord. Tenant shall furnish

Landlord with satisfactory evidence that such insurance is in effect before the commencement of any Changes and, on request, at reasonable intervals thereafter during the continuance of the Changes. If any Changes shall involve the removal of any fixtures, equipment, or other property in the Demised Premises (other than Tenant's Property), such fixtures, equipment, or other property shall be promptly replaced, at Tenant's expense, with new fixtures, equipment, or other property (as the case may be) of like utility and at least equal value unless Landlord shall otherwise expressly consent in writing, and Tenant shall, upon Landlord's request, deliver to Landlord any such fixtures, equipment, or property so removed. Any such fixtures, equipment so removed that Landlord does not request to be delivered to Landlord shall be discarded and removed from the Building by Tenant at Tenant's sole cost and expense. Promptly after the substantial completion of each Change, and to the extent customarily prepared therefor or required by applicable laws and/or requirement of public authorities Tenant, at its sole cost and expense, shall have prepared and delivered to Landlord, as-built drawings, and copies of balancing reports, operating manuals, maintenance logs, warranties and guaranties, sign-offs and inspection reports with respect to the Changes in question.

     13.07 Tenant shall, at its expense and with diligence and dispatch, procure the cancellation or discharge of all notices of violation arising from, or otherwise connected with, the Changes that shall be issued by the Department of Buildings or any other public or quasi-public authority having or asserting jurisdiction. Tenant shall defend, indemnify and save Landlord harmless from and against all mechanic's and other liens filed in connection with the Changes or for any other work claimed to have been done for, or materials furnished to, Tenant, whether or not done or furnished pursuant to this Article, including, without limitation, the liens of any security interest in, conditional sales of, or chattel mortgages upon, any materials, fixtures or articles so installed in and constituting part of the Demised Premises, and against all costs, expenses and liabilities incurred or paid in connection with any such lien, security interest, conditional sale, or chattel mortgage or any action or proceeding brought thereon. Tenant, at its expense, shall satisfy or discharge (by bonding or otherwise) all such liens, and remove same from the record, within thirty (30) days after Landlord makes written demand therefor, subject only to delays of the court in hearing or determining any applicable motion to establish the amount of said bond; provided, however, that the granting of such thirty (30) days, as same may be extended as expressly provided in this sentence, shall not effect Tenant's other obligations and liabilities under this lease, including the indemnification obligation set forth in this Section. Nothing in this Section shall prevent Tenant from granting a security interest or chattel mortgage in any of Tenant's Property, provided that at no time shall any such security interest or chattel mortgage encumber or otherwise affect Landlord, any estate or interest in the Land or the Building (or any portions thereof or any interest therein).

     13.08   (a)   No Change shall be done in a manner that would:  (i) create any work stoppage, picketing, labor disruption, or dispute; (ii) violate Landlord's union contracts affecting the Land and/or Building; or (iii) interfere with the business of Landlord or any tenant or occupant of the Building. In the event of the occurrence of any condition described above arising from Tenant's exercise of any of its rights pursuant to the provisions of this Article or any other provision of this lease, Tenant shall, immediately upon notice from Landlord, cease the manner of exercise of such right giving rise to such condition. In the event that Tenant fails to cease such manner of exercise of its rights as aforesaid, Landlord, in addition to any rights available to it under this lease, at law or equity, and shall have the right to injunction without notice.

             (b) Tenant shall make all arrangements for, and pay all expenses incurred in connection with, use of the freight elevators servicing the Demised Premises. Landlord agrees that during the Freight Elevator Hours (as hereinafter defined) on business days there shall be no charge for Tenant's normal use of the freight elevator servicing the Demised Premises. However, Tenant acknowledges that (x) Tenant's use of such freight elevator is non-exclusive and subject to scheduling by Landlord, (y) if Tenant's use of such freight elevator for transporting materials, supplies, equipment, machinery, furniture or furnishings will, in Landlord's reasonable opinion, disrupt the operation of the Building (including the normal use of the freight elevators) or, except as otherwise expressly provided in Section 18.06, if used in connection with Tenant's move-in to the Demised Premises or the performance of Tenant's Work or cannot be scheduled during the Freight Elevator Hours, then Tenant will only be permitted to use such freight elevator during certain times other than during the Freight Elevator Hours on business days, in which event Tenant shall be obligated to pay for such usage at Landlord's then established rates which, as of the date of this lease, is $150.00 per hour, and (z) that there may be times when minimum usage of the freight elevator is required, such as on weekend days, and, as of the date hereof, is a four (4) hour minimum. Landlord agrees to use reasonable efforts to accommodate Tenant's freight elevator and loading dock schedule requirements for Tenant's initial Tenant's Work, subject to the foregoing provisions of this Section 13.08. Notwithstanding the foregoing, provided no Event of Default exists, Tenant shall not be charged for the use of such freight elevator to the extent such use is in connection with the performance of Tenant's Work, and to the extent the Tenant's Work is performed through the period ending on the date which is six (6) months after the Commencement Date.

                                  ARTICLE 14
                              Tenant's Property

     14.01 All fixtures, equipment, improvements and appurtenances attached to or built into the Demised Premises at the commencement of or during the term of this lease, whether or not by or at the expense of Tenant, shall be and remain a part of the Demised Premises, shall be deemed the property of Landlord and shall not be removed by Tenant, except as hereinafter in this Article expressly provided.

     14.02 All paneling, movable partitions, lighting fixtures, special cabinet work, other business and trade fixtures, machinery and equipment, communications equipment and office equipment, whether or not attached to or built into the Demised Premises, which are installed in the Demised Premises by or for the account of Tenant, without expense to Landlord, and can be removed without permanent structural damage to the Building, and all furniture, furnishings and other articles of movable personal property owned by Tenant and located in the Demised Premises, (all of which are sometimes referred to as "Tenant's Property") shall be and shall remain the property of Tenant and may be removed by it at any time during the term of this lease; provided that if any of Tenant's Property is removed, Tenant or any party or person entitled to remove same shall repair or pay the cost of repairing any damage to the Demised Premises or to the Building resulting from such removal. Any equipment or other property for which Landlord shall have granted any allowance or credit to Tenant or which has replaced such items originally provided by Landlord at Landlord's expense shall not be deemed to have been installed by or for the account of Tenant, without expense to Landlord, and shall not be considered Tenant's Property. Anything contained in this Section 14.02 and in Section
14.03 below to the contrary, Tenant shall not be required to replace any lighting fixtures installed by Tenant, or to repair minor holes in the walls of the Demised Premises caused by the removal of such lighting fixtures, or to re-sheetrock or re-paint or perform similar repairwork that may be necessitated by the removal by Tenant of Tenant's Property except to the extent that any of the damage caused by such removal is extensive or excessive.

     14.03 At or before the Expiration Date, or the date of any earlier termination of this lease, or as promptly as practicable after such an earlier termination date, Tenant at its expense, shall remove from the Demised Premises all of Tenant's Property which is not attached to, or built into, the Demised Premises except such items thereof as Tenant shall have expressly agreed in writing with Landlord were to remain and to become the property of Landlord, and, except as otherwise expressly set forth in this lease, shall fully repair any damage to the Demised Premises or the Building resulting from such removal. Tenant's obligation herein shall survive the termination of the lease.

     14.04 Any other items of Tenant's Property (except money, securities and other like valuables) which shall remain in the Demised Premises after the Expiration Date or after a period of fifteen (15) days following an earlier termination date, may, at the option of Landlord, be deemed to have been abandoned, and in such case either may be retained by Landlord as its property or may be disposed of, without accountability, at Tenant's expense in such manner as Landlord may see fit.

     14.05   (a)   For purposes of this lease, "Specialty Installation(s)"
shall mean installations consisting of kitchens (but not pantry areas), executive bathrooms, raised computers floors, computer installations, communication installations, security systems, fire detection and suppression systems, vaults, internal staircases, dumbwaiters, pneumatic tubes, vertical and horizontal transportation systems and other installations of similar character or nature that are above and beyond standard or typical office installations. Unless otherwise expressly advised in writing by Landlord to the contrary, on or before the Expiration Date or sooner termination of this lease, Tenant shall, at its sole cost and expense, remove all Specialty Installation(s) from the Demised Premises and restore all slab and wall penetrations to the condition that existed prior to such penetrations (such removal and repair work being hereinafter referred to as the "Restoration Work").

             (b) Tenant's obligation and liability with respect to the removal of Specialty Installation(s) and the performance of the Restoration Work shall survive the Expiration Date (as same may be extended) or sooner expiration or termination of this lease.

             (c) In no event shall Tenant be obligated to remove or restore any installations to the extent that same are typical or standard office installations, notwithstanding anything to the contrary contained in Section
14.06 below.

     14.06 Notwithstanding anything contained in this Article to the contrary except for Specialty Installations, for any Change, including Tenant's Work, for which Tenant's Plans are submitted to Landlord for Landlord's approval, if Landlord approves the Change and the Tenant's Plans in question, and together with such approval Landlord notifies Tenant that Tenant will be required at the end of the term of this lease to remove a particular installation or improvement described in such Tenant's Plans, then Tenant shall remove such installation or improvement on or prior to the last day of the term of this lease and (except as otherwise expressly set forth in this lease) restore all damage to the Demised Premises and the Building caused by such removal.

                                  ARTICLE 15
                           Repairs And Maintenance

     15.01 Subject to the provisions of Section 15.02 below, Tenant shall take good care of the Demised Premises. Tenant shall promptly, at its sole cost and expense, make all nonstructural repairs to, the Demised Premises and the fixtures, equipment and appurtenances therein, including all Building systems and equipment to the extent same exclusively serve the Demised Premises or which have been installed or materially modified in any way by or on behalf of Tenant, as and when needed to preserve the Demised Premises (and all such fixtures, equipment and appurtenances) in good working order and condition, except for reasonable wear and tear and damage by casualty. In addition, but subject to the provisions of Section 11.03 above, Tenant, at its expense, shall promptly make all repairs, ordinary or extraordinary, interior or exterior, structural or otherwise, in and about the Demised Premises and the Building, as shall be required by reason of (i) the performance or existence of Tenant's
Work or Tenant's Changes, (ii) the installation, use or operation of Tenant's Property in the Demised Premises, (iii) the moving of Tenant's Property in or out of the Building, (iv) the negligence or willful act of Tenant or any of its employees, agents or contractors, (v) the use of any portion of the Demised Premises for a use that is not permitted under this lease, or (vi) a default under any of the terms, covenants or conditions in this lease on Tenant's part to observe, perform or comply with. Notwithstanding the foregoing, to the extent that Tenant is obligated to perform any structural repairs to any portion of the Demised Premises or other portion of the Building or is obligated to perform any repairs outside of the Demised Premises, Landlord, at its election, may perform such repairs on Tenant's behalf, in which event, Tenant shall reimburse Landlord for the actual costs paid or incurred by Landlord to perform such repairs within fifteen (15) days after Landlord's request therefor, which request shall be accompanied by a reasonably detailed description of the repairs in question and the costs thereof. Except if required by the negligence or other fault of Landlord or its employees, agents or contractors, but subject to the provisions of Section 11.03 above, Tenant, at its expense, shall replace all materially damaged glass in or about the Demised Premises and shall be responsible for all repairs, maintenance and replacement of interior doors and wall and floor coverings in the Demised Premises and, for the repair and maintenance of all lighting fixtures therein from and after the Commencement Date. All repairs made by Tenant shall be made in accordance with Article 13 of this lease, as if such repairs were a Change, subject to Landlord's right to make such repairs on behalf of Tenant, as more particularly provided above.

     15.02 Landlord, at its expense, shall keep and maintain the Building and its systems and facilities serving the Demised Premises, in good working order, condition and repair.

     15.03 Except as may otherwise be expressly provided in this lease including, without limitation, Section 18.06 below, Landlord shall have no liability to Tenant by reason of any inconvenience, annoyance, interruption or injury to business arising from Landlord, Tenant or others making or failing to make any repairs or changes which, with respect to Landlord, Landlord is required or permitted by this lease, or required by law to make, in or to any portion of the Building or the Demised Premises, or in or to the fixtures, equipment or appurtenances of the Building or the Demised Premises, provided that Landlord shall use due diligence in making any repairs and shall perform such repair work, except in case of emergency, at times reasonably convenient to Tenant and otherwise in such manner as will not materially interfere with Tenant's use of the Demised Premises; provided, however, the foregoing shall not require Landlord to perform any such repairs or changes on an overtime or premium time basis except in the case of an Abatement Event (as hereinafter defined) or, in Landlord's reasonable determination, actually threatens the health and safety of the occupants of the Demised Premises.

                                  ARTICLE 16
                                 Electricity

     16.01 Subject to the terms of Section 16.09 below of this Article, Landlord shall furnish electrical service at the electrical closet(s) serving the Demised Premises, for use in the Demised Premises (inclusive of the operation of the Building HV systems and AC system (as such terms are hereinafter defined) within the Demised Premises), in the amount of seven (7) watts per usable square foot on a connected load basis. Such capacity shall be provided by one or more sources as determined by Landlord and protected by fuses or circuit breakers with the sum total nameplate capacity not less than the total amperes identified above. A meter or meters shall measure the amount of "Usage" (as defined in subsection 16.02(a)) solely to the Demised Premises. Meter(s) will be furnished and installed, or made operational, by Landlord, at its sole cost and expense as part of Landlord's Work. Where more than one (1) meter measures the amount of Usage, Usage through each meter shall be computed and billed separately in accordance with the provisions of this Article 16.

     16.02   (a)   For purposes of this Article:

                   (i) "Usage" shall mean actual usage of electricity in the Demised Premises as measured by the aforesaid metering system for each calendar month or such other period as Landlord shall determine during the term of this lease and shall include the quantity and peak demand (kilowatt hours and kilowatts);

                   (ii) "Landlord's Rate" shall mean Landlord's average cost per kilowatt and average cost per kilowatt hour (including, in both cases, all applicable taxes, surcharges, demand charges, energy charges, fuel adjustment charges, time of day charges and other charges, adjustments and sums payable in respect thereof) of purchasing electric current for the Building from the company supplying electric current to the Building;

                   (iii) "Basic Cost" shall mean the product of (a) Usage multiplied by (b) the Landlord's Rate, for the period that corresponds to the period during which Usage was measured.

                   (iv) "Tenant's Cost" shall mean an amount equal to the sum of (a) the Basic Cost plus (b) seven and one-half (7.5%) percent of the Basic Cost for Landlord's overhead and expenses in connection with submetering.

             (b) Where more than one meter measures the amount of Usage, Usage through each meter shall be computed and billed separately in accordance with the provisions of this Article 16.

     16.03 Landlord shall, from time to time but not more often than monthly, furnish Tenant with an invoice indicating the period during which the Usage was measured and the amount of Tenant's Cost payable by Tenant to Landlord for such period. Within fifteen (15) days after receipt of each such invoice, Tenant shall pay the amount of Tenant's Cost set forth thereon to Landlord as additional rent. In addition, if any tax is imposed upon Landlord by any municipal, state or federal agency or subdivision with respect to the purchase, sale or resale of electrical energy supplied to Tenant hereunder, then Tenant agrees that to the extent permitted by law, such taxes shall be passed on to Tenant and included in the bill to, and paid by, Tenant to Landlord, as additional rent.

     16.04 Tenant hereby acknowledges that Landlord has made no representation or warranty as to whether or not the electrical service described in subsections
(i) and (iii) above is or will be sufficient or adequate for Tenant's electrical needs from time to time during the term of this lease. In addition, Landlord shall not in any wise be liable or responsible to Tenant for any loss, damage, or expense that Tenant may sustain or incur if either the quantity or character of electrical service is changed, is no longer available, or is unsuitable for Tenant's requirements, except to the extent that such change, unavailability or unsuitability is due to the intentionally wrongfully acts or gross negligence of Landlord or its employees or agents.

     16.05 In no event shall Tenant use or install any fixtures, equipment or machines the use of which in conjunction with other fixtures, equipment and machines in the Demised Premises would result in an overload of the electrical circuits servicing the Demised Premises.

     16.06   (a)   Tenant covenants and agrees that, at all times, its use of electric current shall never exceed the capacity of the feeders to the Building or the risers or wiring installation thereof, which shall not be less than the capacity necessary to furnish the electric service described in Section 16.01 above. In connection therewith, Tenant expressly agrees that all installations, alterations and additions of and to the electrical distribution system within the Demised Premises shall be subject to Landlord's prior written approval in each instance (which approval shall not be unreasonably withheld, conditioned or delayed), and, if such approval shall be given, rigid conduit for risers only shall be permitted. If, in connection with any request for such approval, Landlord shall, in its sole judgment, determine that additional risers, feeders, wiring installation or other equipment are required, Landlord shall, at the sole cost and expense of Tenant, install such additional risers, feeders, wiring installations and other equipment that Landlord shall deem necessary with respect thereto, provided, however, that, if Landlord shall determine, in its sole judgment, that the same will cause permanent damage or injury to the Building or to the Demised Premises, cause or create a dangerous or hazardous condition, entail excessive or unreasonable alterations, repairs, or expense, materially interfere with, or materially disturb, the other tenants or occupants of the Building, or adversely affect Landlord's ability to supply or furnish electricity to other portions of the Building at any time during the term of this lease, then Landlord shall not be obligated to make such installation, and Tenant shall not make the installation, alteration, or addition to the electrical distribution system within the Demised Premises with respect to which Tenant requested Landlord's approval. All of the aforesaid costs and expenses are chargeable and collectible as additional rent, and shall be paid by Tenant to Landlord within fifteen (15) days after rendition of any bill or statement to Tenant therefor.

             (b) Tenant shall furnish, install and replace, as required, all lighting tubes, lamps, bulbs and ballasts required in the Demised Premises, at Tenant's sole cost and expense. Subject to Tenant's rights under Section 14.02 above, all lighting tubes, lamps, bulbs and ballasts so installed shall become Landlord's property upon the expiration or sooner termination of this lease. Additionally, all fixtures installed by Tenant, if same do not conform to the description set forth hereafter, shall be lamped and ballasted (or relamped and reballasted) throughout the Demised Premises by Tenant at its expense as follows: fluorescent fixtures shall be lamped with F40WW energy saving type lamps and ballasted with energy saving type ballasts; and incandescent fixtures shall be lamped with ER50W and ER75W type lamps.

     16.07 In the event the meter(s) installed in the Demised Premises for the measurement of electricity consumption in the Demised Premises or any alternative submetering system installed by Landlord at a later date, becomes prohibited (by applicable laws and/or requirements of public authorities) from use, then Landlord, at its expense, may cause an independent electrical engineer chosen by Landlord or an electrical consulting firm selected by Landlord (hereinafter referred to as the "Electrical Consultant") to survey and determine Usage in, and Basic Cost for, the Demised Premises from time to time, at least once per twelve (12) month period, and the Electrical Consultant shall make such determination using criteria generally accepted in the Metropolitan New York City area and Landlord's Rate in effect at the time, and shall include the quantity and peak demand, for all electricity consumed by Tenant, plus seven and one-half (7.5%) percent of the Basic Cost for Landlord's expenses and administration fees. The determination made by the Electrical Consultant shall be binding on both Landlord and Tenant and such amount shall be deemed Tenant's Cost.

     16.08 Notwithstanding anything in Section 16.07 to the contrary, Tenant shall have the right as hereinafter provided, to contest any amounts determined by the Electrical Consultant pursuant to Section 16.07 as shall be due to Landlord as a result of any such survey. In the event that Tenant fails to send a written notice (hereinafter referred to as an "Objection Notice") to Landlord within sixty (60) days after the date of the Electrical Consultant's notice containing said Usage and Basic Cost, such notice shall become conclusive and binding upon Tenant. If Tenant disputes any such notice by sending an Objection Notice within the time and in the manner hereinbefore provided, then Tenant shall, at its sole cost and expense, have the right to engage an electrical engineer or electrical consulting firm (hereinafter referred to as "Tenant's Consultant") who shall promptly make a survey (hereinafter referred to as the "Disputing Survey") indicating Tenant's electrical usage in the Demised Premises. In the event that Landlord and Tenant are unable to agree on the amount of Usage and Basic Cost within thirty (30) days after the date
Tenant furnishes Landlord with a copy of the Disputing Survey, then the Electrical Consultant and Tenant's Consultant shall select a mutually acceptable electrical engineer or electrical consulting firm (hereinafter referred to as the "Third Consultant") within ten (10) days after the expiration of such thirty (30) day period. The Electrical Consultant and Tenant's Consultant shall submit the dispute to the Third Consultant and the determination by the Third Consultant shall be conclusive and binding upon Landlord and Tenant, except that the Third Consultant's determination shall not be less than or greater than the determinations of the Electrical Consultant and Tenant's Consultant. During the pendency of any such dispute, Tenant shall pay to Landlord the amount set forth in the Electrical Consultant's notice until the dispute is finally determined in accordance with the provisions of this Section and, in the event that such final determination is less than the amount set forth in the Electrical Consultant's notice, Landlord shall, at Tenant's election, refund to Tenant the amount of such excess payment or credit any such excess against any amounts then due or becoming due to Landlord under this lease. The cost of the Third Consultant shall be borne equally by Landlord and Tenant.

     16.09 Provided that it is physically possible for Tenant to receive the electric service described in Section 16.01 above directly from one or more of the companies or providers then serving the area in which the Building is located, Landlord may discontinue the aforesaid service upon thirty (30) days' notice to Tenant without being liable to Tenant therefor and without in any way affecting this lease or the liability of Tenant hereunder, and the same shall not be deemed to be a lessening or diminution of services within the meaning of any law, rule, or regulation now or hereafter enacted, promulgated, or issued. Landlord agrees that if it elects to discontinue the electric service as aforesaid, such discontinuance will be done on a non-discriminatory basis. In the event that Landlord gives such notice of discontinuance, Landlord shall permit Tenant to receive such service directly from one of such companies or providers and shall permit Landlord's wires and conduits, to the extent safely capable, to be used for such purpose. Any additional wires, conduits, or other equipment necessary and proper in connection therewith shall be installed by Landlord in accordance with the terms of, and subject to the conditions contained in this Article. In the event that Landlord exercises its rights under this Section 16.09, then: (a) Tenant shall contract for such electrical service directly with the said company or provider for all of Tenant's electric current requirements and (b) Landlord shall have no obligation to furnish electric current to Tenant or the Demised Premises. Provided Tenant is diligently and in good faith arranging to obtain electricity directly from said company or provider, Landlord may not discontinue the electric service to the Demised Premises until Tenant is able to contract directly for, and actually receive, such electric service. All meters and all additional panel boards, feeders, risers, wiring and other conductors and equipment which may be required to obtain electricity, of substantially the same quantity, quality and character as Landlord is obligated to furnish under Section 16.01, shall be installed by
Landlord: (1) at Landlord's expense, if Landlord shall have discontinued furnishing electricity to the Demised Premises voluntarily, or (2) at Tenant's expense, if Landlord shall have been compelled to discontinue furnishing electricity to the Demised Premises by reason of any act or omission of Tenant (other than the mere use of the Demised Premises for the purposes expressly permitted under Section 2.01(a) above), or (3) at the equal expense of Landlord and Tenant if such discontinuance shall have been by compulsion of law or of any rule or regulation and not by reason of any act or omission of Tenant (other than the mere use of the Demised Premises for the purposes expressly permitted pursuant to subsection 2.01(a) above).

                                ARTICLE 17
                   Heat, Ventilating And Air-Conditioning

     17.01   For the purposes of this lease:

             (a)   "Heating Season" shall mean October 15 through April 15;

             (b) "business days" shall mean Mondays through Fridays, except such days as are observed by the State or Federal government as legal holidays and those days designated as holidays by the applicable building service union employees contract (all of such holidays being hereinafter referred to as "Holidays");

             (c) "regular hours" shall mean the hours between 8:00 A.M. and 6:00 P.M. on business days, and the hours between 9:00 A.M. and 1:00 P.M. on Saturdays, except for Saturdays that are Holidays; and

             (d) "after hours" shall mean, with respect to heating service, any time other than regular hours during the Heating Season.

     17.02 In accordance with, and subject to, the provisions of this Article, Landlord shall furnish heat to the Demised Premises (the "heating service") through the perimeter units presently located in the Demised Premises, which heating service and air-conditioning service (as hereafter defined) shall be in compliance with the performance specifications set forth in Exhibit H annexed hereto and made a part hereof as may be required for reasonably comfortable occupancy of the Demised Premises during regular hours of business days. The systems through which Landlord so supplies the heating service to the Demised Premises are herein referred to as the "Building HV systems."

     17.03 At no additional cost to Tenant, but subject to energy conservation requirements of governmental authorities, Landlord shall furnish adequate heating service during regular hours during the Heating Season. If Tenant shall require after hours heating service during the Heating Season, Landlord shall furnish such after hours heating service, but for such after hours heating service on business days only, upon at least four (4) hours prior notice on such business day, and for such after hours heating service on a day other than a business day, only upon notice given not less than four (4) hours before the end of regular hours on the immediately preceding business day, and at Landlord's then prevailing hourly charges for providing such service, which shall be paid by Tenant within fifteen (15) days after written demand as additional rent. As of the date of this lease, the after hours heating service is $250.00 per hour. In the event that such after hours heating service is requested and shared by Tenant and other tenants, the cost thereof shall be prorated, on a rentable square foot basis among all tenants who have requested and who are sharing such after hours heating service. Notwithstanding anything contained in this lease which may be deemed to the contrary, Landlord shall have no obligation to furnish after hours heating service other than during the Heating Season.

     17.04 Use of the Demised Premises, or any part thereof, in a manner exceeding the design conditions (including occupancy and connected electrical load) specified for the Building's HV systems or rearrangement of partitioning which interferes with normal operation of the heating service in the Demised Premises, may require changes in the Building's HV Systems. Such changes, so occasioned, shall be made by Tenant, at its expense, subject to Landlord's prior written approval of such changes, which approval may be withheld for any reason. Tenant shall not make any change, alteration, addition or substitution to the Building's HV systems without Landlord's prior written approval, which may be withheld for any reason. In addition, Tenant agrees at all times to cooperate fully with Landlord and to abide by all reasonable regulations and requirements which Landlord may prescribe for the proper functioning and protection of the Building's HV systems.

     17.05   (a)   (i)   As part of Landlord's Work, Landlord is furnishing and
in accordance with, and subject to, the provisions of this Article and the other applicable provisions of this lease, but subject to energy conservation requirements of government authorities, Landlord shall furnish chilled water to the Demised Premises (the "chilled water service") during regular hours on business days during the Cooling Season (which shall be May 1 through October
14), in such amounts as to operate the Building's air-conditioning system (the "AC system") and Tenant's AC Equipment (as hereinafter defined) at its rated capacity, through the Building's chilled water distribution systems to provide air-conditioning service to the Demised Premises. Landlord shall perform such work in connection with the AC system as set forth on the Preliminary Plan annexed hereto as Exhibit C. If Tenant shall require after hours chilled water service during the Cooling Season, Landlord shall furnish such after hours chilled water service but only upon at least twenty-four (24) hours prior notice (landlord hereby agreeing to use reasonable efforts to accommodate Tenant's request for after hours chilled water service which is given by Tenant upon less than twenty-four (24) hours prior notice) and at Landlord's then prevailing hourly charges for providing such service, which shall be paid by Tenant within thirty (30) days after written demand as additional rent. As of the date of this lease, the after hours chilled water service charge is $350.00 per hour. Landlord's actual cost for providing chilled water shall include the cost and expense of electricity, water and labor. Notwithstanding anything contained in this lease which may be deemed to the contrary, Landlord shall have no obligation to furnish after hours chilled water service during the Heating Season.

                   (ii) Tenant, at its expense, may furnish and install additional air-conditioning units (collectively, the "Supplemental Units") in the Demised Premises, subject to Landlord's prior written approval, including, without limitation, approval as to the size, type and configuration of such Supplemental Units and Tenant's Supplemental AC Equipment (as hereinafter defined), to provide supplemental air-conditioning to the Demised Premises. The installation of the Supplemental Units shall be performed in accordance with the applicable provisions of this lease, including, without limitation, Article 13. If Tenant so installs the Supplemental Units, Tenant, at its sole cost and expense, shall furnish, design, install and distribute (all within the Demised Premises) the ductworks, fans, blowers, chilling equipment, thermostatic controls and other facilities, equipment and machinery (collectively, "Tenant's Supplemental AC Equipment") related to the Supplemental Units, and shall, in connection with such distribution, furnish, design, and installation, distribute and locate Tenant's Supplemental AC Equipment in accordance with the reasonable engineering, design and locational requirements of Landlord, if any. The Supplemental Units and all Tenant's Supplemental AC Equipment shall be installed by Tenant at its sole cost and expense and in accordance with, and subject to, the applicable provisions of this lease, and shall be located solely within the Demised Premises. The connection to the Building chilled or condenser water source shall be performed by Landlord's Building contractors and Tenant shall pay Landlord a one-time connection charge, not to exceed $2,500.00 per each point of tap-in of such Supplemental System, provided that such work is part of and occurs during the performance of Tenant's initial Tenant's Work. To the extent the installation of Tenant's Supplemental System occurs at any other time during the term of the lease, Tenant shall pay Landlord's then prevailing connection charge. The connection charge shall be payable by Tenant, as additional rent within ten (10) days of Landlord's demand and does not include the costs for any labor, materials or services furnished to Tenant with respect to the Supplemental Air-Conditioning System over and above the connection to the Building chilled or condenser water source.

                   (iii) The louvers and location thereof to be used in connection with the Supplemental Units shall be designated by Landlord.

             (a) The ductwork, fans, blowers, chilling equipment, thermostatic controls and other facilities, equipment and machinery which provide air-conditioning to the Demised Premises on the date hereof, are herein collectively referred to as the "Tenant's AC Equipment." Tenant shall, at its expense, properly and continuously maintain, repair and cause any and all replacements of the Tenant's AC Equipment. Tenant's obligation to maintain the Tenant's AC Equipment shall include, but not be limited to, the periodic cleaning and/or replacement of filters, replacement of fuses and belts, the calibration of thermostats and all startup and shut down maintenance of the Tenant's AC Equipment. Such maintenance obligations shall be performed throughout the term of this lease, on Tenant's behalf, by a reputable air-conditioning maintenance company engaged by Tenant at its expense. In the event Tenant shall fail to engage an air-conditioning maintenance company as aforesaid, then, notwithstanding anything contained in this lease which may be deemed to the contrary, and in addition to all of Landlord's other rights and remedies, Landlord may (but shall not be obligated to) perform such maintenance and/or engage an air-conditioning service company at Tenant's expense to perform the aforesaid maintenance to the Tenant's AC Equipment, and Tenant shall pay as additional rent hereunder, within thirty (30) days after Landlord's demand therefor, all expenses incurred by Landlord in connection therewith, which demand shall be accompanied by reasonable substantiating evidence of such expenses. Landlord shall have the right, but not the obligation, at its expense, to monitor and/or supervise the maintenance and repair of the Tenant's AC Equipment, and Tenant shall, at its expense, follow all reasonable instructions of Landlord relating to such maintenance and repair.

             (b) All electricity used in connection with the operation of the Tenant's AC Equipment shall be measured by the metering system described in
Article 16 hereof and shall be supplied with electricity in accordance with, and subject to, all of the terms, covenants and conditions contained in said Article
16. The Tenant's AC Equipment shall be operated by Tenant at Tenant's sole cost and expense. Tenant shall control the hours of operation of the Tenant's AC Equipment, however, Landlord shall not be obligated to provide chilled water other than during regular hours during the Cooling Season, and, furthermore, Tenant, immediately upon Landlord's request in the case of an emergency and upon prior reasonable (oral or written) notice in all other cases, shall stop service of the Tenant's AC Equipment when necessary, by reason of accident or emergency or when necessary to maintain, or make repairs to, the Building or any of the Building's systems. Tenant shall operate the Tenant's AC Equipment in compliance with all applicable laws, orders and regulations, including, but not limited to, the New York State Energy Conservation Code, as the same may be from time to time amended. Tenant shall indemnify and save Landlord harmless from and against all costs, expenses, fines, penalties, liabilities and damages which may be imposed upon Landlord by reason of Tenant's (or its contractors, subtenants, licensees, agents, servants, invitees or visitors) failure to comply with the provisions of the preceding two sentences.

     17.06 In no event may any window air-conditioning units be installed, maintained or operated in any portion of the Demised Premises.

                                  ARTICLE 18
                         Landlord's Other Services

     18.01 Landlord shall provide public elevator service, passenger and freight, by elevators serving the floor on which the Demised Premises are situated during regular hours of business days with respect to the passenger elevators, and during the hours (the "Freight Elevator Hours") of 8:00 A.M. and 6:00 P.M. (excluding a one (1) hour lunch break) on business days with respect to the freight elevator, and shall have at least one passenger elevator subject to call at all other times. Tenant acknowledges that Tenant's use of such freight elevator is non-exclusive and subject to scheduling by Landlord. Notwithstanding anything contained herein to the contrary, Tenant shall not be obligated to pay for the first five (5) hours, in the aggregate, of after Freight Elevator Hours use, which shall be utilized in thirty (30) minute increments.

     18.02 Landlord shall cause the Demised Premises to be cleaned in accordance with the cleaning specifications annexed hereto as Exhibit F. Tenant shall pay to Landlord within fifteen (15) days after demand the costs incurred by Landlord for (a) extra cleaning work in the Demised Premises required because of (i) misuse or neglect on the part of Tenant or its employees or visitors, (ii) the use of portions of the Demised Premises for preparation, serving or consumption of food or beverages which results in the removal or other cleaning of "wet trash" and all trash from catered services, and the use of portions of the Demised Premises for private lavatories or toilets or other special purposes requiring greater or more difficult cleaning work than office areas, (iii) unusual quantity of interior glass surfaces,
(iv) non-building standard materials or finishes installed by Tenant or at its request, and (b) the removal from the Demised Premises and the Building of any refuse and rubbish of Tenant in excess of that ordinarily accumulated daily in the routine of business office occupancy. Landlord, its cleaning contractor and their employees shall have after hours access to the Demised Premises and the free use of light, power and water in the Demised Premises as reasonably required for the purpose of cleaning the Demised Premises in accordance with Landlord's obligations hereunder.

     18.03 Landlord shall furnish adequate domestic hot and cold water to the floor(s) on which the Demised Premises are located through the existing wet columns, for drinking, pantry, lavatory and cleaning purposes. If Tenant uses water for any other purpose Landlord, at Tenant's expense, may install meters to measure only Tenant's consumption of water for such other purposes, as the case may be. Tenant shall pay for the quantities of cold water and hot water shown on such meters, at Landlord's cost thereof, within fifteen (15) days of the rendition of Landlord's bills therefor.

     18.04 Landlord, at its expense, shall maintain the listing on the Building directory of the names of Tenant and its permitted assignees and sublessees, and the names of any of their respective officers and employees, provided that the names so listed shall not (for so long as such directory shall be a directory containing fixed lettering) take up more than Tenant's Proportionate Share of the number of lines on the Building directory. In the event Tenant shall require additional listing on the Building directory, Landlord shall, to the extent space for such additional listing is available, maintain such listings and Tenant shall pay to Landlord the then Building standard charge for each such additional listing or any substitute listings. If Landlord installs a computerized directory for general use, Tenant may have Tenant's Proportionate Share of the listings thereon, at no charge.

     18.05 Landlord reserves the right, without any liability to Tenant, except as otherwise expressly provided in this lease, to stop operating any of the heating, ventilating, air conditioning, electric, sanitary, elevator, or other building systems serving the Demised Premises, and to stop the rendition of any of the other services required of Landlord under this lease, whenever and for so long as may be necessary, by reason of accidents, emergencies, strikes or the making of repairs or changes which Landlord is required by this lease or by law to make or in good faith deems necessary, by reason of difficulty in securing proper supplies of fuel, steam, water, electricity, labor or supplies, or by reason of any other cause beyond Landlord's reasonable control. Landlord shall take reasonable steps to minimize any inconvenience to Tenant in connection with such stoppage; provided, however, the foregoing shall not require Landlord to perform any such repairs or changes on an overtime or premium time basis except in the case of an Abatement Event or, in Landlord's reasonable determination, actually threatens the health and safety of the occupants of the Demised Premises.

     18.06   (a)   If (i) Landlord fails to provide any service or make any
repair which Landlord is expressly obligated to furnish or make under this lease (other than whenever and for so long as may be necessary (except if occurring for more than 365 consecutive days), by reason of accidents, emergencies, strikes; or the making of or performing any repairs, alterations, improvements, additions or changes which Landlord is required to make or perform under this lease or by applicable laws and/or requirements of public authorities or requirements of insurance bodies, now or hereafter in effect, or which in good faith Landlord deems necessary; or by reason of difficulty in securing proper supplies of fuel, steam, water, electricity, labor or supplies; or by reason of any other cause beyond Landlord's reasonable control) (such failure being hereinafter referred to as an "Abatement Event"), and such Abatement
Event renders untenantable (which word shall be deemed to include "inaccessible") at least ten (10%) percent of the rentable area of the Demised Premises (excluding any portion of the Demised Premises that (I) is then vacant or (II) is occupied by any person or entity (other than the named Tenant) that is obligated to continue to pay its rent or other use or occupancy fees to Tenant regardless of the occurrence of the Abatement Event (such portion(s) of the Demised Premises being hereinafter referred to as the "Excluded Portions")) (Landlord and Tenant hereby agreeing that the Demised Premises (or the applicable portion thereof) shall be deemed untenantable if the Abatement Event reasonably prevents Tenant from using the Demised Premises for the uses expressly permitted in this lease which may be due to the loss of electrical service, heat during the Heating Season, and air-conditioning during the Cooling Season so that the HVAC Specifications annexed hereto as Exhibit H are not satisfied); (ii) Landlord receives notice from Tenant of the Abatement Event and of the fact that Tenant is prevented from, and has actually ceased, so using at least ten (10%) percent of the rentable area of the Demised Premises (excluding any Excluded Portions) and has actually vacated at least ten (10%) percent of the rentable area of the Demised Premises (excluding any Excluded Portions) and of the specific portions of the Demised Premises that Tenant is prevented from, and has actually ceased, so using and has vacated (such notice being hereinafter referred to as the "Untenantability Notice"); (iii) for at least fifteen (15) consecutive business days after Landlord's receipt of the Untenantability Notice, and as a result of the Abatement Event, Tenant actually ceases using, and continues not to use, and has vacated, such specific portions of the Demised Premises and such specific portions comprise at least ten (10%) percent of the rentable area of the Demised Premises and do not include any Excluded Portions;
(iv) the Abatement Event is not the result of any act or omission of Tenant, or Tenant's employees, agents, contractors or invitees, or of any person or entity claiming by, through or under any of the foregoing; and (v) no Event of Default shall then exist, then, as Tenant's sole right and remedy, the rents payable by Tenant under this lease shall be reduced as provided in subsection
(b) below. The Untenantability Notice, to be effective, shall specify (in reasonable detail) the portion(s) of the Demised Premises (excluding any rentable area of any Excluded Portions) which is/are untenantable as a result of the Abatement Event and the manner and respects in which such portion is untenantable. Notwithstanding anything in this Article which may be deemed to the contrary, in determining which portions of the Demised Premises are untenantable, Excluded Portions shall not be considered, except that the Excluded Portions shall be included in determining the total rentable area of the Demised Premises for the purposes of determining the fraction of the total rentable area of the Demised Premises that is untenantable.

             (b)   Provided that the conditions described in clauses (i) through
(v) of subsection (a) above have been satisfied, during the period (the "Abatement Period") commencing on the date (the "Abatement Commencement Date") which is the sixteenth (16th) consecutive business day after Landlord's receipt of the Untenantability Notice, and ending on the last day that the Demised Premises (or the applicable portion thereof) is untenantable as a result of the Abatement Event (such last day being hereinafter referred to as the "Abatement Expiration Date"), the fixed rent, Tax Payment and Operating Expense Payment payable by Tenant under this lease that are attributable to the Abatement Period shall be reduced by an amount (the "Abatement Amount") equal to (i) the annual fixed rent, Tax Payment and the Operating Expense Payment, per rentable square foot, payable during, or attributable to, the Abatement Period, divided by (ii) 365, and multiplied by (iii) the number of days during the Abatement Period, and multiplied further by (iv) the rentable area of the portion of the Demised Premises that is so untenantable (as such area may change from time to time), excluding the rentable area of any Excluded Portions. Notwithstanding anything contained in this Article to the contrary, the Abatement Period shall end with respect to the portion(s) of the Demised Premises in question, and the Abatement Expiration Date shall be deemed to have occurred with respect to such portions, on the date that either Tenant, or any person or entity claiming by, through or under Tenant resumes using or occupying such portion(s) of the Demised Premises for any reason (other than for inspection purposes, but including the performance of any Changes), or on the date that the continuation of the untenantability results from any act or omission of Tenant, or Tenant's employees, agents, contractors or invitees, or any person or entity claiming by, through or under any of the foregoing. In addition, and notwithstanding anything contained in this Article to the contrary, the Abatement Period shall end for all portions of the Demised Premises, and the Abatement Expiration Date shall be deemed to have occurred for all portions of the Demised Premises, on the date that an Event of Default occurs (the ending of the Abatement Period and the occurrence of the Abatement Expiration Date, being in addition to all of Landlord's other rights and remedies in respect of such default).

             (c) Notwithstanding anything contained in this Article to the contrary, the provisions of Article 22 of this lease shall supercede this Article and shall govern, if the Abatement Event results from a fire or other casualty. If it is not clear whether or not an Abatement Event results from a fire or other casualty as opposed to any other cause, then the presumption shall be that the Abatement Event resulted from a fire or other casualty.

             (d) Notwithstanding anything contained in subsection (a) above to the contrary, if within five (5) business days after Tenant gives the Untenantability Notice to Landlord, Landlord notifies Tenant that Landlord disputes Tenant's contention that at least ten (10%) percent of the rentable area of the Demised Premises is untenantable, or that such untenantability resulted from an Abatement Event, or that Tenant is entitled to the abatements set forth in this Article, Tenant shall not be entitled to any reduction of the annual fixed rent, the Tax Payment or the Operating Expense Payment until such time as Landlord and Tenant agree, in writing, on such reduction, or, if Landlord and Tenant fail to so agree within twenty (20) days after Landlord so notifies Tenant, until such time as such dispute is settled by arbitration, pursuant to subsection (e) below, in Tenant's favor, it being agreed that Tenant shall have the right to submit such dispute to arbitration pursuant to said subsection (e) within ninety (90) days after the last day of the twenty
(20) day period hereinbefore described. If Landlord and Tenant fail to so agree and Tenant fails to submit such dispute to arbitration within the time period hereinbefore set forth, such dispute shall be deemed resolved in Landlord's favor, and Tenant shall not be entitled to any reduction or abatement of annual fixed rent, Tax Payment or Operating Expense Payment. Furthermore, if the annual fixed rent, the Tax Payment or the Operating Expense Payment is reduced pursuant to subsections (a) and (b) above or this subsection (d), and thereafter Landlord gives to Tenant a notice (the "Abatement Expiration Notice") stating that less than ten (10%) percent of the rentable area of the Demised Premises is then untenantable, or that one (1) or more of the portions of the Demised Premises in question are not, or are no longer, untenantable, or that the untenantability which entitled Tenant to such reduction of annual fixed rent no longer results from the Abatement Event, then the Abatement Period (with respect to the applicable portions of the Demised Premises) shall be deemed to have ended on the date which is the earliest to occur of any of the foregoing events, unless Tenant notifies Landlord that Tenant disputes Landlord's contention that any of such events has occurred, and either (i) Landlord or Tenant agree otherwise in writing, or (ii) if Landlord and Tenant fail so to agree within twenty (20) days after Tenant so notifies Landlord, such dispute is settled by arbitration, pursuant to said subsection (e), in Tenant's favor, it being agreed that Tenant shall have the right to submit such dispute to arbitration pursuant to said subsection (e) within ninety (90) days after the last day of the twenty (20) day period hereinbefore described. If Landlord and Tenant fail so to agree and Tenant fails to submit such dispute to arbitration within the time period hereinbefore set forth, Tenant shall not be entitled to any further reduction of annual fixed rent, the Tax Payment or the Operating Expense Payment as provided in the Abatement Expiration Notice.

             (e) Tenant may request arbitration of the matters described in subsection (d) above, subject to the provisions of said subsection (d), by notice from Tenant to Landlord, in accordance with the then prevailing rules of the Expedited Procedures provisions (presently Rules 54 through 58, as same may be amended from time to time) of the American Arbitration Association (or successor thereto) in the City of New York. The decision of the arbitrator shall be final and conclusive. Subject to the terms of the immediately succeeding sentence, judgment on the decision rendered by the arbitrator may be entered in any court having jurisdiction thereof. In rendering such decision, the arbitrator shall not add to, subtract from, or otherwise modify the provisions of this lease. The fees and expenses of such arbitration shall be borne by the unsuccessful party. In any such arbitration, the prevailing party shall be entitled to collect its costs, expenses and reasonable attorneys' fees from the non-prevailing party.

            (f) The rights and remedies of Tenant expressly set forth in this Article shall be Tenant's only rights and remedies in respect of an Abatement Event. In addition, Tenant may exercise the rights and remedies expressly set forth in this Article only if the then Tenant is the Tenant named in this lease or its permitted assignee and such Tenant or its permitted assignee then occupies for its own account at least seventy-five (75%) percent of the rentable area of the Demised Premises.

                                 ARTICLE 19
                Access, Changes In Building Facilities, Name

     19.01 Except for the inside surfaces of all walls, windows and doors bounding the Demised Premises, but including exterior building walls, core corridor walls and doors and any core corridor entrances, and any space in or adjacent to the Demised Premises used for shafts, stacks, pipes, conduits, fan rooms, ducts, electric or other utilities, sinks, elevators, fire stairs or other building facilities and systems, and the use thereof, as well as access thereto through the Demised Premises for the purpose of operation, maintenance, decoration and repair, are reserved to Landlord, except that Landlord shall make available to Tenant, within horizontal and vertical shafts from the basement service entrance of the Building to the Building's core on the fifth
(5th) floor of the Building, sufficient space so as to allow Tenant to install in such shafts, on a non- exclusive basis, two (2) four inch conduits ("Tenant's Conduits") to carry Tenant's telecommunications and data cabling.

     19.02 Tenant shall permit Landlord to install, use, replace, repair, and maintain pipes, ducts and conduits within the demising walls, bearing columns and ceilings of the Demised Premises provided same are substantially concealed within same and Landlord repairs any damage to the Demised Premised caused by such installation, use, replacements, repair or maintenance. Landlord agrees to use reasonable efforts to install, use, replace, repair and maintain such pipe, ducts and conduits in such a manner so as to minimize interference with Tenant's use of the Demised Premises.

     19.03 Landlord or Landlord's agent shall have the right, upon reasonable advance request (except in emergency as hereafter provided where no request need be made) to enter and/or pass through the Demised Premises or any part thereof, except for areas that Tenant has identified to Landlord in writing where money or other valuables are kept (hereinafter referred to as "security areas") at reasonable times during reasonable hours, (i) to examine the Demised Premises and to show them to the fee owners, lessors of superior leases, holders of superior mortgages, or prospective purchasers, mortgagees or lessees of the Building as an entirety, and (ii) for the purpose of making such repairs or changes in or to the Demised Premises or in or its facilities, as may be provided for by this lease or as may be mutually agreed upon by the parties or as Landlord may be required to make by law or in order to repair and maintain said structure or its fixtures or facilities. In entering the Demised Premises as aforesaid, Landlord agrees to use reasonable efforts to minimize interference with Tenant's use of the Demised Premises. Landlord shall be allowed to take all materials into and upon the Demised Premises that may be reasonably required for such repairs, changes, repainting or maintenance to the Demised Premises only, without liability to Tenant, but Landlord shall not unreasonably interfere with Tenant's use of the Demised Premises. Landlord shall also have the right to enter on and/or pass through the Demised Premises, or any part thereof, at such times as such entry shall be required by circumstances of emergency affecting the Demised Premises or the Building. In such circumstances of emergency, a policeman or fireman shall accompany Landlord's entry into any security area whenever possible and Landlord will give Tenant prompt notice after such entry.

     19.04 During the period of twelve (12) months prior to the Expiration Date Landlord may, upon reasonable advance notice, exhibit the Demised Premises to prospective tenants.

     19.05 Landlord reserves the right, at any time, without incurring any liability to Tenant therefor, and without it constituting an actual or constructive eviction, to make such changes in or to the Building and the fixtures and equipment thereof, as well as in or to the size, composition, number, arrangement or location of the public entrances, doors, doorways, halls, passages, elevators, escalators and stairways and other public portions thereof, as it may deem necessary or desirable, provided that (a) the services required to be provided to Tenant pursuant to the provisions of this lease shall not be adversely affected, and (b) the size of the Demised Premises shall not be reduced and (c) Tenant shall, at all times, have ingress and egress to and from the Building and the Demised Premises.

     19.06 Landlord may adopt any name for the Building. Landlord reserves the right to change the name or address of the Building at any time.

     19.07 For the purposes of this Article 19, the term "Landlord" shall include lessors of leases and the holders of mortgages to which this lease is subject and subordinate as provided in Article 7.

     19.08 Any reservation in this lease of a right by Landlord to enter upon the Demised Premises and to make or perform any repairs, alterations or other work in, to or about the Demised Premises which, in the first instance, is the obligation of Tenant pursuant to this lease shall not be deemed to: (i) impose any obligation on Landlord to do so, (ii) render Landlord liable (to Tenant or any third party) for the failure to do so, or (iii) relieve Tenant from any obligations to indemnify Landlord as otherwise provided elsewhere in this lease.

     19.09 Landlord agrees that, subject to the provisions of Section 21.03, access to the Demised Premises and the Building will be available to Tenant 24 hours per day, 7 days per week, subject to Landlord's reasonable security measures for the Building. Landlord intends to install a building-wide card security system in the lobby of the Building. A lobby desk shall be located in the Building lobby and shall be staffed 24 hours per day, 7 days per week.

     19.10 If Tenant desires internet service and/or other telecommunication services, Tenant, at Tenant's sole cost and expense, shall directly arrange and contract with an internet service provider (an "ISP") to provide internet service to the Demised Premises and with a telecommunications provider (a "Telecommunications Provider") to provide telecommunications service to the Demised Premises. Only the Tenant's Conduits may be used for Tenant's internet and telecommunications needs. Tenant's ISP and Telecommunications Provider shall be subject to Landlord's prior written approval (which approval shall not be unreasonably withheld, conditioned or delayed, except that if the proposed ISP is the then ISP designated by Landlord for the Building or if the proposed Telecommunications Provider is the then Telecommunications Provider designated by Landlord for the Building (both of which providers, on the date of this lease, are Cogent Communications and Eureka Broadband, a non-exclusive provider of both such services in the Building), such approval shall be deemed given.
All wiring and related work required to be performed within the Demised Premises to allow Tenant to access such internet service and telecommunications service and all fees and charges charged by the ISP and the Telecommunications Provider shall be paid directly to Tenant's ISP and Telecommunications Provider by Tenant. Tenant's use of an ISP or a Telecommunications Provider (other than the then ISP designated by Landlord for the Building or the then Telecommunications Provider designated by Landlord for the Building) shall be conditioned upon such ISP and/or Telecommunications Provider executing and delivering to Landlord (or to Landlord's agent or designee) a license agreement, in form and content reasonably satisfactory to Landlord in all respects, and for Landlord (or such agent or designee) to charge such ISP and/or Telecommunications Provider a fee for installing, operating and maintaining equipment in the Building. Tenant acknowledges and agrees that such a condition is reasonable and necessary for the orderly and proper operation and maintenance of the Building and its systems.

     19.11 If Tenant desires cable television service for the Demised Premises and so notifies Landlord, then Landlord shall cooperate, at Tenant's sole cost and expense, with Tenant, subject to any reasonable rules, regulations and/or requirements adopted or imposed by Landlord, in connection with Tenant obtaining cable television service for the Demised Premises. Only the Tenant's Conduits may be used for Tenant's cable television needs. If Tenant desires cable television service for the Demised Premises, Tenant, at Tenant's sole cost and expense, shall directly arrange and contract with a cable television provider (an "CTP") to provide cable television service to the Demised Premises.
Tenant's CTP shall be subject to Landlord's prior written approval (which approval shall not be unreasonably withheld, conditioned or delayed, except that if the proposed CTP is the then CTP designated by Landlord for the Building, such approval shall be deemed given. All wiring and related work required to be performed within the Demised Premises to allow Tenant to access such cable television service shall be performed by or on behalf of Tenant in accordance with, and subject to, the applicable provisions of this lease, including Articles 13 and 14. All fees and charges charged by the CTP, shall be paid directly to Tenant's CTP by Tenant. Tenant's use of a CTP (other than the then CTP designated by Landlord for the Building) shall be conditioned upon such CTP executing and delivering to Landlord (or to Landlord's agent or designee) a license agreement, in form and content reasonably satisfactory to Landlord in all respects, and for Landlord (or such agent or designee) to charge such CTP a fee for installing, operating and maintaining equipment in the Building. Tenant acknowledges and agrees that such a condition is reasonable and necessary for the orderly and proper maintenance and operation of the Building and its systems.

                                 ARTICLE 20
                             Notice Of Accidents

     20.01 Tenant shall give notice to Landlord, promptly after Tenant learns thereof, of (i) any accident in or about the Demised Premises for which Landlord might be liable, (ii) all fires in the Demised Premises, (iii) all damages to or defects in the Demised Premises, including the fixtures, equipment and appurtenances thereof, for the repair of which Landlord might be responsible, and (iv) all damage to or defects in any parts or appurtenances of the Building's sanitary, electrical, heating, ventilating, air-conditioning, elevator and other systems located in or passing through the Demised Premises or any part thereof.

                                  ARTICLE 21
                       Non-Liability And Indemnification

     21.01 Neither Landlord nor any agent or employee of Landlord shall be liable to Tenant for any injury or damage to Tenant or to any other person or for any damage to, or loss (by theft or otherwise) of, any property of Tenant or of any other person, irrespective of the cause of such injury, damage or loss, it being understood that no property, other than such as might normally be brought upon or kept in the Demised Premises as an incident to the reasonable use of the Demised Premises for the purpose herein permitted, will be brought upon or be kept in the Demised Premises except to the extent caused by the intentionally wrongful acts or gross negligence of Landlord, its agents or employees.

     21.02   (a)   To the extent that Landlord shall not be entitled to
reimbursement from insurance proceeds and subject to the provisions of Section
11.03 above, Tenant shall indemnify and save harmless Landlord and its agents against and from (i) any and all claims (x) arising from (A) the conduct or management of the Demised Premises or of any business therein, (B) any default under, or breach of, any of the terms, covenants or conditions of this lease on Tenant's part to observe, perform or comply with, or (C) any work done, or any condition created (other than by Landlord) in or about the Demised Premises during the term of this lease or during the period of time, if any, prior to the Commencement Date that Tenant may have been given access to the Demised Premises or during the period of time after the expiration of the term of this lease that Tenant, or any person or entity claiming by, through or under Tenant, remains in possession or occupancy of the Demised Premises or any portion thereof, or (y) arising from and to the extent of any negligent or otherwise wrongful act or omission of Tenant or any of its subtenants or licensees or its or their employees, agents or contractors even if the claims described in (x) or (y) above arise out of the concurrent negligence of Landlord, and (ii) all reasonable costs, expenses and liabilities incurred in or in connection with each such claim or action or proceeding brought thereon. In case any action or proceeding be brought against Landlord by reason of any such claim, Tenant, upon notice from Landlord, shall resist and defend such action or proceeding by attorneys reasonably acceptable to Landlord, Landlord agreeing that the attorneys for the insurance company providing Tenant's insurance are acceptable. In no event shall Landlord be entitled to make a claim for consequential damages under this subsection (a).

             (b) To the extent that Tenant shall not be entitled to reimbursement from insurance proceeds and subject to the provisions of Section

11.03 above, Landlord shall indemnify and save harmless Tenant and its agents against and from (i) any and all claims (x) arising from (A) the conduct or management of the Building (other than the Demised Premises) or of any business therein, or (B) any work or thing whatsoever done, or any condition created (other than by Tenant) in or about the Building (other than the Demised Premises) during the term of this lease, or (y) arising from any negligent or otherwise wrongful act or omission of Landlord or any of its tenants or licensees or its or their employees, agents or contractors if, and only if, the claims described in (x) or (y) above arise out of the sole negligence, gross negligence or willful misconduct of Landlord or its agents and employees, and
(ii) all reasonable costs, expenses and liabilities incurred in or in connection with each such claim or action or proceeding brought thereon. In case any action or proceeding be brought against Tenant by reason of any such claim, Landlord, upon notice from Tenant, shall resist and defend such action or proceeding by attorneys reasonably acceptable to Tenant, Tenant agreeing that the attorneys for the insurance company providing Landlord's insurance are acceptable. In no event shall Tenant be entitled to make a claim for consequential damages under this subsection (b).

     21.03   (a)   Except as otherwise expressly provided in this lease, this lease and the obligations of Tenant hereunder shall be in no wise affected, impaired or excused because Landlord is unable to fulfill, or is delayed in fulfilling, any of its obligations under this lease by reason of strike, other labor trouble, governmental pre-emption or priorities or other controls in connection with a national or other public emergency or shortages of fuel, supplies or labor resulting therefrom, acts of God or other like cause beyond Landlord's reasonable control.

             (b) Except as otherwise expressly provided in this lease, this lease and the obligations of Landlord hereunder shall be in no wise affected, impaired or excused because Tenant is unable to fulfill, or is delayed in fulfilling any of its obligations under this lease (except for the obligations to pay fixed rent and additional rent) by reason of strike, other labor trouble, governmental pre-emption or priorities or other controls in connection with a national or other public emergency or shortages of fuel, supplies or labor resulting therefrom, acts of God or other like cause beyond Tenant's reasonable control.

                                  ARTICLE 22
                             Destruction Or Damage

     22.01 If the Building or the Demised Premises shall be partially damaged or partially destroyed by fire or other cause, the fixed rent and the additional rent payable under Article 5 hereof shall be abated to the extent that the Demised Premises shall have been rendered untenantable or inaccessible for the period from the date of such untenantability or inaccessibility to the date the damage shall be repaired or restored to the extent necessary to make the Demised Premises tenantable and accessible. If the Demised Premises shall be totally (which shall be deemed to include substantially totally) damaged or destroyed or rendered completely (which shall be deemed to include substantially completely) untenantable or inaccessible on account of fire or other cause, the fixed rent and the additional rent payable under Article 5 hereof shall abate as of the date of the damage or destruction or untenantability, as the case may be, through the date next preceding the date on which the repairs to the Building and the Demised Premises having been substantially completed to the extent necessary to make the Demised Premises tenantable and accessible, provided, however, that if Tenant, or any person or entity claiming by, through or under

Tenant, or any person or entity claiming by, through or under Tenant, occupies a portion of the Demised Premises for the conduct of its business during the period the restoration work is taking place and prior to the date that the same are made tenantable, the fixed rent and such additional rent attributable to the portions of the Demised Premises so occupied on a per rentable square foot basis, shall be reinstated from and after the date of such occupancy.

     22.02 If the Building or the Demised Premises shall be partially or totally damaged or destroyed by fire or other cause, then, provided this lease shall not have been terminated as in Section 22.03 below provided, Landlord shall repair the damage with reasonable dispatch after notice to it of the damage or destruction; provided, however, that Landlord shall not be required to repair or replace any of Tenant's Property nor to repair or restore any Tenant's Work or Changes.

     22.03 If the Building shall be totally damaged or destroyed by fire or other cause, or if the Building shall be so damaged or destroyed by fire or other cause (whether or not the Demised Premises are damaged or destroyed) as to require a reasonably estimated expenditure of more than twenty-five (25%) percent of the full insurable value of the Building immediately prior to the casualty, then in either such case Landlord may terminate this lease by giving Tenant notice to such effect within ninety (90) days after the date of the casualty. In case of any damage or destruction mentioned in this Article
Tenant may terminate this lease, by notice to Landlord, if Landlord has not substantially completed the making of the required repairs within nine (9) months after the date of such damage or destruction, which nine (9) month period shall be extended for up to three (3) months if Landlord is delayed in making such repairs by adjustment of insurance, labor trouble, governmental controls, act of God, or any other cause beyond Landlord's reasonable control (such nine (9) month period, as same may be so extended by up to an additional three (3) months, being hereinafter referred to as the "Restoration Period"). For Tenant's notice of termination to be effective, it must be sent within forty-five (45) days after the last day of the Restoration Period, TIME BEING
OF THE ESSENCE. If Tenant gives such notice of termination within such forty-five (45) day period, the term of this lease shall expire as fully and completely on the date which is thirty (30) days after the date on which Tenant gives such notice to Landlord, as if such date were the Expiration Date and Tenant shall forthwith quit, surrender and vacate the Demised Premises in accordance with the applicable provisions of this lease, without prejudice, however, to Landlord's rights and remedies against Tenant under the provisions of this lease in effect prior to such termination, and any fixed rent or additional rent owing shall be paid up to such date and any payments of fixed rent or additional rent made by Tenant which were on account of any period subsequent to such date shall promptly be returned to Tenant. In addition, if any damage or destruction mentioned in this Article occur, and Landlord does not elect to terminate this lease as provided in this Section 22.03, then, provided Tenant has not elected to terminate this lease pursuant to clause (B) below, within sixty (60) days after such fire or other cause, Landlord shall deliver to Tenant a statement (the "Contractor's Statement") from a contractor, construction manager, architect or engineer, reasonably selected by Landlord which has been reviewed and/or approved by Landlord's insurance carrier and the holder of the superior mortgage, that sets forth such contractor's, construction manager's, architect's or engineer's good faith estimate as to when the repairs described in Section 22.02 above will be substantially complete. The Contractor's Statement shall be without any representation or warranty on the part of, or recourse against, Landlord or the person or entity that actually gives such statement, except for Tenant's right to terminate this lease as expressly hereinafter provided in the event that such statement is incorrect. Notwithstanding anything contained in this Article 22 to the contrary, (A) if such contractor, construction manager, architect or engineer reasonably estimates that the repairs described in Section 22.02 above will be substantially complete more than nine (9) months after the date of such damage or destruction, or (B) if the Demised Premises shall be totally damaged or destroyed by fire or other cause during the last eighteen (18) months of the term of this lease, then, Tenant, as Tenant's sole right and remedy, may elect to terminate this lease by written notice to Landlord (such notice being hereinafter referred to as a "Tenant Article 22 Termination Notice") given within forty-five (45) days after the date Tenant receives the Contractor's Statement, in the case of clause (A), or within forty-five (45) days after the date of the fire or other cause, in the case of clause (B), TIME BEING OF THE ESSENCE WITH RESPECT TO ALL OF SUCH DATES, in which event, the term of this lease shall expire as fully and completely on the date which is thirty (30)
days after the date on which Tenant gives Landlord the Tenant Article 22 Termination Notice, as if such date were the Expiration Date and Tenant shall forthwith quit, surrender and vacate the Demised Premises in accordance with the applicable provisions of this lease, without prejudice, however, to Landlord's rights and remedies against Tenant under the provisions of this lease in effect prior to such termination, and any fixed rent or additional rent owing shall be paid up to such date and any payments of fixed rent or additional rent made by Tenant which were on account of any period subsequent to such date shall promptly be returned to Tenant. If Tenant fails to give Landlord the Tenant Article 22 Termination Notice in the manner and in the time period set forth above, then Tenant's right to terminate this lease shall be null and void, and of no further force or effect, and this lease shall continue in full force and effect, subject to the other provisions of this lease.

     22.04 No damages, compensation or claim shall be payable by Landlord for inconvenience, loss of business or annoyance arising from any repair or restoration of any portion of the Demised Premises or of the Building pursuant to this Article.

     22.05 Notwithstanding any of the foregoing provisions of this Article, if Landlord or the lessor of any superior lease or the holder of any superior mortgage shall be unable to collect all of the insurance proceeds (including rent insurance proceeds) applicable to damage or destruction of the Demised Premises or the Building by fire or other cause, by reason of some action or inaction on the part of Tenant or any of its employees, agents or contractors, then, without prejudice to any other remedies which may be available against Tenant, there shall be no abatement of Tenant's rents, but the total amount of such rents not abated (which would otherwise have been abated) shall not exceed the amount of the uncollected insurance proceeds.

     22.06 Landlord will not carry insurance of any kind on Tenant's Property, Changes or Tenant's Work.

     22.07 The provisions of this Article shall be considered an express agreement governing any case of damage or destruction of the Demised Premises by fire or other casualty, and Section 227 of the Real Property Law of the State of New York, providing for such a contingency in the absence of an express agreement, and any other law of like import, now or hereafter in force, shall have no application in such case.

                                  ARTICLE 23
                                Eminent Domain

     23.01 If the whole of the Building shall be lawfully taken by condemnation or in any other manner for any public or quasi-public use or purpose, this lease and the term and estate hereby granted shall forthwith terminate as of the date of vesting of title in such taking (which date is hereinafter also referred to as the "date of the taking"), and the rents shall be prorated and adjusted as of such date.

     23.02 If only a part of the Building shall be so taken, this lease shall be unaffected by such taking, except that Tenant may elect to terminate this lease in the event of a partial taking of fifty (50%) percent (or more) of the rentable area of the Demised Premises if the remaining area of the Demised Premises shall not be reasonably sufficient for Tenant to continue feasible operation of its business. Tenant shall give notice of such election to Landlord not later than thirty (30) days after (i) notice of such taking is given by Landlord to Tenant, or (ii) the date of such taking, whichever occurs sooner. Upon the giving of such notice by Tenant this lease shall terminate on the date of such taking and the rents shall be prorated as of such termination date. Upon such partial taking and this lease continuing in force as to any part of the Demised Premises, the rents apportioned to the part taken shall be prorated and adjusted as of the date of taking and from such date the fixed rent for the Demised Premises and additional rent payable pursuant to Article
5 shall be appropriately adjusted according to the rentable area remaining.

     23.03 Landlord shall be entitled to receive the entire award in any proceeding with respect to any taking provided for in this Article without deduction therefrom for any estate vested in Tenant by this lease and Tenant shall receive no part of such award, except as hereinafter expressly provided in this Article. Tenant hereby expressly assigns to Landlord all of its right, title and interest in or to every such award. Notwithstanding anything herein to the contrary, Tenant may, at its sole cost and expense, make a claim with the condemning authority for Tenant's moving expenses, the value of Tenant's fixtures or Tenant's Changes which do not become part of the Building or property of Landlord, provided however that Landlord's award is not thereby reduced or otherwise adversely affected.

     23.04 If the temporary use or occupancy of all or any part of the Demised Premises shall be lawfully taken by condemnation or in any other manner for any public or quasi-public use or purpose during the term of this lease, Tenant shall be entitled, except as hereinafter set forth, to receive that portion of the award for such taking which represents compensation for the use and occupancy of the Demised Premises and, if so awarded, for the taking of Tenant's Property and for moving expenses, and Landlord shall be entitled to receive that portion which represents reimbursement for the cost of restoration of the Demised Premises. This lease shall be and remain unaffected by such taking and Tenant shall continue to be responsible for all of its obligations hereunder insofar as such obligations are not affected by such taking and shall continue to pay in full the fixed rent and additional rent when due. If the period of temporary use or occupancy shall extend beyond the Expiration Date, that part of the award which represents compensation for the use or occupancy of the Demised Premises (or a part thereof) shall be divided between Landlord and Tenant so that Tenant shall receive so much thereof as represents the period prior to the Expiration Date and Landlord shall receive so much thereof as represents the period subsequent to the Expiration Date. All moneys received by Tenant as, or as part of, an award for temporary use and occupancy for a period beyond the date to which the rents hereunder have been paid by Tenant shall be received, held and applied by Tenant as a trust fund for payment of the rents falling due hereunder.

     23.05 In the event of any taking of less than the whole of the Building which does not result in a termination of this lease, or in the event of a taking for a temporary use or occupancy of all or any part of the Demised Premises which does not extend beyond the Expiration Date, Landlord, at its expense, and to the extent any award or awards shall be sufficient for the purpose, shall proceed with reasonable diligence to repair, alter and restore the remaining parts of the Building and the Demised Premises to substantially a building standard condition to the extent that the same may be feasible and so as to constitute a complete and tenantable Building and Demised Premises. In no event shall Tenant have any obligation to restore the Demised Premises in the event of any taking of the whole or a portion of the Building.

     23.06 Should any part of the Demised Premises be taken to effect compliance with any law or requirement of public authority other than in the manner hereinabove provided in this Article, then (i) if such compliance is the obligation of Tenant under this lease, Tenant shall not be entitled to any diminution or abatement of rent or other compensation from Landlord therefor, but (ii) if such compliance is the obligation of Landlord under this lease, the fixed rent hereunder shall be reduced and additional rents under Article 5 shall be adjusted in the same manner as is provided in Section 23.02 according to the reduction in rentable area of the Demised Premises resulting from such taking.


     23.07 Any dispute which may arise between the parties with respect to the meaning or application of any of the provisions of this Article shall be determined by arbitration in the manner provided in Article 34.


                                  ARTICLE 24
                              Surrender; Holdover

     24.01 On the last day of the term of this lease, or upon any earlier termination of this lease, or upon any re-entry in accordance with law by Landlord upon the Demised Premises, Tenant shall quit and surrender the Demised Premises to Landlord in good order, condition and repair, except for ordinary wear and tear and damage for which Landlord is responsible to repair pursuant to the provisions of this lease, and Tenant shall remove all of Tenant's Property therefrom except as otherwise expressly provided in this lease and, except as otherwise expressly provided in this lease, shall restore the Demised Premises wherever such removal results in damage thereto.

     24.02   (a)   In the event this lease is not renewed or extended or a new lease is not entered into between the parties, and if Tenant shall then hold over after the expiration of the term of this lease, and if Landlord shall then not proceed to remove Tenant from the Demised Premises in the manner permitted by law (or shall not have given written notice to Tenant that Tenant must vacate the Demised Premises) irrespective of whether or not Landlord accepts rent from Tenant for a period beyond the Expiration Date, the parties hereby agree that Tenant's occupancy of the Demised Premises after the expiration of the term shall be under a month-to-month tenancy commencing on the first day after the expiration of the term, which tenancy shall be upon all of the terms set forth in this lease except that Tenant shall pay on the first day of each month of the holdover period as fixed rent, an amount equal to one and one-half (1 1/2) times one-twelfth of the fixed rent and additional rent payable by Tenant during the last year of the term of this lease (i.e., the year immediately prior to the holdover period) for the first month (or any portion thereof) of such holdover period and two (2) times one-twelfth of the fixed rent and additional rent payable by Tenant during the last year of the term of this lease for the each month (or portion thereof) thereafter. It is further stipulated and agreed that if Landlord shall, at any time after the expiration of the original term or after the expiration of any term created thereafter, proceed to remove Tenant from the Demised Premises as a holdover, the fixed rent for the use and occupancy of the Demised Premises during any holdover period shall be calculated in the same manner as set forth above. In addition to the foregoing, but subject to the provisions of subsection 30.02(b) below, Landlord shall be entitled to recover from Tenant all actual out-of-pocket costs and expenses, resulting from such holdover, including all reasonable attorneys' fees and disbursements and court costs incurred or paid by Landlord.

             (b) Notwithstanding anything to the contrary contained in this lease, the acceptance of any rent paid by Tenant pursuant to subsection 24.02(a) above shall not preclude Landlord from commencing and prosecuting a holdover or summary eviction proceeding, and the preceding sentence shall be deemed to be an "agreement expressly providing otherwise" within the meaning of Section
232-c of the Real Property Law of the State of New York.

             (c) All damages to Landlord by reason of holding over by Tenant may be the subject of a separate action and need not be asserted by Landlord in any summary proceedings against Tenant. Tenant acknowledges that possession of the Demised Premises must be surrendered to Landlord at the expiration or sooner termination of the term of this lease. Tenant agrees to indemnify and save Landlord harmless against all liabilities, costs, suits, demands, charges, and expenses of any kind or nature, including reasonable attorneys' fees and disbursements, resulting from a delay by Tenant in so surrendering the Demised Premises, including, without limitation, any claims made by any succeeding tenant founded on such delay, except that Landlord shall not be entitled to make a claim for consequential damages under this Section 24.02 unless Tenant remains in possession of the Demised Premises (or any portion thereof) for more than four (4) months after the expiration of the term of this lease (without taking into account any month-to-month tenancy that may be created under this Section 24.02).

                                  ARTICLE 25
                           Conditions Of Limitation

     25.01 To the extent permitted by applicable law this lease and the term and estate hereby granted are subject to the limitation that whenever Tenant shall make an assignment of all or substantially all of the property of Tenant for the benefit of creditors, or shall file a voluntary petition under any bankruptcy or insolvency law, or an involuntary petition alleging an act of bankruptcy or insolvency shall be filed against Tenant under any bankruptcy or insolvency law, or whenever a petition shall be filed against Tenant under the reorganization provisions of the United States Bankruptcy Act or under the provisions of any law of like import, or whenever a petition shall be filed by Tenant under the arrangement provisions of the United States Bankruptcy Act or under the provisions of any law of like import, or whenever a permanent receiver of Tenant or of or for the property of Tenant shall be appointed, then,

Landlord, (a) at any time after receipt of notice of the occurrence of any such event, or (b) if such event occurs without the acquiescence of Tenant, at any time after the event continues unstayed for ninety (90) days, Landlord may give Tenant a notice of intention to end the term of this lease at the expiration of five (5) days from the date of service of such notice of intention, and upon the expiration of said five (5) day period this lease and the term and estate hereby granted, whether or not the term shall theretofore have commenced, shall terminate with the same effect as if that day were the Expiration Date, but Tenant shall remain liable for damages as provided in Article 27.

     25.02 This lease and the term and estate hereby granted are subject to the further limitation that:

             (a) if there is a failure to pay when due any rent, additional rent or other payment payable by Tenant pursuant to any provision of this lease, and the payment in question is not paid in full within three (3) business days after Tenant is given a notice specifying such default; or

             (b) if there is a failure to observe, perform or comply with any term, covenant or condition contained in Section 7.04, Section 13.07 or Article 33 of this lease on Tenant's part to observe, perform or comply with, whether by action or inaction, and such default continues and is not cured in full by Tenant within seven (7) days after Tenant is given a notice specifying such default; or

             (c) if there is a failure to observe, perform or comply with any term, covenant or condition contained in Article 19 of this lease on Tenant's part to observe, perform or comply with, whether by action or inaction, and such default continues and is not cured in full by Tenant within three (3) business day after Tenant is given a notice specifying such default (or in the case such default cannot with due diligence and using best efforts be cured within a period of three (3) business days, where the continuance of such default for more than three (3) business days will not (A) subject Landlord to the risk of civil or criminal liability or default under, or termination of, any superior lease or default under, or foreclosure of, any superior mortgage, (B) subject the Building or the Land, or any parts thereof, to being condemned or vacated, or (C) subject the Building or the Land, or any parts thereof, to any lien or encumbrance or subject the certificate of occupancy for the Building to suspension or revocation or threatened suspension or revocation, if Tenant shall not, (x) within three (3) business days after Tenant is given a notice specifying such default, duly institute within said three (3) business day period, and thereafter diligently prosecute to completion, using Tenant's best efforts, all steps necessary to cure such default, or (y) complete such cure within such time after the date of the giving of such notice to Tenant as should have been necessary to complete such cure had Tenant so duly instituted such steps and thereafter diligently prosecuted to completion such cure using its best efforts); or

             (d) if (i) Tenant fails to provide or keep in force the insurance required by this lease, at the times and for the durations specified in this lease, or (ii) an Insurance Cancellation Notice is given to Landlord (whether or not the effective date of the cancellation or modification referred to in such Insurance Cancellation Notice of the insurance coverage that Tenant is obligated to provide and keep in full force and effect has occurred), and Landlord has not received either duplicate originals of the policies of insurance required by this lease or binding certificates evidencing such insurance, all in the form and substance required by this lease, together with evidence of payment for such policies, within five (5) days after notice is given to Tenant of such failure subject to the provisions of Section 11.02 with respect to the giving of the Insurance Cancellation Notice, as the case may be;

             (e) if any event shall occur or any contingency shall arise whereby this lease or the estate hereby granted or the unexpired balance of the term hereof would, by operation of law or otherwise, devolve upon or pass to any person, firm or corporation other than Tenant, except as expressly permitted by
Article 9; or

             (f) if Tenant shall vacate or abandon the Demised Premises (unless as a result of a casualty); or

             (g) (i) if there is a failure to observe, perform or comply with any term, covenant or condition contained in this lease on Tenant's part to observe, perform or comply with (other than those terms, covenants and conditions contained in the provisions of this lease set forth in subsections
(a), (b), (c) and (d) above, and excluding those events described in subsections
(e) and (f)), whether by action or inaction, and such default continues and is not cured in full by Tenant within fifteen (15) days after Tenant is given a notice specifying such default, or (ii) in the case of a default which cannot with due diligence and using best efforts be cured within a period of fifteen
(15) days, where the continuance of such default for more than fifteen (15) days will not (A) subject Landlord to the risk of civil or criminal liability or default under, or termination of, any superior lease or default under, or foreclosure of, any superior mortgage, (B) subject the Building or the Land, or any parts thereof, to being condemned or vacated, or (C) subject the Building or the Land, or any parts thereof, to any lien or encumbrance or subject the certificate of occupancy for the Building to suspension or revocation or threatened suspension or revocation, if Tenant shall not, (x) within fifteen
(15) days after Tenant is given a notice specifying such default, duly institute within said fifteen (15) day period, and thereafter diligently prosecute to completion, using Tenant's best efforts, all steps necessary to cure such default, or (y) complete such cure within such time after the date of the giving of such notice to Tenant as should have been necessary to complete such cure had Tenant so duly instituted such steps and thereafter diligently prosecuted to completion such cure using its best efforts; or

             (h) if there is a default under any term, covenant or condition on Tenant's or any Tenant Party's part to observe, perform or comply with under any other lease or occupancy agreement in the Building to which Tenant or a Tenant Party is a party (either directly or by assignment), and such default is not cured in full after the giving of any required notice and after the expiration of any applicable cure period, then in any of said cases set forth in the foregoing subsections (a), (b), (c),
(d), (e), (f), (g) and (h), or upon the occurrence of any other Event of Default, Landlord may give to Tenant a notice of intention to end the term of this lease, and on the fifth (5th) day after the date on which Landlord gives such notice to Tenant, this lease and the term and estate hereby granted, whether or not the term shall theretofore have commenced, shall terminate with the same effect as if such fifth (5th) day were the Expiration Date, but Tenant shall remain liable for damages as provided in Article 27.

                                 ARTICLE 26
                            Re-Entry By Landlord

     26.01 If Tenant shall default in the payment of any installment of fixed rent, or of any additional rent, on any date upon which the same ought to be paid, and if such default shall continue for three (3) business days after Landlord shall have given to Tenant a notice specifying such default, or if this lease shall expire as in Article 25 provided, Landlord or Landlord's agents and employees may immediately or at any time thereafter re-enter the Demised Premises or any portion thereof, in accordance with law, in the name of the whole, either by summary dispossess proceedings or by any suitable action or proceeding at law, or by force or otherwise, without being liable to indictment, prosecution or damages therefor, and may repossess the same, and may remove any persons therefrom, to the end that Landlord may have, hold and enjoy the Demised Premises again as and of its first estate and interest therein. The word re-enter, as herein used, is not restricted to its technical legal meaning. In the event of any termination of this lease under the provisions of Article 25 or if Landlord shall re-enter the Demised Premises under the provisions of this Article or in the event of the termination of this lease, or of re-entry, by or under any summary dispossess or other proceeding or action or any provision of law by reason of default hereunder on the part of Tenant, Tenant shall thereupon pay to Landlord the fixed rent and additional rent payable by Tenant to Landlord up to the time of such termination of this lease, or of such recovery of possession of the Demised Premises by Landlord, as the case may be, and shall also pay to Landlord damages as provided in Article 27.

     26.02 In the event of a breach or threatened breach by Landlord or Tenant of any of their respective obligations under this lease, Tenant or Landlord, as the case may be, shall also have the right of injunction. The special remedies to which Landlord may resort hereunder are cumulative and are not intended to be exclusive of any other remedies or means of redress to which Landlord may lawfully be entitled at any time and Landlord may invoke any remedy allowed at law or in equity as if specific remedies were not provided for herein.

     26.03 If this lease shall terminate under the provisions of Article 25, or if Landlord shall re-enter the Demised Premises under the provisions of this Article, or in the event of the termination of this lease, or of re-entry, by or under any summary dispossess or other proceeding or action or any provision of law by reason of default hereunder on the part of Tenant, Landlord shall be entitled to retain all moneys, if any, paid by Tenant to Landlord, whether as advance rent, security or otherwise, but such moneys shall be credited by Landlord against any fixed rent or additional rent due from Tenant at the time of such termination or re-entry and, at Landlord's option, against any damages payable by Tenant under Article 27 or pursuant to law and against all other amounts which are then, or which may thereafter become, payable to Landlord. Any portion of such moneys that remain after Landlord credits same as hereinbefore provided shall promptly be returned to Tenant.

                                  ARTICLE 27
                                    Damages

     27.01 If this lease is terminated under the provisions of Article 25, or if Landlord shall re-enter the Demised Premises under the provisions of
Article 26, or in the event of the termination of this lease, or of re-entry, by or under any summary dispossess or other proceeding or action or any provision of law by reason of default hereunder on the part of Tenant (after the giving of any required notice and the expiration of any applicable cure period), Tenant shall pay to Landlord as damages, at the election of Landlord, either:

             (a) a sum which at the time of such termination of this lease or at the time of any such re-entry by Landlord, as the case may be, represents the then value of the excess, if any, discounted to present value at the rate of six (6%) percent per annum, of:

                   1. the aggregate of the fixed rent and the additional rent payable hereunder which would have been payable by Tenant (conclusively presuming the additional rent to be the same as was payable for the year immediately preceding such termination) for the period commencing with such earlier termination of this lease or the date of any such re-entry, as the case may be, and ending with the Expiration Date, had this lease not so terminated or had Landlord not so re-entered the Demised Premises; over

                   2. the aggregate rental value of the Demised Premises for the same period; or

             (b) sums equal to the fixed rent and the additional rent (as above presumed) payable hereunder which would have been payable by Tenant had this lease not so terminated, or had Landlord not so re-entered the Demised Premises, payable upon the due dates therefor specified herein following such termination or such re-entry and until the Expiration Date, provided, however, that if Landlord shall relet the Demised Premises during said period, Landlord shall credit Tenant with the net rents received by Landlord from such reletting, such net rents to be determined by first deducting from the gross rents as and when received by Landlord from such reletting the expenses incurred or paid by Landlord in terminating this lease or in re-entering the Demised Premises and in securing possession thereof, as well as the expenses of reletting, including altering and preparing the Demised Premises for new tenants, brokers' commissions, and all other expenses properly chargeable against the Demised Premises and the rental therefrom; it being understood that any such reletting may be for a period shorter or longer than the remaining term of this lease;
but in no event shall Tenant be entitled to receive any excess of such net rents over the sums payable by Tenant to Landlord hereunder, nor shall Tenant be entitled in any suit for the collection of damages pursuant to this Subsection to a credit in respect of any net rents from a reletting, except to the extent that such net rents are actually received by Landlord. If the Demised Premises or any part thereof should be relet in combination with other space, then proper apportionment on a square foot basis (for equivalent space) shall be made of the rent received from such reletting and of the expenses of reletting.

If the Demised Premises or any part thereof be relet by Landlord for the unexpired portion of the term of this lease, or any part thereof, before presentation of proof of such damages to any court, commission or tribunal, the amount of rent reserved upon such reletting shall, prima facie, be the fair and reasonable rental value for the Demised Premises, or part thereof, so relet during the term of the reletting.

     27.02 Suit or suits for the recovery of such damages, or any installments thereof, may be brought by Landlord from time to time at its election, and nothing contained herein shall be deemed to require Landlord to postpone suit until the date when the term of this lease would have expired if it had not been so terminated under the provisions of Article 25, or under any provision of law, or had Landlord not re- entered the Demised Premises. Nothing herein contained shall be construed to limit or preclude recovery by Landlord against Tenant of any sums or damages to which, in addition to the damages particularly provided above, Landlord may lawfully be entitled by reason of any default hereunder on the part of Tenant. Nothing herein contained shall be construed to limit or prejudice the right of Landlord to prove for and obtain as liquidated damages by reason of the termination of this lease or re-entry on the Demised Premises for the default of Tenant under this lease, an amount equal to the maximum allowed by any statute or rule of law in effect at the time when, and governing the proceedings in which, such damages are to be proved whether or not such amount be greater, equal to, or less than any of the sums referred to in Section 27.01.

     27.03 Subject to all of the applicable terms, covenants and conditions contained in this lease, including, without limitation, this Article 27, if on the date that this lease terminates under the provisions of Article 25, or on the date Landlord re-enters the Demised Premises under the provisions of Article 26, or on the date of the termination of this lease, or of re-entry, by or under any summary dispossess or other proceeding or action or any provision of law by reason of default hereunder on the part of Tenant, as the case may be, the then Tenant is the Tenant named herein, Landlord agrees that it shall not arbitrarily refuse to relet the Demised Premises (or portions thereof), provided that if there shall then be other space available for leasing or occupancy in the Building which is comparable (in Landlord's sole determination) to the Demised Premises (or such portions) Landlord shall in no way be required to relet the Demised Premises (or portions thereof) before it leases, or in lieu of leasing, such other space. Nothing contained herein shall require or obligate Landlord, or be deemed or construed to require or obligate Landlord, to re-let the Demised Premises (or any such portion) at a rental which (in Landlord's sole determination) is below the then fair market rental value for the Demised Premises (or such portions) or on terms or conditions (including, without limitation, the term of lease, the portions of the Demised Premises to be leased, and any rent abatement, construction reimbursement or other concession or incentive) which (in Landlord's sole determination) are not then commercially reasonable or in Landlord's best interest, or to lease such space to a person or entity which (in Landlord's sole determination) (a) is not in keeping with the then standards of the Building, (b) proposes to use such space for purposes for which Landlord does not want to lease such space, (c) will violate any negative covenant or restriction contained in any other lease of space in the Building or in any other agreement by which Landlord is bound or to which Landlord is subject (such as a ground lease or mortgage), (d) is not a reputable person of good character or does not have sufficient financial worth considering the responsibilities involved, or otherwise is not commercially acceptable to Landlord.

                                  ARTICLE 28
                                    Waiver

     28.01 Tenant, for Tenant, and on behalf of any and all persons claiming through or under Tenant, including creditors of all kinds, does hereby waive and surrender all right and privilege which they or any of them might have under or by reason of any present or future law, to redeem the Demised Premises or to have a continuance of this lease for the term hereby demised after being dispossessed or ejected therefrom by process of law or under the terms of this lease or after the termination of this lease as herein provided.

     28.02 In the event that Tenant is in arrears in payment of fixed rent or additional rent hereunder, Tenant waives Tenant's right, if any, to designate the items against which any payments made by Tenant are to be credited, and Tenant agrees that Landlord may apply any payments of fixed rent to any arrears of fixed rent and any payments of additional rent to any arrears of additional rent made by Tenant to any items it sees fit, irrespective of and notwithstanding any designation or request by Tenant as to the items against which any such payments shall be credited.

     28.03 Landlord and Tenant hereby waive trial by jury in any action, proceeding or counterclaim brought by either against the other on any matter whatsoever arising out of or in any way connected with this lease, the relationship of Landlord and Tenant, Tenant's use or occupancy of the Demised Premises, including any claim of injury or damage, or any emergency or other statutory remedy with respect thereto.

     28.04 The provisions of Articles 17 and 18 shall be considered expressed agreements governing the services to be furnished by Landlord, and Tenant agrees that any laws and/or requirements of public authorities, now or hereafter in force, shall have no application in connection with any enlargement of Landlord's obligations with respect to such services unless Tenant agrees, in writing, to pay to Landlord, as additional rent, Landlord's reasonable charges for any additional services provided.

     28.05 If, at any time during the term of this lease, any requirement of public authority shall have the effect of limiting, for any period of time, the amount of the rents payable by Tenant, or receivable by Landlord, under this lease, and the maximum rents so permitted to be paid by Tenant, or received by Landlord, hereunder shall be less than the rents herein reserved, then:

             (a) throughout the period of limitation, Tenant shall remain liable for the maximum amount of rents that is lawfully payable; and

             (b) if and when the period of limitation ends, the requirement of public authority imposing such limitation is repealed, or such limitation is restrained or rendered unenforceable by any order or ruling of a court of appropriate jurisdiction:

                   (i) to the extent that the same is not prohibited by any requirement of public authority, Tenant shall pay to Landlord, on demand, all amounts that would have been due from Tenant to Landlord during the period of limitation, but that were not paid because of the requirements of public authorities; and

                   (ii) thereafter, Tenant shall pay to Landlord all of the rents reserved under this lease, all of which shall be calculated as if there had been no intervening period of limitation.

                                  ARTICLE 29
                        No Other Waivers Or Modifications

     29.01 The failure of either party to insist in any one or more instances upon the strict performance of any one or more of the obligations of this lease, or to exercise any election herein contained, shall not be construed as a waiver or relinquishment for the future of the performance of such one or more obligations of this lease or of the right to exercise such election, but the same shall continue and remain in full force and effect with respect to any subsequent breach, act or omission. No executory agreement hereafter made between Landlord and Tenant shall be effective to change, modify, waive, release, discharge, terminate or effect an abandonment of this lease, in whole or in part, unless such executory agreement is in writing, refers expressly to this lease and is signed by both Landlord and Tenant.

     29.02 The following specific provisions of this Section shall not be deemed to limit the generality of any of the foregoing provisions of this
Article:

             (a) no agreement to accept a surrender of all or any part of the Demised Premises shall be valid unless in writing and signed by Landlord. The delivery of keys to an employee of Landlord or of its agent shall not operate as a termination of this lease or a surrender of the Demised Premises. If Tenant shall at any time request Landlord to sublet the Demised Premises for Tenant's account, Landlord or its agent is authorized to receive said keys for such purposes without releasing Tenant from any of its obligations under this lease, and Tenant hereby releases Landlord from any liability for loss or damage to any of Tenant's property in connection with such subletting, except to the extent such loss or damage results from the intentional wrongful act or gross negligence of Landlord or its employees or agents.

             (b) the receipt by Landlord or payment by Tenant of rent with knowledge of breach of any obligation of this lease shall not be deemed a waiver of such breach;

             (c) no payment by Tenant or receipt by Landlord of a lesser amount than the correct fixed rent or additional rent due hereunder shall be deemed to be other than a payment on account, nor shall any endorsement or statement on any check or any letter accompanying any check or payment be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance or pursue any other remedy in this lease or at law provided.

                                  ARTICLE 30
                   Curing Tenant's Defaults, Additional Rent

     30.01   (a)   If Tenant shall default in the performance of any of Tenant's obligations under this lease, Landlord, without thereby waiving such default, may (but shall not be obligated to) perform the same for the account and at the expense of Tenant, without notice, in a case of emergency, and in any other case, only if such default continues after the expiration of (i) three (3) business days from the date Landlord gives Tenant notice of intention so to do, or (ii) the applicable grace period provided in Section 25.02 or elsewhere in this lease for cure of such default, whichever occurs later.

             (b) If Tenant shall fail to pay in full any fixed rent or additional rent when first due under this lease (without taking into account any cure period that may be applicable thereto) and such failure shall continue for more than five (5) days after such payment was first due, then (i) Tenant shall pay to Landlord as additional rent, upon Landlord's demand therefor, a late charge equal to five (5%) percent of amount of the payment that is not paid when so first due, except if such failure resulted from any of the occurrences set forth in Section 21.03(b) of this lease, and (ii) in addition to such late charge, Tenant shall pay to Landlord as additional rent, upon Landlord's demand therefor, interest at a rate per annum equal to the lesser of (A) three (3%) percent over the Prime Rate, and (B) the maximum rate of interest that then may be charged to parties of the same legal capacity as Tenant, which interest shall accrue and shall be computed from and after the date on which any such payment was first due under this lease. Nothing herein contained shall be intended to violate any applicable law, code or regulation and in all instances all such late charges and rates of interest shall be automatically reduced to any maximum applicable legal charge or rate. The provisions of this Section are in addition to all other rights and remedies available to Landlord for nonpayment of fixed rent or additional rent.

     30.02   (a)   Bills for any expenses incurred by Landlord in connection
with any such performance by it for the account of Tenant, and bills for all costs, expenses and disbursements of every kind and nature whatsoever, including reasonable counsel fees, involved in collecting or endeavoring to collect the fixed rent or additional rent or any part thereof or enforcing or endeavoring to enforce any rights against Tenant, under or in connection with this lease, or pursuant to law, including any such cost, expense and disbursement involved in instituting and prosecuting summary proceedings, as well as bills for any property, material, labor or services provided, furnished, or rendered, by Landlord or at its instance to Tenant, may be sent by Landlord to Tenant monthly, or immediately, at Landlord's option, and, shall be due and payable in accordance with the terms of such bills.

             (b) Notwithstanding anything contained in this lease to the contrary, if Landlord shall make any reasonable out-of-pocket payments for court costs and reasonable attorneys' fees in instituting or prosecuting or defending any action, proceeding or arbitration or in the event Landlord shall make any such expenditures in connection with any action or proceeding brought by Tenant under this lease, then, provided that Landlord shall be the prevailing party in any such action or proceeding, Tenant shall reimburse or pay Landlord for such reasonable costs and fees actually paid by Landlord in connection with such action, proceeding or arbitration.

             (c) Notwithstanding anything contained in this lease to the contrary, if Tenant shall make any reasonable out-of-pocket payments for court costs and reasonable attorneys' fees in instituting or prosecuting or defending any action or proceeding or in the event Tenant shall make any such expenditures in connection with any action or proceeding brought by Landlord under this lease, then, provided that Tenant shall be the prevailing party in any such action, proceeding or arbitration, Landlord shall reimburse or pay Tenant for such reasonable costs and fees actually paid by Tenant in connection with such action, proceeding or arbitration.

             (d) Notwithstanding anything to the contrary contained in subsections (b) and (c) above and except as otherwise expressly provided in this lease, to the extent that this lease provides for a mechanism to resolve disputes (such as arbitration), or if either party is expressly permitted to dispute a demand or determination hereunder, then such disputes shall not be deemed a breach under this lease and the dispute mechanisms provided for in this lease shall supercede subsections (b) and (c) above. Except as otherwise expressly provided in this lease, in addition, in any provision of this lease which provides for the payment of attorneys' fees or disbursements as a result of one of the parties to this lease being in default hereunder, and the party alleging such default institutes or prosecutes or defends any action or proceeding in connection with such default, then the party otherwise entitled to such attorneys' fees or disbursements shall not be entitled to same except as otherwise provided in subsection (b) or (c) above.

                                  ARTICLE 31
                                    Broker

     31.01 Tenant covenants, warrants and represents that it had no conversations or other communications with any broker, finder or consultant except Insignia/ESG, Inc., the rental agent for the Building, and Grubb & Ellis New York, Inc. (collectively, the "Broker") in connection with the leasing of the demised premises to Tenant and that, to Tenant's best knowledge, there were no brokers or finders except the Broker instrumental in consummating this lease. In addition, Tenant covenants, warrants and represents that it has not retained any person as a broker, finder or consultant, whether on an exclusive or non-exclusive basis, to locate space in Manhattan for lease by Tenant or any other person other than Grubb & Ellis New York, Inc. Tenant agrees to hold Landlord harmless against any claims for a brokerage commission or consultation fees arising out of any conversations or negotiations had by Tenant with any brokers or finders except for the Broker, including any person claiming to have been retained by Tenant to locate space in Manhattan for lease by Tenant or any other person, regardless of whether such person was actually retained by Tenant or whether such person was in any way involved with this transaction.

     31.02 Based upon the foregoing representation, Landlord has agreed to pay, pursuant to separate agreements, a brokerage commission to the Broker.

     31.03 Landlord covenants, warrants and represents that it had no conversations or other communications with any broker, finder or consultant (except the Broker) in connection with the leasing of the demised premises to Tenant and that, to Landlord's best knowledge, there were no brokers or finders except the Broker instrumental in consummating this lease. Landlord agrees to hold Tenant harmless against any claims for a brokerage commission or consultation fees arising out of any conversations or negotiations had by Landlord with any brokers or finders, including the Broker.

                                  ARTICLE 32
                                    Notices

     32.01 Except as otherwise expressly permitted in this lease, all notices, demands, approvals, consents, requests and other communications (collectively, "Notices") which under the terms of this lease, or under any statute, must or may be given or made by the parties hereto, must be in writing (whether or not so stated elsewhere in this lease), and must be made either (i) by personal delivery, or (ii) by delivering such notice by a nationally recognized commercial overnight courier ("next business day delivery"), which courier provides for delivery with receipt guaranteed, addressed to each party as follows:

             If to Landlord:       at the address set forth on the first page
                                   of this lease

             With a copy to:       Greenberg Traurig, LLP

                                   200 Park Avenue
                                   New York, New York  10166
                                   Attention: Barry E. Shimkin, Esq.

             If to Tenant:         Cache Inc.
                                   1460 Broadway
                                   New York, New York 10036
                                   Attention:  Tom Reinckens

                                   prior to the Commencement Date,

                                   and at the Demised Premises Attention Tom
                                   Reinckens, after the Commencement Date

             With a copy of
             default notices and
             termination notices
             only to:              Mark Edward Goldberg, Esq.
                                   60 East 42nd Street
                                   Suite 4511
                                   New York, New York 10165

     32.02 All Notices shall be deemed to have been delivered (i) if by personal delivery as provided for in this Article, on the date of receipt or rejection or (ii) if sent by commercial courier, on the date of receipt or rejection. Either party may designate by notice in writing given in the manner herein specified a new or other address to which such notice, demand, approval, consent, request or other communication shall thereafter be so given or made. Notwithstanding the foregoing all fixed rent and additional rent statements, bills and invoices may be given by regular mail, hand-delivery or facsimile machine and shall be deemed given upon receipt, and emergency repair notices may be hand-delivered or sent via facsimile machine and shall be deemed given upon receipt.

                                  ARTICLE 33
                             Estoppel Certificate

     33.01 Within fifteen (15) days after either party's request, the other party shall execute and deliver to the requesting party a statement prepared by, on or behalf of, the requesting party (i) certifying that this lease is unmodified and in full force and effect (or, if there have been modifications, that the same is in full force and effect as modified and stating the modifications) and whether any options granted to Tenant pursuant to the provisions of this lease have been exercised, (ii) certifying the dates to which the fixed rent and additional rent have been paid and the amounts thereof,
(iii) stating whether or not, to the best knowledge of the signer, the other party is in default in performance of any of its obligations under this lease, or if Tenant is the certifying party, whether Tenant has received a notice of default from Landlord and, to the best of knowledge of the signer (who shall be authorized by Tenant), whether Tenant is in default, and, if so, specifying each such claimed default of which the signer may have knowledge, (iv) stating whether Tenant has any rights to offsets or abatement of rent, (v) stating whether Tenant has prepaid any rent for more than one month in advance, and (vi) certifying such other information as the requesting party reasonably requests, it being intended that any such statement delivered pursuant hereto may be relied upon by others with whom the party requesting such certificate may be dealing and their respective successors and/or assigns. Subject to the provisions set forth in Section 25.02(-) of this lease breach of the foregoing will constitute Tenant's acknowledgement which may be relied on by any person holding or proposing to acquire an interest in the Building, this lease or any superior mortgage, that this lease is unmodified and in full force and effect and will constitute, as to any such person, a waiver of any defaults on Landlord's part which may exist prior to the date of such request. The foregoing shall not limit any other rights and remedies available to Landlord for breach of this Article.

                                  ARTICLE 34
                                  Arbitration

     34.01 Either party may request arbitration of any matter in dispute wherein arbitration is expressly provided in this lease as the appropriate remedy. The party requesting arbitration shall do so by giving notice to that effect to the other party, and both parties shall promptly thereafter jointly apply to the American Arbitration Association (or any organization successor thereto) in the City and County of New York for the appointment of a single arbitrator.

     34.02 The arbitration shall be conducted in accordance with the then prevailing rules of the American Arbitration Association (or any organization successor thereto) in the City and County of New York. In rendering such decision and award, the arbitrator shall not add to, subtract from or otherwise modify the provisions of this lease.

     34.03 If for any reason whatsoever a written decision and award of the arbitrator shall not be rendered within ninety (90) days after the appointment of such arbitrator, then at any time thereafter before such decision and award shall have been rendered either party may apply to the Supreme Court of the State of New York or to any other court having jurisdiction and exercising the functions similar to those now exercised by such court, by action, proceeding or otherwise (but not by a new arbitration proceeding) as may be proper to determine the question in dispute consistently with the provisions of this lease.


     34.04 All the expenses of the arbitration shall be borne by the non-prevailing party.

                                  ARTICLE 35
          No Other Representations, Construction, Governing Law, Consents

     35.01 Tenant expressly acknowledges and agrees that Landlord has not made and is not making, and Tenant, in executing and delivering this lease, is not relying upon, any warranties, representations, promises or statements, except to the extent that the same are expressly set forth in this lease or in any other written agreement which may be made between the parties concurrently with the execution and delivery of this lease and shall expressly refer to this lease. This lease and said other written agreement(s) made concurrently herewith are hereinafter referred to as the "lease documents". It is understood and agreed that all understandings and agreements heretofore had between the parties are merged in the lease documents, which alone fully and completely express their agreements and that the same are entered into after full investigation, neither party relying upon any statement or representation not embodied in the lease documents, made by the other.

     35.02 If any of the provisions of this lease, or the application thereof to any person or circumstances, shall, to any extent, be invalid or unenforceable, the remainder of this lease, or the application of such provision or provisions to persons or circumstances other than those as to whom or which it is held invalid or unenforceable, shall not be affected thereby, and every provision of this lease shall be valid and enforceable to the fullest extent permitted by law. This lease shall be construed without regard to any presumption or other rule requiring construction against the party causing this lease to be drafted.

     35.03 This lease shall be governed in all respects by the laws of the State of New York applicable to agreements made and wholly executed therein without reference to conflicts of laws principles.

     35.04 If Tenant shall request Landlord's consent or approval pursuant to any of the provisions of this lease or otherwise, and Landlord shall fail or refuse to give, or shall delay in giving such consent or approval, or shall unreasonably condition its consent or approval, Tenant shall in no event make, or be entitled to make, any claim for damages (nor shall Tenant assert, or be entitled to assert, any such claim by way of defense, set-off, or counterclaim) based upon any claim or assertion by Tenant that Landlord unreasonably withheld or delayed its consent or approval, or that the conditions thereof are unreasonable, and Tenant hereby waives any and all rights that it may have, from whatever source derived, to make or assert any such claim. Tenant's sole remedy for any such failure, refusal, or delay, or for any unreasonable conditions, shall be an action for a declaratory judgment, specific performance, or injunction, and such remedies shall be available only in those instances where Landlord has expressly agreed in writing not to unreasonably withhold, condition or delay its consent or approval or where, as a matter of law, Landlord may not unreasonably withhold, condition or delay the same. In addition, whenever in this lease Landlord is required to be reasonable in the granting of any consent or approval or otherwise, Landlord shall not be deemed to have been unreasonable in the refusal to give its consent or approval or otherwise if: (a) Landlord is not permitted to do so under the terms of any superior lease or superior mortgage or (b) the consent or approval of any superior lessor or holder of superior mortgagee is required and has been denied. Furthermore, any conditions of Landlord's consent or approval which are imposed or required by a superior mortgage or the holder thereof, or by a superior lease or the lessor thereof, shall be deemed reasonable.

     35.05 Submission by Landlord of this lease for execution by Tenant shall confer no rights nor impose any obligations on either party unless and until both Landlord and Tenant shall have executed this lease and duplicate originals thereof shall have been delivered to the respective parties.

     35.06 If there shall be more than one person named as Tenant herein, then all such persons shall be deemed to be joint tenants in the leasehold estate demised hereby, with joint and several liability hereunder.

     35.07 Without Landlord's prior written consent, Tenant may not record this lease or a memorandum hereof.

                                  ARTICLE 36
                                 Parties Bound

     36.01 The obligations of this lease shall bind and benefit the successors and assigns of the parties with the same effect as if mentioned in each instance where a party is named or referred to, except that no violation of the provisions of Article 9 shall operate to vest any rights in any successor or assignee of Tenant and that the provisions of this Article shall not be construed as modifying the conditions of limitation contained in Article 25. However, the obligations of Landlord under this lease shall not be binding upon Landlord herein named with respect to any period subsequent to the transfer of its interest in the Building as owner or lessee thereof and in event of such transfer said obligations shall thereafter be binding upon each transferee of the interest of Landlord herein named as such owner or lessee of the Building, but only with respect to the period ending with a subsequent transfer within the meaning of this Article.

     36.02 Tenant shall look only to Landlord's estate and property in the Building (including proceeds of insurance and condemnation and rentals derived therefrom) and, where expressly so provided in this lease, to offset against the rents payable under this lease, for the satisfaction of Tenant's remedies for the collection of a judgment (or other judicial process) requiring the payment of money by Landlord in the event of any default by Landlord hereunder, and no other property or assets of such Landlord or any partner, member, officer or director thereof, disclosed or undisclosed shall be subject to levy, execution or other enforcement procedure for the satisfaction of Tenant's remedies under or with respect to this lease, the relationship of Landlord and Tenant hereunder or Tenant's use or occupancy of the Demised Premises.

                                  ARTICLE 37
                    Certain Definitions And Construction

     37.01 For the purposes of this lease and all agreements supplemental to this lease, unless the context otherwise requires the definitions set forth in Exhibit E annexed hereto shall be utilized.

     37.02 The various terms which are bolded or underlined and defined in other Articles of this lease or are defined in Exhibits annexed hereto, shall have the meanings specified in such other Articles and such Exhibits for all purposes of this lease and all agreements supplemental thereto, unless the context shall otherwise require.

     37.03 The captions and headings in this lease are inserted only as a matter of convenience and for reference and in no way define, limit or describe the scope of this lease or the intent of any provision hereof.

                                  ARTICLE 38
              Adjacent Excavation And Construction; Shoring; Vaults

     38.01 If an excavation or other substructure work shall be made upon land adjacent to the Demised Premises, or shall be authorized to be made, Tenant shall afford to the person causing or authorized to cause such excavation, license to enter upon the Demised Premises for the purpose of doing such work as shall be necessary to preserve the wall of or the Building from injury or damage and to support the same by proper foundations without any claim for damages or indemnity against Landlord, or diminution or abatement of rent.

     38.02 No vaults, vault space or area, whether or not enclosed or covered, not within the property line of the Building is leased hereunder, anything contained in or indicated on any sketch, blue print or plan or anything contained elsewhere in this lease to the contrary notwithstanding. Landlord makes no representation as to the location of the property line of the Building. All vaults and vault space and all such areas not within the property line of the Building, which Tenant may be permitted to use and/or occupy, is to be used and/or occupied under a revocable license, and if any such license be revoked, or if the amount of such space or area be diminished or required by any federal, state or municipal authority or utility, Landlord shall not be subject to any liability nor shall Tenant be entitled to any compensation or diminution or abatement of rent, nor shall such revocation, diminution or requisition be deemed constructive or actual eviction. Any tax, fee or charge of municipal authorities for such vault or area shall be paid by Tenant.

                                  ARTICLE 39
                                Storage Space

     39.01   (a)   During the term of this lease, Tenant shall be entitled to use the space (hereinafter referred to as the "Storage Space") located on a portion of the twenty-second (22nd) floor of the Building as set forth on Exhibit G annexed hereto and made a part hereof, which shall consist of approximately 1,000 square feet.

             (b) Tenant's use of the Storage Space shall be upon, and subject to, all of the terms, covenants and conditions contained in this lease and references to the Demised Premises in this lease shall, where the context indicates, either be deemed to refer to the Storage Space or shall be deemed to include the Storage Space in the definition of the Demised Premises, except that:

                   (i) Section 2.01 shall be deemed amended with respect to the Storage Space to allow Tenant's use thereof solely as storage space to be used in conjunction with the business conducted in the Demised Premises and for no other purposes. In no event shall any person physically occupy the Storage Space.

                   (ii) Notwithstanding anything contained herein to the contrary, Tenant acknowledges that it has made a full and complete inspection of the Storage Space and is thoroughly familiar with the condition thereof and Tenant agrees to take possession of the Storage Space in its "as is" condition, the parties hereto agreeing that Landlord shall not be obligated to perform, or to pay the cost and expense of performing, any work in the Storage Space to prepare the same for Tenant's occupancy.

                   (iii) Subject to the provisions of Section 16.04, Landlord, at its expense, shall provide electricity to the light fixture(s), if any, presently existing in the Storage Space and Tenant shall not utilize any equipment which consumes electricity in the Storage Space. The cost incurred in connection with Tenant's use of the electricity shall be included in the fixed rent provided below.

                   (iv) The following provisions of this lease shall not be applicable to the Storage Space and shall be deemed deleted from the lease with respect to the Storage Space:

                         (A)   Articles 4, 5, 9 (except as set forth in
subsection (v) below), and 17;

                         (B)   Sections 1.04, 1.09, 16.01-16.03, 16.07-16.08,
17.02-17.05 (except that minimal heat shall be provided through the Building systems), 18.02-18.04, and 18.06.

                   (v) Notwithstanding anything in this lease to the contrary, the Storage Space may not be sublet, either in whole or in part, except in connection with a valid subletting of the Demised Premises in accordance with the terms of this lease, and any right to use or occupy same shall not be assigned except in connection with a valid assignment of this lease in accordance with the terms of this lease, provided, however, that in either such case and notwithstanding anything to the contrary, the provisions of Article 9 of this lease shall be applicable to such assignment or subletting.

             (c) Tenant shall pay to Landlord, on account of the Storage Space, as additional rent, on the first day of each month during the term of this lease the amount of $15,000.00 per annum ($1,250.00 per month) from the Commencement Date through the day immediately preceding the fifth (5th) anniversary of the Commencement Date and (ii) $18,000.00 per annum ($1,500.00 per month) from the fifth (5th) anniversary of the Commencement Date and continuing thereafter throughout the remainder of the term of this lease (except that Tenant shall pay, upon execution and delivery of this lease by Tenant, the sum of $1,250.00, to be applied against the first monthly installment of additional rent with respect to the Storage Space becoming due under this lease.

             (d) In connection with Tenant's use of the Storage Space, if Tenant is moving any items of personal property or heavy object or performs or causes any deliveries to and/or from the Storage Space that requires the use of hand trucks or such other similar devices, then such moving into or out of the Storage Space shall be solely by means of the Building freight elevator.

     39.02 Landlord shall have the right, exercisable at any time during the term of this lease, upon prior written notice to relocate the Storage Space to any portion of the Building. Tenant acknowledges and agrees that the relocated Storage Space may consist of more than one (1) location in the Building, provided, however, that the aggregate of such relocated Storage Space shall consist of approximately 1,000 square feet. Additionally, the relocated Storage

Space shall be demised by Landlord and shall be provided with minimal electricity. Any relocation shall be accomplished in such a manner so as to create the least practicable interference with Tenant's business operation. Tenant agrees to cooperate with Landlord in the relocation so as to enable Landlord to complete the relocation in a minimum amount of time and in a manner that will minimize the interference with Tenant's business operation and shall sign all applications and documents reasonably requested by Landlord and in content reasonably acceptable to Tenant to effectuate such relocation. All costs and expenses of this relocation shall be borne by Landlord.




                          [signatures follow on next page]

     IN WITNESS WHEREOF, Landlord and Tenant have duly executed this lease as of the date first above written.


                         LANDLORD:

                         NEW 1440 BROADWAY PARTNERS LLC

                         By: /s/ Anthony Westreich
                            -------------------------
                             Name: ANTHONY WESTREICH
                             Title: PRESIDENT



                         TENANT:

                         CACHE INC.

                         By:/s/ Clifford R. Gray
                            --------------------------
                            Name: CLIFFORD R. GRAY
                            Title: VICE PRESIDENT

STATE OF NEW YORK	)
                        )  ss.:
COUNTY OF NEW YORK	)


     On the 9th day of July, in the year 2003 before me, the undersigned, a Notary Public in and for said State, personally appeared Clifford Gray, personally known to me or proved to me on the basis of satisfactory evidence to be the individual(s) whose name(s) is (are) subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their capacity(ies), and that by his/her/their signature(s) on the instrument, the individual(s), or the person upon behalf of which the individual(s) acted, executed the instrument.



                                     /s/ Kathleen Matteotti
                                     -------------------------
                                            Notary Public


                                         KATHLEEN MATTEOTTI
                                   Notary Public, State of New York
                                          No. 01MA6028593
                                      Qulified in New York County
                                    Commission Expires Aug. 02, 2005

                            --------------------
                                  EXHIBIT A
                                 DESCRIPTION
                            ---------------------

     ALL that certain plot, piece or parcel of land, situate, lying and being in the Borough of Manhattan, County of New York, City and State of New York, bounded and described as follows:

BEGINNING at a point on the northerly side of 40th Street distant 279 feet 6 inches westerly from the northwesterly corner of Avenue of the Americas (formerly Sixth Avenue) and 40th Street;

RUNNING THENCE westerly along the northerly side of 40th street 203 feet 10-1/2 inches to the intersection of the easterly side of Broadway with the northerly side of 40th Street;

RUNNING THENCE northerly along the easterly side of Broadway 128 feel 1-1/2 inches to the southerly line of Lot No. 191 on "Map of Property belonging to the Corporation of the City of New York, situated in the vicinity of the Distributing Reservoir," December, 1844 by Daniel Ewen, C.S., filed in the Office of the Register of the County of New York;

THENCE easterly along the southerly line of said Lot 92 feel 8-1/2 inches to the westerly line of Lot No. 189 on said Map;

THENCE southerly parallel with Avenue of the Americas and along the westerly line of Lot No. 189 24 feet 8-1/4 inches to the center line of the block;

THENCE easterly along the same 59 feet 121-1/2 inches to the easterly side of the premises on which the Hotel Vendome stands or formerly stood;

THENCE northerly along the same 98 feet 9 inched to the southerly side of 41st Street at a point 173 feet 2-1/2 inches east of Broadway as measured along the southerly side of 41st Street;

THENCE easterly along the southerly side of 41st Street 65 feet 1-1/2 inched to the westerly line of Lot No. 184 on said map;

THENCE southerly along the same 98 feet 9 inches to the center line of the block;

THENCE easterly along the center line of the block 20 feet 6 inches; and

THENCE southerly parallel with Avenue of the Americas 98 feet 9 inches to the point or place of BEGINNING.

                           ------------------
                               EXHIBIT B
                              FLOOR PLAN
                           ------------------




                   (follows immediately on next page)

                                Floor Plan
                              1440 Broadway
                           Partial of 5th Floor

                            ---------------------
                                 EXHIBIT C
                              PRELIMINARY PLAN
                            ---------------------


As used in this lease, "building standard" shall mean such materials, equipment, fixtures and specifications as Landlord may elect to use from time to time as a part of its standard construction substantially throughout the Building. Unless otherwise indicated or provided in this Exhibit C, all materials, equipment and fixtures to be provided as part of Landlord's Work, and all specifications for Landlord's Work, shall be building standard.


SUSPENDED CEILING

* General/Office Area - 2' x 2' acoustical tile; Mfr: Armstrong Ceiling Tiles; Tile: beveled regular Ultima series 1912, 2' x 2' x 3/4", grid 9/16', silhouette, slotted system; Color: White.

* Reception Area - 5/8" thick Gypsum board ceilings with Access Panels where required.

*    Maximize ceiling heights.

LIGHTING

* Fluorescent Light Fixtures: Lightolier 2'x2' (2) lamps; air supply/return, heat extractor, one fixture per 80 sf (average) Model #NDPA2T9LS2U62X19-DL8 or equal; Lamps (2) FSIT8U6-35; One (1) fixture per 80 sf (average). Light Switches - Decora Series; Color: White.

*    Exit Sign - Mfr: At-Lite Lighting Co., Type: Marathon Series; Color:
     White with 8" red letters (note: arrows indicate direction of egress).

WALL FINISHES

*    General Paint: Benjamin Moore, Ready Mix or equivalent; Color:  White Dove

FLOOR FINISHES/BASES

*    General Office Carpet:  Alias Carpet Style - Stathmore or equivalent.
     Color:  Chantilly Beige #HMO6

* Vinyl Composition Tile: Mannington Essentials: Color: 127 Warm Beige; 12" x 12" tiles (for pantry only) or equal.

* Vinyl Base: Mfr; Roppe, P140 Fawn: Item: 4" or 6" high wide vinyl wall base.



MILLWORK FINISHES

* Pantry Cabinets Plastic Laminate; Nevamar Arp Surface Smoky White Textured or equal; Color: #7-27T; 6lf.

* Pantry Countertops Plastic Laminate; Nevarnar Arp Surface Wild Oats Matrix Textured or equal; Color: MR-7-2T; 6lf.

PARTITIONS (No studs or framework is permitted to be attached in any way to duct work, all framework must bridge around HVAC ductwork. Studs are to be doubled up at doorways, with bracing to slab at top of doorway, and the mechanical room demising partitions to be insulated for sound).

* Drywall Partitions: 2 1/2" metal studs @ 16" o.c. from floor slab to underside of slab above with one (1) layer of 5/8" thick gypsum board on each side to 6" above suspended ceiling (standard partition).

* Full Height one (1)-hour Fire-rated demising partition: 2 1/2" metal studs, at 16"o.c., with one (1) layer of 5/8" thick fire code "C" gypsum board on each side from floor slab to underside of slab above. Provide sound attenuation blanket within partition and sealant at all joints and slabs as required.

* Furring Partition: one (1) 5/8" metal stud, at 16" on center from slab to underside of slab above with one (1) layer of 5/8" thick gypsum board, on room side only to 6" above suspended ceiling (as needed).

* Drywall Lamination: Laminate all core walls and column surfaces with 5/8" thick gypsum board to 6" above suspended ceiling (as needed).

WINDOW TREATMENT

*    Sheer Weave 2000, Mfr:  Phifer or equal; Color:  P04 white bone.

WET PANTRY/APPLIANCES

* Pantry/Sink: Mfr: Elkay, Model #GECR-12521 or equal; Drain - LK - with stainer LK-8.

* Faucet: Mfr: Grohe Eureco -- Model#33 877 000, polished chrome finish or equal.

*    Full Height Refrigerator -- Mfr:  General Electric; Model #TBX 14SAB;
     Color: White on White or equal.

DOORS

* Entrance Doors: Hollow Metal Doors set on welded metal frames. 2 1/2 hour rated. Doors and frames shall be labeled "Fire Rated Assembly".

* Private Office and Conference Doors: Hollow Metal Doors set on knock down hollow metal frames.

*    General Doors: Hollow metal doors set on knock down hollow metal frames.

CLOSETS

* Storage Closet with Adjustable Shelves, Provide 6 (six) 18" deep birch veneer plywood shelves on heavy-duty standards and brackets. Shelves to receive two (2) layers clear polyurethane finish, if applicable.

* Coat Closet. Hanger rod to be "Garcy" #88869 @1 15/16" diameter or approved equal, chrome plated, mounted at 5'- 6" AFF and l' - 0" from rear wall. Hat shelf to be l' - 6" deep x 3/4" thick birch veneer plywood with hardwood edge and two (2) coats of clear polyurethane finish, mounted at 5' - 10" AFF with 3/4 3/4" x 3/4 3/4" continuous aluminum angle at sides and back.

HARDWARE

*    Suite Entry Doors:  Schlage Building Standard with "Primus" cylinder.

*    Lock Sets:  Sschlage Building Standard.  Quantity:  fifteen (15) offices.

*    Passage Sets:  Schlage Building Standard.

*    Dummy sets:  Schlage Building Standard.

*    Threshold:  Vinyl reducer strip. Color: Black.

* Flushbold: Mfr: Glynn Johnson, Item GJ-FB6W (applied on inactive leaf whenever there are pair of entry doors), Finish: US4 (Satin Brass).

ELECTRICAL TELEPHONE DEVICES

A-Private Office (over 150 sf) - Quantity:  Two (2) Offices:
------------------------------------------------------------

* One (1) Wall mounted quadruplex receptacle, Leviton Decora or approved equal.

* Two (2) Wall mounted convenience duplex receptacles, Leviton Decora or approved equal.

* Two (2) Wall mounted voice/data junction boxes with 3/4" diameter conduit stub-up to 6" above hung ceiling.

B -Private Office (under 150 sf):
---------------------------------

* One (1) Wall mounted quadruplex receptacle, Leviton Decora or approved equal.

* One (1) Wall mounted voice/data junction box with 3/4" diameter conduit stub-up to 6" above hung ceiling.


Pantry:
-------

* Two (2) Wall mounted 15A 120V separate circuit duplex receptacles, Leviton Decora or approved equal (for microwave & refrigerator).

* Wall mounted Ground Fault Interrupt (GFI) convenience duplex receptacle, Leviton Decora or approved equal.

Common/Open Area:
-----------------

* Wall mounted convenience duplex receptacle per 225 sf, Leviton Decora or approved equal.

General Notes:
--------------

* Wall mounted 15A 120V quadruplex receptacles, Leviton Decora or approved equal. Three (3) outlets per one (1) circuit,

* One (1) Wall mounted 20A 120V dedicated circuit single receptacle, Leviton Decora or Architects approved equal. One (1) per 1000 sf, for copy machine.

* One (1) Wall mounted voice and/or data junction box with 3/4" diameter empty conduit stub-up to 6" above hung ceiling. For fax machine.

HVAC:
-----

  * Furnish and install two (2) thirty (30) ton chilled water cooled fan units for Building cooling with ventilation distribution as required, including furnishing and installing diffusers, in accordance with the specifications set forth on Exhibit H.

  * Furnish and install perimeter convector covers (paint grade sheet metal) at each radiator.

SPRINKLER:
---------

  * Furnish and install building standard sprinklers in conformance with all applicable codes.

                           -----------------------
                                  EXHIBIT D
                            RULES AND REGULATIONS
                           -----------------------

     1. The rights of tenants in the entrances, corridors and elevators of the Building are limited to ingress to and egress from the tenants' premises for the tenants and their employees, licensees and invitees, and no tenant shall use, or permit the use of, the entrances, corridors, or elevators for any other purpose. No tenant shall invite to the tenant's premises, or permit the visit of, persons in such numbers or under such conditions as to interfere with the use and enjoyment of any of the entrances, corridors, elevators and other facilities of the Building by other tenants. Fire exits and stairways are for emergency use only, and they shall not be used for any other purpose by the tenants, their employees, licensees or invitees. No tenant shall encumber or obstruct, or permit the encumbrance or obstruction of any of the sidewalks, entrances, corridors, elevators, fire exits or stairways of the Building. The Landlord reserves the right to control and operate the public portions of the Building and the public facilities, as well as facilities furnished for the common use of the tenants, in such manner as it deems best for the benefit of the tenants generally.

     2. The Landlord may refuse admission to the Building outside of ordinary business hours to any person not known to the watchman in charge or not having a pass issued by Landlord or the tenant whose premises are to be entered or not otherwise properly identified, and may require all persons admitted to or leaving the Building outside of ordinary business hours to register. Any person whose presence in the Building at any time shall, in the judgment of Landlord, be prejudicial to the safety, character, reputation and interests of the Building or of its tenants may be denied access to the Building or may be ejected therefrom. In case of invasion, riot, public excitement or other commotion, Landlord may prevent all access to the Building during the continuance of the same, by closing the doors or otherwise, for the safety of the tenants and protection of property in the Building. The Landlord may require any person leaving the Building with any package or other object to exhibit a pass from the tenant from whose premises the package or object is being removed, but the establishment and enforcement of such requirement shall not impose any responsibility on Landlord for the protection of any tenant against the removal of property from the premises of the tenant. The Landlord shall, in no way, be liable to any tenant for damages or loss arising from the admission, exclusion or ejection of any person to or from the tenant's premises or the Building under the provisions of this rule. Canvassing, soliciting or peddling in the Building is prohibited and every tenant shall co-operate to prevent the same.

     3. No tenant shall obtain or accept for use in its premises ice, drinking water, food, beverage, towel, barbering, boot blacking, floor polishing, lighting maintenance, cleaning or other similar services from any persons not authorized by Landlord in writing to furnish such services, provided that the charges for such services by persons authorized by Landlord are competitively priced. Such services shall be furnished only at such hours, in such places within the tenant's premises and under such reasonable regulations as may be reasonably fixed by Landlord.

     4. No lettering, sign, advertisement, notice or object shall be displayed in or on the windows or doors, or on the outside of any tenant's premises, or at any point inside any tenant's premises where the same might be visible outside of such premises, except that the name of the tenant may be displayed on the entrance door of the tenant's premises, and in the elevator lobbies of the floors which are occupied entirely by any tenant, subject to the approval of Landlord as to the size, color and style of such display. The inscription of the name of the tenant on the door of the tenant's premises shall be done by Landlord at the expense of the tenant. Listing of the name of the tenant on the directory boards in the Building shall be done by Landlord at its expense; any other listings shall be in the discretion of Landlord.

     5. No awnings or other projections over or around the windows shall be installed by any tenant, and only such window blinds as are supplied or permitted by Landlord shall be used in a tenant's premises. Linoleum, tile or other floor covering shall be laid in a tenant's premises only in a manner approved by Landlord.

     6. The Landlord shall have the right to prescribe the weight and position of safes and other objects of excessive weight, and no safe or other object whose weight exceeds the lawful load for the area upon which it would stand shall be brought into or kept upon a tenant's premises. If, in the judgment of Landlord, it is necessary to distribute the concentrated weight of any heavy object, the work involved in such distribution shall be done at the expense of Tenant and in such manner as Landlord shall determine. The moving of safes and other heavy objects shall take place only outside of ordinary business hours upon previous notice to Landlord, and the persons employed to move the same in and out of the Building shall be reasonably acceptable to Landlord and, if so required by law, shall hold a Master Rigger's license. Freight, furniture, business equipment, merchandise and bulky matter of any description shall be delivered to and removed from the premises only in the freight elevators and through the service entrances and corridors, and only during hours and in a manner reasonably approved by Landlord. Arrangements will be made by Landlord with any tenant for moving large quantities of furniture and equipment into or out of the building.

     7. No machines or mechanical equipment of any kind, other than typewriters and other ordinary portable business and office machines and equipment (such as computers, copiers, facsimile machines, shredders and refrigerators), may be installed or operated in any tenant's premises without Landlord's prior written consent, and in no case (even where the same are of a type so excepted or as so consented to by Landlord) shall any machines or mechanical equipment be so placed or operated as to disturb other tenants but machines and mechanical equipment which may be permitted to be installed and used in a tenant's premises shall be so equipped, installed and maintained by such tenant as to prevent any disturbing noise, vibration or electrical or other interference from being transmitted from such premises to any other area of the Building.

     8. No noise, including the playing of any musical instruments, radio or television, which, in reasonable the judgment of Landlord, might disturb other tenants in the Building, shall be made or permitted by any tenant, and no cooking (as opposed to micro waving or re-heating) shall be done in the tenant's premises, except as expressly approved by Landlord. Nothing shall be done or permitted in any tenant's premises, and nothing shall be brought into or kept in any tenant's premises, which would impair or interfere with any of the Building services or the proper and economic heating, cleaning or other servicing of the Building or the premises, or the use or enjoyment by any other tenant of any other premises, nor shall there be installed by any tenant any ventilating, air conditioning, electrical or other equipment of any kind which, in the judgment of Landlord, might cause any such impairment or interference. No dangerous, inflammable, combustible or explosive object or material shall be brought into the Building by any tenant or with the permission of any tenant.

     9. No acids, vapors, paper towels or other materials shall be discharged or permitted to be discharged into the waste lines, vents or flues of the Building which may damage them. The water and wash closets and other plumbing fixtures in or serving any tenant's premises shall not be used for any purpose other than the purposes for which they were designed or constructed, and no sweepings, rubbish, rags, acids or other foreign substances shall be deposited therein.

     10. No additional locks or bolts of any kind shall be placed upon any of the doors or windows in any tenant's premises and no lock on any door therein shall be changed or altered in any respect. Additional keys for a tenant's premises and toilet rooms shall be procured only from Landlord, which may make a reasonable charge therefor. Upon the termination of a tenant's lease, all keys of the tenant's premises and toilet rooms shall be delivered to Landlord.

     11. All entrance doors in each tenant's premises shall be left locked and all windows shall be left closed by the tenant when the tenant's premises are not in use. Entrance doors shall not be left open at any time.

     12. Hand trucks not equipped with rubber tires and side guards shall not be used within the Building. Additionally, hand trucks, dollies, mail courts, bins and other similar devices are prohibited from being used in the passenger elevators and the main lobby of the Building.

     13. All windows in each tenant's premises shall be kept closed and all blinds therein, if any, above the ground floor shall be lowered when and as reasonably required because of the position of the sun, during the operation of the Building air-conditioning system to cool or ventilate the tenant's premises.

     14. The Landlord reserves the right to rescind, alter or waive any rule or regulation at any time prescribed for the Building when, in its judgment, it deems it necessary, desirable or proper for its best interest and for the best interests of the tenants, and no alteration or waiver of any rule or regulation in favor of one tenant shall operate as an alteration or waiver in favor of any other tenant. The Landlord shall not be responsible to any tenant for the non-observance or violation by any other tenant of any of the rules and regulations at any time prescribed for the Building.

                            -------------------
                                EXHIBIT E
                               DEFINITIONS
                            -------------------

     (a)    The term mortgage shall include an indenture of mortgage and deed
                     --------
of trust to a trustee to secure an issue of bonds, and the term mortgagee shall include such a trustee.

     (b)    The terms include, including and such as shall each be construed as
                      ------------------     -------
if followed by the phrase "without being limited to".

     (c)    The term obligations of this lease, and words of like import, shall
                     -------------------------
mean the covenants to pay rent and additional rent under this lease and all of the other covenants and conditions contained in this lease. Any provision in this lease that one party or the other or both shall do or not do or shall cause or permit or not cause or permit a particular act, condition, or circumstance shall be deemed to mean that such party so covenants or both parties so covenant, as the case may be. In addition, all of the covenants of Tenant under this lease, whether expressed or implied, shall be deemed and construed to be "conditions" as well as "covenants" as though the words specifically expressing or implying covenants and conditions were used in each separate instance.

     (d)    The term Tenant's obligations hereunder, and words of like import,
                     ------------------------------
and the term Landlord's obligations hereunder, and words of like import, shall
             --------------------------------
mean the obligations of this lease which are to be performed or observed by Tenant, or by Landlord, as the case may be. Reference to performance of either party's obligations under this lease shall be construed as "performance and observance".

     (e)    Reference to Tenant being or not being in default hereunder or in
                                                   --------------------    --
default under this lease, or words of like import, shall mean that Tenant is in
------------------------
or is not in, as the case may be, default in the observance or performance of, or compliance with, one or more of the terms, covenants, obligations or conditions on Tenant's part to observe, perform or comply with under this lease, or that a condition of the character described in Section 25.01 has occurred and continues or has not occurred or does not continue, as the case may be.

     (f)    References in this lease to Landlord having no liability to Tenant
                                                        ------------
or to any other person or being without liability to Tenant or to any other
                                -----------------
person, or words of like import, shall mean that Tenant is not entitled to terminate this lease, or to claim actual or constructive eviction, partial or total, or to receive any abatement or diminution of rent, or to claim or receive damages of any kind (including consequential damages) or to be relieved in any manner of any of its other obligations hereunder except as otherwise specifically set forth in this lease, or to be compensated for loss or injury suffered or to enforce any other kind of liability whatsoever against Landlord under or with respect to this lease or with respect to Tenant's use or occupancy of the Demised Premises.

     (g)    The term laws and/or requirements of public authorities and words of
                     ----------------------------------------------
like import shall mean laws and ordinances of any or all of the Federal, state, city, county and borough governments and rules, regulations, orders and/or directives of any or all departments, subdivisions, bureaus, agencies or offices thereof, or of any other governmental, public or quasi-public authorities, having jurisdiction in the premises, and/or the direction of any public officer pursuant to law.

     (h)    The term requirements of insurance bodies and words of like import
                     --------------------------------
shall mean rules, regulations, orders and other requirements of the New York Board of Fire Underwriters and/or the New York Fire Insurance Rating Organization and/or any other similar body performing the same or similar functions and having jurisdiction or cognizance of the Building and/or the Demised Premises.

     (i)    The term repair shall be deemed to include restoration and
                     ------
replacement as may be necessary to achieve and/or maintain good working order and condition.

     (j)    Reference to termination of this lease includes expiration or
                         -------------------------
earlier termination of the term of this lease or cancellation of this lease pursuant to any of the provisions of this lease or to law. Upon a termination of this lease, the term and estate granted by this lease shall end at 5:00 p.m. of the date of termination as if such date were the date of expiration of the term of this lease and neither party shall have any further obligation or liability to the other after such termination (i) except as shall be expressly provided for in this lease, or (ii) except for such obligation as by its nature or under the circumstances can only be, or by the provisions of this lease, may be, performed after such termination, and, in any event, unless expressly otherwise provided in this lease, any liability for a payment which shall have accrued to or with respect to any period ending at the time of termination shall survive the termination of this lease.

     (k)    The term in full force and effect when herein used in reference to
                     ------------------------
this lease as a condition to the existence or exercise of a right on the part of Tenant shall be construed in each instance as including the further condition that at the time in question no default on the part of Tenant exists, and no event has occurred which has continued to exist for such period of time (after the notice, if any, required by this lease), as would entitle Landlord to terminate this lease or to dispossess Tenant.

     (l)    The term Tenant shall mean Tenant herein named or any assignee or
                     ------
other successor in interest (immediate or remote) of Tenant herein named, while such Tenant or such assignee or other successor in interest, as the case may be, is in possession of the Demised Premises as owner of Tenant's estate and interest granted by this lease and also, if Tenant is not an individual or a corporation, all of the persons, firms and corporations then comprising Tenant.

     (m)    The term Tenant Party shall mean and include Tenant and all persons
                     ------------
claiming by, through and under Tenant, including subtenants, licensees and concessionaires of any portion of the Demised Premises, and the employees, invitees, agents and contractors of Tenant or of any such subtenants, licensees or concessionaires.

     (n)    The term Prime Rate shall mean shall mean, on any particular date, a
                     ----------
rate per annum equal to the rate of interest published in The Wall Street

Journal as the "prime rate," as in effect on such day, with any change in the "Prime Rate" resulting from a change in said prime rate to be effective as of the date of the relevant change in said prime rate; provided, however, that if more than one prime rate is published in The Wall Street Journal for a day, the average of the prime rates shall be used; provided, further, however, that the prime rate (or the average of the prime rates) will be rounded up to the nearest 1/16 of 1% or, if there is no nearest 1/16 of 1%, to the next higher 1/16 of 1%. In the event that The Wall Street Journal ceases or temporarily interrupts publication (or publication of a "prime rate"), then the Prime Rate shall mean the daily average prime rate published in another business newspaper, or business section of a newspaper, of national standing chosen by Landlord. If The Wall Street Journal resumes publication, the substitute index will immediately be replaced by the prime rate published in The Wall Street Journal.

     (o)    The term Event of Default shall mean a default under any of the
                     ----------------
terms, covenants or conditions of this lease on Tenant's part to observe, perform or comply with, that remains or remained uncured after the giving of any required notice to Tenant and the expiration of any applicable cure period, or any of the events described in Section 25.01 of this lease, or any other event or occurrence designated in this lease as an "Event of Default."

     (p) Words and phrases used in the singular shall be deemed to include the plural and vice versa, and nouns and pronouns used in any particular gender shall be deemed to include any other gender.

     (q)    The rule of ejusdem generis shall not be applicable to limit a
                        ---------------
general statement following or referable to an enumeration of specific matters to matters similar to the matters specifically mentioned.

     (r) All references in this lease to numbered Articles, numbered Sections and lettered Exhibits are references to Articles and Sections of this lease, and Exhibits annexed to (and thereby made part of) this lease, as the case may be, unless expressly otherwise designated in the context.

    (s)    The terms person and persons, as used in this Lease, shall mean and
                     ------     -------
include natural persons, firms, corporations, partnerships, joint ventures, limited liability partnerships, limited liability companies, associations and any other private or public entities, including any government or political subdivision or agency, department or instrumentality thereof.

                         -------------------------
                                 EXHIBIT F
                          CLEANING SPECIFICATIONS
                         -------------------------


A)   GENERAL OFFICE CLEANING - NIGHTLY

     * Sweep, using Landlord approved dustdown preparation, all stone, ceramic tile, marble terrazzo, asphalt tile, linoleum, rubber, vinyl and other types of flooring.

     * Carpet sweep all carpets and rugs four (4) times per week but only where reasonable access is provided.

     *   Vacuum clean all carpets and rugs once (1) per week.

     *   Sweep all private stairways and keep in clean condition.

     * Empty and clean all wastepaper baskets, ashtrays and receptacles; damp dust as necessary.

     * Remove all ordinary dry paper and tenant rubbish to designated areas. Excluded are wet trash in pantry or cafeteria area, bulk and special materials, furniture, etc.

     *   Dust all furniture and windowsills.

     *   Clean all glass furniture tops.

     *   Dust all chair rails, trim, partitions and baseboards.

     *   Wash clean all water fountains.

     * Remove finger marks and smudges from walls, doors, light switch plates once (1) per week.

     *   Wash locker and slop sink rooms.

B)   LAVATORIES - NIGHTLY (EXCLUDING PRIVATE & EXECUTIVE LAVATORIES)

     *   Sweep and wash all flooring.

     * Clean and polish all mirrors, powder shelves and bright work, including flushometers, piping, toilet seat hinges.

     *   Wash and disinfect all basins, bowls and urinals.

     * Wash and sanitize both sides of all toilet seats; clean underside of fixtures.

     * Dust, spot clean, or wash all partitions, tile walls, dispensers and receptacles.

     *   Empty and clean paper towel and sanitary disposal receptacles.

     * Fill toilet tissue holders, soap dispensers and paper towel dispensers. Toilet tissue, paper towels and soap furnished by Landlord at its expense.

     *   Remove all wastepaper and refuse to designated areas.

C)   LAVATORIES - PERIODIC CLEANING (EXCLUDING PRIVATE & EXECUTIVE LAVATORIES)

     *   Machine scrub flooring once per month.

     *   Wash all partitions, tile walls and enamel surfaces once per month.

     *   Clean air grilles once (1) per month.

     *   Dust exterior of light fixtures once (1) per month.

D)   SCHEDULE OF CLEANING

     * Upon completion of the nightly chores, all lights shall be turned off, windows closed, doors locked and offices left in a neat and orderly condition.

     * All day, nightly and periodic cleaning services as listed in this Exhibit F, to be done on business day only.

     * The exterior windows of the Demised Premises will be cleaned inside and out four (4) times per year, weather permitting.

     * High dust all pictures, frames, charts, graphs, and panel wall hangings not reached in nightly office cleaning four (4) times per year.

     * High dust all vertical surfaces such as walls, partitions, ventilating louvers, and surfaces not reached in nightly office cleaning four (4) times per year.

                         ------------------------
                                 EXHIBIT G
                         STORAGE SPACE FLOOR PLAN
                         ------------------------




                     (follows immediately on next page)

                                 Floor Plan
                               1440 Broadway
                           Partial of 22nd Floor

                            -------------------
                                 EXHIBIT H
                            HVAC SPECIFICATIONS
                            -------------------


     The existing Building HV system and AC system has the following capabilities:

* The base Building HV system and AC system can maintain indoor design conditions with an internal heat load of 4 watts per usable square foot demand due to power and lighting:

           Winter - With outside conditions of 5 Deg. F. (Dry Bulb or "DB") and 15 MPH wind velocity.

           Winter - With inside conditions of 70 Deg. F. (DB), no control of humidity.

           Summer - With outside conditions of 92 Deg. F. (DB) and 74 Deg. (Wet Bulb), maintain an inside condition of 78 Deg. F. and 50% RH.

           Summer - With inside conditions of 76 Deg. F. (DB) and a maximum of 50% RH, no control of humidity.

*    Tenant shall close window blinds to minimize heat load from sunlight.

EXHIBIT 10.7       STOCK OPTION AGREEMENT


                            STOCK OPTION AGREEMENT
                            ----------------------



     STOCK OPTION AGREEMENT dated as of _____________ between Cache, Inc. (The "Company") and ____________(the "Employee"), an employee of the Company.

     The Employee is hereby granted (i) an option (the "Incentive Option") to purchase from the Company ______ shares of the Company's common stock, par value $.01 per share (the "Common Stock"), with the purchase price per share being _______, and (ii) an option (the "Non-Qualified Option") to purchase from the Company N/A shares of the Company's Common Stock, with the purchase price per share being $N/A. The Incentive Option and the Non-Qualified Option are collectively referred to herein as the "Option").

     The Option may be exercised in whole or in part to the extent permitted under paragraph 2 of the Terms and Conditions set forth below and shall expire _____________ or, if the Employee's employment is terminated for any reason prior to such date, on such other date determined in accordance with paragraph 6 of the Terms and Conditions below (the "Expiration Date").

     The Non-Qualified Option is not qualified for "incentive stock option" treatment under the Internal Revenue Code of 1986, as amended (the "Code"). The Incentive Option is intended to be an "incentive stock option" within the meaning of Section 422 of the Code and shall be construed and interpreted in accordance with such intention. To the extent that the aggregate fair market value of Common Stock to which Incentive Options granted to the Employee are exercisable for the first time by the Employee during any calendar year (whether under the terms of the Plan or any other stock option plan of the Company) exceeds $100,000, the portion of such Incentive Option relating to excess shall be treated as a non-qualified stock option.

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

     1. The Employee is hereby granted each of the Incentive Option and the Non-Qualified Option, subject to the condition set forth in the legend on the first page hereof, for the purchase from the Company of the number of shares of Common Stock of the Company's 2003 Stock Option and Performance Incentive Plan as it may be amended from time to time (the "Plan"), subject to and under the terms and conditions set forth in this agreement and the Plan.

     2. The Option granted hereby becomes exercisable on _________________. However, the Option may become exercisable earlier at the maximum rate of 25 percent per year for the periods ended December 31, 200_, December 31, 200_, December 31, 200_ and December 31, 200_, to the extent the Company's earnings plan, as approved by the Committee, is achieved, based on the following sliding scale:

------------------------------------        ---------------------------
                                            Percentage of Option Which
Percentage of Plan Earnings Achieved        Will Become Exercisable
------------------------------------        ---------------------------
Greater than or equal to 90%                            25%
------------------------------------        ---------------------------
Greater than or equal to 75%
but less than 90%                                       20%
------------------------------------        ---------------------------
Greater than or equal to 60%
but less than 75%                                       15%
------------------------------------        ---------------------------
Less than 60%                                            0%
------------------------------------        ---------------------------


     3.  The Option may be exercised, to the extent permitted under paragraph
2 above, in whole or in part. Common Stock purchased upon the exercise of the Option shall be paid for in full at the time of purchase. Such payment shall be made in cash or, in the discretion of the Compensation and Plan Administration Committee of the Company's Board of Directors (the "Committee"), through delivery of shares of Common Stock, installment payments under the Employee's promissory note or a combination of cash, Common Stock and/or installment payments, in accordance with procedures to be established by the Committee. Any shares so delivered shall be valued at their Market Price on the date of exercise.

     Upon receipt of notice of exercise and payment in accordance with procedures to be established by the Committee, the Company or its agent shall deliver to the person exercising the Option (or his or her designee) a certificate for such shares. It shall be a condition to the Company's obligation to issue Common Stock upon exercise of the Option, or to subsequently transfer such Common Stock, that the Employee pay, or make provisions satisfactory to the Company for the payment of, any taxes which the Company is obligated to collect with respect to this issue or transfer of such Common Stock.

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

     5. The Option shall not be assignable or transferable by the Employee except by will or by laws of descent and distribution, unless the prior written consent of the Committee is given. During the life of the Employee, the Option shall be exercisable by the Employee only.

     6. The Option shall terminate after 30 days following termination of employment of the Employee with the Company or a Subsidiary, unless such termination of employment occurs by reason of (i) Disability (as hereinafter defined), (ii) Retirement (as hereinafter defined), (iii) Death, or (iv) a Special Event (as hereinafter defined), provided, in the case of a Special Event, the Committee shall have modified the Option to remain exercisable as provided below. The Option shall not be affected by any change of employment as long as the Employee continues to be employed by either the Company or a Subsidiary. Nothing in the Plan or in this Agreement shall interfere in any way with the right of the Company or any Subsidiary or interfere in any way with the right of the Company or any Subsidiary to terminate employment of the Employee at any anytime.

     (a) In the event of Disability of the Employee, whether or not the Option is otherwise exercisable on the date of Disability, the Option shall be exercisable in full at anytime until the Expiration Date, at which time the Option shall terminate. "Disability" shall mean any termination of employment with the Company or a Subsidiary because of a long-term or total disability, as determined by the Committee in its sole discretion. The decision of the Committee shall be final and conclusive.

     (b) In the event of Retirement of the Employee, the Option shall remain exercisable only to the extent it is exercisable on the date of Retirement, until the Expiration Date, at which time the Option shall terminate. "Retirement" shall mean any termination of employment with the Company or a Subsidiary because of a long-term or total disability, as determined by the Committee in its sole discretion. The decision of the Committee shall be final and conclusive.

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

     (d) In the case of a Special Event resulting in the termination of the Employee, the Committee in its sole discretion may elect to modify the Option, whether or not exercisable on the exercisable for the term and in the manner specified therein or for such other term and subject to such other provisions and conditions (including, without limitation, acceleration of the Exercise Date or modification of the conditions causing a Trigger Date) as the Committee shall specify. The Committee shall have the sole discretion to determine the employees to whom and in the manner in which any such modification shall be made. If the Committee does not elect to modify the Option, then the Option may be exercised only if exercisable at the date of termination in accordance with the first sentence of this paragraph 6.

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


     (e) The Committee may, in its sole discretion, cause the Option to be forfeited upon the Employee's termination of employment if the Employee was terminated for one (or more) of the following reasons: (i) the Employee's conviction, or plea of guilty or nolo contendere to the commission of a felony
                                 ---------------
(ii) the Employee's commission of any fraud, misappropriation or misconduct which causes demonstrable injury to the Company or a Subsidiary , (iii) an act of dishonesty by the Employee resulting or intended to result, directly or indirectly, in gain or personal enrichment at the expense of the Company or a Subsidiary, or (iv) any breach of the Employee's fiduciary duties to the Company as an employee or officer. It shall be within the sole discretion of the Committee to determine whether the Employee's termination was for one of the foregoing reasons, and the decision of the Committee shall be final and conclusive.

     7. If the Employee is granted an approved leave of absence, the Option shall not be affected unless such leave is longer than 13 weeks. If the Option is not exercisable at the beginning of an approved leave of absence lasting longer than 13 weeks, the Exercise Date of the Options shall be postponed for a period equal to the length of such leave of absence, unless such postponement is waived in writing by the Committee in its sole discretion.

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

     10. In case the Company is merged or consolidated with another corporation, or in case the property or stock of the Company is acquired by another corporation, any Options outstanding under this Grant shall become immediately exercisable and in such manner as to enable the shares acquired on exercise to participate, in the same manner as other outstanding shares, in the sale of the Corporation substantially as an entirety (whether by sale of stock, sale of assets, merger, consolidation, tender offer, exchange offer, or otherwise).

     11. The interpretation and decision with regard to any questions arising under the Plan or with respect to the Option made by the Committee shall be final and conclusive on the Employee.


     12. All notices hereunder shall be sufficiently made if personally delivered to the Employee or sent by regular mail addressed (a) to the Employee's address as set forth in the books and records of the Company or any Subsidiary, or (b) to the Company or the Committee at the principal office of the Company clearly marked "Attention: Stock Option Committee".

     IN WITNESS WHEREOF, this Agreement has been executed by the Company by one of its duly authorized officers as of the date specified above.





                                       CACHE, INC.




                                       By:___________________________
                                              Victor J. Coster
                                            Corporate Secretary




     I hereby acknowledge receipt of the Option and agree to the provisions set forth in this Agreement.




Date:                                     _____________________________
                                                     Name

EXHIBIT 10.13    BANK AGREEMENT

            SECOND MASTER AMENDMENT TO REVOLVING CREDIT AGREEMENT
                           AND SECURITY AGREEMENT

     Second Master Agreement entered into as of November 21, 2002 between CACHE, INC. (the "borrower") and FLEET NATIONAL BANK ( the "bank").

     WHEREAS, the Borrower and the Bank are parties to a Second Amended and Restated Revolving Credit Agreement dated as of August 26, 1996 (as amended by that certain Master Agreement dated July 19, 1999 and as the same may be further amended, the "Agreement");

     WHEREAS, the Borrower has requested that the Bank amend, and the Bank has agreed to amend, certain provisions of the Agreement;

     WHEREAS, the Borrower and the Bank are parties to a Security Agreement dated as of August 26, 1996 (the "Security Agreement"); and


     NOW, THEREFORE, the parties hereto agree as follows:

     1. The Agreement is hereby amended as follows:

        (a) Section 5.1 (Certain Defined Terms) of the Agreement shall be amended as follows:

              (i) The Definition of Commitment termination Date shall be amended to read in its entirety as follows:

                    "Commitment Termination date" shall mean November 30, 2005.

              (ii) The Definition of Debt Service Coverage shall be amended to read in its entirety as follows:

                    "Debt Service Coverage" shall mean a ratio of EBITDA, minus
                                                                          -----
        Capital Expenditures in such fiscal year, minus Federal, State and local
                                                  -----
        income taxes paid by the Borrower during the applicable period of determination to the current portion of Long Term Debt such time, plus
                                                                          ----
        interest expense in such fiscal year.


              (iii) The Definition of Tangible Net Worth shall be deleted from the Agreement in its entirety.

              (iv) The Definition of Debt Ratio shall be deleted from the Agreement in its entirety.

              (v) The following new definitions shall be added to Section 5.1 in their correct alphabetical order and shall read as follows:

                    "Adjusted Net Income shall mean, with respect to the Borrower and its Subsidiaries on a consolidated basis for any period, the aggregate income (or loss) of the Borrower and its subsidiaries on a consolidated basis for such period which shall be an amount equal to net revenues and other proper items of income less the aggregate for the
                                                      ----
        Borrower and its subsidiaries on a consolidated basis of any and all items that are treated as expenses under GAAP, and less, without
                                                           ----
        duplication, Federal, state and local income taxes as determined in accordance with GAAP.

                    "Benchmark" shall mean the ability of the Borrower to maintain a minimum Debt Service Coverage Ratio of 1.50 to 1.00 for eight consecutive fiscal quarters beginning with the quarter ending March 31, 2001 and ending with the quarter ending December 31, 2002.

                    "Capital Expenditures" shall mean for any period, the sum of (a) expenditures for any fixed assets or improvements and replacements, substitutions or additions thereto which would be treated as capital expenditures in accordance with GAAP and (b) the portion of all payments with respect to each Capitalized Lease Obligations which are required to be capitalized on the balance sheet of the applicable Lessee in accordance with GAAP.

                    "EBITDA" shall mean, with respect to the Borrower and its Subsidiaries for any period, the sum of (i) Adjusted Net Income, (ii) interest expense, (iii) depreciation and amortization and (iv) Federal, state and local income taxes, in each case of the Borrower and its Subsidiaries on a consolidated basis for such period, computed in accordance with GAAP.

                    "Funded Debt" shall mean, at any date of determination, the aggregate funded indebtedness (as determined in accordance with GAAP and Capitalized Lease Obligations of the Borrower and its Subsidiaries on a consolidated basis in accordance with GAAP, on such date.

                    "GAAP" shall mean generally accepted accounting principles, consistently applied.

                    "Long Term Debt" shall mean indebtedness for borrowed money which by its terms matures more than 12 months after the date incurred or maturing sooner, the maturity thereof may be extended at the option of the debtor beyond such 12 month period.

                    "Present Value of Operating Leases" shall mean the present value of operating leases as determined in accordance with GAAP computed by discounting at a rate per annum equal to 10%.

                    "Rent Adjusted Leverage Ratio" shall mean a ratio of total Funded Debt plus the Present Value of Operating Leases plus 40% of
                    ----                                       ----
        contingent leases, as at the time of determination, to EBITDA plus
                                                                      ----
        annual rental expenses, each to be determined in accordance with GAAP.

                    "Rolling Four Quarters" shall mean the consecutive twelve-month period computed from the last day of the most recent fiscal quarter to the 12 months prior to such last day.

        (b) Section 2.3 (b) of the Agreement shall be amended to read in its entirety as follows:

                    (b) If an event of Default shall occur at any time prior to Borrower's satisfaction of the Benchmark, the Bank shall have the option, in addition to all of the rights and remedies available to it at law, in equity or under this Agreement, to acquire a Lien in the Borrower's accounts receivable and inventory (collectively, the "Collateral") pursuant to the Security Agreement previously executed by the Borrower and delivered to the Bank. If the Borrower shall have satisfied the Benchmark, the Bank shall not have the right to acquire such a Lien in the Collateral pursuant to the Security Agreement unless an Event of Default shall have occurred and the Borrower shall not have cured same within the time periods therein specified, in which case the Bank shall have the right to acquire such a Lien in the Collateral pursuant to the Security Agreement. Notwithstanding the execution and delivery by the Borrower of the Security Agreement pursuant to Section
        2.1 hereof, the Security Agreement shall be of no force and effect and the Bank is not authorized to file financing statements with respect to the Collateral until (i) prior to the Benchmark, the occurrence of an Event of Default and (ii) at all times after the Benchmark, the occurrence of an Event of Default and the inability of the Borrower to cure same within the time periods therein specified.

        (c) Section 4.12 of the Agreement is hereby amended and restated in its entirety to read as follows:

             4.12  Rent Adjusted Leverage Ratio

                   (a) The Borrower shall maintain a minimum Rent Adjusted Leverage Ratio as at the last day of each quarter, on a Rolling Four quarters basis, of not less than 5.50 to 1.00.

                   (b) The bank will determine compliance with the foregoing based on the financial information which the Borrower is required to submit to the Bank.

        (d) Section 4.13 of the Agreement is hereby amended and restated in its entirety to read as follows:

             4.13 Intentionally Omitted

        (e) Section 4.14 of the Agreement is hereby amended and restated in its entirety to read as follows:

             4.14 Intentionally Omitted

        (f) Section 4.15 of the Agreement is hereby amended by amending and restating subsection (q), (r) and (s) thereof in their entirety and by adding new subsections (t) and (u) to read as follows:

             (q) The Borrower shall not make capital expenditures in excess of $8,000,000 for the fiscal year ending December 31, 2002.

             (r) The Borrower shall not make capital expenditures in excess of $12,000,000 for the fiscal year ending December 31, 2003.

             (s) The Borrower shall not make capital expenditures in excess of $15,000,000 for the fiscal year ending December 31, 2004.

             (t) The Borrower shall not make capital expenditures in excess of $20,000,000 for the fiscal year ending December 31, 2005.

             (u) The Bank will determine compliance with the foregoing based on the financial information which the Borrower is required to submit to the Bank.

        (g) Section 4.16 of the Agreement is hereby amended and restated in its entirety to read as follows:

             4.16  Debt Service Coverage.

                   (a) The Borrower shall maintain a minimum Debt Service Coverage ratio as at the last day of each fiscal quarter, on a Rolling Four Quarters basis, of not less than 1.50 to 1.00.

                   (b) The Bank will determine compliance with the foregoing based on the financial information which the Borrower is required to submit to the Bank.

        (h) Section 8.13(b) of the Agreement is hereby amended to read in its entirety as follows:

        The Borrower shall pay to the Bank a commitment fee selected by the Borrower equal to either; (i) a commitment fee on the daily average unused amount of the aggregate principal amount available for Loans hereunder for the period from and including October __, 2002 to and including the earlier of (a) the date the Commitment is terminated pursuant to the terms hereof or (b) the Commitment Termination Date, at a rate equal to 1/8 of 1% per annum. The accrued commitment fee, if any, shall be payable on the Quarterly Dates and on the earlier of the date the Commitment is terminated and the Commitment Termination Date, or (ii) a non-refundable commitment fee in the amount of $50,000 (which Fee shall be payable upon the Borrower's execution hereof).


     3. The Borrower hereby represents and warrants to the Bank that:

        (a) Each and every one of the representations and warranties set forth in the Agreement is true as of the date hereof and with the same effect as though made on the date hereof, and is hereby incorporated herein in full by reference as if fully restated herein in its entirety.

        (b) No Default of Event of Default and no event or condition which, with the giving of notice or lapse of time or both, would constitute such a Default or Event of Default, now exists or would exist.


     4. All capitalized terms used herein, unless otherwise defined herein, have the same meanings provided therefor in the Agreement.

     5. The amendments and waivers set forth herein are limited precisely as written and shall not be deemed to (a) be a consent to or a waiver of any other term or condition of the Agreement or any of the documents referred to therein or executed in connection therewith or (b) prejudice any right or rights which the Bank may now have or may have in the future under or in connection with the Agreement of any documents referred to therein or executed in connection therewith. Whenever the Agreement is referred to in the Agreement or any of the instruments, agreements or other documents or papers executed and delivered in connection therewith, it shall be deemed to mean the Agreement as modified by this Master Amendment.

     6. The Borrower shall execute and deliver concurrently herewith a promissory note which shall be in replacement of and substitution for its existing promissory note. Such new promissory note shall be in the form of Exhibit A annexed hereto and be deemed the Note for all purposes of the Agreement and documents relating thereto.

     7. The Bank shall have no obligations under this Master Amendment and this Master Amendment shall not be effective unless and until (i) the Bank shall have received counterparts of this Master Amendment duly signed by the Borrower, (ii) the Borrower shall have paid all the fees and expenses of the Bank's outside counsel in connection with the preparation and negotiation of this Master Amendment, which fees are estimated at $1,500, plus out-of-pocket expenses and
(iii) the Bank shall have received evidence of such proper corporate organization, existence, authority and appropriate corporate proceedings with respect to the Borrower and the matters addressed by this Master Amendment and the documents, instruments and agreements executed pursuant hereto or in connection herewith, and such other certificates, instruments and documents as the Bank shall reasonably request.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered by their respective duly authorized officers as of the date first above written.





                                 CACHE, INC


                                 By: /s/ Thomas  E. Reinckens
                                     -------------------------
                                 Name:   Thomas E. Reinckens
                                 Title:  President - COO




                                  FLEET NATIONAL BANK


                                  By: /s/ Gary W. Tyrell
                                      --------------------------
                                  Name:   Gary W. Tyrell
                                  Title:  Senior Vice President

                                     NOTE

15,000,000.00                                               November 21, 2002



     FOR VALUE RECEIVED, the undersigned, CACHE, INC., a Florida corporation (the "Borrower"), hereby promises to pay to the order of FLEET NATIONAL BANK, the "Bank"), on November 30, 2005, the lesser of (a) the principal sum of Fifteen Million and 00/100 ($15,000,000.00) Dollars, or (ii) the aggregate unpaid principal amount of all Loans, as such term is defined in the Second Amended and Restated Revolving Credit Agreement, dated as of the date hereof, by and between the Borrower and the Bank (hereinafter, as amended by the Master Amendment dated July 19, 1999 and further by the Second Master amendment dated as of the date hereof and as it may from time to time be further amended, modified or supplemented, referred to as the "Credit Agreement"), then outstanding. The Borrower further promises to pay the Bank interest on the unpaid principal amount hereof from the date hereof until maturity at the rates per annum set forth in or established pursuant to the Credit Agreement and as calculated therein. Interest on this Note for each Prime Rate Loan, LIBOR Loan or COF Loan, as the case may be, shall be payable prior to maturity on the last day of the applicable Interest Period therefor. Interest shall be payable on maturity of this Note, whether at stated maturity, by acceleration or otherwise.

     Anything herein to the contrary notwithstanding, the obligation of the Borrower to make payments of interest shall be subject to the limitation that payments of interest shall not be required to be made to the Bank to the extent that the Bank's receipt thereof would not be permissible under the law or laws applicable to the Bank limiting rates of interest which may be charged or collected by the Bank. Any such payments of interest which are not made as result of the limitation referred to in the preceding sentence shall be made by the borrower to the Bank on the earliest interest payment date or dates on which the receipt thereof would be permissible under such laws applicable to the Bank limiting rates of interest which may be charged or collected by the Bank. Such deferred interest shall not bear interest.

     Payments of both principal and interest on this Note are to be made at the office of the bank, at 750 Walnut Avenue Cranford, NJ 07016 or such other places as the Bank shall designate to the Borrower in writing, in lawful money of the United States of America in immediately available funds.

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

     This Note shall replace and supersede the Note made by the Borrower to the order of the Bank dated July 19, 1999 (the "Prior note"); provided, however, that the execution and delivery of this Note shall not in any circumstance be deemed to have terminated, extinguished or discharged the Borrower's indebtedness under such Prior Note, all of which indebtedness shall continue under and be governed by this Note and the documents, instruments and agreements executed pursuant hereto or in connection herewith. This Note is a replacement, consolidation, amendment and restatement of the Prior Note and IS NOT A NOVATION. The Borrower shall also pay and this Note shall also evidence any and all unpaid interest in all Loans made by the Bank to the Borrower pursuant to the Prior Note, and at the interest rate specified therein, for which this Note has been issued as replacement therefor.

     All terms used in this Note and not otherwise defined herein shall have the same meanings that such terms have in the Credit Agreement.

     THIS NOTE IS BEING DELIVERED IN AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW JERSEY WITHOUT REGARD TO THE PRINCIPLES OF CONFLICT OF LAWS.




                                     CACHE, INC.


                                     By:   /s/  Thomas E. Reinckens
                                           -----------------------------
                                     Name:      Thomas E. Reinckens
                                     Title:     President - COO

                             SCHEDULE TO NOTE



     This Note evidences the Loans made under the within described Credit Agreement, in the principal amounts, of the types (Prime Rate or LIBOR Loans) and on the dates set forth below, and with respect to LIBOR Loans, for the interest period set forth below, subject to the payments or prepayments of principal set forth below:


					Principal
	Principal			Amount
Date    Amount of         Type of       Interest        Paid or     Balance
Made      Loans            Loan         Period          Prepaid    Outstanding
------- ------------    -----------     -----------     --------   -----------

EXHIBIT 11.1 	CALCULATION OF BASIC AND DILUTED EARNINGS
	PER COMMON SHARE

                                                    52 Weeks Ended
                                        --------------------------------------------
<s>                                     December 29,    December 28,    December 27,
Earnings Per Share                          2001            2002            2003
                                        ------------    ------------    ------------
Net income applicable
    to common stockholders               $3,298,000      $8,941,000      $11,089,000
                                        ------------    ------------    ------------

Basic Earnings Per Share
    Weighted average number of
    common shares outstanding             9,091,000       9,100,000        9,504,000
                                        ============    ============    ============


Basic earnings per share                      $0.36           $0.98           $1.17
                                        ============    ============    ============

Diluted Earnings Per Share
Weighted average number of
    common shares outstanding             9,091,000       9,100,000       9,504,000

Assuming conversion of
    outstanding stock options             1,039,000       1,140,000       1,343,000

Less: assumed repurchase
    of common stock pursuant
    to the treasury stock method           (901,000)       (608,000)     (1,033,000)
                                        ------------    ------------    ------------

Weighted average number of
    common shares outstanding
    as adjusted                           9,229,000       9,632,000       9,814,000
                                        ============    ============    ============

Diluted earnings per share                    $0.36           $0.93           $1.13
                                        ============    ============    ============



EXHIBIT 12.1	COMPUTATION OF RATIOS

Ratio of current assets to current liabilities = current assets (at balance sheet date) divided by current liabilities (at balance sheet date).

Inventory turnover ratio = total cost of sales divided by average inventory (beginning and ending inventory, divided by two, at the balance sheet date).

Book value per share = stockholders' equity divided by common shares outstanding (at balance sheet date).

EXHIBIT 23.1        CONSENT OF INDEPENDENT AUDITORS

As independent auditors, we hereby consent to the incorporation of our report included in this Form 10-K dated February 20, 2004 into the Company's previously filed Registration Statement File Numbers 33-65113, 333-84848, 333-96717, and 333-110553.





New York, New York
February 20, 2004                                  /s/ KPMG. LLP

EXHIBIT 31.1	CERTIFICATION

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

4. Cache's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Cache, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    b. evaluated the effectiveness of Cache's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and
    c. disclosed in this report any change in Cache's internal control over financial reporting that occurred during Cache's fourth quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. Cache's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Cache's auditors and the audit committee of Cache's Board of Directors;

    a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Cache's ability to record, process, summarize and report financial information ; and
    b. any fraud, whether or not material, that involves management or other employees who have a significant role in Cache's internal control over financial reporting.


March 24, 2004                                  By: /s/  Brian Woolf
                                                    -------------------
                                                    Brian Woolf
                                                    Chairman and Chief
                                                    Executive Officer

EXHIBIT 31.2	CERTIFICATION

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

4. Cache's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Cache, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    b. evaluated the effectiveness of Cache's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and
    c. disclosed in this report any change in Cache's internal control over financial reporting that occurred during Cache's fourth quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. Cache's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Cache's auditors and the audit committee of Cache's Board of Directors;

    a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Cache's ability to record, process, summarize and report financial information ; and
    b. any fraud, whether or not material, that involves management or other employees who have a significant role in Cache's internal control over financial reporting.

March 24, 2004                       By: /s/  Thomas E. Reinckens
                                         -------------------------------------
                                         Thomas E. Reinckens
                                         President and Chief Operating Officer
                                        (Principal Financial and Accounting
                                         Officer)

EXHIBIT 32.1	CERTIFICATION PURSUANT TO SECTION 906 OF THE
                SARBANES-OXLEY ACT OF 2002

Pursuant to, and solely for purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), each of the undersigned hereby certifies in the capacity and on the date indicated below that:


1. The Annual Report of Cache, Inc. on Form 10-K for the period ending December 27, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13
    (a) or 15 (d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Cache, Inc.




        /s/ Brian Woolf                                      March 24, 2004
        ------------------------------------
	Brian Woolf
	Chairman and Chief Executive Officer



        /s/ Thomas E. Reinckens                              March 24, 2004
        -----------------------------------
	Thomas E. Reinckens
	President and Chief Operating Officer
	(Principal Financial and Accounting Officer)