Form 10-K/A
period 2003-12-27
CACHE INC
filed 2004-04-14
CIK 350199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10K/A
(Mark One)

  X   Amendment No. 1 to Annual Report pursuant to Section 13 or 15 (d) of
----- the Securities Exchange Act of 1934
      for the fiscal year ended December 27, 2003
                                         Or
      Transition Report pursuant to Section 13 or 15 (d) of the Securities ----- Exchange Act of 1934

                        Commission file number   0-10345
                                                 -------

                                  Cache, Inc.
-----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Florida                                      59-1588181
------------------------------              ---------------------------------
State or other jurisdiction of              (IRS Employer Identification No.)
Incorporation or organization


   1440 Broadway, New York, New York                       10018
-----------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip  Code)

Registrant's telephone number, including area code: (212)  575-3200

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

                      Yes   [X]                     No[   ]
                                                       ---

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

                      Yes   [   ]                     No[X]
                             ---

As of June 27, 2003 the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price in the NASDAQ National Market) was approximately $55.8 million.


As of March 31, 2004, 10,416,150 Common Shares were outstanding.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See also "Executive Officers, Directors and Key Employees" under Part I,
 Item I of Registrant's report on Form 10-K for the fiscal year ended December 27, 2003, previously filed with the Securities and Exchange Commission.

                          DIRECTORS OF THE REGISTRANT

     The Board of Directors of the Company presently consists of the following six members: Messrs. Andrew M. Saul, Joseph E. Saul, Brian Woolf, Thomas E. Reinckens, Morton J. Schrader and Arthur S. Mintz, each of whom is expected to be a nominee for re-election at the Company's next Annual Meeting of Shareholders.

Director Name             Age       Principal Occupation             Since
---------------------     ---       --------------------------      --------
Brian Woolf                55       Chairman of the Board and       2000
                                    Chief Executive Officer
Thomas E. Reinckens        50       President, Chief Operating      1993
                                    Officer of the Company

Arthur S. Mintz            58       President, Bees and Jam, Inc.   2002
Andrew M. Saul             57       Partner, Saul Partners          1986
Joseph E. Saul             84       Partner, Saul Partners          1986
Morton J. Schrader         72       Real Estate Broker              1989

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

              COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

     During the year ended December 27, 2003 ("Fiscal 2003"), the Board of Directors held four meetings. Each Director attended all of such Board meetings. The Board of Directors has an Audit Committee and a Compensation and Plan Administration Committee, but has no standing nominating committee. The Audit Committee of the Board of Directors, established in July 1989, currently consists of Messrs. Andrew Saul, Arthur S. Mintz and Morton J. Schrader. The Audit Committee held four meetings in Fiscal 2003.

     Duties of the Audit Committee include meeting with the independent accountants and certain personnel of the Company to discuss the planned scope of their examinations, the adequacy of internal controls and financial reporting; reviewing the results of the annual examination of the financial statements and periodic internal audit examinations; reviewing the services and fees of the Company's independent accountants; authorizing special investigations and studies; and performing any other duties or functions deemed appropriate by the Board of Directors. The Board of Directors has determined that Andrew Saul is qualified to serve as the Audit Committee's financial expert.

     The Compensation and Plan Administration Committee was established in July 1991 as the Plan Administration Committee to administer the Company's stock option plans. In May 1993 it was renamed the Compensation and Plan Administration Committee and delegated additional authority to determine the remuneration arrangements for the four most senior executive officers and to review and approve the remuneration arrangements for the Company's other executive officers. It currently consists of Messrs. Andrew M. Saul, Arthur S. Mintz and Morton J. Schrader. The Compensation Committee met twice in fiscal 2003. Each member of the Committee attended such Committee meeting.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the compensation for the past three years of the Chief Executive Officer and the Company's other three most highly compensated executive officers (collectively, the "Named Executive Officers").



                                      Annual                           Long-Term
                                   Compensation                        Compensation Awards
                                   ------------                        -------------------
                                                                       Securities    All Other
Name and                Fiscal                          Other Annual   Underlying   Compensation
Principal Position       Year     Salary      Bonus     Compensation(2)  Options       (1)
------------------      ------    ------      -----     ------------    --------    ------------
Brian Woolf              2003   $500,000     $475,200    $1,433,000    250,000      $ 14,459
Chief Executive          2002    449,934      359,947       ---         45,500        14,014
Officer and Chairman     2001    401,857        ---         ---        100,000         3,640
Of the Board

Thomas E. Reinckens      2003    401,923      381,988       900,738    125,000        10,326
President, Chief         2002    356,473      285,178        ---        45,500         2,967
Operating Officer        2001    326,857      250,244        ---          ---          2,847
and Director

Catherine McNeal (3)     2003    193,750      143,000        ---        85,000          ---
Executive Vice President 2002      ---          ---          ---         ---            ---
                         2001      ---          ---          ---         ---            ---

David Desjardins (4)     2003    298,654      143,354        136,413    50,000          ---
Executive Vice President 2002    211,539      117,692        ---        35,000          ---
                         2001      ---          ---          ---          ---           ---



(1) These amounts consist of insurance premiums paid for life insurance for the benefit of the named executive officers and long-term disability insurance.
(2) These amounts consist of the difference between the price paid by the named executive officer for shares of our common stock pursuant to the exercise of stock options, and the fair market value of our common stock on the date of exercise.
(3) Ms. McNeal became one of our executive officers in June 2003.
(4) Mr. Desjardins became one of our executive officers in March 2002.

                       AGGREGATED FISCAL 2003 YEAR-END STOCK OPTION VALUES


                       Number of Securities                      Value of Unexercised
                       Underlying Unexercised                    In-the-Money Stock Options
                       Stock Options at Fiscal Year-End          at Fiscal Year-End (1)
                       --------------------------------          --------------------------
Name             Shares Acquired     Value      Exercisable   Unexercisable   Exercisable    Unexercisable
                   on Exercise     Realized
-----            ---------------   --------     -----------   -------------   -----------    -------------
Brian Woolf          129,000      $1,433,000      205,125         361,375      $ 3,502,849   $ 2,358,336
Thomas E. Reinckens   75,000        $900,738       84,125         136,375      $ 1,332,759   $   362,086
Catherine McNeal         ---             ---        6,250          78,750      $    74,313   $   322,538
David Desjardins       8,750        $136,413        8,750          67,500      $   137,200   $   357,400



(1) Amounts described in the preceding table under the heading "Value of Unexercised In-the-Money Stock Options at Fiscal Year End" are determined by multiplying the number of shares underlying the options by the difference between the last reported per share sale price of our common stock on December 26, 2003 and the per share option exercise prices.


                   STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to stock options granted in fiscal 2003 to each of the named executive officers.


                                                                                           Potential
                                                                                       Realizable Value
                                         % of Total                                    At Assumed Annual
                         Number of         Options        Exercise                    Rates of Stock Price
                         Securities      Granted to       or Base                      Appreciation for
                         Underlying     Employees in       Price     Expiration         Option Term (2)
Name                     Options(1)      Fiscal Year     ($/share)      Date            5%           10%
-------------------     ----------     ------------     ---------   ----------      ----------   -----------
Brian Woolf               250,000          30.7%        $   18.97      7/22/13      $ 1,310,265  $ 2,895,344
Thomas E. Reinckens       125,000          15.3%        $   18.97      7/22/13          655,133    1,447,672
Catherine McNeal           25,000           3.1%        $    8.74      5/23/13           60,368      133,396
Catherine McNeal           60,000           7.4%        $   18.97      7/22/13          314,464      694,882
David Desjardins           50,000           6.1%        $   18.97      7/22/13          262,053      579,069

-------------------------
(2) These options vest no later than July 22, 2007 but may vest sooner with respect to up to 25% of the shares on each of June 30, 2004, June 30, 2005, June 30, 2006 and June 30, 2007 to the extent our earnings plan for these years is achieved, based on the following sliding scale:

                                                          Percentage of Original
                                                                Option that
Percentage of Earnings Plan Achieved                       Becomes Exercisable
------------------------------------------------------    ----------------------
   Greater than or equal to 90% ......................              25%
   Greater than or equal to 75%, but less than 90%....              20%
   Greater than or equal to 60%, but less than 75%....              15%
   Less than 60%......................................               0%

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

Employment Contracts and Change-of-Control Provisions

In September 2003, we entered into a new employment agreement with Brian Woolf, our Chief Executive Officer and Chairman, which expires on January 31, 2007. Under the agreement, Mr. Woolf's annual salary during 2003 is $500,000 and he is eligible to receive annual incremental increases of $75,000 in each of the next three years contingent on our profitability, as provided for in the contract. Mr. Woolf is also eligible to participate in our bonus and stock option programs. In addition, Mr. Woolf is entitled to participate in our long-term disability coverage, health care and other benefit packages. Pursuant to the terms of his new employment agreement, if we terminate Mr. Woolf's employment prior to January 31, 2007 for any reason other than for certain circumstances described in the agreement, then until Mr. Woolf accepts other employment we are required to continue to pay him the full balance of his contract, mitigated by future employment. In the event that Mr. Woolf is terminated in connection with a change in control of Cache, as defined in the agreement, he is entitled to receive an amount equal to 18 months of his salary then in effect. The contract contains a covenant of Mr. Woolf not to solicit employees of Cache for two years and a covenant for Mr. Woolf not to compete with Cache for a minimum of one year.

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

Compensation of Directors

     We compensate two of our non-employee directors for their services to us by participation in our group medical insurance program at an approximate cost to us of $11,500 per individual per year. They currently do not receive cash or equity-based compensation. The other two non employee directors receive a director's fee equal to $12,000 per year.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(c) promulgated under the Exchange Act, the Company is not aware of any failure of any officer, director or beneficial owner of more than 10% of the Common Stock to timely file with the Commission any Form 3, 4 or 5 in respect of the Company during 2003 except for the following instances: Director and 10% owner Joseph Saul filed 2 late Form 4s Director Morton L. Schrader filed 1 late Form 4; Officer David Desjardins filed 1 late Form 4 and one Form 3; Director and Officer Thomas Reinckens filed 1 late Form 3; Officer Catherine McNeal filed 1 late Form 3; and Director and 10% owner Andrew Saul filed 1 late Form 4.

Code of Ethics

     The Company has not yet adopted a Code of Ethics that applies to all of the Company's directors, officers and employees due to limited internal management resources. The Company intends to adopt such a Code of Ethics at its next regularly scheduled board meeting. Once it is adopted, the Code of Ethics will be available on our website at www.cache.com. We will disclose any amendment to, other than technical, administrative or non-substantive amendments, or waiver of its code of ethics granted to a director or executive officer by filing a Form 8-K disclosing the amendment or waiver within five business days.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND BY MANAGEMENT

Principal Shareholders and Share Ownership By Certain Beneficial Owners and Management

     The following table sets forth certain information as to the beneficial ownership of the Company's equity securities as of March 31, 2004 by (i) each director or nominee of the Company, (ii) each Named Executive Officer, (iii) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the beneficial ownership for each person consists of the sole voting and sole investment power with respect to all shares beneficially owned by him. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

                                                           Percentage of
                               Number of shares          Outstanding Shares
Person and Address             of Common Stock             of Common Stock
------------------------       ----------------          ------------------

Andrew M. Saul
9 West 57th Street
New York, NY  10019  (1)            1,973,128                    18.9%

Joseph E. Saul
9 West 57th Street
New York, NY  10019  (2)            1,973,128                    18.9%

Norma G. Saul
9 West 57th Street
New York, NY  10019  (3)            1,973,128                    18.9%

Brian Woolf
Cache, Inc.
1440 Broadway
New York, NY  10018  (4)              100,125                 Less than 1%

Thomas E. Reinckens
Cache, Inc.
1440 Broadway
New York, NY  10018  (5)               57,844                 Less than 1%

                                                           Percentage of
                               Number of shares          Outstanding Shares
Person and Address             of Common Stock             of Common Stock
------------------------       ----------------          ------------------

Catherine McNeal
Cache Inc.
1440 Broadway
New York, NY  10018  (6)             6,250                 Less than 1%

David Desjardins
Cache, Inc.
1440 Broadway
New York, NY  10018  (7)             8,750                 Less than 1%

Arthur S. Mintz
70 West 36th Street
New York, NY  10018                      0                       0

Morton J. Schrader
230 Park Avenue - 18th Floor
New York, NY  10166                 13,000                 Less than 1%

Royce & Associates, LLC
1414 Avenue of the Americas
New York, NY  10019  (8)           844,700                     8.1%

Essex Investment Management
Company, LLC
125 High Street, 29th Floor
Boston, MA 02110  (8)              527,567                     5.1%

All Current Executive
Officers and Directors
as a Group (seven persons)       2,159,097                    20.5%


(1) Represents (a) 550,420 shares held directly by Andrew Saul, (b) 583,308 shares beneficially owned by Joseph Saul, Andrew Saul's father, (c) 834,400 shares held by Norma Saul, Andrew Saul's mother, and (d) 5,000 shares held by the Denise and Andrew Saul Foundation, of which Andrew Saul is a director. All of the foregoing shares are subject to an oral agreement, subject in the case of the trusts to any fiduciary duties of the trustees, to vote and dispose of these shares jointly. The holders of the foregoing shares have filed with the SEC as a "group" within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934. Each of these holders disclaims beneficial ownership of all shares other than those held in his, her or its name.

(2) Represents (a) 568,308 shares held directly by Joseph Saul, (b) 834,400 shares held by Norma Saul, Joseph Saul's wife, (c) 555,420 shares beneficially owned by Andrew Saul, Joseph Saul's son, and (d) 15,000 shares held by the Joseph E. and Norma G. Saul Foundation, of which Joseph Saul is a director. All of the foregoing shares are subject to an oral agreement, subject in the case of the trusts to any fiduciary duties of the trustees, to vote and dispose of these shares jointly. The holders of the foregoing shares have filed with the SEC as a "group" within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934. Each of these holders disclaims beneficial ownership of all shares other than those held in his, her or its name.

(3) Represents (a) 834,400 shares held directly by Norma Saul, (b) 568,308 shares beneficially owned by Joseph Saul, Norma Saul's husband, (c) 555,420 shares beneficially owned by Andrew Saul, Norma Saul's son, and (d) 15,000 shares held by the Joseph E. and Norma G. Saul Foundation, of which Norma Saul is a director. All of the foregoing shares are subject to an oral agreement, subject in the case of the trusts to any fiduciary duties of the trustees, to vote and dispose of these shares jointly. The holders of the foregoing shares have filed with the SEC as a "group" within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934. Each of these holders disclaims beneficial ownership of all shares other than those held in his, her or its name.

(4) Includes options to acquire 46,125 shares of our common stock.
(5) Includes options to acquire 34,125 shares of our common stock.
(6) Includes options to acquire 6,250 shares of our common stock.
(7) Includes options to acquire 8,750 shares of our common stock.
(8) Information is based solely on the most recent Schedule 13G filed by the holder with the SEC.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 1994, we loaned $170,000 to Roy Smith, formerly an Executive Vice President and one of our directors. The loan was payable on demand by us, was secured by a pledge of shares of our common stock owned by Mr. Smith, with full recourse against him and bare interest at a rate of 9% per annum. The loan was repaid in July 2003 plus accrued interest.

     In December 1994, we loaned $80,000 to Thomas E. Reinckens, our President and Chief Operating Officer and one of our directors. The loan was payable on demand by us, was secured by a pledge of shares of our common stock owned by Mr. Reinckens, with full recourse against him and bore interest at a rate of 9% per annum. The loan was repaid in July 2003 plus accrued interest. Additionally, in December 2000, we loaned $121,000 to Mr. Reinckens. This loan was also payable on demand by us, secured by a pledge of shares of our common stock, with full recourse against him and bore interest at the rate of 6% per annum. Mr. Reinckens repaid $50,000 of this loan to us in March 2002 and the remaining balance for this loan was repaid in July 2003 plus accrued interest.

See also "Executive Compensation - Compensation Committee Interlocks and Insider Participation."

     As of March 31, 2004 the Sauls beneficially owned in the aggregate 1,973,128 shares of the Company's outstanding Common Stock, representing approximately 18.9% of the Company's outstanding Common Stock. See "Principal Shareholders and Share Ownership by Management."

ITEM 14.    PRINCIPAL ACCOUNTING FIRM FEES


The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 28, 2002 and December 27, 2003 by KPMG LLP and Arthur Andersen LLP. KPMG LLP replaced Arthur Andersen LLP during the second quarter of Fiscal 2002.


                                    Fiscal 2002           Fiscal 2003
    Fees                               Amount                Amount
------------------------           -----------            ------------
Audit Fees                           $ 121,200              $ 149,500
Audit-Related Fees                   $ 253,920              $ 193,939
Tax Fees                             $      --              $      --
All Other Fees                       $   5,000              $      --
                                    ----------            -----------
Total Fees                           $ 380,120              $ 343,439
                                    ----------            -----------

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

                                    PART IV


ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
            EXPLANATORY NOTE

     This Item 15 is being amended solely to amend Exhibit 23.1 of the Company's Annual Report on Form 10-K for the year ended December 27, 2003 (the "Form 10-K"). The Form 10-K as filed with the Securities and Exchange Commission on March 24, 2004, included an incorrect form of the consent of the Company's independent auditors. The attached Exhibit 23.1 is hereby substituted for the form of consent filed on March 24, 2004, as Exhibit 23.1 to the Form 10-K.

     (3) Exhibits

     EXHIBIT NO                             TITLE OR DESCRIPTION
     ----------                             --------------------

        23.1                                Consent of KPMG, LLP

                                   Signatures


     Pursuant to the requirement of section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Date:   April 14, 2004
                                          CACHE, INC.




                                          By:  /s/ Brian Woolf
                                               -----------------------------
                                               Brian Woolf
                                               Chairman and Chief
                                               Executive Officer
                                               (Principal Executive
                                               Officer)


                                          By:  /s/ Thomas E. Reinckens
                                               ----------------------------
                                               Thomas E. Reinckens
                                               President and Chief
                                               Operating Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                 EXHIBIT INDEX

     EXHIBIT NO                             TITLE OR DESCRIPTION
     ----------                             --------------------

        23.1                                Consent of KPMG, LLP

                                                                 EXHIBIT 23.1

                        CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the registration statements (no. 33-65113 and No. 333-84848) on Form S-8 of Cache, Inc. of our report dated February 20, 2004, with respect to the consolidated balance sheets of Cache, Inc. as of December 27, 2003 and December 28, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 27, 2003, and all related financial statement schedules, which report appears in the December 27, 2003, annual report on Form 10-K of Cache, Inc.


                                                   KPMG LLP

New York, New York
February 20, 2004