Form 10-Q
period 2004-03-27
CACHE INC
filed 2004-05-11
CIK 350199

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-Q
                                 (Mark One)

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended March 27, 2004
                                      OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                           YES [X]           NO [ ]

As of June 27, 2003, the aggregate market value of the voting stock held by non-affiliated of the registrant (based on the closing price in NASDAQ National Market) was approximately $55.8 million.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act 12b-2).

                           YES [ ]           NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.01                           10,422,400
  --------------------------                ---------------------------
  Class of Stock Outstanding                Outstanding at May 11, 2004

                          CACHE, INC. AND SUBSIDIARIES

                                     INDEX



                                                                         PAGE

CONSOLIDATED FINANCIAL STATEMENTS
     BALANCE SHEETS,
MARCH 27, 2004, DECEMBER 27, 2003 AND MARCH 29, 2003		 	   3

STATEMENTS OF OPERATIONS THIRTEEN WEEKS ENDED
     MARCH 27, 2004 AND MARCH 29, 2003                                     4

STATEMENTS OF CASH FLOWS THIRTEEN WEEKS ENDED
     MARCH 27, 2004 AND MARCH 29, 2003                                     5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     6-8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                     8-10

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK                                                               10

CONTROLS AND PROCEDURES                                                   11

OTHER INFORMATION:
      EXHIBIT INDEX AND REPORTS ON FORM 8-K                               11

CERTIFICATIONS                                                         13-15

                                               CACHE, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS


<s>                                                                     March 27,          December 27,         March 29,
 ASSETS                                                                     2004                2003                2003
                                                                        (Unaudited)                             (Unaudited)
                                                                      -------------       -------------       -------------
 Current assets:                                                     <c>                 <c>                 <c>
        Cash and equivalents                                          $  26,585,000       $  16,887,000       $  15,737,000
        Marketable securities                                            14,153,000          19,746,000           5,690,000
        Receivables, net                                                  3,865,000           4,614,000           3,185,000
        Notes receivable from related parties                               ---                 ---                 321,000
        Inventories                                                      29,824,000          26,724,000          27,892,000
        Deferred income taxes                                               930,000             936,000             751,000
        Prepaid expenses and other current assets                         1,000,000           1,239,000           1,101,000
                                                                      -------------       -------------       -------------
                  Total current assets                                   76,357,000          70,146,000          54,677,000


 Equipment and leasehold improvements, net                               26,984,000          25,010,000          19,812,000

 Other assets                                                               832,000             873,000             826,000
 Deferred income taxes, net                                                 ---                 ---                 286,000
                                                                      -------------       -------------       -------------

                  Total assets                                        $ 104,173,000       $  96,029,000       $  75,601,000
                                                                      =============       =============       =============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
        Accounts payable                                              $  16,259,000       $  14,362,000       $  17,761,000
        Income taxes payable                                                224,000             ---                 690,000
        Accrued compensation                                              1,719,000           4,675,000             931,000
        Accrued liabilities                                               9,822,000          10,075,000           8,006,000
                                                                      -------------       -------------       -------------
                  Total current liabilities                              28,024,000          29,112,000          27,388,000


 Other liabilities                                                        1,129,000           1,088,000           1,068,000
 Deferred income taxes, net                                                 701,000             687,000             ---

 Commitments and contingencies


 STOCKHOLDERS' EQUITY

       Common stock, par value $.01; authorized, 20,000,000 shares;
         issued and outstanding 10,416,150 shares                           104,000             100,000              91,000
       Additional paid-in capital                                        34,285,000          28,361,000          19,821,000
       Retained earnings                                                 39,930,000          36,681,000          27,233,000
                                                                      -------------       -------------       -------------
                  Total stockholders' equity                             74,319,000          65,142,000          47,145,000
                                                                      -------------       -------------       -------------

                  Total liabilities and stockholders' equity          $ 104,173,000       $  96,029,000       $  75,601,000
                                                                      =============       =============       =============



 The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                        CACHE, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                                         FOR THE THIRTEEN WEEKS ENDED
                                                  (Unaudited)


                                                                        March 27,           March 29,
                                                                           2004                2003
                                                                      -------------       -------------
 Net sales                                                            $  57,194,000       $  48,098,000

 Cost of sales, including occupancy and buying costs                     31,506,000          28,061,000
                                                                      -------------       -------------

 Gross profit                                                            25,688,000          20,037,000
                                                                      -------------       -------------

 Expenses
    Store operating expenses                                             16,889,000          14,604,000
    General and administrative expenses                                   3,648,000           2,850,000
                                                                      -------------       -------------
         Total expenses                                                  20,537,000          17,454,000
                                                                      -------------       -------------

 Operating income                                                         5,151,000           2,583,000


 Other income:
    Interest income                                                          95,000              74,000
                                                                      -------------       -------------

 Income before income taxes                                               5,246,000           2,657,000

 Income tax provision                                                     1,997,000           1,016,000
                                                                      -------------       -------------


 Net income                                                           $   3,249,000       $   1,641,000
                                                                      =============       =============



 Basic earnings per share                                                     $0.32               $0.18
                                                                      =============       =============

 Diluted earnings per share                                                   $0.31               $0.17
                                                                      =============       =============



 Basic weighted average shares outstanding                               10,292,000           9,120,000
                                                                      =============       =============

 Diluted weighted average shares outstanding                             10,638,000           9,597,000
                                                                      =============       =============









 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                          CACHE, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          FOR THE THIRTEEN WEEKS ENDED
                                                   (Unaudited)
                                                                        March 27,           March 29,
                                                                           2004                2003
<s>                                                                   -------------       -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:                               <c>                 <c>
 -------------------------------------

 Net income                                                           $   3,249,000       $   1,641,000
 Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                       1,483,000           1,200,000
      Income tax benefit from stock option exercises                      1,270,000             ---
      Increase (decrease) in deferred income tax assets                      20,000            (417,000)
      Accrual (reversal) of future rent escalations                          14,000             (15,000)

 Change in assets and liabilities:
 Decrease (increase) in receivables                                         749,000            (508,000)
 Increase in inventories                                                 (3,100,000)         (5,827,000)
 Decrease (increase) in prepaid expenses and other current assets           239,000             (81,000)
 Increase in accounts payable                                             1,897,000           5,773,000
 Increase in income taxes payable                                           224,000             690,000
 Decrease in accrued liabilities and accrued compensation                (4,008,000)         (3,889,000)
                                                                      -------------       -------------

 Net cash (used in) provided by operating activities                      2,037,000          (1,433,000)
                                                                      -------------       -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 -------------------------------------

 Maturities of marketable securities, net                                 5,593,000           8,702,000
 Additions to equipment and leasehold improvements                       (2,631,000)         (2,022,000)
                                                                      -------------       -------------

 Net cash provided by investing activities                                2,962,000           6,680,000
                                                                      -------------       -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 -------------------------------------

 Proceeds from the issuance of common stock                               4,658,000             212,000
 Other, net                                                                  41,000              (9,000)
                                                                      -------------       -------------

 Net cash provided by financing activities                                4,699,000             203,000
                                                                      -------------       -------------

 Net increase in cash and equivalents                                     9,698,000           5,450,000
 Cash and equivalents, at beginning of period                            16,887,000          10,287,000
                                                                      -------------       -------------
 Cash and equivalents, at end of period                               $  26,585,000       $  15,737,000
                                                                      =============       =============





 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  CACHE, INC.
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring, to present fairly the financial position of the Company at March 27, 2004 (fiscal 2004), March 29, 2003 (fiscal 2003), and December 27, 2003 (fiscal
2003), and the results of operations for the thirteen week periods ended March 27, 2004 and March 29, 2003 and consolidated cash flows for the thirteen weeks then ended.

Certain financial information, which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended December 27, 2003.

Net income includes all sources of comprehensive income. There were no adjustments for foreign currency translation, unrealized gains (losses) on investments or deferred compensation expense incurred in fiscal 2003 or fiscal 2004 results.

Certain items previously reported in specific captions in the accompanying financial statements and notes have been reclassified to conform with the current year's classification.

2.   BASIC AND DILUTED EARNINGS

Basic and diluted earnings per share has been computed based on the weighted average number of shares of common stock outstanding for the thirteen weeks ended March 27, 2004 and March 29, 2003.

The approximate number of shares used in the computations of basic and diluted earnings per share were 10,292,000 and 10,638,000, respectively, for the thirteen week period ended March 27, 2004 and 9,120,000 and 9,597,000, respectively, for the thirteen week period ended March 29, 2003.

The Company accounts for options granted under the 2000 Stock Option Plan and 1994 Stock Option Plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" under which no compensation cost has been recognized for stock option awards granted at fair market value. Had compensation expense for the Plan been determined based on the fair value at the grant dates for awards under the Plan, consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock -Based Compensation - Transition and Disclosure", the Company's net earnings, basic EPS and diluted EPS would have been reduced to the pro forma amounts listed below:
                                               13 Weeks Ended
                                      -------------------------------
                                        March 27,          March 29,
                                           2004              2003
                                      ------------       ------------

Net income   - as reported            $  3,249,000       $  1,641,000
             - pro- forma             $  3,160,000       $  1,474,000

Basic EPS    - as reported            $       0.32       $       0.18
             - pro- forma             $       0.31       $       0.16

Diluted EPS  - as reported            $       0.31       $       0.17
             - pro- forma             $       0.30       $       0.15

3. RECENTLY ISSUED EXPOSURE DRAFT

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, "Share- Based Payment." This proposed Statement, addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead, that such transactions, be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal year beginning after December 15, 2004. The Company is currently assessing the impact on the Company's financial statements of the adoption of this proposed Statement, if issued in final form by the FASB.


4.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                      March 27,     December 27,    March 29,
                                        2004           2003           2003
                                     -----------    -----------    -----------

Leasehold improvements               $26,107,000    $24,020,000    $22,481,000
Furniture, fixtures and equipment     37,917,000     36,644,000     31,143,000
                                     -----------    -----------    -----------
                                      64,024,000     60,664,000     53,624,000

Less: accumulated depreciation
   and amortization                   37,040,000     35,654,000     33,812,000
                                     -----------    -----------    -----------

                                     $26,984,000    $25,010,000    $19,812,000
                                     ===========    ===========    ===========



5.  ACCRUED LIABILITIES

                                      March 27,     December 27,    March 29,
                                        2004           2003           2003
                                     -----------    -----------    -----------
Operating Expenses                   $ 2,647,000    $ 2,631,000    $ 1,925,000
Taxes, other than income taxes         1,668,000      2,426,000      1,436,000
Group insurance                          457,000        696,000        744,000
Sales return reserve                     812,000        812,000        712,000
Leasehold additions                    1,205,000        379,000        736,000
Other customer deposits                3,033,000      3,131,000      2,453,000
                                     -----------    -----------    -----------
                                     $ 9,822,000    $10,075,000    $ 8,006,000
                                     ===========    ===========    ===========


6.   BANK DEBT

During November 2002, the Company reached an agreement with its bank to extend the maturity of the Amended Revolving Credit Facility until November 30, 2005. Pursuant to the Amended Revolving Credit Facility, $15,000,000 is available until expiration at November 30, 2005. The amounts outstanding thereunder bear interest at a maximum per annum rate equal to the bank's prime rate. The agreement contains selected financial and other covenants. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. The Company has, at all times, been in compliance with all loan covenants.
                                     7

There have been no borrowings against the line of credit during fiscal 2004 and fiscal 2003. There were outstanding letters of credit of $1,290,000, $2,116,000 and $527,000, pursuant to the Revolving Credit Facility, at March 27, 2004, December 27, 2003 and March 29, 2003, respectively.


7.   INCOME TAXES

The estimated annual effective tax rate for fiscal 2004 and fiscal 2003 were 38.1% and 38.2%, respectively, including state and local income taxes.


8.   CONTINGENCIES

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


RESULTS OF OPERATIONS
---------------------

The following table sets forth our results of operations for the thirteen week periods ended March 27, 2004 and March 29, 2003, expressed as a percentage of net sales.

                                                      Thirteen Weeks Ended
                                                      --------------------
                                                      March 27,  March 29,
                                                        2004       2003
                                                      ---------  ---------
        Sales                                           100.0%     100.0%
        Cost of sales                                    55.1%      58.3%
        Gross profit                                     44.9%      41.7%
        Store operating expenses                         29.5%      30.4%
        General and administrative expenses               6.4%       5.9%
        Operating income                                  9.0%       5.4%
        Other income                                      0.2%       0.2%
        Income before income taxes                        9.2%       5.5%
        Income tax provision                              3.5%       2.1%
        Net income                                        5.7%       3.4%

Net sales
---------

Net sales increased to $57.2 million from $48.1 million, an increase of $9.1 million or 18.9%, over the prior fiscal quarter. Comparable store sales (sales for stores open at least one year or more) increased $6.0 million or 13%, during the quarter. Net sales from new stores and non-comparable stores were $3.1 million during the current quarter.

Gross profit
------------

Gross profit increased to $25.7 million from $20.0 million, an increase of $5.7 million or 28.2%, over the prior fiscal quarter. This increase was the combined result of higher net sales and increased gross profit margins. As a percentage of net sales, gross profit increased to 44.9% from 41.7%. This increase as a percentage of net sales was primarily due to higher initial margins, as well as a reduction in buying and occupancy costs as a percentage of net sales due to the same store sales increase of 13%.

Store operating expenses
------------------------

Store operating expenses increased to $16.9 million from $14.6 million, an increase of $2.3 million or 15.6%, over the prior fiscal quarter. This increase is primarily attributable to the increase in the number of stores open. As a percentage of net sales, store operating expenses decreased to 29.5% from 30.4% for the thirteen week period. The decrease in store operating expenses as a percentage of net sales was principally due to the leverage achieved by Cache's current period same store sales increase of 13%.

General and administrative expenses
-----------------------------------

General and administrative expenses increased to $3.6 million from $2.9 million, an increase of $798,000 or 28.0%, over the prior fiscal quarter. As a percentage of net sales, general and administrative expenses increased to 6.4% from 5.9%, primarily due to higher corporate-level payroll and employee-related costs.

Income taxes
------------

Income taxes increased to $2.0 million from $1.0 million, for the prior fiscal quarter. The increase was primarily attributable to higher taxable income in fiscal 2004. The estimated effective tax rate for fiscal 2004 and fiscal 2003 were 38.1% and 38.2% respectively, including state and local income taxes.

Interest Income
---------------

Interest income increased to $95,000 from $74,000, an increase of $21,000 over the same 13 week period last year, primarily due to higher average cash balances, partially offset by lower interest rates.

Net income
----------

As a result of the factors discussed above, net income increased to $3.2 million from $1.6 million for the prior fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our cash requirements are primarily for the construction of new stores and inventory for new stores, as well as the remodeling of existing stores. We have historically satisfied our cash requirements principally through cash flow from operations. As of March 27, 2004, we had working capital of $48.3 million, which included cash and marketable securities totaling $40.7 million.

During the thirteen weeks ended March 27, 2004, we increased our cash and cash equivalents by $9.7 million, primarily due to matured investments of $5.6 million, proceeds from common stock issuance of $4.7 million, net income of $3.2 million and depreciation of $1.5 million, offset by changes in assets and liabilities of approximately $2.8 million, and expenditures for our new store expansion and remodeling program totaled $2.6 million.

We plan to open approximately 45 new stores during fiscal 2004. Three new stores were opened in March 2004 and two new stores opened in April. We anticipate opening the remaining new stores during the balance of 2004. We renovated five existing stores in the first quarter. After deducting construction allowances paid to the Company by its landlords, we spent $2.6 million through March 27, 2004 and expect to spend an additional $12 million to $13 million in 2004, for both new store and existing store construction and remodeling.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

The Company is exposed to the following types of market risk-fluctuations in the purchase price of merchandise, as well as other goods and services: the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to the Company's inventory turn rate and its historical ability to pass through the impact of any generalized changes in its cost of goods sold to its customers through pricing adjustments, commodity and other product risks are not expected to be material. The Company purchases substantially all its merchandise in U.S. dollars.

The Company's exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of March 27, 2004, the Company's cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate, U.S. treasury instruments and tax exempt municipal bonds rated AA or better, which bear interest at a fixed rate. Due to the average maturity and the conservative nature of the Company's investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. As of the end of the period covered by this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no changes in the internal controls over financial reporting during the period ended March 27, 2004 that have been materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.





                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

   11.1    Calculation of Basic and Diluted Earnings per Common Share.
   31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002.
   31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002.
   32.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002.


(b)  Reports on Form 8-K

     1. Form 8-K, filed March 8, 2004 - reporting pursuant to Item 5 of such Form, the operating results for the fifty-two and thirteen week periods ended December 27, 2003.

     2. Form 8-K filed April 29, 2004 - reporting pursuant to Item 5 of such form, the operating results for the thirteen week period ended March 27, 2004.



                                      EXHIBIT 11.1
              CALCULATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE

                           (In thousands except per share data)


                                                              THIRTEEN WEEKS ENDED
                                                         -----------------------------
                                                           March 27,        March 29,
<s>                                                          2004             2003
 EARNINGS PER SHARE                                      ------------      -----------
 Net Income Applicable to Common Stockholders            $  3,249,000      $ 1,641,000
                                                         ============      ===========


 BASIC  EARNINGS PER SHARE

 Weighted Average Number of Common
 Shares Outstanding                                        10,292,000        9,120,000
                                                         ============      ===========

 Basic Earnings Per Share                                       $0.32            $0.18
                                                         ============      ===========



 DILUTED EARNINGS PER SHARE

 Weighted Average Number of
    Common Shares Outstanding                              10,292,000        9,120,000

 Assuming Conversion of
    Outstanding Stock Options                               1,183,000        1,111,000

 Less Assumed Repurchase
    of Common Stock Pursuant
    to the Treasury Stock Method                             (837,000)        (634,000)
                                                         ------------      -----------


 Weighted Average Number of
    Common Shares Outstanding                              10,638,000        9,597,000
                                                         ============      ===========



 Diluted Earnings Per Share                                     $0.31            $0.17
                                                         ============      ===========





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

          b) evaluated the effectiveness of Cache's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          c) disclosed in this report any changes in Cache's internal control over financial reporting that occurred during Cache's first quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

     5. Cache's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Cache's auditors and the audit committee of Cache's Board of Directors;

          a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect Cache's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in Cache's internal controls over financial reporting.

                May 11, 2004              By: /s/  Brian Woolf
                                              ----------------------------
                                                   Brian Woolf
                                                   Chairman and Chief
                                                   Executive Officer
                                                  (Principal Executive
                                                   Officer)

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

          b) evaluated the effectiveness of Cache's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          c) disclosed in this report any changes in Cache's internal control over financial reporting that occurred during Cache's first quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

     5. Cache's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Cache's auditors and the audit committee of Cache's Board of Directors;

          a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect Cache's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in Cache's internal controls over financial reporting.


                May 11, 2004              By: /s/  Thomas E. Reinckens
                                              -----------------------------
                                                   Thomas E. Reinckens
                                                   President  and Chief
                                                   Operating Officer
                                                  (Principal Financial and
                                                   Accounting Officer)

                                 EXHIBIT 32.1
                          CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to and solely for the purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in the capacity and on the date indicated below that:

     1. The Quarterly Report of Cache, Inc. on Form 10-Q for the period ending March 27, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of
        Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Cache, Inc.




                May 11, 2004              BY: /s/  Brian Woolf
                                              -------------------------
                                                   Brian Woolf
                                                   Chairman and Chief
                                                   Executive Officer
                                                  (Principal Executive
                                                   Officer)





                May 11, 2004              BY: /s/  Thomas E. Reinckens
                                              -------------------------
                                                   Thomas E. Reinckens
                                                   President and Chief
                                                   Operating Officer
                                                  (Principal Financial
                                                   and Accounting
                                                   Officer)