Form 10-Q
period 2004-06-26
CACHE INC
filed 2004-08-10
CIK 350199

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                   FORM 10-Q
                                  (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 26, 2004
                                      OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from__________to___________.
                         Commission File Number: 0-10345

                                    CACHE, INC.

                (Exact name of registrant as specified in its Charter)

              Florida                                  59-1588181
  ------------------------------              ------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

                1440 Broadway, New York, New York        10018
                ---------------------------------        -----
            (Address of principal executive offices)   (zip code)

                                 212-575-3200
               ----------------------------------------------------
               (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
 (Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  [X]           NO [ ]

As of June 26, 2004, the aggregate market value of the voting stock held by non-affiliated of the registrant (based on the closing price in NASDAQ National Market) was approximately $182 million.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act 12b-2).

                             YES [ ]          NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01                                     15,634,000
  --------------------------                        ----------------------------
  Class of Stock Outstanding                        Outstanding at July 31, 2004

                         CACHE, INC. AND SUBSIDIARIES


                                     INDEX



                                                                           PAGE

CONSOLIDATED FINANCIAL STATEMENTS
     BALANCE SHEETS,
JUNE 26, 2004, DECEMBER 27, 2003 AND JUNE 28, 2003                          3

STATEMENTS OF INCOME TWENTY-SIX WEEKS ENDED
      JUNE 26, 2004 AND JUNE 28, 2003                                       4

STATEMENTS OF INCOME THIRTEEN WEEKS ENDED
      JUNE 26, 2004 AND JUNE 28, 2003                                       5

STATEMENTS OF CASH FLOWS TWENTY-SIX WEEKS ENDED
      JUNE 26, 2004 AND JUNE 28, 2003                                       6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      7-9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                     10-12

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK                                                                12

CONTROLS AND PROCEDURES                                                    13

OTHER INFORMATION:
      EXHIBIT INDEX AND REPORTS ON FORM 8-K                             13-15

CERTIFICATIONS                                                          16-18

                                                   CACHE, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                          (Unaudited)

                                                                   June 26,         December 27,          June 28,
ASSETS                                                              2004               2003                 2003
<s>                                                             -------------     --------------     --------------

Current assets:                                              <c>                <c>                <c>
        Cash and equivalents                                  $    21,446,000    $    16,887,000    $    16,015,000
        Marketable securities                                      19,187,000         19,746,000          4,878,000
        Receivables, net                                            4,895,000          4,614,000          2,675,000
        Notes receivable from related parties                           ---               ---               321,000
        Inventories                                                27,491,000         26,724,000         24,724,000
        Deferred income taxes                                         750,000            936,000            791,000
        Prepaid expenses and other current assets                     776,000          1,239,000            721,000
                                                               --------------      -------------     --------------
        Total current assets                                       74,545,000         70,146,000         50,125,000


Equipment and leasehold improvements, net                          29,310,000         25,010,000         20,922,000

Other assets                                                          832,000            873,000            827,000
Deferred income taxes, net                                             ---                ---               249,000
                                                               --------------      -------------     --------------

        Total assets                                          $   104,687,000    $    96,029,000    $    72,123,000
                                                              ===============    ===============    ===============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                      $    11,588,000    $    14,362,000    $    10,038,000
        Income taxes payable                                          199,000             ---               442,000
        Accrued compensation                                        2,865,000          4,675,000          2,180,000
        Accrued liabilities                                         9,073,000         10,075,000          7,685,000
                                                               --------------     --------------      -------------
        Total current liabilities                                  23,725,000         29,112,000         20,345,000


Other liabilities                                                   1,163,000          1,088,000          1,074,000
Deferred income taxes, net                                            973,000            687,000              ---

Commitments and contingencies


STOCKHOLDERS' EQUITY

       Common stock, par value $.01; authorized, 20,000,000 shares;
         issued and outstanding 15,634,100 shares                     156,000            100,000             91,000
       Additional paid-in capital                                  34,379,000         28,361,000         19,839,000
       Retained earnings                                           44,291,000         36,681,000         30,774,000
                                                              ---------------    ---------------    ---------------
        Total stockholders' equity                                 78,826,000         65,142,000         50,704,000
                                                              ---------------    ---------------    ---------------
        Total liabilities and stockholders' equity            $   104,687,000    $    96,029,000    $    72,123,000
                                                              ===============     ==============    ===============






The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                              CACHE, INC. AND SUBSIDIARIES
                                             CONSOLIDATED INCOME STATEMENTS
                                             FOR THE TWENTY-SIX WEEKS ENDED
                                                       (Unaudited)

                                                                    June 26,           June 28,
                                                                     2004               2003
                                                              ---------------    ---------------
Net sales                                                     $   119,281,000    $   104,291,000

Cost of sales, including occupancy and buying costs                64,444,000         59,341,000
                                                              ---------------    ---------------

Gross profit                                                       54,837,000         44,950,000
                                                              ---------------    ---------------
Expenses
    Store operating expenses                                       35,337,000         30,500,000
    General and administrative expenses                             7,247,000          6,202,000
                                                              ---------------    ---------------
         Total expenses                                            42,584,000         36,702,000
                                                              ---------------    ---------------

Operating income                                                   12,253,000          8,248,000

Other income:
   Interest income                                                    202,000            130,000
   Other income, net                                                   20,000             14,000
                                                              ---------------     --------------

Income before income taxes                                         12,475,000          8,392,000

Income tax provision                                                4,865,000          3,210,000
                                                              ---------------     --------------


Net income                                                    $     7,610,000    $     5,182,000
                                                              ===============    ===============



Basic earnings per share                                                $0.49              $0.38
                                                              ===============    ===============

Diluted earnings per share                                              $0.48              $0.36
                                                              ===============    ===============



Basic weighted average shares outstanding                          15,536,000         13,688,000
                                                              ===============    ===============

Diluted weighted average shares outstanding                        15,986,000         14,442,000
                                                              ===============    ===============











The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                      CACHE, INC. AND SUBSIDIARIES
                                     CONSOLIDATED INCOME STATEMENTS
                                      FOR THE THIRTEEN WEEKS ENDED
                                               (Unaudited)

                                                                  June 26,           June 28,
                                                                    2004               2003
                                                              ---------------    ---------------
Net sales                                                     $    62,087,000    $    56,193,000

Cost of sales, including occupancy and buying costs                32,938,000         31,280,000
                                                              ---------------    ---------------

Gross profit                                                       29,149,000         24,913,000
                                                              ---------------    ---------------

Expenses
    Store operating expenses                                       18,448,000         15,896,000
    General and administrative expenses                             3,599,000          3,352,000
                                                              ---------------    ---------------
         Total expenses                                            22,047,000         19,248,000
                                                              ---------------    ---------------

Operating income                                                    7,102,000          5,665,000

Other income:
   Interest income                                                    107,000             56,000
   Other income, net                                                   20,000             14,000
                                                              ---------------    ---------------

Income before income taxes                                          7,229,000          5,735,000

Income tax provision                                                2,868,000          2,194,000
                                                              ---------------    ---------------


Net income                                                    $     4,361,000    $     3,541,000
                                                              ===============    ===============


Basic earnings per share                                                $0.28              $0.26
                                                              ===============    ===============

Diluted earnings per share                                              $0.27              $0.25
                                                              ===============    ===============



Basic weighted average shares outstanding                          15,634,000         13,697,000
                                                              ===============    ===============

Diluted weighted average shares outstanding                        16,100,000         14,451,000
                                                              ===============    ===============











The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                             CACHE, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE TWENTY-SIX WEEKS ENDED
                                                       (Unaudited)

                                                                  June 26,           June 28,
                                                                    2004               2003
                                                                 -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------------------
Net income                                                    $     7,610,000    $     5,182,000
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                 3,096,000          2,535,000
      Income tax benefit from stock option exercises                1,345,000              ---
      Increase (decrease) in deferred income taxes                    472,000           (420,000)
      Accrual (reversal) of future rent escalations                    37,000            (20,000)

Change in assets and liabilities:
Decrease (increase) in receivables                                   (281,000)             2,000
Increase in inventories                                              (767,000)        (2,659,000)
Decrease in prepaid expenses and other current assets                 463,000            299,000
Decrease in accounts payable                                       (2,774,000)        (1,950,000)
Increase in income taxes payable                                      199,000            442,000
Decrease in accrued liabilities and compensation                   (3,524,000)        (2,446,000)
                                                              ----------------   ----------------
   Total changes in assets and liabilities

Net cash provided by operating activities                           5,876,000            965,000
                                                              ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
---------------------------------------
Maturities of marketable securities, net                              559,000          9,514,000
Additions to equipment and leasehold improvements                  (6,646,000)        (4,971,000)
                                                              ----------------   ----------------

Net cash provided by (used in) investing activities                (6,087,000)         4,543,000
                                                              ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------
   Proceeds from issuance of common stock                           4,729,000            230,000
   Other, net                                                          41,000            (10,000)
                                                              ----------------   ----------------

Net cash provided by financing activities                           4,770,000            220,000
                                                              ----------------   ----------------

Net increase in cash and equivalents                                4,559,000          5,728,000
Cash and equivalents, at beginning of period                       16,887,000         10,287,000
                                                              ----------------   ----------------
Cash and equivalents, at end of period                        $    21,446,000    $    16,015,000
                                                              ================   ================









The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                    CACHE, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring, to present fairly the financial position of the Company at June 26, 2004 (fiscal 2004), June 28, 2003 (fiscal 2003), and December 27, 2003 (fiscal
2003), and the results of operations for the twenty-six and thirteen week periods ended June 26, 2004 and June 28, 2003 and consolidated cash flows for the twenty-six weeks then ended.

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

2.  BASIC AND DILUTED EARNINGS

Basic earnings per share (EPS) is computed as net earnings divided by the weighted average number of shares of common stock outstanding for the twenty-six and thirteen week periods ended June 26, 2004 and June 28, 2003. Diluted EPS reflects the potential dilution that could occur from common shares issued through the exercise of outstanding dilutive stock options.

On June 18, 2004, the Company completed a three-for-two stock split for holders of record on May 21, 2004. All share amounts have been restated to reflect the stock split.

The approximate number of shares used in the computations of diluted earnings per share were 15,986,000 and 14,442,000, respectively, for the 26 week comparable period and 16,100,000 and 14,451,000 respectively, for the 13 week comparable period ended June 26, 2004 and June 28, 2003.

The approximate number of shares used in the computations of basic earnings per share were 15,536,000 and 13,688,000, respectively, for the 26 week comparable period, and 15,634,000 and 13,697,000, respectively, for the 13 week comparable period ended June 26, 2004 and June 28, 2003.

The Company accounts for options granted under the 1994, 2000 and 2003 Stock Option Plans in accordance with the intrinsic value method allowed under SFAS No. 123, "Accounting for Stock-Based Compensation", under which no compensation cost has been recognized for stock option awards granted at fair market value. Had compensation expense for the Plans been determined based on the fair value at the grant dates for awards under the Plans, the Company's net earnings, basic EPS and diluted EPS would have been reduced to the pro forma amounts listed below:


                                               26 Weeks Ended                                         13 Weeks Ended
                                           ------------------------                              ------------------------
                                      June 26,                 June 28,                     June 26,                   June 28,
                                        2004                    2003                          2004                       2003
                                       ------                  ------                        ------                     ------
Net Income - as reported            $7,610,000               $5,182,000                   $4,361,000                  $3,541,000
           - pro-forma              $7,397,000               $4,683,000                   $4,255,000                  $3,292,000

Basic EPS - as reported             $     0.49               $     0.38                   $     0.28                  $     0.26
          - pro-forma               $     0.48               $     0.34                   $     0.27                  $     0.24

Diluted EPS - as reported           $     0.48               $     0.36                   $     0.27                  $     0.25
            - pro-forma             $     0.46               $     0.32                   $     0.26                  $     0.23



3.  RECENTLY ISSUED EXPOSURE DRAFT


On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, "Share-Based Payment." This proposed Statement, addresses the accounting for share-based awards to employees, including employee-stock purchase-plans (ESPPs). The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees. The proposed Statement would eliminate the ability to account for share based compensation transactions using the inherent method and generally would require instead, that such transactions, be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal year beginning after December 15, 2004. The Company is currently assessing the impact on the Company's financial statements of the adoption of this proposed Statement, if issued in final form by the FASB.


4.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                        June 26,     December 27,     June 28,
                                          2004          2003            2003
                                         ------        ------          ------
Lease improvements                    $27,201,000    $24,020,000     $23,810,000
Furniture, fixtures and equipme        40,404,000     36,644,000      32,077,000
                                     ------------   ------------    ------------
                                       67,605,000     60,664,000      55,887,000
Less: accumulated depreciation
and amortization                       38,295,000     35,654,000      34,965,000
                                     ------------   ------------    ------------
                                      $29,310,000    $25,010,000     $20,922,000
                                     ------------   ------------    ------------


5.  ACCRUED LIABILITIES

                                       June 26,      December 27,       June 28,
                                         2004            2003             2003
                                        ------          ------           -------
Operating expenses                    $2,357,000      $2,631,000      $2,448,000
Taxes, other than income taxes         1,652,000       2,426,000       1,270,000
Group insurance                          513,000         696,000         748,000
Sales return reserve                     435,000         812,000         542,000
Leasehold additions                    1,129,000         379,000         232,000
Other customer deposits                2,987,000       3,131,000       2,445,000
                                     -----------     -----------     -----------
                                      $9,073,000     $10,075,000      $7,685,000
                                     -----------     -----------    ------------

6.  BANK DEBT

During May 2004, the Company reached an agreement with its bank to increase the amount available under the Amended Revolving Credit Facility to $17,500,000. Pursuant to the newly Amended Revolving Credit Facility, $17,500,000 is available until expiration at November 30, 2005. The amounts outstanding thereunder bear interest at a maximum per annum rate equal to the bank's prime rate. The agreement contains selected financial and other covenants. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. The Company has, at all times, been in compliance with all loan covenants.

There have been no borrowings against the line of credit during fiscal 2004 and fiscal 2003. There were outstanding letters of credit of $739,000, $2,116,000 and $612,000, pursuant to the Revolving Credit Facility, at June 26, 2004, December 27, 2003 and June 28, 2003, respectively.


7.  INCOME TAXES

The estimated annual effective tax rate for fiscal 2004 and fiscal 2003 were 39.0% and 38.2%, respectively, including state and local income taxes.


8.  CONTINGENCIES

The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
--------------


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


RESULTS OF OPERATIONS
------------------------

The following table sets forth our results of operations for the 13 and 26 week periods ended June 26, 2004 and June 28, 2003, expressed as a percentage of net sales.

                                         26 Weeks Ended        13 Weeks Ended
                                        ----------------      -----------------
                                     June 26,   June 28,    June 26,    June 28,
                                       2004       2003        2004        2003
                                      ------     ------      ------      -------

Sales                                100.0%      100.0%      100.0%      100.0%
Cost of sales                         54.0%       56.9%       53.1%       55.7%
Gross profit                          46.0%       43.1%       46.9%       44.3%
Store operating expenses              29.6%       29.2%       29.7%       28.3%
General and administrative expenses    6.1%        5.9%        5.8%        6.0%
Operating income                      10.3%        7.9%       11.4%       10.1%
Other income                           0.2%        0.1%        0.2%        0.1%
Income before taxes                   10.5%        8.0%       11.6%       10.2%
Income tax provision                   4.1%        3.1%        4.6%        3.9%
Net income                             6.4%        5.0%        7.0%        6.3%



Net sales
-----------

Net sales increased to $119.3 million from $104.3 million, an increase of $15.0 million, or 14.4%, over the same 26 week period last year. This reflects $7.4 million of additional net sales as a result of a 7% increase in comparable store sales. Net sales increased $7.6 million as a result of additional net sales from non-comparable stores.

Net sales increased to $62.1 million from $56.2 million, an increase of $5.9 million, or 10.5%, over the same 13 week period last year. This reflects $1.4 million of additional net sales as a result of a 3% increase in comparable store sales. Net sales increased $4.5 million as a result of additional net sales from non-comparable stores.

Gross profit
--------------

Gross profit increased to $54.8 million from $45.0 million, an increase of $9.8 million or 22.0%, over the same 26 week period last year. This increase was the combined result of higher net sales and increased gross profit margins. As a percentage of net sales, gross profit increased to 46.0% from 43.1%. This increase in percentage of net sales was primarily due to higher initial markups on inventory purchases. We expect the improvement created by higher initial markups to continue to benefit results in the remainder of fiscal 2004.

Gross profit increased to $29.1 million from $24.9 million, an increase of $4.2 million, or 17.0%, over the same 13 week period last year. This increase was the combined result of higher net sales and increased gross margins. As a percentage of net sales, gross profit increased to 46.9% from 44.3%. The improvement in gross profit for the 13 week period reflects the same positive conditions as stated above for the 26 week period.

Store operating expenses
--------------------------

Store operating expenses increased to $35.3 million from $30.5 million, an increase of $4.8 million or 15.9%, over the same 26 week period last year. This increase was primarily attributable to the increase in the number of stores opened during the past 12 months. As a percentage of net sales, store operating expenses increased to 29.6% from 29.2%, primarily due to a higher percentage of payroll expense and depreciation incurred by the new stores opened in the last year.

Store operating expenses increased to $18.4 million from $15.9 million, an increase of $2.5 million, or 16.1%, over the same period last year. This increase was primarily attributable to the increase in the number of stores opened during the past 12 months. As a percentage of net sales, store operating expenses increased from 28.3% to 29.7%, primarily due to a higher percentage of payroll expense and depreciation incurred by the new stores opened in the last year.

General and administrative expenses
-------------------------------------

General and administrative expenses increased to $7.2 million from $6.2 million, an increase of $1.0 million or 16.8%, above the same 26 week period last year. As a percentage of net sales, general and administrative expenses increased to 6.1% from 5.9%, primarily due to higher corporate-level payroll and employee-related costs.

General and administrative expenses increased to $3.6 million from $3.4 million, an increase of $247,000 or 7.4%, above the same 13 week period last year. As a percentage of net sales, general and administrative expenses decreased to 5.8% from 6.0%, for the 13 week period.

Interest income
-----------------

Interest income increased to $202,000 from $130,000 in the same 26 week period last year, primarily attributable to higher average cash balances and higher interest rates in 2004.

Interest income increased to $107,000 from $56,000 in the same 13 week period last year.

Income taxes
--------------

Income taxes increased to $4.9 million from $3.2 million, an increase of $1.7 million over the same 26 week period last year. The increase was primarily attributable to higher taxable income in fiscal 2004. Our effective tax rate for fiscal 2004 and 2003 were 39.0% and 38.3% respectively, including state and local income taxes.

Income taxes increased to $2.9 million from $2.2 million, an increase of $674,000 over the same 13 week period last year.

Net income
------------

As a result of the factors discussed above, net income increased to $7.6 million from $5.2 million, an increase of $2.4 million over the same 26 week period last year. Net income increased to $4.4 million from $3.5 million, an increase of $820,000 over the same 13 week period last year.

LIQUIDITY AND CAPITAL RESOURCES
---------------------------------

Our cash requirements are primarily for the construction of new stores and inventory for these stores, as well as the remodeling of existing stores. We have historically satisfied our cash requirements principally through cash flow from operations. As of June 26, 2004, we had working capital of $50.8 million, which included cash and marketable securities totaling $40.6 million.

During the twenty-six weeks ended June 26, 2004, net cash provided by operations was $5.9 million, generated by net income, depreciation of $3.1 million, an income tax benefit from stock option exercises of $1.3 million, a decrease in prepaid expenses of $463,000, an increase in deferred income taxes payable of $472,000 offset in part by a decrease in accounts payable of $2.8 million, an increase in inventories of $767,000 and a decrease in accrued expenses of $3.5 million.

Cash used in investing activities was $6.1 million for the 26 week period ended June 26, 2004. Matured investments generated $559,000 of cash flows. Funds used for equipment and leasehold improvements in new and remodeled stores totaled $6.6 million. Our capital requirements depend primarily on the number of new stores we open, the number of stores we remodel and the timing of these expenditures. Projected capital expenditures for fiscal 2004 to fund new store openings and remodeling are approximately $15-16 million.

We plan to open approximately 45 new stores during fiscal 2004. We opened 3 new stores in the first quarter in March 2004, and we opened 15 new stores in the second quarter. We anticipate opening the remaining new stores during the fall of 2004. After deducting construction allowances paid to the Company by its landlords, we spent $6.6 million through June 26, 2004 and expect to spend an additional eight to nine million dollars in 2004, for both new store and existing store construction and remodeling.

We believe that cash flows from operations, our current available cash and funds available under our $17.5 million revolving credit facility, will be sufficient to meet our working capital needs and contemplated new store expansion for at least the next 12 months. If our cash flow from operations should decline significantly or if we should accelerate our store expansion or remodeling program, it may be necessary for us to seek additional sources of capital.

Seasonality
-------------

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the following types of market risk-fluctuations in the purchase price of merchandise, as well as other goods and services; the value of foreign currencies in relation to the U.S. dollar, and changes in interest rates. Due to the Company's inventory turn rate and its historical ability to pass through the impact of any generalized changes in its cost of goods sold to its customers through pricing adjustments, commodity and other product risks are not expected to be material. The Company purchases substantially all its merchandise in U.S. dollars.

The Company's exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of June 26, 2004, the Company's cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate, U.S. treasury instruments and tax exempt municipal bonds rated AA or better, which bear interest at a fixed rate. Due to the average maturity and the conservative nature of the Company's investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.



ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. As of the end of the period covered by this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no changes in the internal controls over financial reporting during the period ended June 26, 2004 that have been materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.



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


(b) Reports on Form 8-K

     1. Form 8-K, filed July 22, 2004 - reporting pursuant to Item 5 of such Form, the operating results for the twenty-six and thirteen week periods ended June 26, 2004.

                                 Signatures
                                ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                CACHE, INC.
                               (Registrant)




                      August 10, 2004                BY:/s/ Brian Woolf
                                                        -----------------------
                                                            Brian Woolf
                                                            Chairman and Chief
                                                            Executive Officer
                                                            (Principal Executive
                                                            Officer)





                      August 10, 2004                BY:/s/ Thomas Reinckens
                                                        -----------------------
                                                            Thomas E. Reinckens
                                                            President and Chief
                                                            Operating Officer
                                                            (Principal Financial
                                                            and Accounting
                                                            Officer)



                                                     EXHIBIT 11.1
                             CALCULATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE

                                         (In thousands except per share data)


                                        TWENTY-SIX WEEKS ENDED           THIRTEEN WEEKS ENDED
                                       ------------------------        -------------------------
                                     June 26,       June 28,             June 26,      June 28,
                                       2004           2003                 2004          2003
                                     --------       ---------            --------      --------

EARNINGS PER SHARE
--------------------

Net Income Applicable to Common
  Stockholders                      $  7,610,000   $  5,182,000       $  4,361,000   $  3,541,000
                                    ============   ============       ============   ============

BASIC EARNINGS PER SHARE
--------------------------

Weighted Average Number of Common
  Shares Outstanding                  15,536,000     13,688,000          15,634,000    13,697,000
                                    ============   ============       =============   ===========

Basic Earnings Per Share                   $0.49          $0.38               $0.28         $0.26
                                    ============   ============       =============   ===========



DILUTED EARNINGS PER SHARE
----------------------------

Weighted Average Number of
  Common Shares Outstanding           15,536,000     13,688,000          15,634,000     13,697,000

Assuming Conversion of
  Outstanding Stock Options            1,765,000      1,660,000           1,765,000      1,660,000

Less: Assumed Repurchase
  Of Common Stock Pursuant
  To the Treasury Stock Method        (1,315,000)      (906,000)         (1,299,000)      (906,000)
                                    -------------   ------------       -------------   ------------

Weighted Average Number of
  Common Shares Outstanding           15,986,000     14,442,000          16,100,000     14,451,000
                                    =============   ============       =============   ============

Diluted Earnings Per Share                 $0.48          $0.36               $0.27          $0.25
                                    =============   ============       =============   ============


                                   EXHIBIT 31.1
                                  CERTIFICATION
                                -----------------

I, Brian Woolf, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Cache, Inc. (Cache);

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

        4. Cache's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

           a) designed such disclosure controls and procedures, or caused such disclosure controls and to be designed under our supervision, to ensure that material information relating to Cache, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period which this quarterly report is being prepared;

           b) evaluated the effectiveness of Cache's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

           c) disclosed in this report any changes in Cache's internal control over financial reporting that occurred during Cache's second quarter that has materially affected, or is reasonably likely to materially affect, Cache's internal control over financial reporting;

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


                      August 10, 2004              By: /s/ Brian Woolf
                                                      -----------------------
                                                           Brian Woolf
                                                           Chairman and Chief
                                                           Executive Officer
                                                           (Principal Executive
                                                           Officer)

                                  EXHIBIT 31.2
                                  CERTIFICATION
                                -----------------

I, Thomas E. Reinckens, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Cache, Inc. (Cache);

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

        4. Cache's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

           a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Cache, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period which this quarterly report is being prepared;

           b) evaluated the effectiveness of Cache's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

           c) disclosed in this report any changes in Cache's internal control over financial reporting that occurred during Cache's second quarter that has materially affected, or is reasonably likely to materially affect, Cache's internal control over financial reporting;

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


                      August 10, 2004           By:/s/ Thomas E. Reinckens
                                                   ----------------------
                                                       Thomas E. Reinckens
                                                       President and Chief
                                                       Operating Officer
                                                      (Principal Financial and
                                                       Accounting Officer)

                                  EXHIBIT 32.1
                           CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to and solely for the purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in the capacity and on the date indicated below that:

        1. The Quarterly Report of Cache, Inc. on Form 10-Q for the period ending June 26, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Cache, Inc.




                      August 10, 2004              BY:/s/ Brian Woolf
                                                      ----------------------
                                                          Brian Woolf
                                                          Chairman and Chief
                                                          Executive Officer
                                                          (Principal Executive
                                                          Officer)





                      August 10, 2004              BY:/s/Thomas E. Reinckens
                                                      ----------------------
                                                         Thomas E. Reinckens
                                                         President and Chief
                                                         Operating Officer
                                                         (Principal Financial
                                                          and Accounting
                                                          Officer)