Form 10-Q
period 2004-09-25
CACHE INC
filed 2004-11-08
CIK 350199

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-Q
                                 (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 25, 2004
                                      OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from................to......................
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

                                  212-575-3200
                                  ------------
              (Registrant's telephone number, including area code)

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

                          YES [ ]          NO [X]

                  APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.01 par value                              15,641,000
 ----------------------------                  --------------------------------
  Class of Stock Outstanding                   Outstanding at November 8, 2004

                           CACHE, INC. AND SUBSIDIARIES

                                      INDEX



                                                                    PAGE

CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS,
  SEPTEMBER 25, 2004, DECEMBER 27, 2003
    AND SEPTEMBER 27, 2003                                          3

STATEMENTS OF OPERATIONS
  THIRTY-NINE WEEKS ENDED  SEPTEMBER 25, 2004
    AND SEPTEMBER 27, 2003                                          4

STATEMENTS OF OPERATIONS
  THIRTEEN WEEKS ENDED SEPTEMBER 25, 2004
    AND SEPTEMBER 27, 2003                                          5

STATEMENTS OF CASH FLOWS
  THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2004
    AND SEPTEMBER 27, 2003                                          6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                7-9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS                               10-12

QUANTITATIVE AND QUALITATIVE DISCLOSURES
  ABOUT MARKET RISK                                                 12

CONTROLS AND PROCEDURES                                             13

OTHER INFORMATION:
  EXHIBIT INDEX AND REPORTS ON FORM 8-K                             13-15

CERTIFICATIONS                                                      16-18


                           CACHE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                               September 25,     December 27,      September 27,
ASSETS                                                              2004              2003              2003
<s>                                                            -------------     -------------      ------------

Current Assets:                                               <c>               <c>               <c>
        Cash and equivalents                                   $  12,830,000     $  16,887,000     $  22,737,000
        Marketable securities                                     24,094,000        19,746,000         5,393,000
        Receivables, net                                           5,308,000         4,614,000         3,716,000
        Inventories, net                                          31,067,000        26,724,000        27,250,000
        Deferred income taxes, net                                   468,000           936,000           666,000
        Prepaid expenses and other current assets                  1,954,000         1,239,000         3,374,000
                                                               -------------     -------------      ------------
                   Total current assets                           75,721,000        70,146,000        63,136,000


Equipment and leasehold improvements, net                         32,466,000        25,010,000        23,099,000

Other assets                                                         830,000           873,000           872,000
Deferred income taxes, net                                            ---               ---               31,000
                                                               -------------     -------------     -------------

                   Total  assets                               $ 109,017,000     $  96,029,000     $  87,138,000
                                                               =============     =============     =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                       $  17,333,000     $  14,362,000     $  16,234,000
        Accrued compensation                                       1,192,000         4,675,000         2,250,000
        Accrued liabilities                                        9,602,000        10,075,000         7,908,000
                                                               -------------     -------------     -------------
                   Total current liabilities                      28,127,000        29,112,000        26,392,000
                                                               -------------     -------------     -------------

Other liabilities                                                  1,230,000         1,088,000         1,077,000
Deferred income taxes, net                                         1,427,000           687,000            ---

Commitments and contingencies


STOCKHOLDERS' EQUITY

        Common stock, par value $.01; authorized, 20,000,000 shares;
         issued and outstanding 15,634,100 shares                    156,000           100,000            99,000
        Additional paid-in capital                                34,307,000        28,361,000        28,182,000
        Retained earnings                                         43,770,000        36,681,000        31,388,000
                                                               -------------     -------------     -------------
                   Total Stockholders' Equity                     78,233,000        65,142,000        59,669,000
                                                               -------------     -------------     -------------

                   Total Liabilities and Stockholders' Equity  $ 109,017,000     $  96,029,000     $  87,138,000
                                                               =============     =============     =============



The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.




                            CACHE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THIRTY-NINE WEEKS ENDED
                                     (Unaudited)


                                                      September 25,            September 27,
                                                          2004                     2003
                                                    ---------------          ---------------
Net sales                                           $   168,711,000          $   151,634,000

Cost of sales, including occupancy and buying costs      94,278,000               86,461,000
                                                    ---------------          ---------------

Gross profit                                             74,433,000               65,173,000
                                                    ---------------          ---------------

Expenses
    Store operating expenses                             53,624,000               46,076,000
    General and administrative expenses                   9,517,000                9,913,000
                                                    ---------------          ---------------
       Total expenses                                    63,141,000               55,989,000
                                                    ---------------          ---------------

Operating income                                         11,292,000                9,184,000

Other income :
   Interest income                                          309,000                  192,000
   Other income, net                                         20,000                   14,000
                                                    ---------------          ---------------

Income before income taxes                               11,621,000                9,390,000

Income tax provision                                      4,532,000                3,594,000
                                                    ---------------          ---------------


Net income                                          $     7,089,000          $     5,796,000
                                                    ===============          ===============



Basic earnings per share                                      $0.46                    $0.41
                                                    ===============          ===============

Diluted earnings per share                                    $0.44                    $0.40
                                                    ===============          ===============



Basic weighted average shares outstanding                15,569,000               14,022,000
                                                    ===============          ===============

Diluted weighted average shares outstanding              15,967,000               14,449,000
                                                    ===============          ===============


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                         CACHE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THIRTEEN WEEKS ENDED
                                 (Unaudited)

                                                        September 25,        September 27,
                                                             2004                 2003
                                                       --------------        -------------
Net sales                                              $   49,430,000        $  47,343,000

Cost of sales, including occupancy and buying costs        29,834,000           27,120,000
                                                       --------------        -------------


Gross profit                                               19,596,000           20,223,000
                                                       --------------        -------------

Expenses
    Store operating expenses                               18,287,000           15,576,000
    General and administrative expenses                     2,270,000            3,711,000
                                                       --------------        -------------
       Total expenses                                      20,557,000           19,287,000
                                                       --------------        -------------

Operating income (loss)                                      (961,000)             936,000

Other income:
   Interest income                                            107,000               62,000
                                                       --------------        -------------

Income (loss) before income taxes                            (854,000)             998,000

Income tax provision (benefit)                               (333,000)             384,000
                                                       --------------        -------------


Net income (loss)                                      $     (521,000)       $     614,000
                                                       ==============        =============



Basic earnings (loss) per share                                ($0.03)               $0.04
                                                       ==============        =============

Diluted earnings (loss) per share                              ($0.03)               $0.04
                                                       ==============        =============



Basic weighted average shares outstanding                  15,634,000           14,691,000
                                                       ==============        =============

Diluted weighted average shares outstanding                15,634,000           15,120,000
                                                       ==============        =============


The accompanying Notes to Consolidated Financial Statements are an integral part



                        CACHE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THIRTY-NINE WEEKS ENDED
                                  (Unaudited)

                                                            September 25,       September 27,
                                                                2004                2003
                                                          --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                $    7,089,000       $    5,796,000
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                            4,838,000            4,046,000
      Tax benefit from stock options exercised                 1,345,000            2,713,000
      Decrease (increase) in deferred income tax assets        1,208,000              (77,000)
      Accrual (reversal) of future rent escalations               86,000              (22,000)

Change in assets and liabilities:
---------------------------------
Increase in receivables                                         (694,000)          (1,039,000)
Decrease in notes receivable from related parties                 ---                 321,000
Increase in inventories                                       (4,343,000)          (5,185,000)
Increase in prepaid expenses                                    (715,000)          (2,354,000)
Increase in accounts payable                                   2,971,000            4,246,000
Decrease in accrued liabilities and accrued compensation      (4,850,000)          (2,348,000)
                                                          --------------       --------------

Net cash provided by operating activities                      6,935,000            6,097,000
                                                          --------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

(Purchase) maturities of marketable securities, net           (4,348,000)           8,999,000
Additions to equipment and leasehold improvements            (11,344,000)          (8,459,000)
                                                          --------------       --------------

Net cash provided by (used in) investing activities          (15,692,000)             540,000
                                                          --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

   Proceeds from the issuance of common stock                  4,657,000            5,868,000
   Other, net                                                     43,000              (55,000)
                                                          --------------       --------------

Net cash provided by financing activities                      4,700,000            5,813,000
                                                          --------------       --------------

Net increase (decrease) in cash and cash equivalents          (4,057,000)          12,450,000
Cash and equivalents, at beginning of period                  16,887,000           10,287,000
                                                          --------------       --------------
Cash and equivalents, at end of period                    $   12,830,000       $   22,737,000
                                                          ==============       ==============


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 CACHE, INC.
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

In the opinion of the Company, the accompanying consolidated financial statements include all adjustments necessary, which are considered normal and recurring, to present fairly the financial position of the Company at September 25, 2004 (fiscal 2004), September 27, 2003 (fiscal 2003), and December 27, 2003
(fiscal 2003), and the results of operations for the thirty-nine and thirteen week periods ended September 25, 2004 and September 27, 2003 and consolidated cash flows for the thirty-nine weeks then ended.

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

2.   BASIC AND DILUTED EARNINGS

Basic earnings per share (EPS) is computed as net earnings divided by the weighted average number of shares of common stock outstanding for the thirty-nine and thirteen week periods ended September 25, 2004 and September 27, 2003. Diluted EPS reflects the potential dilution that could occur from common shares issued through the exercise of outstanding dilutive stock options.

On June 18, 2004, the Company completed a three-for-two stock split for holders of record on May 21, 2004. All share amounts have been restated to reflect the stock split.

The approximate number of shares used in the computations of diluted earnings per share were 15,967,000 and 14,449,000, respectively, for the 39 week comparable period and 15,634,000 and 15,120,000 respectively, for the 13 week comparable period ended September 25, 2004 and September 27, 2003.

The approximate number of shares used in the computations of basic earnings per share were 15,569,000 and 14,022,000, respectively, for the 39 week comparable period, and 15,634,000 and 14,691,000, respectively, for the 13 week comparable period ended September 25, 2004 and September 27, 2003.

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


                                          39 Weeks Ended                       13 Weeks Ended
                                   ------------------------------       ------------------------------
                                   September 25,     September 27,      September 25,     September 27,
                                       2004              2003               2004              2003
                                   ------------      ------------       ------------      ------------

Net Income (Loss)    -as reported   $7,089,000        $5,796,000         ($521,000)         $614,000
                     -pro-forma     $6,759,000        $5,497,000         ($631,000)         $514,000

Basic EPS            -as reported        $0.46             $0.41            ($0.03)            $0.04
                     -pro-forma          $0.43             $0.39            ($0.04)            $0.03

Diluted EPS          -as reported        $0.44             $0.40            ($0.03)            $0.04
                     -pro-forma          $0.42             $0.38            ($0.04)            $0.03



3. RECENTLY ISSUED EXPOSURE DRAFT


On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, "Share-Based Payment." This proposed Statement addresses the accounting for share-based awards to employees, including employee-stock purchase-plans (ESPPs). The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees. The proposed Statement would eliminate the ability to account for share based compensation transactions using the inherent method and generally would require instead, that such transactions, be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal year beginning after December 15, 2004. The Company is currently assessing the impact on the Company's financial statements of the adoption of this proposed Statement, if issued in final form by the FASB.


4.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                  September 25,    December 27,    September 27,
                                      2004             2003            2003
                                  ------------     -----------     ------------
Lease improvements                 $28,965,000     $24,020,000      $25,210,000
Furniture, fixtures and equipment   43,520,000      36,644,000       34,365,000
                                  ------------     -----------     ------------
                                    72,485,000      60,664,000       59,575,000
Less: accumulated depreciation
and amortization                    40,019,000      35,654,000       36,476,000
                                  ------------     -----------     ------------
                                   $32,466,000     $25,010,000      $23,099,000
                                  ------------     -----------     ------------


5.  ACCRUED LIABILITIES

                                  September 25,    December 27,    September 27,
                                      2004             2003            2003
                                  ------------     -----------     ------------
Operating expenses                  $2,747,000      $2,631,000       $2,273,000
Taxes, other than income taxes       1,436,000       2,426,000        1,566,000
Group insurance                        477,000         696,000          646,000
Sales return reserve                   642,000         812,000          542,000
Leasehold additions                  1,329,000         379,000          432,000
Other customer deposits              2,971,000       3,131,000        2,449,000
                                  ------------     -----------     ------------
                                    $9,602,000     $10,075,000       $7,908,000
                                  ------------     -----------     ------------

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

There have been no borrowings against the line of credit during fiscal 2004 and fiscal 2003. There were outstanding letters of credit of $2,160,000, $2,116,000 and $1,984,000, pursuant to the Revolving Credit Facility, at September 25, 2004, December 27, 2003 and September 27, 2003, respectively.


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


RESULTS OF OPERATIONS
---------------------

The following table sets forth our results of operations for the 13 and 39 week periods ended September 25, 2004 and September 27, 2003, expressed as a percentage of net sales.


                                             39 Weeks Ended                       13 Weeks Ended
                                             --------------                       --------------
                                     September 25,    September 27,     September 25,     September 27,
                                         2004             2003              2004              2003
                                     ------------     ------------      ------------      ------------

Sales                                   100.0%           100.0%           100.0 %            100.0%
Cost of sales                            55.9%            57.0%            60.4 %             57.3%
Gross profit                             44.1%            43.0%            39.6 %             42.7%
Store operating expenses                 31.8%            30.4%            37.0 %             32.9%
General and administrative expenses       5.6%             6.5%             4.6 %              7.8%
Operating income                          6.7%             6.1%            (1.9)%              2.0%
Other income (loss)                       0.2%             0.1%             0.2 %              0.1%
Income (loss) before taxes                6.9%             6.2%            (1.7)%              2.1%
Income tax provision (benefits)           2.7%             2.4%            (0.7)%              0.8%
Net income (loss)                         4.2%             3.8%            (1.1)%              1.3%



Net sales
---------

Net sales increased to $168.7 million from $151.6 million, an increase of $17.1 million, or 11.3%, over the same 39 week period last year. This reflects $6.4 million of additional net sales as a result of a 4% increase in comparable store sales. Net sales increased $10.7 million as a result of additional net sales from non-comparable stores.

Net sales increased to $49.4 million from $47.3 million, an increase of $2.1 million, or 4.4%, over the same 13 week period last year. Net sales decreased $1.0 million as a result of a 2% decrease in comparable store sales. Net sales increased $3.1 million as a result of additional net sales from non-comparable stores.

Gross profit
------------

Gross profit increased to $74.4 million from $65.2 million, an increase of $9.2 million or 14.2%, over the same 39 week period last year. This increase was the combined result of higher net sales and increased gross profit margins. As a percentage of net sales, gross profit increased to 44.1% from 43.0%. This increase in percentage of net sales was primarily due to higher initial markups on inventory purchases and was partially offset by higher occupancy expenses and markdowns, as a percent of sales. We expect the improvement created by higher initial markups to continue to benefit results in the remainder of fiscal 2004.

Gross profit decreased to $19.6 million from $20.2 million, a decrease of $627,000, or 3.1%, below the same 13 week period last year. This decrease was primarily due to higher markdowns and occupancy costs, as well as a comparable store sales decrease of 2%. As a percentage of net sales, gross profit decreased to 39.6% from 42.7%.

Store operating expenses
------------------------

Store operating expenses increased to $53.6 million from $46.1 million, an increase of $7.5 million or 16.4%, over the same 39 week period last year. This increase was primarily attributable to the increase in the number of stores opened during the past 12 months. As a percentage of net sales, store operating expenses increased to 31.8% from 30.4%, primarily due to a higher percentage of payroll expense and depreciation incurred by the new stores opened in the last year. In addition, advertising expense for the 39 week period was $903,000 higher than last year, due to increased marketing efforts.

Store operating expenses increased to $18.3 million from $15.6 million, an increase of $2.7 million, or 17.4%, over the same period last year. This increase was primarily attributable to the increase in the number of stores opened during the past 12 months. As a percentage of net sales, store operating expenses increased from 32.9% to 37.0%, primarily due to a higher percentage of payroll expense and depreciation incurred by the new stores opened in the last year. Advertising expense for the 13 week period was $532,000 higher than last year, due to increased marketing efforts.

General and administrative expenses
-----------------------------------

General and administrative expenses decreased to $9.5 million from $9.9 million, a decrease of $396,000 or 4.0%, below the same 39 week period last year. As a percentage of net sales, general and administrative expenses decreased to 5.6% from 6.5%, primarily due to reduced bonus accruals of $1.1 million, which were partially offset by higher payroll, rent and depreciation expenses.

General and administrative expenses decreased to $2.3 million from $3.7 million, a decrease of $1.4 million or 38.8%, below the same 13 week period last year.
As a percentage of net sales, general and administrative expenses decreased to 4.6% from 7.8%, for the 13 week period. The reduction in general and administrative expenses was primarily due to a reduction of $1.7 million for bonus accruals, which included a reversal of $780,000 during the quarter partially offset by higher payroll, rent and depreciation expenses.

Interest income
---------------

Interest income increased to $309,000 from $192,000 in the same 39 week period last year, primarily attributable to higher average cash balances and higher interest rates in 2004.

Interest income increased to $107,000 from $62,000 in the same 13 week period last year.

Income taxes
------------

Income taxes increased to $4.5 million from $3.6 million, an increase of $938,000 over the same 39 week period last year. The increase was primarily attributable to higher taxable income in fiscal 2004. Our effective tax rates for fiscal 2004 and 2003 were 39.0% and 38.3% respectively, including state and local income taxes.

An income tax benefit of $333,000 was recorded for the 13 week period, as compared to an income tax provision of $384,000 recorded in fiscal 2003.

Net income
----------

As a result of the factors discussed above, net income increased to $7.1 million from $5.8 million, an increase of $1.3 million over the same 39 week period last year. A net loss of $521,000 was reported for the 13 week period, as compared to net income of $614,000 in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our cash requirements are primarily for the construction of new stores and inventory for these stores, as well as the remodeling of existing stores. We have historically satisfied our cash requirements principally through cash flow from operations. As of September 25, 2004, we had working capital of $47.6 million, which included cash and marketable securities totaling $36.9 million.

During the thirty-nine weeks ended September 25, 2004, net cash provided by operations was $6.9 million, generated by net income, depreciation of $4.8 million, an income tax benefit from stock option exercises of $1.3 million and an increase in accounts payable of $3.0 million, offset in part by an increase in inventories of $4.3 million and a decrease in accrued expenses of $4.9 million.

Cash used in investing activities was $15.7 million for the 39 week period ended September 25, 2004. Purchases of investments totaled $4.4 million. Funds used for equipment and leasehold improvements in new and remodeled stores totaled $11.3 million. Our capital requirements depend primarily on the number of new stores we open, the number of stores we remodel and the timing of these expenditures. Projected capital expenditures for fiscal 2004 to fund new store openings and remodeling are approximately $15 to 16 million.

We plan to open approximately 40 new stores during fiscal 2004. We opened 4 new stores in the first quarter, we opened 13 new stores in the second quarter, as well as opening 7 new stores in the third quarter. We anticipate opening the remaining new stores before Thanksgiving. After deducting construction allowances paid to the Company by its landlords, we spent $11.3 million through September 25, 2004 and expect to spend an additional $4 to $5 million dollars in 2004, for both new store and existing store construction and remodeling.

We believe that cash flows from operations, our current available cash and funds available under our $17.5 million revolving credit facility, will be sufficient to meet our working capital needs and contemplated new store expansion for at least the next 12 months.

The Company does not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. In the normal course of its business, the Company enters into operating leases for its store locations and utilizes letters of credit principally for the importation of merchandise. The Company does not have any undisclosed material transactions or commitments involving related persons or entities.


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

The Company's exposure to market risk for changes in interest rates relates to its cash, cash equivalents and marketable securities. As of September 25, 2004, the Company's cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate, U.S. treasury instruments and tax exempt municipal bonds rated AA or better, which bear interest at a fixed rate. Due to the average maturity and the conservative nature of the Company's investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.



ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. As of the end of the period covered by this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no changes in the internal controls over financial reporting during the period ended September 25, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.



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


(b) Reports on Form 8-K

   1. Form 8-K, filed September 14, 2004 - reporting pursuant to Item 5 of such Form, departures and appointments to the Board of Directors.

                                  Signatures
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                 CACHE, INC.
                                (Registrant)




        November 8, 2004                 BY:      /s/ Brian Woolf
                                                  -----------------------------
                                                      Brian Woolf
                                                      Chairman and Chief
                                                      Executive Officer
                                                      (Principal Executive
                                                      Officer)





        November 8, 2004                 BY:       /s/ Thomas E. Reinckens
                                                   ----------------------------
                                                       Thomas E. Reinckens
                                                       President and Chief
                                                       Operating Officer
                                                       (Principal Financial
                                                       and Accounting
                                                       Officer)


                                 EXHIBIT 11.1
         CALCULATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE



                                            39 WEEKS ENDED                         13 WEEKS ENDED
                                      -----------------------------         -----------------------------
                                      September 25,   September 27,         September 25,   September 27,
                                           2004          2003                   2004            2003
                                      -----------------------------         -----------------------------

EARNINGS (LOSS) PER SHARE
-------------------------
Net Income (Loss) Applicable to       <c>             <c>                   <c>             <c>
     Common Stockholders               $7,089,000      $5,796,000              (521,000)       $614,000
                                      =============================         =============================


BASIC EARNINGS (LOSS) PER SHARE
-------------------------------
Weighted Average Number of
    Common Shares Outstanding          15,569,000      14,022,000            15,634,000      14,691,000
                                      =============================         =============================

Basic Earnings (loss) Per Share             $0.46           $0.41                ($0.03)          $0.04
                                      =============================         =============================


DILUTED EARNINGS (LOSS) PER SHARE
---------------------------------
Weighted Average Number of
    Common Shares Outstanding          15,569,000      14,022,000            15,634,000      14,691,000

Assuming Conversion of
     Outstanding Stock Options          1,765,000         885,000                ---            885,000

Less Assumed Repurchase
     of Common Stock Pursuant
     to the Treasury Stock Method      (1,367,000)       (458,000)               ---           (456,000)
                                      -----------------------------         -----------------------------

Weighted Average Number of
    Common Shares Outstanding
              As Adjusted              15,967,000      14,449,000            15,634,000      15,120,000
                                      =============================         =============================

Diluted Earnings (Loss) Per Share           $0.44           $0.40                ($0.03)          $0.04
                                      =============================         =============================



                                  EXHIBIT 31.1
                                 CERTIFICATION
                                 -------------

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

        b) evaluated the effectiveness of Cache's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation: and

        c) disclosed in this report any changes in Cache's internal control over financial reporting that occurred during Cache's third quarter that has materially affected, or is reasonably likely to materially affect, Cache's internal control over financial reporting;

5. Cache's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Cache's auditors and the audit committee of Cache's Board of Directors:

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


                     November 8, 2004           BY: /s/ Brian Woolf
                                                    ---------------------------
                                                        Brian Woolf
                                                        Chairman and Chief
                                                        Executive Officer
                                                        (Principal Executive
                                                        Officer)

                                 EXHIBIT 31.2
                                CERTIFICATION
                                -------------

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

        b) evaluated the effectiveness of Cache's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

        c) disclosed in this report any changes in Cache's internal control over financial reporting that occurred during Cache's third quarter that has materially affected, or is reasonably likely to materially affect, Cache's internal control over financial reporting;

5. Cache's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Cache's auditors and the audit committee of Cache's Board of Directors:

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


                     November 8, 2004          BY: /s/ Thomas E. Reinckens
                                                  ----------------------------
                                                       Thomas E. Reinckens
                                                       President and Chief
                                                       Operating Officer
                                                       (Principal Financial and
                                                       Accounting Officer)

                                 EXHIBIT 32.1
                          CERTIFICATION PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to and solely for the purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in the capacity and on the date indicated below that:

        1. The Quarterly Report of Cache, Inc. on Form 10-Q for the period ending September 25, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Cache, Inc.




                   November 8, 2004            BY: /s/ Brian Woolf
                                                  -----------------------------
                                                       Brian Woolf
                                                       Chairman and Chief
                                                       Executive Officer
                                                       (Principal Executive
                                                       Officer)





                   November 8, 2004            BY: /s/ Thomas E. Reinckens
                                                  ----------------------------
                                                       Thomas E. Reinckens
                                                       President and Chief
                                                       Operating Officer
                                                       (Principal Financial
                                                       and Accounting
                                                       Officer)