Form 10-K
period 2005-01-01
CACHE INC
filed 2005-03-17
CIK 350199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHCANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 1, 2005
                                   OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [X] No [ ]

     As of June 26, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of $14.53 in the NASDAQ National Market) was approximately $184 million.

     As of February 28, 2005, 15,684,000 common shares were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information included in the Registrant's Proxy Statement to be filed in connection with its 2005 Annual Meeting of Stockholders has been incorporated by reference into Part III (Items 10, 11, 12, 13, 14 and 15) of this report on Form 10-K.

                                   CACHE, INC.
                             FORM 10-K ANNUAL REPORT
                                 JANUARY 1, 2005
                                TABLE OF CONTENTS


                                                                            PAGE

PART I

Item 1.      Business                                                          1
Item 2.      Properties                                                       12
Item 3.      Legal Proceedings                                                12
Item 4.      Submission of Matters to a Vote of Security Holders              13

PART II

Item 5.      Market for the Registrant's Common Stock and Related
               Stockholder Matters                                            14
Item 6.      Selected Financial Data                                          15
Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      17
Item 7A      Quantitative and Qualitative Disclosures About Market Risk       24
Item 8.      Financial Statements and Supplementary Data                      25
Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                       25
Item 9A      Controls and Procedures                                          26
Item 9B      Other Information                                                29

PART III

Item 10.     Directors and Executive Officers of the Registrant               29
Item 11.     Executive Compensation                                           29
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management                                                     29
Item 13.     Certain Relationships and Related Transactions                   29
Item 14      Principal Accountant Fees and Services                           29
Item 15.     Exhibits, Financial Statement Schedules and Reports on
               Form 8-K                                                       30

                                     PART I

ITEM 1.  BUSINESS

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     Except for the historical information and current statements contained in this Annual Report, certain matters discussed herein, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Actual results and timing of certain events could differ materially from those projected in or contemplated by forward-looking statements due to a number of factors including, without limitation, industry trends, merchandise and fashion trends, competition, changes in general economic conditions and consumer spending patterns, vendor procurement issues and the ability to obtain financing, any of which could cause actual results to differ materially.

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

     Both store concepts focus on social occasion dressing designed for contemporary women. Our Cache and Lillie Rubin lines extend from elegant eveningwear to our distinctive day-into-evening sportswear, which encompasses a variety of tops, bottoms and dresses versatile enough to be worn during the day or evening. We operate 254 Cache and 37 Lillie Rubin stores (as of January 1,
2005) primarily situated in central locations in high traffic, upscale malls throughout the United States.

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

     CACHE. Cache's average price points for sportswear range from $60 to $300, dresses range from $125 to $450 and accessories range from $30 to $150. The following table indicates the percentage of Cache's net sales by merchandise category for each of the last three fiscal years:

                               52 WEEKS ENDED               53 WEEKS ENDED
                         -----------------------------      --------------
                         DECEMBER 28,     DECEMBER 27,         JANUARY 1,
                             2002             2003                2005
                         ------------     ------------         ----------
      Sportswear             64.3%            67.3%               69.1%
      Dresses                27.5%            24.3%               22.3%
      Accessories             8.2%             8.4%                8.6%
                         ------------     ------------         ----------
      Total                 100.0%           100.0%              100.0%
                         ============     ============         ==========

     LILLIE RUBIN. Price points at Lillie Rubin are approximately 25% to 30% higher than at Cache. The following table indicates the percentage of Lillie Rubin's net sales by merchandise category for each of the last three fiscal years:

                               52 WEEKS ENDED               53 WEEKS ENDED
                         -----------------------------      --------------
                         DECEMBER 28,     DECEMBER 27,         JANUARY 1,
                             2002             2003              2005
                         ------------     ------------         ----------
      Sportswear             44.9%            49.7%             58.1%
      Dresses                47.1%            44.9%             36.6%
      Accessories             8.0%             5.4%              5.3%
                         ------------     ------------         ----------
      Total                 100.0%           100.0%            100.0%
                         ============     ============         ==========

     The percentage of sales represented by dresses is typically higher in the first half of the year for both Cache and Lillie Rubin due to buying for the Easter, wedding and prom seasons. The percentage of Lillie Rubin sales represented by sportswear is expected to increase again in fiscal 2005 as a result of the introduction in fall 2003 of an updated day-into-evening sportswear collection in all of our Lillie Rubin stores.

DESIGN

     Our apparel design and merchandising are organized around the spring and fall seasons. Our internal design and merchandising team is comprised of a designer, buyers who specialize in particular fashion classifications and executive management personnel. Following the end of a season, our design team reviews data from that season's results as well as market research, retail trends, trade shows and other resources. Based on this information, our team develops seasonal themes, which will influence our exclusive designs for the following year.

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

     In addition, in January 2004, we hired a new designer for the Lillie Rubin brand. This new resource, we believe, has enhanced the Lillie Rubin merchandise assortment and complements the Cache designer already in place.


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

SOURCING AND DISTRIBUTION

     We employ a sourcing and distribution strategy that enhances our speed to market, allows us to respond quickly to fashion preferences and demand, and reduces inventory risk. We purchase the vast majority of our merchandise from domestic vendors. Sourcing from domestic vendors provides us with short lead times ranging from four to 12 weeks from order to shipment, compared with typically much longer periods for sourcing from foreign vendors. Our five largest vendors accounted for approximately 38% of our purchases in fiscal 2004, and our largest vendor accounted for 19% of our purchases during this period.

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

     We have recently adopted new store designs and layouts for both our Cache and Lillie Rubin stores to enhance their appeal to the customer, increase access to merchandise, facilitate movement throughout the store and improve our displays. Our new store design emphasizes a modern, sophisticated and well-lit atmosphere with streamlined exteriors and sleek interiors. In addition, at Cache we have moved the dressing rooms from the middle of the store to the rear, and check-out locations from the front of the store to the side. This eliminates barriers to movement throughout the store and permits greater flexibility in merchandise displays, allowing us to more effectively market our clothing.

     We began to remodel existing stores using this new design during late fiscal 2001. We remodeled 19 Cache and two Lillie Rubin stores in fiscal 2004 and expect to remodel approximately 30 stores in fiscal 2005 and 30 stores in fiscal 2006, as leases come up for renewal. Most store remodels take from four to six weeks. During this period, we typically utilize temporary locations in the mall near the existing location so that customers can continue to shop for our merchandise.

STORE MANAGEMENT AND TRAINING

     We organize our stores into regions and districts, which are overseen by four regional vice presidents and 32 district managers, with each of our district managers typically responsible for eight to 12 stores. We typically staff our stores with two opening employees, three mid-day employees and two closing employees.

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

EXISTING STORE LOCATIONS

     As of January 1, 2005 we operated 291 stores located in 43 states and Puerto Rico. Of these 254 were Cache stores and 37 were Lillie Rubin stores. The following tables indicate our stores by location:

CACHE STORES:
    Alabama         5        Louisiana             5     Ohio                9
    Arizona         4        Maryland              6     Oklahoma            2
    Arkansas        1        Massachusetts         8     Oregon              2
    California      27       Michigan              6     Pennsylvania        7
    Colorado        3        Minnesota             2     Rhode Island        2
    Connecticut     4        Mississippi           1     South Carolina      5
    Delaware        1        Missouri              3     Tennessee           5
    Florida         33       Nebraska              1     Texas               19
    Georgia         9        Nevada                6     Utah                1
    Hawaii          2        New Hampshire         3     Vermont             1
    Illinois        8        New Jersey            13    Virginia            8
    Indiana         2        New Mexico            2     Washington          5
    Iowa            2        New York              14    West Virginia       1
    Kansas          2        North Carolina        7     Wisconsin           3
    Kentucky        3                                    Puerto Rico         1

LILLIE RUBIN STORES:
    Alabama         1        Louisiana             1     North Carolina      1
    Arizona         1        Maryland              1     Ohio                1
    Colorado        1        Michigan              2     Pennsylvania        2
    Florida         10       Minnesota             1     Tennessee           1
    Georgia         2        Nevada                1     Texas               4
    Illinois        1        New Jersey            1     Virginia            2
    Indiana         1        New York              1     Washington          1

The following table indicates the number of stores opened and closed over the past five fiscal years:


           STORES OPEN    STORES OPENED DURING      STORES CLOSED      STORES OPEN AT END
            BEGINNING          FISCAL YEAR        DURING FISCAL YEAR     OF FISCAL YEAR                  TOTAL
 FISCAL        OF         --------------------    ------------------   ------------------                SQUARE
  YEAR     FISCAL YEAR      CACHE       L.R.       CACHE      L.R.      CACHE      L.R.      TOTALS     FOOTAGE
 ------    -----------    --------    --------    -------    -------    ------    -------    ------    ---------
  2000         201            8          8           1          1        190        25         215      448,000
  2001         215            9          1           2          1        197        25         222      460,000
  2002         222           10          3           0          1        207        27         234      478,000
  2003         234           22          2           2          1        227        28         255      514,000
  2004         255           31          9           4          0        254        37         291      596,000


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

     During fiscal 2004, we opened 31 Cache stores and 9 Lillie Rubin stores and closed 4 Cache stores. In fiscal 2005, we intend to open approximately 40 stores consisting of 30 Cache and 10 Lillie Rubin stores. In fiscal 2006, we intend to open approximately 50 stores, consisting of 30 Cache and 20 Lillie Rubin stores. Currently 34 of our Lillie Rubin stores are located in malls that also contain Cache stores, and we intend to locate the substantial majority of our new Lillie Rubin stores in malls containing Cache stores.

MARKETING AND PROMOTION

     Historically, we conducted limited marketing and advertising, relying on our individual store displays, mall locations and word-of-mouth to attract customers. In early fiscal 2002 and all during fiscal 2003 and 2004, we used a variety of media to promote our Cache brand and increase sales, consisting primarily of advertisements in magazines such as Harper's Bazaar, Latina, Lucky, People and Vogue. We also introduced outdoor advertising in selected markets on billboards and buses, including a large campaign in Grand Central Station in New York. We expect to continue to increase our Cache advertising and marketing expenditures. In fiscal 2003, we launched a first-time advertising and marketing campaign for the Lillie Rubin brand. These increased marketing efforts for both Cache and Lillie Rubin continued in fiscal 2004 and are intended to attract new customers and increase sales to existing customers.

     We use direct mail campaigns to both potential and existing Cache customers. Over the past several years, we have built a database of over 2.8 million preferred Cache customers from our point-of-sale information system and mail 10 to 12 promotions per year to our targeted customers. We have already rapidly expanded the Lillie Rubin Preferred Customer database over the past year. Our preferred customer tracking system enables us to identify and target specific merchandise promotions targeted at individual customers. We also send e-mail notices to customers and intend to increase our use of e-mail promotions in the future.

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

     We have operated a Cache website, www.cache.com, since August 1999. We continue to enhance features on this website, which allows customers to purchase merchandise online, view currently available styles and schedule private fittings of merchandise at any Cache store. We have seen a strong increase in sales at the website over the past two years, as website sales have increased from $537,000 in fiscal 2002 to $1.3 million in fiscal 2003 and $1.9 million in fiscal 2004.

COMPETITION

     The market for women's social occasion sportswear, dresses and accessories is highly competitive. We compete primarily with specialty retailers of women's apparel and department stores. Our stores typically compete directly with other women's apparel stores located in the same mall or a nearby location. We believe our target customers choose to purchase apparel based on the following factors:

     o    Style and fashion,
     o    Fit and comfort,
     o    Customer service,
     o    Shopping convenience and environment and
     o    Value.

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

EMPLOYEES

     As of January 1, 2005, we had approximately 2,500 employees, of whom approximately 1,200 were full-time employees and 1,300 were part time employees. None of these employees is represented by a labor union. We consider our employee relations to be satisfactory.

AVAILABLE INFORMATION

     We make available on our website, www.cache.com, under "Investor Relations," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, currents reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission ("SEC").

     Our Code of Business Conduct and Ethics, and Board of Directors' Committee Charters are also available on our website, under "Corporate Governance".

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

     The following table sets forth information concerning our executive officers, directors and key employees:


NAME                                          AGE      POSITION
---------------------------------             ---      -----------------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS
Brian Woolf                                   56       Chief Executive Officer and Chairman of the Board
Thomas E. Reinckens                           51       President, Chief Operating Officer
Arthur S. Mintz                               59       Director
Andrew M. Saul                                58       Director
Morton J. Schrader                            73       Director
Gene G. Gage                                  57       Director
Catherine McNeal                              45       Executive Vice President, General Merchandise Manager, Cache
Maria Comfort                                 48       Executive Vice President, General Merchandise Manager, Lillie Rubin




OTHER KEY EMPLOYEES

Victor Coster                                 47       Treasurer and Secretary
Lisa Decker                                   43       Vice President, Marketing
Margaret Feeney                               47       Vice President, Finance
Clifford Gray                                 49       Vice President, Construction
Joanne Marselle                               44       Vice President, Planning and Distribution
Caryl Paez                                    44       Director, Information Technologies



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

     THOMAS E. REINCKENS has served as President and Chief Operating Officer since October 2000. Mr. Reinckens also is our current principal financial and accounting officer. Mr. Reinckens joined our company in February 1987 and has held various positions throughout his tenure, most recently serving as Chief Financial Officer from November 1989 to October 2000 and Executive Vice President from September 1995 to October 2000. Mr. Reinckens has over 20 years of retail experience.

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

     GENE G. GAGE has served as one of our directors since September 2004. Mr. Gage is currently a Financial Advisor for New England Financial. He is a certified public accountant, as well as a certified financial planner. He has over 30 years of financial experience.

     CATHERINE MCNEAL has served as Executive Vice President, Merchandise Manager for our Cache stores since June 2003. From 1997 until joining Cache, Ms. McNeal served in various managerial capacities for the Limited, most recently as Vice President, Merchandising Manager for Limited stores. Ms. McNeal has over 20 years of retail experience.

     MARIA COMFORT has served as Executive Vice President of Lillie Rubin since April 2004. Ms. Comfort has served as Vice President and General Merchandise Manager for our Lillie Rubin stores since May 2002. From 1999 until she joined us, Ms. Comfort served as Executive Vice President for Giorgio Armani. From June 1997 to 1999, Ms. Comfort served as President of 9 & Co., a division of Nine West Group, Inc., a women's apparel company. Ms. Comfort's background encompasses a variety of merchandising functions, including design, manufacturing and buying. Ms. Comfort has over 25 years of retail experience.

OTHER KEY EMPLOYEES

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

     MARGARET FEENEY has served as Vice President of Finance since 2001. Ms. Feeney has served in a variety of financial and operational capacities with us since 1992. Prior to joining us, Ms. Feeney served as Manager of Financial Analysis and Budgeting for Toys "R" Us and in various financial positions at Brooks Fashion Stores, a junior specialty chain. Ms. Feeney has 20 years of retail experience.

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

ITEM 2.   PROPERTIES

     All but a few of our 291 stores are located in shopping malls. The substantial majority of our stores contain between 1,500 and 2,500 square feet of space, with the typical store averaging 2,000 square feet. All of our stores are in leased facilities, and we typically negotiate our rental agreements based on our portfolio of store locations with a particular landlord rather than on an individual basis. Rental terms usually include a fixed minimum rent plus a percentage rent based on sales in excess of a specified amount. In addition, we generally are required to pay a charge for common area maintenance, utility consumption, promotional activities and/or advertising, insurance and real estate taxes. Many leases contain fixed escalation clauses. Most leases contain leasehold improvement reimbursements from landlords and/or rent holidays. In recognizing landlord incentives and minimum rent expenses, the Company amortizes the charges on a straight line basis over the lease term.

     Our leases expire at various dates through 2019. The following table indicates the periods during which our leases expire.

         FISCAL YEARS          CACHE          LILLIE RUBIN          TOTALS
         ------------         -------         ------------          ------
         Present-2007           76                  5                 81
         2008-2010              40                  6                 46
         2011-2013              59                 15                 74
         2014-2016              77                 10                 87
         2017-2019               2                  1                  3
                              -------            ------             ------
         Totals                254                 37                291

     Our corporate office is a 20,000 square foot facility located at 1440 Broadway in New York City. We lease this space under a 10-year lease through 2013 at a rate of approximately $543,000 per year.

     We contract for space in a warehouse in New York on an as-needed basis to serve as a staging area for new store inventories and fixtures.


ITEM 3.    LEGAL PROCEEDINGS

     We are party to various lawsuits arising in the ordinary course of our business. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Cache, Inc. held its annual meeting of shareholders at its headquarters in New York, New York on October 14, 2004. Of the 15,634,000 shares outstanding as of the record date, 14,360,822 shares were represented by proxy at the meeting. Proxies were solicited by Cache pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, Cache's shareholders voted on the following matters:

     (1) Proposal to elect five directors to hold office for a one-year term and until their successors are elected and qualified.

                                              FOR               WITHHELD
                                         --------------       ------------
          Andrew M. Saul                   14,054,948            305,874
          Brian Woolf                      14,191,272            169,550
          Gene G. Gage                     14,289,949             70,873
          Arthur S. Mintz                  14,135,084            225,738
          Morton J. Schrader               14,034,998            325,824



     (2) Proposal to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending January 1, 2005.

               FOR                  AGAINST            ABSTAIN
          --------------          -----------         ----------
            14,258,097              97,541              5,184

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

a. The principal market in which the Company's Common Stock is being traded is the NASDAQ National Market System. The stock symbol is CACH. The price range of the high and low bid information (restated for the June 18, 2004, 3 for 2 stock split) for the Company's Common Stock during 2003 and 2004, by fiscal quarters, are as follows:

           FISCAL PERIOD                FISCAL 2003            FISCAL 2004
           -------------           --------------------    --------------------
                                     HIGH        LOW         HIGH         LOW
                                   --------    --------    --------    --------
        First Fiscal Quarter         $9.71       $6.70      $21.59      $12.50
        Second Fiscal Quarter       $10.21       $5.08      $23.63      $13.39
        Third Fiscal Quarter        $14.93       $9.81      $15.85      $11.31
        Fourth Fiscal Quarter       $18.22      $12.74      $18.53      $13.69

     Such  over-the-counter   market  quotations  reflect  inter-dealer  prices,
without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

b. As of February 28, 2005, there were approximately 325 holders of record of the Company's Common Stock.

c. The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors. On June 18, 2004, the company paid a 3 for 2 stock dividend to holders of record.

d. The following table summarizes our equity compensation plans as of January 1, 2005:


                                                                                                                    NUMBER OF
                                                                                                         SECURITIES REMAINING
                                                                                                                AVAILABLE FOR
                                                                             WEIGHTED AVERAGE       THE FUTURE ISSUANCE UNDER
                                                                                     EXERCISE       EQUITY COMPENSATION PLANS
                                                  NUMBER OF SECURITIES TO            PRICE OF           (EXCLUDING SECURITIES
                                                  BE ISSUED UPON EXERCISE         OUTSTANDING                    REFLECTED IN
  PLAN CATEGORY                                    OF OUTSTANDING OPTIONS             OPTIONS                     COLUMN (a))
                                                                      (a)                 (b)                             (c)
  -------------                                    ----------------------             -------                     -----------

  Equity compensation plans approved by
       security holders                                         1,651,750              $10.43                         145,782
  Equity compensation plans not approved by
       security holders                                                 0                   0                               0
                                                               -----------           --------                        --------
  Total                                                         1,651,750              $10.43                         145,782
                                                               ==========            ========                        ========


ITEM 6.    SELECTED FINANCIAL DATA

The following Selected Consolidated Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

CACHE, INC. AND SUBSIDIARIES
STORE DATA AND OPERATING RESULTS

                                                                                                                 53 WEEKS
                                                                      52 WEEKS ENDED (1)                           ENDED
                                           -----------------------------------------------------------------     ---------
                                              DEC. 30,          DEC. 29,        DEC. 28,          DEC. 27,        JAN. 1,
                                                2000              2001            2002              2003            2005
                                           -------------      -----------     -----------       -----------      -----------
                                                             (in thousands, except per share and operating data)

OPERATING RESULTS:

   NET SALES                                 $177,313          $180,750         $200,315          $216,256        $247,300
   COST OF SALES                              119,091           117,201          116,490           120,731         135,745
                                           -------------      -----------     -----------       -----------      -----------
   GROSS PROFIT                                58,222            63,549           83,825            95,525         111,555
   STORE OPERATING EXPENSES                    47,028            51,285           57,322            63,546          76,466
   GENERAL AND
      ADMINISTRATIVE EXPENSES                   9,481             8,929           12,190            14,074          14,221
                                           -------------      -----------     -----------       -----------      -----------
    OPERATING INCOME                            1,713             3,335           14,313            17,905          20,868

   OTHER INCOME, (net) (2)                         24             1,858              260               273             459
                                           -------------      -----------     -----------       -----------      -----------
    INCOME BEFORE INCOME
      TAXES                                     1,737             5,193           14,573            18,178          21,327
    INCOME TAX PROVISION                          634             1,895            5,632             7,089           8,030
                                           -------------      -----------     -----------       -----------      -----------
    NET INCOME                                 $1,103            $3,298           $8,941           $11,089          13,297
                                           =============      ===========     ===========       ===========      ===========
EARNINGS PER SHARE:
    BASIC EARNINGS PER SHARE                    $0.08             $0.24            $0.66             $0.78           $0.85
    DILUTED EARNINGS
      PER SHARE                                 $0.08             $0.24            $0.62             $0.75           $0.83

WEIGHTED AVERAGE
SHARES OUTSTANDING:
    BASIC                                      13,637            13,637           13,650            14,256          15,589
    DILUTED  (3)                               13,836            13,844           14,448            14,721          16,004

STORE DATA:
     NUMBER OF STORES OPEN
     AT END OF PERIOD                             215               222              234               255             291

     AVERAGE SALES PER
     SQUARE FOOT (4)                             $409              $408             $438              $450            $461

     COMPARABLE STORE
     SALES INCREASE (5)                            3%                0%               7%               3%               5%



CACHE, INC. AND SUBSIDIARIES
BALANCE SHEET DATA


                                           ---------------------------------------------------------------------------------
                                              DEC. 30,          DEC. 29,        DEC. 28,          DEC. 27,        JAN. 1,
                                                2000              2001            2002              2003            2005
                                           -------------      -----------     -----------       -----------      -----------
                                                            (in thousands, except ratios and per share data)

WORKING CAPITAL                               $16,165           $20,197          $26,654           $41,034         $53,469

TOTAL ASSETS (6)                              $57,585           $61,182          $76,480          $104,067        $132,028

TOTAL LONG-TERM
DEBT                                              ---               ---              ---               ---             ---

STOCKHOLDERS' EQUITY                          $33,008           $36,306          $45,292           $65,142         $84,840

RATIO OF CURRENT ASSETS
TO CURRENT LIABILITIES                       1.78 : 1          2.03 : 1         2.07 : 1          2.41 : 1        2.75 : 1

INVENTORY TURNOVER
RATIO                                        4.84 : 1          5.07 : 1         5.28 : 1          4.94 : 1        4.60 : 1

CAPITAL EXPENDITURES (6)                       $6,196            $6,220           $9,033           $15,628         $21,753

DEPRECIATION AND
AMORTIZATION                                   $5,106            $5,247           $5,519            $6,395          $8,232

BOOK VALUE PER SHARE                            $2.42             $2.66            $3.32             $4.35           $5.42



FOOTNOTES

(1) Results for all periods presented include 52 weeks, except for fiscal 2004 which includes 53 weeks.
(2) Other income in fiscal 2001 included $1,518,000 from the settlement of a trademark litigation claim undertaken against a third party, net of professional fees related to the lawsuit. Other income generally consists of interest income.
(3) Diluted weighted average shares for the fiscal years ended, December 30, 2000, December 29, 2001, December 28, 2002, December 27, 2003 and January 1, 2005 include 200,000, 207,000, 798,000, 465,000 and 415,000, shares respectively, due to the potential exercise of stock options that were outstanding and exercisable during those years.
(4) Average sales per square foot are calculated by dividing net sales by the weighted average store square footage available.
(5) Comparable store sales data is calculated based on the net sales of stores open at least 12 full months at the beginning of the period for which the data are presented.
(6) Restated. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     COST OF SALES. Cost of sales includes the cost of merchandise, cost of freight from vendors, costs incurred for shipping and handling, payroll for our design, buying and merchandising personnel and store occupancy costs. Store occupancy costs include rent, contingent rents, common area maintenance and real estate taxes.

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

RESTATEMENT OF FINANCIAL STATEMENTS

     On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles ("GAAP") in the United States of America. After reviewing this letter, Cache's management began a review of its lease related accounting policies and determined that its then-current method of accounting for leasehold improvements reimbursed by landlord incentives or allowances under operating leases (landlord construction allowances) was not in accordance with GAAP.

     The Company had historically accounted for landlord construction allowance reimbursements as reductions to leasehold improvements on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows. Cache's management has determined that the appropriate interpretation of FASB Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases," requires these allowances to be recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows.

     As of January 1, 2005, the Company reclassified landlord construction allowance reimbursements from net leasehold improvements to deferred rent to conform with the requirements of SFAS No. 13, "Accounting for Leases". There was no effect on the Company's income statements. Leasehold improvements and total assets increased for each year presented as a result of the reclassification and was offset by an increase in deferred rent and total liabilities.

     As a result of the above, the Company has restated its consolidated balance sheet as of December 27, 2003 and its consolidated statements of cash flows for each of the 52 week periods ended December 28, 2002 and December 27, 2003.

     See Note 1 to the consolidated financial statements of the Report for a summary of the effects of these changes on the Company's consolidated balance sheet as of December 27, 2003, as well as on the Company's consolidated statements of cash flows for the 52 week periods ended December 28, 2002 and December 27, 2003. The accompanying Management's Discussion and Analysis describes these corrections.

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

     INVENTORIES. Merchandise inventory is carried at the lower of cost or market using the retail method of accounting. We make assumptions to adjust the value of inventory based on historical experience and current information. This procedure inherently reduces the carrying value of inventories as permanent markdowns are initiated. These assumptions can have a significant impact on current and future operating results and financial position.

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

     OPERATING LEASES. The Company leases retail stores and office space under operating leases. Most leases contain construction allowance reimbursements by landlords, rent holidays, rent escalation clauses and/or contingent rent provisions. The Company recognizes the related rental expense on a straight-line basis over the lease term and records the difference between the amounts charged to expense and the rent paid as a deferred rent liability.

     To account for construction allowance reimbursements from landlords and rent holidays, the Company records a deferred rent liability included in accrued liabilities and other long-term liabilities on the consolidated balance sheets and amortizes the deferred rent over the lease term, as a reduction to rent expense on the consolidated income statements. For leases containing rent escalation clauses, the Company records minimum rent expense on a straight- line basis over the lease term on the consolidated income statement. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.


RESULTS OF OPERATIONS

     The following table sets forth our operating results, expressed as a percentage of net sales.


                                                 52 WEEKS ENDED           53 WEEKS ENDED
                                          ----------------------------    --------------
                                          DECEMBER 28,    DECEMBER 27,      JANUARY 1,
                                              2002            2003             2005
                                          ------------    ------------    --------------
OPERATING RESULTS
Net sales                                    100.0%          100.0%            100.0%
Cost of sales                                 58.2            55.8              54.9
                                          ------------    ------------    --------------
Gross profit                                  41.8            44.2              45.1
Store operating expenses                      28.6            29.4              30.9
General and administrative expenses            6.1             6.5               5.8
                                          ------------    ------------    --------------
Operating income                               7.1             8.3               8.4
Other income (net)                             0.1             0.1               0.2
Income before income taxes                     7.3             8.4               8.6
Income taxes                                   2.8             3.3               3.2
                                          ------------    ------------    --------------
Net income                                     4.5%            5.1%              5.4%
                                          ============    ============    ==============


53 WEEKS ENDED JANUARY 1, 2005 (FISCAL 2004) COMPARED TO 52 WEEKS ENDED DECEMBER 27, 2003 (FISCAL 2003)

     NET SALES. The results of the Company for fiscal 2004 were favorably impacted by the extra reporting week. Net sales increased to $247.3 million from $216.3 million, an increase of $31.0 million, or 14.3%, over the prior fiscal year, for the 53 week period ended January 1, 2005 as compared to the 52 week period in Fiscal 2003. The one week of additional sales in Fiscal 2004 was approximately 2.7% of the total sales increase. The sales increase reflects $10.1 million of additional net sales as a result of a 5% increase in comparable store sales. The remainder of the increase was the result of additional net sales from non-comparable stores.

     GROSS PROFIT. Gross profit increased to $111.6 million from $95.5 million, an increase of $16.1 million, or 16.9%, over the prior fiscal year. This increase was the combined result of higher net sales, partially due to the additional one week of sales in the Fiscal 2004 period and increased gross profit margins. As a percentage of net sales, gross profit increased to 45.1% from 44.2%. This increase as a percentage of net sales was primarily due to higher initial margins resulting from sourcing improvements.

     STORE OPERATING EXPENSES. Store operating expenses increased to $76.5 million from $63.5 million, an increase of $13.0 million, or 20.5%, over the prior fiscal year. As a percentage of net sales, store operating expenses increased to 30.9% from 29.4%, primarily due to the increase in stores opened over the past two years and an increase in marketing and advertising expenses of $1.8 million. Store operating expenses in Fiscal 2004 were also higher than Fiscal 2003, due to the additional one week period included in Fiscal 2004 results.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $14.2 million from $14.1 million, an increase of $147,000 or 1.0%, above the prior fiscal year. As a percentage of net sales, general and administrative expenses decreased to 5.8% from 6.5%, primarily due to lower incentive compensation expense in Fiscal 2004 costs. General and administrative expenses in Fiscal 2004 were also slightly higher than Fiscal 2003, due the additional one week period included in Fiscal 2004 results.

     OTHER INCOME. Other income increased to $459,000 from $273,000, in the prior fiscal year, primarily attributable to higher average cash balances and higher interest rates during fiscal 2004, as compared to fiscal 2003. Other income generally consists of interest income. We expect interest income to grow in the future as cash flow from operations is greater than expenditures on new stores and remodeling.

     INCOME TAXES. Income taxes increased to $8.0 million from $7.1 million, an increase of $941,000, over the prior fiscal year. This increase was attributable to higher taxable income, and was partially offset by a decrease in the effective tax rate from 39.0% in fiscal 2003 to 37.7% in fiscal 2004. The decrease in the overall effective income tax rate is primarily attributable to a reversal of state income tax over accrued in prior fiscal years.

     NET INCOME. As a result of the foregoing, net income increased to $13.3 million from $11.1 million, an increase of $2.2 million or 19.8%, over the same period last year.

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

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $14.1 million from $12.2 million, an increase of $1.9 million or 15.5% from the prior fiscal year. As a percentage of net sales, general and administrative expenses increased to 6.5% from 6.1%. This increase was primarily attributable to increase in corporate level payroll of $1.4 million and professional fees of $289,000. We anticipate general and administrative expenses will return to lower historical levels in the next few years, as we have completed most of the headquarters staffing necessary to fuel the current store expansion.

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

     The following table includes our unaudited quarterly results of operations data for each of the eight quarters during the two-year period ended January 1, 2005. We derived this data from our unaudited quarterly consolidated financial statements. We believe that we have prepared this information on the same basis as our audited consolidated financial statements and that we have included all necessary adjustments, consisting only of normal recurring adjustments, to present fairly the selected quarterly information when read in conjunction with our audited annual consolidated financial statements and the notes to those statements included elsewhere in this document. The operating results for any particular quarter are not necessarily indicative of the operating results for any future period.


                                                                13 WEEKS ENDED                                     14 WEEKS ENDED
                                ----------------------------------------------------------------------------------   -----------
                                  MAR. 29,    JUNE 28,   SEPT. 27,   DEC. 27,     MAR. 27,    JUNE 26,    SEPT. 25,    JAN. 1,
                                    2003        2003        2003       2003        2004        2004         2004         2005
                                ----------   ---------   ---------   ---------   ---------   ---------   ---------   ----------
(Unaudited)
(Dollars in thousands)

OPERATING RESULTS
Net sales                          $48,098     $56,193     $47,343     $64,622     $57,194     $62,087     $49,430       $78,589
Gross profit                        20,037      24,913      20,223      30,352      25,688      29,149      19,596        37,122
Operating income (loss)              2,583       5,665         936       8,721       5,151       7,102       (961)         9,576
Net income (loss)                   $1,641      $3,541        $614      $5,293      $3,249      $4,361      ($521)        $6,208

AS A PERCENTAGE OF NET SALES
Net sales                           100.0%      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%        100.0%
Gross profit                         41.7%       44.3%       42.7%       47.0%       44.9%       46.9%       39.6%         47.2%
Operating income                      5.4%       10.1%        2.0%       13.5%        9.0%       11.4%      (1.9%)         12.2%
Net income                            3.4%        6.3%        1.3%        8.2%        5.7%        7.0%      (1.1%)          7.9%

SELECTED OPERATING DATA

Number of stores open at end of
   period                              237         240         244         255         258         269         276           291
Comparable store sales increase       (3%)          4%          3%          4%         13%          3%        (1%)            4%


LIQUIDITY AND CAPITAL RESOURCES

     Our cash requirements are primarily for the construction of new stores and inventory for new stores as well as the remodeling of existing stores. We have historically satisfied our cash requirements principally through cash flow from operations. Cash flows have increased significantly in fiscal 2003 and 2004, due to the dramatic increase in gross margin contribution. We expect this trend to continue over the next several years. As a result of the restatement of our financial statements to reflect the reclassification of landlord construction allowance reimbursements from net leasehold improvements to deferred rent, cash flow from operations increased in fiscal 2002 and 2003 from the amounts previously reported. Cash used in investing activities also increased in fiscal 2002 and 2003 reflecting the offsetting increase in leasehold improvements. As of January 1, 2005, we had working capital of $53.5 million, which included cash and marketable securities of $42.7 million.

     During fiscal 2004, we generated $23.0 million in cash from operating activities due primarily to net income, depreciation of $8.2 million, an increase in deferred taxes of $2.7 million, an increase in accounts payable of $2.7 million, an increase in accrued liabilities of $3.9 million and a tax benefit of $1.6 million from stock option exercises, which were partially offset by an increase in inventories of $5.6 million (primarily due to the net increase of 36 stores), reversal of deferred rent of $1.2 million, and an increase in receivables of $1.9 million.

     During fiscal 2003, we generated $21.8 million in cash from operating activities due primarily to net income, depreciation of $6.4 million, an increase in accrued liabilities and compensation of $5.4 million, an increase in accounts payable of $2.4 million, tax benefit from stock option exercises of $2.9 million, partially offset by an increase in accounts receivable of $1.9 million, and an increase in inventories of $4.7 million, primarily due to the net increase of 21 stores. During fiscal 2002, we generated $21.6 million in cash from operating activities due primarily to net income, depreciation of $5.5 million, a decrease in receivables of $1.6 million, an increase in accounts payable of $899,000 and an increase in accrued liabilities and compensation of $5.8 million.

     Cash used in investing activities was approximately $27.9 million in fiscal 2004, $21.0 million in fiscal 2003, and $23.4 million in fiscal 2002. These amounts were used for the purchase of marketable securities as well as the payment for equipment and leasehold improvements in new and remodeled stores. Our capital requirements depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. Projected capital expenditures for fiscal 2005 to fund new store openings and remodelings are approximately $18.0 to $20.0 million.

     Based on our experience with new store openings, we estimate that the average net investment to open new stores is approximately $225,000 to $375,000, which includes new store opening expenses and initial inventory, net of landlord contributions. We estimate that the average net investment to remodel an existing store is approximately $200,000 to $300,000, net of landlord contributions.

     Cash provided by financing activities was approximately $4.9 million in fiscal 2004, primarily due to stock option exercises and stock issuances. During fiscal 2003, we received net proceeds of $5.8 million from stock issuances and stock option exercises. Cash provided by financing activities was negligible in fiscal 2002.

     We have a line of credit with Fleet Bank, N.A., permitting us to borrow up to $17.5 million on a revolving basis. At January 1, 2005, there was no outstanding balance under this credit facility. Amounts outstanding under the credit facility bear interest at a maximum annual rate equal to the bank's prime rate, currently 5.50%. The agreement relating to this facility contains selected financial and other covenants. In addition, the credit facility contains restrictions on our ability to make capital expenditures, incur indebtedness or create or incur liens on our assets. While this facility is unsecured, if a default occurs under the facility, we are required to grant the lender a security interest in our inventory and accounts receivable. We have at all times been in compliance with all loan covenants. This facility currently expires in November 2005.

     We believe that cash flow from operations, our current available cash and funds available under our revolving credit facility will be sufficient to meet our working capital needs and contemplated new store opening expenses for at least the next 12 months. If our cash flow from operations should decline significantly or if we should accelerate our store expansion or remodeling program, it may be necessary for us to seek additional sources of capital.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following tables summarize our minimum contractual obligations and commercial commitments as of January 1, 2005:



                                               PAYMENTS DUE IN PERIOD
                           -----------------------------------------------------------------
                                         WITHIN                                     AFTER
                            TOTAL        1 YEAR        2-3 YEARS     4-5 YEARS      5 YEARS
                           -------       --------      ---------     ---------      --------

(In thousands)
Contractual Obligations
  Employment contracts   $   1,042       $    500      $    542      $      -       $      -
  Purchase Obligations      31,662         31,662             -             -              -
  Operating leases         166,578         23,745        41,794        37,745         63,294
                         ---------       --------      ---------     ---------      --------
Total                    $ 199,282       $ 55,907      $ 42,336      $ 37,745       $ 63,294
                         ---------       --------      ---------     ---------      --------


                                               PAYMENTS DUE IN PERIOD
                           -----------------------------------------------------------------
                                         WITHIN                                     AFTER
                            TOTAL        1 YEAR        2-3 YEARS     4-5 YEARS      5 YEARS
                           -------       --------      ---------     ---------      --------
(In thousands)
Commercial Commitments
   Credit facility         $      -       $     -      $       -      $     -      $       -
   Standby Letters of
     credit                   3,054         3,054              -            -              -
                           --------      --------      ---------     ---------     ---------
Total                      $  3,054       $ 3,054      $       -      $     -      $       -
                           ========      ========      =========     =========     =========


     We issue standby letters of credit primarily for the importation of merchandise inventories. The Company does not have any off balance sheet financing arrangements.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK

     Our market risk relates primarily to changes in interest rates. We bear the risk in two specific ways. First, the revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, the statement of income and cash flows will be exposed to changes in interest rates. As of January 1, 2005, we had no borrowing under our credit facility. However, we may borrow funds under the revolving credit facility, as needed.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123R, "SHARE-BASED PAYMENT," which revises SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," and supersedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R will be effective for the Company's financial statements issued for periods beginning after June 15, 2005.

     In December 2003, the FASB issued FASB Interpretation No. 46R, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The adoption of FIN46R did not have any impact on our financial position and results of operations.

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENTS AND ITS APPLICATION TO CERTAIN INVESTMENTS" ("EITF 03-1"). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment's cost and fair value at the reporting date. The guidance is effective for the Company during the first quarter of fiscal 2005. The Company does not believe that the adoption of EITF 03-1 will have a significant effect on its financial statements.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's unaudited selected quarterly financial data is incorporated herein by reference to Note 11 to the Company's consolidated financial statements on page F-20. The Company's consolidated financial statements and the report of independent public accountants are listed at Item 16 of this Report and are included in this Form 10-K on pages F-1 through F-22.


ITEM 9. CHANGES IN AND/OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the two most recent fiscal years and the interim period through the date of this disclosure, (i) there have been no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreements in connection with its report, and (ii) there were no "reportable events" (as defined in Item 304(a)(1)(v) of Regulation S-K). Please see our Current Report on Form 8-K filed February 15, 2005 for additional disclosure regarding our change in accountants.

ITEM 9A.    CONTROLS AND PROCEDURES

     (1) DISCLOSURE CONTROLS AND PROCEDURES--The Company maintains a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and the Principal Financial and Accounting Officer ("PFAC"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     In connection with the preparation of this Annual Report on Form 10-K, as of January 1, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and PFAC, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In performing this evaluation, management reviewed the Company's lease accounting and leasehold depreciation practices in light of the February 7, 2005 letter issued by the Office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants. As a result of this review, the Company concluded that its previously established lease accounting and leasehold improvement depreciation practices were not appropriate and determined that the Company's cash flows from operations and cash used in investing activities over the last several years had been understated. There was no impact on net income, as a result of the changes. Accordingly, as described below, the Company determined to restate certain of its previously issued financial statements to reflect the correction in the Company's lease accounting and leasehold improvement depreciation practices. Based on that evaluation, the Company's CEO and PFAC concluded that the Company's disclosure controls and procedures were not effective as of January 1, 2005.

     (2) MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING--Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Management has assessed the effectiveness of the Company's internal control over financial reporting as of January 1, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in INTERNAL CONTROL--INTEGRATED FRAMEWORK.

     In performing this assessment, management reviewed the Company's lease accounting practices in light of the SEC letter of February 7, 2005. As a result of this review, management concluded that the Company's controls over the selection and monitoring of accounting policies for construction allowances received from landlords were insufficient, and, as a result, management has determined that the

Company's cash flows from operations and cash used in investing activities over the last several years had been understated. On March 11, 2005, the Audit Committee of the Board of Directors (the "Committee") and management determined to restate certain of the Company's previously issued financial statements to reflect the correction in its accounting and for construction allowances received from landlords.

     Management evaluated the impact of this restatement on the Company's assessment of its system of internal control and has concluded that the control deficiency that resulted in the incorrect accounting for construction allowances received from landlords represented a material weakness as of January 1, 2005. As a result of this material weakness in the Company's internal control over financial reporting, management has concluded that, as of January 1, 2005, the Company's internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in INTERNAL CONTROL--INTEGRATED FRAMEWORK. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board's ("PCAOB") Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists, including the restatement of previously issued financial statements to reflect the correction of a misstatement.

     The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on management's assessment of the Company's internal control over financial reporting. This report appears below.

     (3) REMEDIATION STEPS TO ADDRESS MATERIAL WEAKNESS--To remediate the aforementioned material weakness in the Company's internal control over financial reporting, the Company implemented, subsequent to year end, additional review procedures over the selection and monitoring of accounting policies for construction allowances received from landlords.

     (4) CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING -- No changes in the Company's internal control over financial reporting has occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


         /s/ BRIAN WOOLF                                    March 16, 2005
         -------------------------------------
         Brian Woolf
         CHAIRMAN AND CHIEF EXECUTIVE OFFICER


         /s/ THOMAS E. REINCKENS                            March 16, 2005
         -------------------------------------
         Thomas E. Reinckens
         PRESIDENT AND CHIEF OPERATING OFFICER
         (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting (Item 9(A)(2)), that Cache, Inc. did not maintain effective internal control over financial reporting as of January 1, 2005, because of the effect of deficiencies in the Company's selection and monitoring of accounting policies for construction allowances received from landlords, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cache, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: In its assessment as of January 1, 2005, management identified as a material weakness the Company's lack of sufficient controls over the selection and monitoring of accounting policies for construction allowances received from landlords. As a result of this material weakness in internal control, Cache, Inc. concluded the Company's previously reported annual cash flows from operations and cash used in investing activities had been understated and that previously issued financial statements should be restated.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cache, Inc. as of January 1, 2005 and December 27, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended January 1, 2005. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 15, 2005, which expressed an unqualified opinion on those consolidated financial statements.

     In our opinion, management's assessment that Cache, Inc. did not maintain effective internal control over financial reporting as of January 1, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Cache Inc. has not maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

                                    /s/ KPMG LLP
                                    ----------------------------------------
                                    KPMG LLP

New York, New York
March 15, 2005



ITEM 9B.   OTHER INFORMATION

     None.

                                    PART III

     The information called for by Items 10, 11, 12, 13, and 14 is incorporated herein by reference from the definitive proxy statement to be filed by the Company in connection with its 2005 Annual Meeting of Shareholders.

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

3.   Exhibits (9)

              3.1 Articles of Incorporation of the Company and all amendments thereto (2)

              3.2    Bylaws of the Company (1)

              10.1 Lease, dated July 28, 2003, between the Company, as Tenant, and New 1440 Broadway Partners, LLC, as Landlord, for the Company's offices at 1440 Broadway, New York, New York (11)

              10.2   1994 Stock Option Plan of the Company (3) (12)

              10.3 Form of Option Agreement relating to Options issued under the 1994 Stock Option Plan (4) (12)

              10.4   2000 Stock Option Plan of the Company (7) (12)

              10.5 Form of Option Agreement relating to Options issued under the 2000 Stock Option Plan (8) (12)

              10.6   2003 Stock Option Plan of the Company (9) (12)

              10.7 Form of Option Agreement relating to Options issued under the 2003 Stock Option Plan (11) (12)

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

              10.10 Amended and Restated Asset Purchase Agreement dated August 10, 1998 between Lillie Rubin Fashions, Inc. and the Company (5)

              10.11 Master Amendment, dated July 19, 1999, to Revolving Credit Agreement and Security Agreement (6)

              10.12 Employment Agreement, dated September 30, 2003, between the Company and Brian P. Woolf (10) (12)

              10.13 Second Master Amendment, dated November 21, 2002, to Revolving Credit Agreement (11)

              10.14 Third Master Amendment, dated May 20, 2004, to Revolving Credit Agreement (11)

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

(9) Incorporated by reference to the Company's Definitive Proxy Statement filed on October 6, 2003.

(10) Incorporated by reference to the Company's Registration Statement on Form S-3, dated November 17, 2003.

(11) Incorporated by references to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

(12) Exhibits  10.2  through  10.7  and  10.12  are   management   contracts  or
     compensatory plans or arrangements, which are required to be filed as an exhibit pursuant to Item 16(c) of this Annual Report on Form 10-K.

(13) A Stockholder may obtain a copy of any of the exhibits included in the Annual Report on Form 10-K upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, by written request to CACHE, Inc., at 1440 Broadway, 5th Floor, New York, New York 10018 Attention: Chief Operating Officer.

(b)  Reports on Form 8-K

          None.

SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    March 16, 2005                    CACHE, INC.
                                           (Registrant)

                                     By:   /s/ BRIAN WOOLF
                                           -------------------------------
                                           Brian Woolf
                                           Chairman of the Board
                                           and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                     TITLE                     DATE
----------------------------    --------------------------    ----------------

/s/ BRIAN WOOLF                 Chairman of the Board         March 16, 2005
----------------------
    BRIAN WOOLF


/s/ THOMAS E. REINCKENS         President                     March 16, 2005
----------------------          (Principal Financial
    THOMAS E. REINCKENS         and Accounting Officer)


/s/ GENE GAGE                   Director                      March 16, 2005
----------------------
    GENE GAGE


/s/ ARTHUR S. MINTZ             Director                      March 16, 2005
----------------------
    ARTHUR S. MINTZ


/s/ ANDREW M. SAUL              Director                      March 16, 2005
----------------------
    ANDREW M. SAUL


/s/ MORTON J. SCHRADER          Director                      March 16, 2005
----------------------
    MORTON J. SCHRADER

EXHIBIT 11.1     CALCULATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE



                                                   52 WEEKS ENDED                 53 WEEKS ENDED
                                         ----------------------------------       ---------------
                                         DECEMBER 28,          DECEMBER 27,          JANUARY 1,
EARNINGS PER SHARE                           2002                  2003                 2005
                                         --------------        -------------      ---------------
Net income applicable
     to common stockholders                $8,941,000           $11,089,000          $13,297,000
                                         --------------        -------------      ---------------
BASIC EARNINGS PER SHARE
     Weighted average number of
     common shares outstanding             13,650,000            14,256,000           15,589,000
                                         ==============        =============      ===============
Basic earnings per share                        $0.66                 $0.78                $0.85
                                         ==============        =============      ===============
DILUTED EARNINGS PER SHARE
Weighted average number of
     common shares outstanding             13,650,000            14,256,000           15,589,000

Assuming conversion of
     outstanding stock options              1,710,000             2,015,000            1,651,000

Less: assumed repurchase
     of common stock pursuant
     to the treasury stock method            (912,000)           (1,550,000)          (1,236,000)
                                         --------------        -------------      ---------------
Weighted average number of
     common shares outstanding
     as adjusted                           14,448,000            14,721,000           16,004,000
                                         ==============        =============      ===============
Diluted earnings per share                      $0.62                 $0.75                $0.83
                                         ==============        =============      ===============



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

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Cache, Inc.:

We consent to the incorporation by reference in the registration statements (Nos. 333-65113, 333-84848, 333-96717 and 333-110553) on Forms S-8 of Cache,
Inc. of our reports dated March 15, 2005, with respect to the consolidated balance sheets of Cache, Inc. as of January 1, 2005 and December 27, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows, for each of the years in the three-year period ended January 1, 2005, and the related financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting as of January 1, 2005 and the effectiveness of internal control over financial reporting as of January 1, 2005, which reports appear in the January 1, 2005 annual report on Form 10-K of Cache, Inc.

Our report dated March 15, 2005 on the consolidated balance sheets of Cache, Inc. as of January 1, 2005 and December 27, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows, for each of the years in the three-year period ended January 1, 2005 contains an explanatory paragraph that states that the consolidated balance sheet as of December 27, 2003 and the related consolidated statements of cash flows for the years ended December 27, 2003 and December 28, 2002, have been restated.

Our report dated March 15, 2005 on management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of January 1, 2005, expresses our opinion that Cache, Inc. did not maintain effective internal control over financial reporting as of January 1, 2005 because of the effect of a material weakness on the achievement of the objectives of the control criteria and contains an explanatory paragraph that states that as of January 1, 2005, Cache, Inc. had insufficient controls over the selection and monitoring of accounting policies for construction allowances received from landlords which could have prevented the Company from concluding that its previously reported annual and quarterly cash flows from operating activities, cash used in investing activities, equipment and leasehold improvements and other long term liabilities relating to construction allowances received from landlords had been understated and that previously issued financial statements should be restated.

/s/ KPMG LLP


New York, New York
March 16, 2005

EXHIBIT 31.1      CERTIFICATION

I, Brian Woolf, certify that:

1.   I have reviewed this annual report on Form 10-K of Cache Inc. (Cache);

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

4. Cache's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Cache, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c. evaluated the effectiveness of Cache's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and
     d. disclosed in this report any change in Cache's internal control over financial reporting that occurred during Cache's fourth quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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

March 16, 2005                            By: /s/ BRIAN WOOLF
                                              ---------------------------
                                              Brian Woolf
                                              CHAIRMAN AND CHIEF
                                              EXECUTIVE OFFICER

EXHIBIT 31.2    CERTIFICATION

I, Thomas E. Reinckens, certify that:

1.   I have reviewed this annual report on Form 10-K of Cache Inc. (Cache);

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

4. Cache's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Cache, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c. evaluated the effectiveness of Cache's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and
     d. disclosed in this report any change in Cache's internal control over financial reporting that occurred during Cache's fourth quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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

March 16, 2005               By: /s/ THOMAS E. REINCKENS
                                 --------------------------------------------
                                 Thomas E. Reinckens
                                 PRESIDENT AND CHIEF OPERATING OFFICER
                                 (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

EXHIBIT 32.1      CERTIFICATION PURSUANT TO SECTION 906 OF THE
                  SARBANES-OXLEY ACT OF 2002

Pursuant to, and solely for purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), each of the undersigned hereby certifies in the capacity and on the date indicated below that:


1. The Annual Report of Cache, Inc. on Form 10-K for the period ending January 1, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13
     (a) or 15 (d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Cache, Inc.



         /s/ BRIAN WOOLF                                     March 16, 2005
         -----------------------------------
         Brian Woolf
         CHAIRMAN AND CHIEF EXECUTIVE OFFICER



         /s/ THOMAS E. REINCKENS                             March 16, 2005
         ------------------------------------
         Thomas E. Reinckens
         PRESIDENT AND CHIEF OPERATING OFFICER
         (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                          CACHE, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                       FISCAL YEARS ENDED JANUARY 1, 2005,

                               DECEMBER 27, 2003,

                                       AND

                                DECEMBER 28, 2002

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

Consolidated Statements of Income                          F-5

Consolidated Statements of Stockholders' Equity            F-6

Consolidated Statements of Cash Flows                      F-7

Notes to Consolidated Financial Statements                 F-8

Valuation and Qualifying Accounts                         F-22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Cache, Inc.:

We have audited the accompanying consolidated balance sheets of Cache, Inc. and subsidiaries as of January 1, 2005 and December 27, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended January 1, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cache, Inc. and subsidiaries as of January 1, 2005 and December 27, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its consolidated balance sheet as of December 27, 2003 and its consolidated statements of cash flows for the years ended December 27, 2003 and December 28, 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cache, Inc.'s internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 15, 2005

CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                             DECEMBER 27,               JANUARY 1,
                                                                                2003                       2005
                                                                             (RESTATED -
                                                                               NOTE 1)
                                                                          ------------------        ------------------
CURRENT ASSETS
        Cash and equivalents  (Note 1)                                       $16,887,000                $16,848,000
        Marketable securities                                                 19,746,000                 25,874,000
        Receivables, net   (Note 2)                                            4,614,000                  6,545,000
        Inventories                                                           26,724,000                 32,296,000
        Deferred income taxes (Note 9)                                           936,000                    567,000
        Prepaid expenses and other current assets                              1,239,000                  1,948,000
                                                                          --------------             --------------
                    Total Current Assets                                      70,146,000                 84,078,000

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET   (Note 3)                          33,048,000                 47,118,000

OTHER ASSETS                                                                     873,000                    832,000
                                                                          --------------             --------------
       TOTAL ASSETS                                                        $104,067,0000               $132,028,000
                                                                          ==============             ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                       $14,362,000                $17,055,000
      Accrued compensation                                                     4,675,000                  1,927,000
      Accrued liabilities  (Note 4)                                           10,075,000                 11,627,000
                                                                          --------------             --------------
         Total Current Liabilities                                            29,112,000                 30,609,000

OTHER LIABILITIES   (Note 7)                                                   9,126,000                 13,556,000

DEFERRED INCOME TAXES, NET   (Note 9)                                            687,000                  3,023,000

COMMITMENTS AND CONTINGENCIES   (Note 8)

STOCKHOLDERS' EQUITY
   Common stock, par value $.01; authorized, 20,000,000
      shares; issued and outstanding 15,665,053 shares (Note 10)                 100,000                    157,000
   Additional paid-in capital                                                 28,361,000                 34,705,000
                                                                          --------------             --------------
   Retained earnings                                                          36,681,000                 49,978,000
                                                                          --------------             --------------
         Total Stockholders' Equity                                           65,142,000                 84,840,000
                                                                           -------------             --------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $104,067,000               $132,028,000
                                                                          ==============             ==============


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                      52 WEEKS ENDED                     53 WEEKS ENDED
                                                        ----------------------------------------       -----------------
                                                           DECEMBER 28,           DECEMBER 27,             JANUARY 1,
                                                               2002                   2003                    2005
                                                        ------------------      ----------------       -----------------

NET SALES                                                 $ 200,315,000          $ 216,256,000          $ 247,300,000

COST OF SALES, INCLUDING BUYING
      AND OCCUPANCY (Note 8)                                116,490,000            120,731,000            135,745,000
                                                          ---------------        --------------          -------------
GROSS PROFIT                                                 83,825,000             95,525,000            111,555,000

EXPENSES
      Store operating expenses                               57,322,000             63,546,000             76,466,000
      General and administrative expenses                    12,190,000             14,074,000             14,221,000
                                                          ---------------        --------------          -------------
           TOTAL EXPENSES                                    69,512,000             77,620,000             90,687,000
                                                          ---------------        --------------          -------------
OPERATING INCOME                                             14,313,000             17,905,000             20,868,000
                                                          ---------------        --------------          -------------
OTHER INCOME (EXPENSE)
      Interest income                                           260,000                259,000                439,000
      Miscellaneous income (net)                                     --                 14,000                 20,000
                                                          ---------------        -------------           ------------
           TOTAL OTHER INCOME                                   260,000                273,000                459,000
                                                          ---------------        --------------          -------------
INCOME BEFORE INCOME TAXES                                   14,573,000             18,178,000             21,327,000

INCOME TAX PROVISION (Note 9)                                 5,632,000              7,089,000              8,030,000
                                                          ---------------        --------------          -------------
NET INCOME                                                $   8,941,000          $  11,089,000           $ 13,297,000
                                                          ===============        ==============          =============
BASIC EARNINGS PER SHARE                                          $0.66                  $0.78                  $0.85
                                                          ===============        ==============          =============
DILUTED EARNINGS PER SHARE                                        $0.62                  $0.75                  $0.83
                                                          ===============        ==============          =============
BASIC WEIGHTED AVERAGE
      SHARES OUTSTANDING                                     13,650,000             14,256,000             15,589,000
                                                          ===============        ==============          =============
DILUTED WEIGHTED AVERAGE
      SHARES OUTSTANDING                                     14,448,000             14,721,000             16,004,000
                                                          ===============        ==============          =============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     ADDITIONAL
                                                       COMMON          PAID-IN         RETAINED
                                                        STOCK          CAPITAL         EARNINGS            TOTAL
                                                    -------------    -----------      -----------       -----------
BALANCE DECEMBER 29, 2001                              $91,000       $19,564,000      $16,651,000       $36,306,000
---------------------------------------
Net Income                                              ----            ----            8,941,000         8,941,000
Issuance of common stock                                ----              45,000          ----               45,000
                                                      --------       -----------      -----------       -----------
BALANCE DECEMBER 28, 2002                               91,000        19,609,000       25,592,000        45,292,000
---------------------------------------               --------       -----------      -----------       -----------
Net Income                                              ----            ----           11,089,000        11,089,000
Tax benefit from stock option exercises                 ----           2,933,000         ----             2,933,000
Issuance of common stock                                 9,000         5,819,000         ----             5,828,000
                                                      --------       -----------      -----------       -----------
BALANCE DECEMBER 27, 2003                              100,000        28,361,000       36,681,000        65,142,000
---------------------------------------               --------       -----------      -----------       -----------

Net Income                                              ----            ----           13,297,000        13,297,000
Tax benefit from stock option exercises                 ----           1,583,000         ----             1,583,000
Issuance of common stock                                 5,000         4,813,000         ----             4,818,000
Stock Split                                             52,000           (52,000)        ----               ----
                                                      --------       -----------      -----------       -----------
BALANCE JANUARY 1, 2005                               $157,000       $34,705,000      $49,978,000       $84,840,000
                                                      ========       ===========      ===========       ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            52 WEEKS ENDED                 53 WEEKS ENDED
                                                                ----------------------------------         --------------
                                                                    DECEMBER 28,     DECEMBER 27,             JANUARY 1,
                                                                        2002             2003                    2005
                                                                     (RESTATED -      (RESTATED -
                                                                      NOTE 1)          NOTE 1)
                                                                ----------------    --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                           $8,941,000      $11,089,000              $13,297,000
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
Depreciation and amortization                                         5,519,000        6,395,000                8,232,000
Income tax benefit from stock option exercises                          ----           2,933,000                1,583,000
Decrease (increase) in deferred tax assets                              (24,000)         916,000                2,705,000
Reversal of deferred rent                                              (672,000)        (835,000)              (1,221,000)

Change in assets and liabilities:
Decrease (increase) in receivables                                    1,641,000       (1,937,000)              (1,931,000)
Decrease in notes receivable from related parties                        50,000          321,000                 ----
Increase in inventories                                                (304,000)      (4,659,000)              (5,572,000)
Increase in prepaid expenses                                           (308,000)        (219,000)                (709,000)
Increase in accounts payable                                            899,000        2,374,000                2,693,000
Increase in accrued liabilities
     and accrued compensation                                         5,816,000        5,432,000                3,906,000
                                                                 --------------     -------------        -----------------
Net cash provided by operating activities                            21,558,000       21,810,000               22,983,000
                                                                 --------------     -------------        -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                   (21,184,000)     (19,746,000)             (25,874,000)
Maturities of marketable securities                                   6,792,000       14,392,000               19,746,000
Payments for equipment and leasehold improvements                    (9,033,000)     (15,628,000)             (21,753,000)
                                                                 --------------     -------------        -----------------
Net cash used in investing activities                               (23,425,000)     (20,982,000)             (27,881,000)
                                                                 --------------     -------------        -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock                                   45,000        5,828,000                4,818,000
Other, net                                                                8,000          (56,000)                  41,000
                                                                 --------------     -------------        -----------------
Net cash provided by financing activities                                53,000        5,772,000                4,859,000
                                                                 --------------     -------------        -----------------
Net increase (decrease) in cash and equivalents                      (1,814,000)       6,600,000                  (39,000)
Cash and equivalents, at beginning of period                         12,101,000       10,287,000               16,887,000
                                                                 --------------     -------------        -----------------
Cash and equivalents, at end of period                              $10,287,000      $16,887,000              $16,848,000
                                                                 ==============     =============        =================



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


CACHE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     Cache, Inc. (together with its subsidiaries, the "Company") owns and operates two chains of women's apparel specialty stores, of which 254 stores (as of January 1, 2005) are operated under the trade name "Cache" and 37 stores are operated under the trade name "Lillie Rubin". The Company specializes in the sale of high fashion women's apparel and accessories in the better to expensive price range.

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

FISCAL REPORTING PERIOD

     The Company reports its annual results of operations based on fiscal periods comprised of 52 or 53 weeks, which is in accordance with industry practice. Results for fiscal 2004 includes 53 weeks. Results for fiscal 2002 and 2003 include 52 weeks.

RESTATEMENT OF FINANCIAL STATEMENTS

     On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles ("GAAP") in the United States of America. After reviewing this letter, Cache's management began a review of its lease related accounting policies and determined that its then-current method of accounting for leasehold improvements reimbursed by landlord incentives or allowances under operating leases (landlord construction allowances) was not in accordance with GAAP.

     The Company had historically accounted for landlord construction allowance reimbursements as reductions to leasehold improvements on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows. Cache's management has determined that the appropriate interpretation of FASB Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases," requires these allowances to be recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows.

     As a result of the above, the Company has restated its consolidated balance sheet as of December 27, 2003 and its consolidated statements of cash flows for each of the 52 week periods ended December 28, 2002 and December 27, 2003.

     As of January 1, 2005, the Company reclassified landlord construction allowance reimbursements from net leasehold improvements to deferred rent to conform with the requirements of SFAS No. 13, "ACCOUNTING FOR LEASES". There was no effect on the Company's income statements. Leasehold improvements and total assets increased for each year presented as a result of the reclassification and was offset by an increase in deferred rent and total liabilities. The table presented below summarizes the effect of the reclassification for the years presented;



                                                                AS ORIGINALLY                             AS
                                                                   REPORTED         ADJUSTMENT          RESTATED
                                                                --------------    ---------------   ----------------
BALANCE SHEET AT DECEMBER 27, 2003
------------------------------------------------------------
Equipment and leasehold improvements, (net)                        $25,010,000        $8,038,000       $33,048,000
Total assets                                                        96,029,000         8,038,000       104,067,000
Other liabilities                                                    1,088,000         8,038,000         9,126,000
Total liabilities and stockholders' equity                         $96,029,000        $8,038,000      $104,067,000
                                                               ===============      ============      ============

STATEMENT OF CASH FLOWS AT DECEMBER 28, 2002
------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Depreciation and amortization                                       $4,963,000          $556,000        $5,519,000
Reversal of deferred rent                                             (116,000)         (556,000)         (672,000)
Increase in accrued liabilities and
    accrued compensation                                             4,125,000         1,691,000         5,816,000

Net cash provided by operating activities                          $19,867,000        $1,691,000       $21,558,000
                                                               ===============     =============      ============

CASH FLOW FROM INVESTING ACTIVITIES:
Payments for equipment and
   leasehold improvements                                          ($7,342,000)      ($1,691,000)      ($9,033,000)

Net cash used in investing activities                             ($21,734,000)      ($1,691,000)     ($23,425,000)
                                                               ===============     =============      ============
STATEMENT OF CASH FLOWS AT DECEMBER 27, 2003
CASH FLOWS FROM OPERATIONS ACTIVITIES:
Depreciation and amortization                                       $5,570,000          $825,000        $6,395,000
Reversal of deferred rent                                              (10,000)         (825,000)         (835,000)
Increase in accrued liabilities and
    accrued compensation                                             1,751,000         3,681,000         5,432,000

Net cash provided by operating activities                          $18,129,000        $3,681,000       $21,810,000
                                                                ==============      ============      ============


CASH FLOW FROM INVESTING ACTIVITIES:
Payments for equipment and
    leasehold improvements                                        ($11,947,000)      ($3,681,000)     ($15,628,000)

Net cash used in investing activities                             ($17,301,000)      ($3,681,000)     ($20,982,000)
                                                                ==============     =============     =============



                                                             F-9


FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of such items.

CASH EQUIVALENTS

     The Company considers all highly liquid investments that mature within three months of the date of purchase to be cash equivalents.

MARKETABLE SECURITIES:

     Marketable securities at January 1, 2005 and December 27, 2003 primarily consist of short-term United States Treasury bills. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company's held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity as an adjustment to yield using the effective interest method. Interest income is recognized when earned.

INVENTORIES

     Merchandise inventory is carried at the lower of cost or market using the retail method of accounting. We make assumptions to adjust the value of inventory based on historical experience and current information. This procedure inherently reduces the carrying value of inventories as permanent markdowns are initiated. These assumptions can have a significant impact on current and future operating results and financial position.

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

GOODWILL

     Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", as of January 1, 2002. Pursuant to Statement 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

     Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "BUSINESS COMBINATIONS". The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

OPERATING LEASES

     The Company leases retail stores and office space under operating leases. Most leases contain construction allowance reimbursements by landlords, rent holidays, rent escalation clauses and/or contingent rent provisions. The Company recognizes the related rental expense on a straight-line basis over the lease term and records the difference between the amounts charged to expense and the rent paid as a deferred rent liability.

     To account for construction allowance reimbursements from landlords and rent holidays, the Company records a deferred rent liability included in accrued liabilities and other long-term liabilities on the consolidated balance sheets and amortizes the deferred rent over the lease term, as a reduction to rent expense on the consolidated income statements. For leases containing rent escalation clauses, the Company records minimum rent expense on a straight-line basis over the lease term on the consolidated income statement. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

ADVERTISING COSTS

     Costs associated with advertising are charged to store operating expense when the advertising first takes place. We spent $4,375,000, $5,610,000 and $7,373,000 on advertising in fiscal 2002, 2003 and 2004, respectively.

PRE-OPENING STORE EXPENSES

     Expenses associated with the opening of new stores are expensed as incurred.

EMPLOYEE BENEFIT PLAN

     Employees are eligible to participate in the Company's 401(k) plan if they have been employed by the Company for one year, have reached age 21, and work at least 1,000 hours annually. Generally, employees can defer up to 18% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. We can make a discretionary matching contribution for the employee. Employer contributions to the plan for fiscal 2002, fiscal 2003 and fiscal 2004 were $190,000, $195,000, and $205,000, respectively.

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

STOCK OPTION PLANS

     As permitted by SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", the Company has elected to continue to apply the intrinsic-value-based method of accounting and has adopted the disclosure requirements of Statement 123, as amended. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, and SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123", established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.

EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through the exercise of outstanding dilutive stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123R, "SHARE-BASED PAYMENT," which revises SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," and supersedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R will be effective for the Company's financial statements issued for periods beginning after June 15, 2005.

     In December 2003, the FASB issued FASB Interpretation No. 46R, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The adoption of FIN46R did not have any impact on our financial position and results of operations.

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENTS AND ITS APPLICATION TO CERTAIN INVESTMENTS" ("EITF 03-1"). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment's cost and fair value at the reporting date. The guidance is effective for the Company during the first quarter of fiscal 2005. The Company does not believe that the adoption of EITF 03-1 will have a significant effect on its financial statements.

SUPPLEMENTAL STATEMENTS OF CASH FLOW INFORMATION

     The Company paid no interest charges in fiscal 2002, 2003 and 2004. During fiscal 2002, 2003 and 2004 the Company paid $5,160,000, $4,071,000 and
$4,143,000 in income taxes, respectively. The Company also generated income tax benefits of $2,933,000 and $1,583,000 from stock option exercises in fiscal 2003 and 2004.

NOTE 2.    RECEIVABLES


                              DECEMBER 27,        JANUARY 1,
                                 2003               2005
                             --------------    ----------------
Construction allowances       $ 1,850,000        $ 3,270,000
Third party credit card         2,368,000          2,885,000
Other                             396,000            390,000
                             --------------    ----------------
                              $ 4,614,000        $ 6,545,000
                             ==============    ================


NOTE 3.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS


                                     DECEMBER 27,          JANUARY 1,
                                         2003                 2005
                                   (RESTATED-NOTE 1)
                                   -----------------       ------------
Leasehold improvements                $ 34,105,000         $ 45,349,000
Furniture, fixtures, and equipment      36,644,000           45,049,000
                                     -------------         ------------
                                        70,749,000           90,398,000
Less: accumulated depreciation and
  amortization                         (37,701,000)         (43,280,000)
                                     -------------         ------------
                                      $ 33,048,000         $ 47,118,000
                                     =============         ============


     Store   operating   and  general  and   administrative   expenses   include
depreciation and amortization of $5,519,000, $6,395,000 and $8,232,000 in fiscal years 2002, 2003 and 2004, respectively.

NOTE 4.    ACCRUED LIABILITIES


                                      DECEMBER 27,          JANUARY 1,
                                         2003                  2005
                                   ----------------        ------------
Operating expenses                     $ 2,631,000        $ 3,315,000
Taxes, including income taxes            2,426,000          2,185,000
Group insurance                            696,000            509,000
Sales return reserve                       812,000            832,000
Leasehold additions                        379,000            928,000
Other customer deposits and credits      3,131,000          3,858,000
                                       -----------        -----------
                                       $10,075,000        $11,627,000
                                       ===========        ===========


     Leasehold additions generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.

NOTE 5.  BANK DEBT

     During May 2004, the Company reached an agreement with its bank to amend the amount available under the Amended Revolving Credit Facility. Pursuant to the newly Amended Revolving Credit Facility, $17,500,000 is available until expiration at November 30, 2005. The amounts outstanding thereunder bear interest at a maximum per annum rate equal to the bank's prime rate. The agreement contains selected financial and other covenants. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. The Company has at all times been in compliance with all loan covenants.

     There have been no borrowings against the line of credit during fiscal 2003 and 2004. There were outstanding letters of credit of $2.1 million and $3.1 million pursuant to the Revolving Credit Facility at December 27, 2003 and January 1, 2005, respectively.

NOTE 6.  INDEBTEDNESS TO/FROM RELATED PARTIES

     As of December 28, 2002, the Company had notes receivable totaling $321,000 from one current executive officer and one former executive officer of the Company. The receivables, which were due on demand, were evidenced by secured promissory notes, which bore interest at rates of 6% and 9% per annum. These notes were repaid in July 2003.

NOTE 7.  OTHER LIABILITIES

     Other liabilities primarily consist of accruals of future rent escalations and unamortized landlord construction allowances.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

LEASES

     At January 1, 2005, the Company was obligated under operating leases for various store locations expiring at various times through 2019. The terms of the leases generally provide for the payment of minimum annual rentals, contingent rentals based on a percentage of sales in excess of a stipulated amount, and a portion of real estate taxes, insurance and common area maintenance. Most leases contain leasehold improvement reimbursements from landlords and/or rent holidays. In recognizing landlord incentives and minimum rent expenses, the Company amortizes the charges on a straight line basis over the lease term.


     Store rental expense related to these leases, included in cost of sales, consisted of the following:

                                      52 WEEKS ENDED             53 WEEKS ENDED
                              ------------------------------     --------------
                              DECEMBER 28,      DECEMBER 27,        JANUARY 1,
                                  2002              2003              2005
                              ------------      ------------      ------------
     Minimal rentals          $ 17,611,000      $ 19,058,000      $ 21,410,000
     Contingent rentals          7,555,000         8,258,000         9,176,000
                              ------------      ------------      ------------
                              $ 25,166,000      $ 27,316,000      $ 30,586,000
                              ============      ============      ============

     Future minimum payments under non-cancelable operating leases consisted of the following at January 1, 2005:


         Fiscal Year

         2005                                                 $ 23,745,000
         2006                                                   21,642,000
         2007                                                   20,152,000
         2008                                                   19,145,000
         2009                                                   18,600,000
         Thereafter                                             63,294,000
                                                              ------------
         Total future minimum lease payments                  $166,578,000
                                                              ============


CONTINGENCIES

     The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss.

NOTE 9.  INCOME TAXES

             The provision for income taxes includes:

                                          52 WEEKS ENDED        53 WEEKS ENDED
                                 ----------------------------   --------------
                                 DECEMBER 28,    DECEMBER 27,     JANUARY 1,
                                    2002            2003            2005
                                 ------------    ------------   --------------
  Current:
     Federal                     $4,841,000      $5,105,000        $4,628,000
      State                       1,023,000       1,067,000           736,000
                                 ----------      ------------      ----------
                                  5,864,000       6,172,000         5,364,000
                                 ----------      ------------      ----------
  Deferred:
      Federal                      (205,000)      1,110,000         2,189,000
      State                         (27,000)       (193,000)          477,000
                                 ----------      ------------      ----------
                                   (232,000)        917,000         2,666,000
                                 ----------      ------------      ----------
  Provision for income taxes     $5,632,000      $7,089,000        $8,030,000
                                 ==========      ============      ==========

     The Company's effective tax rate, as a percent of income before income taxes differs from the statutory federal tax rates as follows:


                                                       52 WEEKS ENDED                  53 WEEKS ENDED
                                             -----------------------------------       --------------
                                              DECEMBER 28,          DECEMBER 27,          JANUARY 1,
                                                 2002                  2003                 2005
                                             -------------          ------------       --------------
         Effective federal tax rate              34.3%                 34.5%                34.5%
         State and local income taxes,
         net of federal tax benefit               4.5%                  4.7%                 4.6%
         Reversal of state and local
         income tax overaccural                   ---                   ---                 (1.3%)
         Other net, primarily tax free           (0.2%)                (0.2%)               (0.1%)
                                             --------------         -------------       ---------------
         Provision for income taxes              38.6%                 39.0%                37.7%
                                             ==============         =============       ===============


     The major components of the Company's net deferred tax assets (liabilities) at December 27, 2003 and January 1, 2005 are as follows:

                                                  DECEMBER 27,     JANUARY 1,
                                                      2003            2005
                                                ---------------  --------------
State tax net operating loss carryforwards      $   89,000      $     76,000
Deferred rent                                      543,000           590,000
Group insurance                                    275,000           199,000
Sales return reserve                               321,000           325,000
Inventory                                          356,000           407,000
Prepaid expenses                                     ----           (364,000)
Other (principally depreciation expense)        (1,335,000)       (3,690,000)
                                                -----------     -------------
                                                $  249,000      $ (2,457,000)
                                                ===========     =============

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

     The following table summarizes all stock option transactions for the three fiscal years ended January 1, 2005:


                                                                               WEIGHTED AVERAGE       EXERCISE
                                                                                    SHARES             PRICES
                                                                               ----------------      ----------
         Shares under option as of December 29, 2001                               1,558,641            $1.96
              Options granted in 2002                                                279,000             4.54
              Options exercised in 2002                                              (13,218)            1.73
              Options canceled in 2002                                              (114,048)            1.73
                                                                               ----------------
         Shares under option as of December 28, 2002                               1,710,375             2.40
              Options granted in 2003                                              1,222,500            12.44
              Options exercised in 2003                                             (871,500)            2.09
              Options canceled in 2003                                               (39,375)            3.30
                                                                               ----------------
         Shares under option as of December 27, 2003                               2,022,000             8.46
              Options granted in 2004                                                105,000            15.17
              Options exercised in 2004                                             (392,750)            2.36
              Options canceled in 2004                                               (82,500)            9.67
                                                                               ----------------
         Shares under options as of January 1, 2005                                1,651,750           $10.43
                                                                               ================



     Significant option groups outstanding at January 1, 2005 and related weighted average price and life information follows:


                                         OPTIONS               OPTIONS             EXERCISE          REMAINING
         GRANT DATE                    OUTSTANDING           EXERCISABLE             PRICE          LIFE (YEARS)
       -----------------              -------------        --------------        -----------       -------------
         1/22/04                         105,000                26,250              $15.17              9
         7/22/03                       1,127,250               294,750               12.65              8
         5/23/03                          28,125                 9,375                5.83              8
         5/13/02                          18,750                 9,375                7.47              7
         4/16/02                         121,500               121,500                4.69              7
         3/11/02                           8,125                 8,125                3.30              7
         10/2/01                         130,500               130,500                2.13              7
         10/4/00                         112,500               112,500                1.73              6


     The Company accounts for stock options in accordance with the intrinsic value method described in APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and allowed by SFAS No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION" under which no compensation cost has been recognized for stock option awards granted at fair market value. Had compensation expense been determined based on the fair value at the grant dates for awards under the plans, the Company's net earnings, basic EPS and diluted EPS would have been reduced to the pro forma amounts listed below:

                             52 WEEKS ENDED                53 WEEKS ENDED
                      ------------------------------      -----------------
                       DECEMBER 28,       DECEMBER 27,       JANUARY 1,
                           2002              2003              2005
                      ------------        -----------      ----------------
    --as reported     $  8,941,000        $11,089,000      $    13,297,000
    --pro-forma       $  7,857,000        $10,377,000      $    12,211,000

    --as reported     $       0.65        $      0.78      $           .85
    --pro-forma       $       0.57        $      0.73      $           .78

    --as reported     $       0.62        $      0.75      $           .83
    --pro-forma       $       0.55        $      0.71      $           .76



     The weighted average fair value of options granted during fiscal years ended December 28, 2002, December 27, 2003 and January 1, 2005 were $4.54, $12.44 and $15.17, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing method with the following weighted average assumptions:

                                   2002                2003               2004
                                  GRANTS              GRANTS             GRANTS
                                  ----------------------------------------------
     Expected dividend rate       $ 0.00              $ 0.00             $ 0.00
     Expected volatility            70.3%               98.9%              97.8%
     Risk free interest rate         3.0%                3.0%               3.8%
     Expected lives (years)          5.0                 5.0                5.0

NOTE 11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)


                                                        FIRST           SECOND             THIRD          FOURTH
                                                       QUARTER          QUARTER           QUARTER         QUARTER
                                                     -----------      -----------       ----------       -----------
52 WEEKS ENDED DECEMBER 27, 2003

Net sales                                              $48,098           $56,193          $47,343           $64,622
Gross profit                                            20,037            24,914           20,222            30,352
Income before income tax provision                       2,657             5,735              998             8,788
Income tax provision                                     1,016             2,194              384             3,495
                                                     ---------         ---------         --------          --------
Net income                                              $1,641            $3,541             $614            $5,293
                                                     =========         =========         ========          ========
Basic and diluted earnings per share:
Basic earnings per share:                                $0.12             $0.26            $0.04             $0.35
                                                     =========         =========         ========          ========
Diluted earnings per share:                              $0.11             $0.25            $0.04             $0.34
                                                     =========         =========         ========          ========

53 WEEKS ENDED JANUARY 1, 2005

Net sales                                              $57,194           $62,087          $49,430           $78,589
Gross profit                                            25,688            29,149           19,596            37,122
Income loss before income tax provision                  5,246             7,229            (854)             9,706
Income tax provision benefit                             1,997             2,868            (333)             3,498
                                                     ---------         ---------         --------          --------
Net income loss                                         $3,249            $4,361           ($521)            $6,208
                                                     =========         =========         ========          ========
Basic and diluted earnings loss per share:
Basic earnings loss per share:                           $0.21             $0.28          ($0.03)             $0.40
                                                     =========         =========         ========          ========
Diluted earnings loss per share:                         $0.20             $0.27          ($0.03)             $0.39
                                                     =========         =========         ========          ========


                                                              F-20


The effect of the restatement on the first three quarters of the year ended January 1, 2005 is summarized as follows:


                                                                        First           Second             Third
                                                                       Quarter          Quarter           Quarter
BALANCE SHEET
--------------------------------------------------------------------------------------------------------------------
Equipment and leasehold improvements, (net) - as reported             $26,984,000     $29,310,000      $32,466,000

Equipment and leasehold improvements, (net) - as restated             $35,307,000     $39,589,000      $43,378,000

Other liabilities - as reported                                        $1,129,000      $1,163,000       $1,230,000

Other liabilities - as restated                                        $9,452,000     $11,442,000      $12,142,000

STATEMENT OF CASH FLOWS
Cash flows from operating activities - as reported                     $2,037,000      $5,876,000       $6,935,000

Cash flows from operating activities - as restated                     $2,578,000      $8,642,000      $10,707,000

Cash provided by (used in) investing activities - as reported          $2,962,000     ($6,087,000)    ($15,692,000)

Cash provided by (used in) investing activities - as restated          $2,421,000     ($8,853,000)    ($19,464,000)


                                                                 F-21


CACHE, INC AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS


                                                                   ADDITIONS
                                                        ----------------------------
                                      BALANCE AT        CHARGE TO                                         BALANCE AT
                                        BEG. OF         COSTS AND           OTHER        DEDUCTIONS          END OF
SALES RETURN RESERVE                    PERIOD          EXPENSES          ACCOUNTS            $              PERIOD
--------------------------------      ------------     -----------       -----------    -----------       ------------
52 Weeks Ended
    December 28, 2002                  $555,000          $191,000            --               --             $746,000

52 Weeks Ended
    December 27, 2003                  $746,000           $66,000            --               --             $812,000

53 Weeks Ended
    January 1, 2005                    $812,000           $20,000            --               --             $832,000


                                                                  F-22

