Form 10-K/A
period 2005-01-01
CACHE INC
filed 2005-05-02
CIK 350199

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -------------

                                   FORM 10-K/A

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED JANUARY 1, 2005
                   OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
     THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                         COMMISSION FILE NUMBER 0-10345

                                   CACHE, INC.
                 -----------------------------------------------
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

     As of March 31, 2005, 15,702,000 common shares were outstanding.

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See also "Executive  Officers,  Directors and Key Employees"  under Part I,
Item 1 of Registrant's report on Form 10-K for the fiscal year ended January 1, 2005, previously filed with the Securities and Exchange Commission.

                           DIRECTORS OF THE REGISTRANT

     The Board of Directors of the Company presently consists of the following five members: Messrs. Andrew M. Saul, Brian Woolf, Gene G. Gage, Morton J. Schrader and Arthur S. Mintz, each of whom is expected to be a nominee for re-election at the Company's next Annual Meeting of Shareholders.




                                                                              DIRECTOR
NAME                                 AGE   PRINCIPAL OCCUPATION               SINCE
----                                 ---   --------------------               -----

BRIAN WOOLF ........................ 56    CHAIRMAN OF THE BOARD AND          2000
                                             CHIEF EXECUTIVE OFFICER  (1)
ANDREW M. SAUL ..................... 58    PARTNER, SAUL PARTNERS  (2)        1986

MORTON J. SCHRADER ................. 73    REAL ESTATE BROKER  (3)            1989

ARTHUR S. MINTZ..................... 59    PRESIDENT, BEES & JAM, INC.  (4)   2002

GENE G. GAGE........................ 57    FINANCIAL ADVISOR  (5)             2004

-----------------------------------


(1) Mr. Woolf has served as our Chief Executive Officer and Chairman of the Board since October 2000. From March 1999 to October 2000, Mr. Woolf served as Vice President and General Merchandise Manager for the Limited. From 1995 to March 1999, Mr. Woolf served as Senior Vice President and General Merchandise Manager for Caldor.

(2) Mr. Saul has served as one of our directors since 1986. Mr. Saul also served as our Chairman of the Board from February 1993 to October 2000. Mr. Saul is a partner in Saul Partners, an investment partnership, a position he has held since 1986.

(3) Mr. Schrader has served as one of our directors since 1989. Mr. Schrader was the President of Abe Schrader Corp., a manufacturer of women's apparel, from 1968 through March 1989. Since 1989, he has been active as a real estate broker.

(4) Mr. Mintz has served as one of our directors since September 2002. Mr. Mintz has served as the President of Bees & Jam, Inc., an apparel manufacturer, since 1971.

(5) Mr. Gage has served as one of our directors since September 2004. Mr. Gage is currently a Financial Advisor for New England Financial. He is a certified public accountant, as well as a certified financial planner. He has over 30 years of financial experience.

                COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

     During the fiscal year ended January 1, 2005 ("Fiscal 2004"), the Board of Directors held three meetings. Each then-current Director attended all of such Board meetings. The Board of Directors has an Audit Committee, a Nominating and Governance Committee, as well as a Compensation and Plan Administration
Committee of the Board of Directors. The Audit Committee established in July 1989, currently consists of Messrs. Arthur Mintz, Morton Schrader and Gene Gage. The Audit Committee held four meetings in Fiscal 2004. Each then-current member of the Committee attended such Committee meeting.

     Duties of the Audit Committee include meeting with the independent accountants and certain personnel of the Company to discuss the planned scope of their examinations, the adequacy of internal controls and financial reporting; reviewing the results of the annual examination of the financial statements and periodic internal audit examinations; reviewing the services and fees of the Company's independent accountants; authorizing special investigations and studies; and performing any other duties or functions deemed appropriate by the Board of Directors. The Board of Directors has determined that Gene Gage is qualified to serve as the Audit Committee's financial expert and Chairman.

     The Board of Directors has adopted a written charter for the Audit Committee. The charter has not changed from the charter filed with our 2001 proxy statement.

     The Compensation and Plan Administration Committee was established in July 1991 as the Plan Administration Committee to administer the Company's stock option plans. In May 1993 it was renamed the Compensation and Plan Administration Committee and delegated additional authority to determine the remuneration arrangements for the four most senior executive officers and to review and approve the remuneration arrangements for the Company's other executive officers. It currently consists of Messrs. Andrew Saul, Arthur Mintz, Morton Schrader and Gene Gage. The Compensation and Plan Administration Committee met twice in Fiscal 2004. Each then-current member of the Committee attended such Committee meeting.

     The Board of Directors adopted a written charter in August 2004 for the Compensation and Plan Administration Committee.

     The Board of Directors established the Nominating and Governance Committee in September 2004. The Committee currently consists of Messrs. Andrew Saul, Gene Gage, Arthur Mintz and Morton Schrader. The Nominating and Governance Committee is responsible for identifying, evaluating and recommending director nominees to the Board of Directors.

     The Nominating and Governance Committee will consider candidates for the Board from any reasonable source, including stockholder recommendations. The Nominating and Governance Committee does not evaluate candidates differently based on who has made the proposal. Stockholders who wish to suggest qualified candidates should write to Victor J. Coster, Corporate Secretary, at the Company's headquarters' address. These recommendations should include detailed biographical information concerning the nominee, his or her qualifications to be member of the Board, and a description of any relationship the nominee has to be a stockholder making the recommendation or to other stockholders of the Company. A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as director, subject to the candidate's due diligence of the Company, should accompany any such recommendation. Stockholders who wish to nominate a director for election at an annual meeting of stockholders of the Company must comply with the Company's By-Laws regarding stockholder proposals and nominations.

     While the Nominating and Governance Committee does not have minimum qualification requirements for candidates, it does assess whether candidates have good business judgment, high ethical standards, substantial experience in the Company's line of business or other applicable fields such as science or technology, and ability to prepare for and attend Board meetings, committee meetings and stockholder meetings. The Nominating and Governance Committee also considers whether candidates are independent and possess leadership qualities.


ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following sets forth the compensation earned for the past three years of the Chief Executive Officer and the Company's other three most highly compensated executive officers collectively, the "Named Executive Officers".


                                      ANNUAL                           LONG-TERM
                                   COMPENSATION                        COMPENSATION
                                   ------------                        AWARDS
                                                                       ------
                                                                       SECURITIES    ALL OTHER
NAME AND                FISCAL                          OTHER ANNUAL   UNDERLYING   COMPENSATION
PRINCIPAL POSITION       YEAR     SALARY      BONUS     COMPENSATION    OPTIONS (1)      (2)
------------------      ------    ------      -----     ------------    --------    ------------

BRIAN WOOLF              2004   $554,808     $  ---      $2,396,860       52,500      $ 14,986
CHIEF EXECUTIVE          2003    500,000      475,200     1,433,000      375,000        14,459
OFFICER AND CHAIRMAN     2002    449,934      359,947        ---          68,250        14,014
OF THE BOARD

THOMAS E. REINCKENS (3)  2004    436,539        ---       1,008,600       52,500        10,458
PRESIDENT, CHIEF         2003    401,923      381,988       900,738      187,500        10,326
OPERATING OFFICER        2002    356,473      285,178        ---          68,250         2,967

CATHERINE MCNEAL (4)     2004    344,000       20,000        94,781        ---            ---
EXECUTIVE VICE PRESIDENT 2003    193,750      143,000        ---         127,500          ---
                         2002      ---          ---          ---           ---            ---

MARIA COMFORT (5)        2004    291,116       20,000       145,675        ---            ---
EXECUTIVE VICE PRESIDENT 2003    270,731      129,951        48,950       37,500          ---
                         2002    137,500       25,000        ---          60,000          ---

DAVID DESJARDINS (6)     2004    312,539        ---          60,950        ---            ---
EXECUTIVE VICE PRESIDENT 2003    298,654      143,354       136,413       75,000          ---
                         2002    211,539      117,692        ---          52,500          ---


-----------------------------

     (1) Option amounts have been restated to reflect the Company's 3 for 2 stock split effective June 18, 2004.

     (2) These amounts consist of insurance premiums paid for life insurance for the benefit of the named executive officers and long-term disability insurance.

     (3) Thomas E. Reinckens has served as President and Chief Operating Officer since October 2000. Mr. Reinckens also is our current principal financial and accounting officer. Mr. Reinckens joined our company in February 1987 and has held various positions throughout his tenure, most recently serving as Chief Financial Officer from November 1989 to October 2000 and Executive Vice President from September 1995 to October 2000. Mr. Reinckens has over 20 years of retail experience.

     (4) Catherine McNeal has served as Executive Vice President, Merchandise Manager for our Cache stores since June 2003. From 1997 until joining Cache, Ms. McNeal served in various managerial capacities for the Limited, most recently as Vice President, Merchandising Manager for Limited stores. Ms. McNeal has over 20 years of retail experience.

     (5) Maria Comfort has served as Executive Vice President for our Lillie Rubin stores since April 2004. Ms. Comfort had served as Vice President and General Merchandise Manager for our Lillie Rubin stores from May 2002 to April 2004. From 1999 until she joined us, Ms. Comfort served as Executive Vice President for Giorgio Armani. From June 1997 to 1999, Ms. Comfort served as President of 9 & Co., a division of Nine West Group, Inc., a women's apparel company. Ms. Comfort's background encompasses a variety of merchandising functions, including design, manufacturing and buying. Ms. Comfort has over 25 years of retail experience.

     (6) David Desjardins has served as Executive Vice President and Director of Stores and Operations since April 2002. From 1999 until joining us, Mr. Desjardins served in various managerial capacities at the Limited, most recently as Vice President of Express and Director of Sales and Operations at Limited stores. From 1990 to 1999, Mr. David Desjardins held various managerial positions with The Gap. Mr. Desjardins has over 15 years of retail experience. Mr. Desjardins resigned effective February 18, 2005.


               AGGREGATED FISCAL 2004 YEAR-END STOCK OPTION VALUES





                                             Number of Securities      Value of Unexercised
                                             Underlying Unexercised    In-the-Money Stock Options
                                             Stock Options at Fiscal   at Fiscal Year-End (1)
                                             Year-End
                    --------------------------------  --------------------------
Name          Shares Acquired   Value     Exercisable  Unexercisable  Exercisable Unexercisable
               on Exercise     Realized
-----         ---------------  --------   -----------  -------------  ----------- -------------
Brian Woolf          238,500 $2,396,860       343,125        320,625  $ 4,165,411   $ 1,623,469
Thomas E. Reinckens   67,500 $1,008,600       113,250        180,000  $   998,926   $   867,844
Catherine McNeal       9,375 $   94,781        31,875         86,250  $   235,213   $   591,325
Maria Comfort          9,375 $  145,675        24,375         54,375  $   179,506   $   340,706
David Desjardins       7,500 $   60,950        26,875          ---    $   220,288   $     ---



Amounts described in the preceding table under the heading "Value of Unexercised In-the-Money Stock Options at Fiscal Year End" are determined by multiplying the number of shares underlying the options by the difference between the last reported per share sale price of our common stock on December 31, 2004 and the per share option exercise prices. All share amounts have been adjusted to reflect the 3 for 2 stock split effective June 18, 2004.


                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information with respect to stock options granted in fiscal 2004 to each of the named executive officers.



                                                                                             POTENTIAL
                                                                                       REALIZABLE VALUE
                                         % OF TOTAL                                    AT ASSUMED ANNUAL
                         NUMBER OF         OPTIONS        EXERCISE                    RATES OF STOCK PRICE
                         SECURITIES      GRANTED TO       OR BASE                      APPRECIATION FOR
                         UNDERLYING     EMPLOYEES IN       PRICE     EXPIRATION         OPTION TERM (2)
NAME                     OPTIONS(1)      FISCAL YEAR     ($/SHARE)      DATE            5%           10%
-------------------     ----------     ------------     ---------   ----------      ----------   -----------


BRIAN WOOLF                52,500          50.0%        $   15.17      1/22/14      $   220,038  $   486,225
THOMAS E. REINCKENS        52,500          50.0%        $   15.17      1/22/14          220,038      486,225


     (1) These options vest no later than January 22, 2008 but may vest sooner with respect to up to 25% of the shares on each of December 31, 2004, December 31, 2005, December 31, 2006, and December 31, 2007, to the extent our earnings plan for these years is achieved, based on the following sliding scale:


                                                                                Percentage of Original
                                                                                Options that Becomes
                                                                                     EXERCISABLE

                  PERCENTAGE OF EARNINGS PLAN ACHIEVED
                  ------------------------------------                          ----------------------

                  Greater than or equal to 90% .............................              25%
                  Greater than or equal to 75%, but less than 90%...........              20%
                  Greater than or equal to 60%, but less than 75%...........              15%
                  Less than 60%.............................................               0%


     (2) These amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. As required by SEC rules, these gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the options were granted until their expiration dates. These assumptions are not intended to forecast future appreciation of our stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock.

EMPLOYMENT AGREEMENTS AND CHANGE-OF-CONTROL PROVISIONS

     In September 2003, we entered into a new employment agreement with Brian Woolf, our Chief Executive Officer and Chairman, which expires January 31, 2007. Under the agreement, Mr. Woolf's annual salary during 2004 was $500,000 and he is eligible to receive annual incremental increases of $75,000 in each of the next two years contingent on the Company's profitability, as defined in the contract. Mr. Woolf is also eligible to participate in the Company's bonus and stock option programs. In addition, Mr. Woolf is entitled to participate in our long-term disability coverage healthcare and other benefits packages. Pursuant to the terms of his new employment agreement, if we terminate Mr. Woolf's employment prior to January 31, 2007 for any reason other than for certain circumstances described in the agreement, then until Mr. Woolf accepts other employment we are required to continue to pay him the full balance of his contract, mitigated by future employment. In the event that Mr. Woolf is terminated in connection with a change in control of Cache, as defined in the contract, he is entitled to receive an amount equal to 18 months of his salary then in effect. The contract contains a covenant of Mr. Woolf not to solicit employees of Cache for two years and a covenant for Mr. Woolf not to compete with Cache for a minimum of one year.

     All of the options granted under the Company's 2000 and 1994 Stock Option Plans contain a provision under which the option will become immediately exercisable (the "Accelerated Exercise") with respect to all shares subject to it as follows: (i) except as provided in clause (iii) below, immediately after the first date on which less than 25% of the outstanding Common Stock in the aggregate is beneficially owned (as defined in Rule 13d-3 under the Securities and Exchange Act of 1934) by Andrew M. Saul and Joseph E. Saul, members of their immediate families and one or more trusts established for the benefit of such individuals or members, (ii) immediately prior to the sale of the Company substantially as an entirety (whether by sale of stock, sale of assets, merger, consolidation or otherwise), (iii) immediately prior to the expiration of any tender offer or exchange offer for shares of Common Stock of the Company, where:
(x) all holders of Common Stock are entitled to participate, and (y) the Sauls have agreed (or have announced their intent) to sell such number of their shares of Common Stock as will result in the Sauls beneficially owning less than 25% of the outstanding shares of Common Stock in the aggregate, and (iv) immediately, if 20% or more of the directors elected by shareholders to the Board of Directors are persons who were not nominated by management in the most recent proxy statement of the Company. The Company is required to give appropriate notice so as to permit an optionee to take advantage of the foregoing provisions.

COMPENSATION OF DIRECTORS

     We compensate one of our non-employee directors for their services to us by participation in our group medical insurance program at an approximate cost to us of $11,500 per individual per year. He currently does not receive cash or equity-based compensation. The other three non-employee directors receive a director's fee equal to $20,000 per year.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Our Compensation and Plan Administration Committee presently consists of Andrew Saul, Arthur Mintz, Morton Schrader and Gene Gage. No member of our Compensation and Plan Administration Committee has been an employee of ours. None of our executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our board of directors of our compensation committee.

CODE OF ETHICS

     The Company has adopted a Code of Ethics that applies to all of the Company's directors, officers and employees. The Code of Ethics is available on our website at www.cache.com. We will disclose any amendment to, other than technical, administrative or non-substantive amendments, or waiver of its code of ethics granted to a director or executive officer by filing a Form 8-K disclosing the amendment or waiver within five business days.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of the Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(c) promulgated under the Exchange Act, the Company is not aware of any failure of any officer, director or beneficial owner of more than 10% of the Common Stock to timely file with the Commission any Form 3, 4 or 5 in respect of the Company during fiscal 2004, except for the following instances: 10% owner Joseph Saul filed two late Form 4's; Director Morton J. Schrader filed one late Form 4; Officer David Desjardins filed one late Form 4 and one late Form 3; Officer Thomas Reinckens filed one late Form 3; Officer Catherine McNeal filed one late Form 3; and Director and 10% owner Andrew Saul filed one late Form 4.

ITEM 12. PRINCIPAL SHAREHOLDERS AND SHARE OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND BY MANAGEMENT


     The following table sets forth certain information as to the beneficial ownership of the Company's equity securities as of March 31, 2005 by (i) each director or nominee of the Company, (ii) each Named Executive Officer, (iii) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the beneficial ownership for each person consists of the sole voting and sole investment power with respect to all shares beneficially owned by him. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.



                                                                                   PERCENTAGE OF
                                              NUMBER OF SHARES                    OUTSTANDING SHARES
PERSON AND ADDRESS                            OF COMMON STOCK (9)                   OF COMMON STOCK
------------------                            -------------------                   ---------------

Andrew M. Saul                                  2,959,692                                18.9%
   9 West 57th Street
   New York, NY  10019 (1)

Joseph E. Saul                                  2,959,692                                18.9%
   9 West 57th Street
   New York, NY  10019 (2)

Norma G. Saul                                   2,959,692                                18.9%
   9 West 57th Street
   New York, NY  10019 (3)

Royce & Associates, LLC                         1,354,550                                 8.6%
   1414 Avenue of the Americas
   New York, NY 10019 (8)

Mellon Financial Corporation                      904,249                                 5.9%
   One Mellon Center
   Pittsburgh, PA 15258 (8)

Brian Woolf                                       424,124                                 2.6%
   Cache Inc.
   1440 Broadway
   New York, NY 10018 (4)


Thomas E. Reinckens                               163,828                                 1.0%
   Cache Inc.
   1440 Broadway
   New York, NY 10018 (5)





                                                                                   PERCENTAGE OF
                                              NUMBER OF SHARES                    OUTSTANDING SHARES
PERSON AND ADDRESS                            OF COMMON STOCK (9)                   OF COMMON STOCK
------------------                            -------------------                   ---------------


Morton J. Schrader                                 19,500                                   *
   230 Park Avenue, 18th Floor
   New York, NY 10166

Arthur S. Mintz                                      None                                   N/A
   70 West 36th  Street
   New York, NY 10018

Gene G. Gage                                         None                                   N/A
   Cache Inc.
   1440 Broadway
   New York, NY 10018

Catherine McNeal                                   41,250                                   *
   Cache Inc.
   1440 Broadway
   New York, NY  10018 (6)

Maria Comfort                                      24,375                                   *
    Cache Inc.
    1440 Broadway
    New York, NY 10018 (7)

All Current Executive                           3,632,769                                 22.4%
Officers and Directors as a
Group (eight persons)

-------------------------------


 * Less than 1% of the outstanding shares of common stock.



(1) Represents (a) 825,630 shares held directly by Andrew Saul, (b) 874,962 shares beneficially owned by Joseph Saul, Andrew Saul's father, (c) 1,251,600 shares held by Norma Saul, Andrew Saul's mother, and (d) 7,500 shares held by the Andrew Saul Foundation, of which Andrew Saul is a director. All of the foregoing shares are subject to an oral agreement, subject in the case of the trusts to any fiduciary duties of the trustees, to vote and dispose of the shares jointly. The holders of the foregoing shares have filed with the SEC as a "group" within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934. Each of these holders disclaims beneficial ownership of all shares other than those held in his, her or its name.

(2) Represents (a) 852,462 shares held directly by Joseph Saul, (b) 1,251,600 shares held by Norma Saul, Joseph Saul's wife, (c) 833,130 shares beneficially owned by Andrew Saul, Joseph Saul's son and (d) 22,500 shares held by the Joseph
E. and Norma G. Saul Foundation, of which Joseph Saul is a director. All of the foregoing shares are subject to an oral agreement, subject in the case of the trusts to any fiduciary duties of the trustees, to vote and dispose of these shares jointly. The holders of the foregoing shares have filed with the SEC as a "group" within the meaning of Rule 13d-3 of the Securities Exchange act of 1934. Each of these holders disclaims beneficial ownership of all shares other than those held in his, her or its name.

(3) Represents (a) 1,251,600 shares held directly by Norma Saul, (b) 852,462 shares beneficially owned by Joseph Saul, Norma Saul's husband, (c) 833,130 shares held by Andrew Saul, Norma Saul's son and (d) 22,500 shares held by the Joseph E. and Norma G. Saul Foundation, of which Norma Saul is a director. All of the foregoing shares are subject to an oral agreement, subject in the case of the trusts to any fiduciary duties of the trustees, to vote and dispose of these shares jointly. The holders of the foregoing shares have filed with the SEC as a "group" within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934. Each of these holders disclaims beneficial ownership of all shares other than those held in his, her or its name.

(4)  Includes options to acquire 343,124 shares of our common stock.

(5)  Includes options to acquire 113,250 shares of our common stock.

(6)  Includes options to acquire 31,875 shares of our common stock.

(7)  Includes options to acquire 24,375 shares of our common stock.

(8) Information is based solely on the most recent Form 13F filed by the holder with the SEC.

(9) Number of shares of Common stock reflects the 3 for 2 stock split effective June 18, 2004.

     See also "Market for the Registrant's Common Stock and Related Stockholder Matters" under Part II, Item 5 of Registrant's report on Form 10-K for the fiscal year ended January 1, 2005, previously filed with the Securities and Exchange Commission.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

See Also "Executive Compensation--Compensation Committee Interlocks and Insider Participation."

     As of March 31, 2005, the Sauls beneficially owned in the aggregate 2,959,692 shares of the Company's outstanding Common Stock, representing approximately 18.9% of the Company's outstanding Common Stock. See "Principal Shareholders and Share Ownership by Management."

ITEM 14. PRINCIPAL ACCOUNTING FIRM FEES


The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 27, 2003 and January 1, 2005 by KPMG LLP.


         -------------------------- ------------------ -------------------
                   FEES               FISCAL 2003          FISCAL 2004
                                         AMOUNT               AMOUNT
         -------------------------- ------------------ -------------------
         AUDIT FEES                   $149,500             $322,707
         -------------------------- ------------------ -------------------
         AUDIT-RELATED FEES
                                      $193,939             $402,000
         -------------------------- ------------------ -------------------
         TAX FEES                     $    --              $   --
         -------------------------- ------------------ -------------------
         ALL OTHER FEES               $    --              $   --
         -------------------------- ------------------ -------------------
         Total Fees                   $343,439             $724,707
         -------------------------- ------------------ -------------------


The Audit Committee of the Board of Directors has considered whether the provision of these services is compatible with maintaining the principal accountants' independence.

Audit fees includes fees for annual audit and reviews of the Company's quarterly reports on Form 10-Q, as well as statutory audits and audits of subsidiaries.

Audit-related fees include fees for audits of benefit plans and audits related to a potential stock offering, as well as testing of internal controls for Sarbannes Oxley compliance during fiscal 2004.

All other fees include fees for evaluations and advisory services. During fiscal 2003, the Audit Committee implemented a procedure to require pre-approval of all services performed by the Independent Auditors.

Consequently during fiscal 2003 and 2004, any project which management hired the principal accountants to perform was presented to the Audit Committee, along with an estimate of the costs to be incurred. The Audit Committee would review and approve the estimate. The Audit Committee was updated by management, if additional costs were incurred. All projects which were performed by the independent accountants were approved by the Audit Committee during fiscal 2003 and 2004.

                                   Signatures

     Pursuant to the requirement of section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Dated:   May 2, 2005
                                       CACHE, INC.


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