Form 10-Q
period 2005-04-02
CACHE INC
filed 2005-05-11
CIK 350199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2005
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from.......to.......
                         COMMISSION FILE NUMBER: 0-10345

                                   CACHE, INC.

             (Exact name of registrant as specified in its Charter)

                FLORIDA                                  59-1588181
   ----------------------------------         ----------------------------------
    (State or other jurisdiction o             (IRS Employer Identification No.)
    incorporation or organization)

                     1440 BROADWAY, NEW YORK, NEW YORK 10018
                     --------------------------------- -----
               (Address of principal executive offices) (zip code)

                                  212-575-3200
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]        NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               YES [X]        NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

       COMMON STOCK, $.01                                15,706,428
-----------------------------------          -----------------------------------
   CLASS OF STOCK OUTSTANDING                    OUTSTANDING AT MAY 10, 2005

                          CACHE, INC. AND SUBSIDIARIES

                                      INDEX


 PART I. FINANCIAL INFORMATION

   Item 1.           Financial Statements (unaudited)                                            2
                     Condensed Consolidated Balance Sheets                                       3
                     Condensed Consolidated Statements of Income                                 4
                     Condensed Consolidated Statements of Cash Flows                             5
                     Notes to the Condensed Consolidated Financial Statements                    6
   Item 2.           Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                      10
   Item 3.           Quantitative and Qualitative Disclosures About Market Risk                 13
   Item 4.           Controls and Procedures                                                    14


 PART II. OTHER INFORMATION

    Item 4.           Submission of Matters to a Vote of Security Holders                       15
    Item 6.           Exhibits                                                                  15


 SIGNATURES                                                                                     16

                                                           CACHE, INC. AND SUBSIDIARIES
                                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                     (UNAUDITED)
                                                                                                                        March 27,
   ASSETS                                                                                                                 2004
                                                                                                                          ----
                                                                       April 2,               January 1,            As restated, see
                                                                        2005                    2005                    NOTE 10
                                                                        ----                    ----                    -------
   Current assets:
           Cash and equivalents                               $         18,646,000    $         16,848,000     $        18,200,000
           Marketable securities                                        24,000,000              25,874,000              22,538,000
           Receivables, net                                              5,992,000               6,545,000               3,865,000
           Inventories                                                  34,393,000              32,296,000              29,824,000
           Deferred income taxes                                           616,000                 567,000                 930,000
           Prepaid expenses and other current assets                     1,600,000               1,948,000               1,000,000
                                                              --------------------    --------------------     -------------------
                       Total current assets                             85,247,000              84,078,000              76,357,000


   Equipment and leasehold improvements, net                            48,287,000              47,118,000              35,307,000
   Other assets                                                            850,000                 832,000                 832,000
                                                              --------------------    --------------------     -------------------

                       Total assets                           $        134,384,000    $        132,028,000     $       112,496,000
                                                              ====================    ====================     ===================

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
           Accounts payable                                   $         16,957,000    $         17,055,000     $        16,259,000
           Income taxes payable                                            502,000               ---                       224,000
           Accrued compensation                                          2,563,000               1,927,000               1,719,000
           Accrued liabilities                                          10,164,000              11,627,000               9,822,000
                                                              --------------------    --------------------     -------------------
                       Total current liabilities                        30,186,000              30,609,000              28,024,000

   Other liabilities                                                    14,496,000              13,556,000               9,452,000
   Deferred income taxes, net                                            2,978,000               3,023,000                 701,000

   Commitments and contingencies

   STOCKHOLDERS' EQUITY
          Common stock, par value $.01; authorized, 20,000,000 shares;
           15,702,053, 15,655,053 and 10,416,150 shares issued
           and outstanding                                                 157,000                 157,000                 104,000
          Additional paid-in capital                                    34,832,000              34,705,000              34,285,000
          Retained earnings                                             51,735,000              49,978,000              39,930,000
                                                              --------------------    --------------------     -------------------
                       Total stockholders' equity                       86,724,000              84,840,000              74,319,000
                                                              --------------------    --------------------     -------------------

                       Total liabilities and stockholders'
                       equity                                 $        134,384,000    $        132,028,000     $       112,496,000
                                                              ====================    ====================     ===================




See accompanying Notes to Condensed Consolidated Financial Statements.

                                             CACHE, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                             FOR THE THIRTEEN WEEKS ENDED
                                                    (UNAUDITED)
                                                                      April 2,                March 27,
                                                                        2005                    2004
                                                              --------------------     -------------------

   Net sales                                                  $         62,793,000     $        57,194,000

   Cost of sales, including occupancy and buying costs                  35,660,000              31,506,000
                                                              --------------------     -------------------

   Gross profit                                                         27,133,000              25,688,000
                                                              --------------------     -------------------

   Expenses
       Store operating expenses                                         20,593,000              16,889,000
       General and administrative expenses                               3,789,000               3,648,000
                                                              --------------------     -------------------
            Total  expenses
                                                                        24,382,000              20,537,000
                                                              --------------------     -------------------

   Operating income                                                      2,751,000               5,151,000

   Interest income                                                         157,000                  95,000
                                                              --------------------     -------------------

   Income before income taxes                                            2,908,000               5,246,000

   Income tax provision                                                  1,151,000               1,997,000
                                                              --------------------     -------------------


   Net income                                                 $          1,757,000     $         3,249,000
                                                              ====================     ===================


   Basic earnings per share                                                  $0.11                   $0.21
                                                                 =================       =================

   Diluted earnings per share                                                $0.11                   $0.20
                                                                 =================       =================



   Basic weighted average shares outstanding                            15,686,000              15,438,000
                                                                 =================       =================

   Diluted weighted average shares outstanding                          16,002,000              15,957,000
                                                                 =================       =================



See accompanying Notes to Condensed Consolidated Financial Statements.

                                             CACHE, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE THIRTEEN WEEKS ENDED
                                                    (Unaudited)
                                                                                              March 27,
                                                                                                2004
                                                                       April 2,           As restated, see
                                                                         2005                  Note 10
                                                                 -----------------       -----------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   -------------------------------------
   Net income                                                 $          1,757,000     $         3,249,000
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                   2,238,000               1,740,000
         (Decrease) increase in deferred income taxes                     (94,000)                  20,000
         Reversal of future rent escalations                             (362,000)               (243,000)

   Change in assets and liabilities:
   ---------------------------------
   Decrease in receivables                                                 553,000                 749,000
   Increase in inventories                                             (2,097,000)             (3,100,000)
   Decrease in prepaid expenses and other current assets                   348,000                 239,000
   (Decrease) increase in accounts payable                                (98,000)               1,897,000
   Increase in income taxes payable                                        502,000               1,494,000
   Increase (decrease) in accrued liabilities
     and accrued compensation                                              554,000             (3,467,000)
                                                              --------------------     -------------------

   Net cash provided by operating activities                             3,301,000               2,578,000
                                                              --------------------     -------------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
   -------------------------------------
   Maturities of marketable securities                                   5,117,000                 ---
   Purchases of marketable securities                                  (3,243,000)             (2,792,000)
   Purchases of equipment and leasehold improvements                   (3,486,000)             (3,172,000)
                                                              --------------------     -------------------

   Net cash used in investing activities                               (1,612,000)             (5,964,000)
                                                              --------------------     -------------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
   -------------------------------------
   Proceeds from the issuance of common stock                              127,000               4,658,000
   Other, net                                                             (18,000)                  41,000
                                                              --------------------     -------------------

   Net cash provided by financing activities                               109,000               4,699,000
                                                              --------------------     -------------------

   Net increase in cash and equivalents                                  1,798,000               1,313,000
   Cash and equivalents, at beginning of period                         16,848,000              16,887,000
                                                              --------------------     -------------------
   Cash and equivalents, at end of period                      $        18,646,000     $        18,200,000
                                                              ====================     ===================

   Supplemental disclosure of cash flow information:

   Income taxes paid                                          $             56,000     $           197,000
   Income tax benefit from stock option exercises                           ---                  1,270,000


See accompanying Notes to Condensed Consolidated Financial Statements.

                                   CACHE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

References to the "Company," "we," "us," or "our" means Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. We operate two chains of women's apparel specialty stores of which 257 stores are operated under the trade name "Cache" and 37 stores are operated under the trade name "Lillie Rubin", as of April 2, 2005.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States. However, in the opinion of our management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may materially differ from these estimates.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended January 1, 2005, which are included in the Company's Annual Report on Form 10-K with respect to such period filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The January 1, 2005 condensed consolidated balance sheet amounts are derived from the Company's audited consolidated financial statements.

The Company's Fiscal Year ("Fiscal Year" or "Fiscal") refers to the 52 or 53 weeks, as applicable, ending the Saturday nearest to December 31. The year ended December 31, 2005 ("Fiscal 2005") is a 52 week year as compared to the years ended January 1, 2005 ("Fiscal 2004") and December 27, 2003 ("Fiscal 2003"), that are 53 and 52 week years, respectively.

The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2004 10-K.

2. COMMON STOCK SPLIT

On June 18, 2004, we completed a three-for-two stock split for holders of record on May 21, 2004. All share amounts have been retroactively restated to reflect the stock split.


3. STOCK BASED COMPENSATION

We periodically grant stock options to our employees, and we account for these stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). We have also adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148"). In accordance with the provisions of SFAS No. 148 and APB No. 25, we have not recognized compensation expense related to stock options. If the options are granted to employees below fair market value, compensation expense is recognized. If we would have elected to recognize compensation expense based on the fair value of options at grant date, as prescribed by SFAS No. 148, our net income and income per share would have been reduced to the pro forma amounts indicated in the following table:

                                                                          13 Weeks Ended
                                                              ----------------------------------------
                                                                April 2,                   March 27,
                                                                  2005                       2004
                                                              -------------              -------------
Net income:
  As reported                                                    $1,757,000                $3,249,000
  Deduct:  Total stock based employee
  compensation expense determined under fair
  value based method, net of taxes                                (143,000)                 (272,000)
Pro forma net income                                             $1,614,000                $2,977,000
Basic earnings per share:
  As reported                                                         $0.11                     $0.21
  Pro forma                                                            0.10                      0.19
Diluted earnings per share:
  As reported                                                         $0.11                     $0.21
  Pro forma                                                            0.10                      0.19


There were no option grants in the thirteen week period ended April 2, 2005. For the thirteen week period ended March 27, 2004, stock options totaling 105,000 were granted.


4. BASIC AND DILUTED EARNINGS

In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per share has been computed based upon the weighted average of common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.

Earnings per common share has been computed as follows:


                                                                           13 Weeks Ended
                                                              -----------------------------------------

                                                                  April 2,                 March 27,
                                                                    2005                     2004
                                                              ----------------         ----------------
Net income                                                          $1,757,000               $3,249,000
Basic weighted number of average
   shares outstanding                                               15,686,000               15,438,000
Incremental shares from assumed issuances
   of stock options                                                    316,000                  519,000
Diluted weighted average number of  shares outstanding              16,002,000               15,957,000

Net income per share - Basic                                             $0.11                    $0.21
                     - Diluted                                           $0.11                    $0.20


Options to purchase 1,596,000 common shares with exercise prices ranging from $1.73 to $15.17 per share were outstanding at April 2, 2005, and options to purchase 1,775,000 common shares with exercise prices ranging from $1.73 to $15.17 per share were outstanding at March 27, 2004 and, in each case, were included in the computation of diluted earnings per share for the fiscal quarter ended April 2, 2005 and March 27, 2004, respectively.

5. RECENT ACCOUNTING PRONOUNCEMENTS


In December 2004, the FASB published SFAS No. 123R, pursuant to which all forms of share-based payments to employees, including employee stock options, would be treated as compensation and recognized in the income statement. SFAS No. 123R is effective beginning the first quarter of Fiscal 2006. The Company currently accounts for stock options under APB No. 25. The Company is continuing to evaluate the full impact of SFAS No. 123R for its adoptions in the first quarter of Fiscal 2006.

In December 2004, the FASB published Statement of Financial Accounting Standards No. 151, "Inventory Costs" ("SFAS No. 151"), an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4, which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company has determined that SFAS No. 151 will not have a material impact on its condensed consolidated results of operations, financial position or cash flows.

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"), was issued in March 2005. This interpretation will be effective for the Company in the fourth quarter of 2005 and clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is currently in the process of determining the impact.


6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                                  April 2,             January 1,             March 27,
                                                                    2005                  2005                  2004
                                                             ------------------    ------------------    ------------------


 Leasehold improvements                                     $        46,317,000   $        45,349,000   $        36,734,000
 Furniture, fixtures and equipment                                   46,875,000            45,049,000            37,917,000
                                                             ------------------    ------------------    ------------------
                                                                     93,192,000            90,398,000            74,651,000

 Less: accumulated depreciation
    and amortization                                                 44,905,000            43,280,000            39,344,000
                                                             ------------------    ------------------    ------------------

                                                            $        48,287,000   $        47,118,000   $        35,307,000
                                                             ==================    ==================    ==================



7. ACCRUED LIABILITIES

                                                                 April 2,             January 1,             March 27,
                                                                   2005                  2005                  2004
                                                             ------------------    ------------------    ------------------


 Operating expenses                                         $         2,530,000   $         3,315,000   $         2,647,000
 Taxes, other than income taxes                                       1,547,000             2,185,000             1,668,000
 Group insurance                                                        530,000               509,000               457,000
 Sales return reserve                                                   969,000               832,000               812,000
 Leasehold additions                                                    849,000               928,000             1,205,000
 Other customer deposits                                              3,739,000             3,858,000             3,033,000
                                                             ------------------    ------------------    ------------------

                                                            $        10,164,000   $        11,627,000   $         9,822,000
                                                             ==================    ==================    ==================

8. BANK DEBT

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

There have been no borrowings against the line of credit during fiscal 2005 and fiscal 2004. There were outstanding letters of credit of $1.6 million, $3.1 million and $1.3 million, pursuant to the Amended Revolving Credit Facility, at April 2, 2005, January 1, 2005 and March 27, 2004, respectively.


9. CONTINGENCIES

The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss. We have not provided any third party financial guarantees as of and for the thirteen weeks April 2, 2005.


10. RESTATEMENT OF BALANCE SHEET AND STATEMENT OF CASH FLOWS

Subsequent to the issuance of the condensed consolidated financial statements for the period ended March 27, 2004, we determined that our lease incentives should have been classified within other liabilities rather than equipment and leaseholds on the condensed consolidated balance sheet and as an investing activity, rather than an operating activity on the condensed consolidated statement of cash flows. In addition, we determined that several marketable securities were misclassified as cash and equivalents at March 27, 2004. As a result, the condensed consolidated balance sheet and the condensed consolidated statement of cash flows as of and for the thirteen weeks ended March 27, 2004 have been restated to reflect the lease incentives within other liabilities, rather than within equipment and leaseholds on the condensed consolidated balance sheet and as an investing activity, rather than an operating activity on the condensed consolidated statement of cash flows, as well as restating marketable securities to reflect a reduction in investing activity. A summary of the effect of the restatement on the condensed consolidated balance sheet and condensed consolidated cash flow provided by (used in) operating and investing activities is as follows:

                                                                          As Previously
                                                                            Reported        As Restated
                                                                            --------        -----------
For the thirteen weeks ended March 27, 2004:
   Cash flow provided by operating activities                                  $2,037,000      $2,578,000
   Cash flow provided by (used in) investing activities                        $2,962,000     ($5,964,000)

As of March 27, 2004:
   Cash and Cash equivalents                                                  $26,585,000     $18,200,000
   Marketable securities                                                      $14,153,000     $22,538,000
   Equipment and leasehold improvements                                       $26,984,000     $35,307,000
   Other liabilities                                                           $1,129,000      $9,452,000

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


RESULTS OF OPERATIONS

The following table sets forth our results of operations for the thirteen week periods ended April 2, 2005 and March 27, 2004, expressed as a percentage of net sales.

                                                                                   Thirteen Weeks Ended
                                                                         ------------------------------------------
                                                                             April 2,                 March 27,
                                                                               2005                     2004
                                                                         ----------------           ---------------
                Sales                                                         100.0%                   100.0%
                Cost of sales                                                  56.8                     55.1
                Gross profit                                                   43.2                     44.9
                Store operating expenses                                       32.8                     29.5
                General and administrative expenses                             6.0                      6.4
                Operating income                                                4.4                      9.0
                Other income                                                    0.3                      0.2
                Income before income taxes                                      4.6                      9.2
                Income tax provision                                            1.8                      3.5
                Net income                                                      2.8                      5.7


NET SALES

Net sales increased to $62.8 million from $57.2 million, an increase of $5.6 million or 9.8%, over the prior year period. Comparable store sales (sales for stores open at least one year or more) increased $0.7 million or 1%, during the quarter. Net sales from new stores and non-comparable stores were $4.9 million during the current quarter.

GROSS PROFIT

Gross profit increased to $27.1 million from $25.7 million, an increase of $1.4 million or 5.4%, over the prior year period. This increase was the combined result of higher net sales and increased gross profit margins. As a percentage of net sales, gross profit decreased to 43.2% from 44.9%. This decrease as a percentage of net sales was primarily due to higher markdowns taken.

STORE OPERATING EXPENSES

Store operating expenses increased to $20.6 million from $16.9 million, an increase of $3.7 million or 21.9%, over the prior year period. This increase is primarily attributable to the increase in the number of stores open. As a percentage of net sales, store operating expenses increased to 32.8% from 29.5% for the thirteen week period, primarily due to higher payroll, depreciation and advertising expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $3.8 million from $3.6 million, an increase of $141,000 or 3.9%, over the prior year period. As a percentage of net sales, general and administrative expenses decreased to 6.0% from 6.4%, primarily due to lower incentive bonus accruals, as compared to last year.

INCOME TAXES

Income taxes decreased to $1.2 million from $2.0 million, for the prior year period. The decrease was primarily attributable to lower taxable income in fiscal 2005. The estimated effective tax rate for fiscal 2005 and fiscal 2004 were 39.5% and 39.0% respectively, including state and local income taxes.

INTEREST INCOME

Interest income increased to $157,000 from $95,000, an increase of $62,000 over the prior year period, primarily due to higher average cash balances, as well as higher interest rates.

NET INCOME

As a result of the factors discussed above, net income decreased to $1.8 million from $3.2 million for the prior year period.


LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores, and to improve and enhance our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operating activities during the second half of the fiscal year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operating activities during the second half of the year. We expect to continue to meet our cash requirements primarily through cash flows from operating activities, existing cash and cash equivalents, and short-term investments. In addition, we have available a $17.5 million revolving credit facility (the "credit facility") with Bank of America Retail Finance, and we have not had outstanding borrowings under the credit facility for several years. At April 2, 2005, we had working capital of $55.1 million, cash and cash equivalents of $18.6 million, short-term investments of $24.0 million, and no third party debt outstanding.

The following table sets forth our cash flows for the period indicated:

                                                                                    ------------------------------
                                                                                        Thirteen weeks ended
                                                                                    ------------------------------
                                                                                      April 2,        March 27,
                                                                                        2005             2004
                                                                                    -------------    -------------
Net cash from operating activities..............................................       $3,301,000       $2,578,000
Net cash from investing activities..............................................      (1,612,000)      (5,964,000)
Net cash from financing activities..............................................          109,000        4,699,000
                                                                                    -------------    -------------

Net increase in cash and cash equivalents.......................................       $1,798,000       $1,313,000
                                                                                    =============    =============


During the thirteen weeks ended April 2, 2005, we increased our cash and cash equivalents by $1.8 million, primarily due to net matured investments of $1.9 million, net income of $1.8 million and depreciation of $2.2 million, partially offset by inventory purchases of $2.1 million, and expenditures for our new store expansion and remodeling program totaled $3.5 million.

We plan to open approximately 20 to 30 new stores during fiscal 2005. Five new stores were opened in March 2005 and two new stores opened in April. We anticipate opening the remaining new stores during the balance of 2005. We renovated three existing stores in the first quarter. We spent $3.5 million through April 2, 2005 and expect to spend an additional $15 million to $17 million in 2005, for both new store and existing store construction and remodeling.

INFLATION

We do not believe that our sales revenue or operating results have been materially impacted by inflation during the past three fiscal years. There can be no assurance, however, that our sales revenue or operating results will not be impacted by inflation in the future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. In the normal course of our business, we enter into operating leases for store locations and utilize letters of credit principally for the importation of merchandise. We do not have any undisclosed material transactions or commitments involving related persons or entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements in our fiscal 2004 10-K. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results will differ from these under different assumptions or conditions.

Our management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of the Consolidated Financial Statements.

Inventories. Our inventories are valued at lower of cost or market using the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Management believes that our RIM provides an inventory valuation which results in a carrying value at the lower of cost or market.

Marketable Securities - Marketable securities at April 2, 2005, January 1, 2005 and March 27, 2004 primarily consist of short-term United States Treasury bills. We classify its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the securities until maturity. Because our held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity as an adjustment to yield using the effective interest method. Interest income is recognized when earned.

Finite-lived assets. We evaluate the fair value and future benefits of finite-lived assets whenever events and changes in circumstances suggest. We perform an analysis of the anticipated undiscounted future net cash flows of the related finite-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates.

Revenue recognition - Sales are recognized at the "point of sale," which occurs when merchandise is sold in an "over-the-counter" transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the time of delivery to the customer. Our customers can return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience.

Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred for shipping and handling are included in cost of sales.

Income Taxes. Temporary differences arising from differing treatment of income and expense items for tax and financial reporting purposes result in deferred tax assets and liabilities that are recorded on the balance sheet. These balances, as well as income tax expense, are determined through management's estimations, interpretation of tax law for multiple jurisdictions and tax planning. If our actual results differ from estimated results due to changes in tax laws, new store locations or tax planning, the our effective tax rate and tax balances could be affected. As such these estimates may require adjustment in the future as additional facts become known or as circumstances change.

Seasonality. We experience seasonal and quarterly fluctuations in net sales and operating income. Quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, fashion trends and shifts in timing of certain holidays. Our business is subject to seasonal influences, characterized by highest sales during the fourth quarter (October, November and December) and lowest sales during the third quarter (July, August and September).


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the following types of market risk-fluctuations in the purchase price of merchandise, as well as other goods and services: the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to our inventory turn rate and its historical ability to pass through the impact of any generalized changes in its cost of goods sold to its customers through pricing adjustments, commodity and other product risks are not expected to be material. We purchase substantially all merchandise in U.S. dollars.

Our exposure to market risk for changes in interest rates relates to cash, cash equivalents and marketable securities. As of April 2, 2005, our cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate, U.S. treasury instruments and tax exempt municipal bonds rated AA or better, which bear interest at a fixed rate. Due to the average maturity and the conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.


ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to our management, including the Chief Executive Officer "CEO" and the Chief Financial Officer "CFO", as appropriate, to allow timely decisions regarding the required disclosure. As of the end of the period covered by this Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of these disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective.

In connection with the preparation of the Annual Report on Form 10-K, as of January 1, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In performing this evaluation, we reviewed the our lease accounting and leasehold depreciation practices in light of the February 7, 2005 letter issued by the Office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants. As a result of this review, we concluded that our previously established lease accounting and leasehold improvement depreciation practices were not appropriate and determined that the our cash flows from operations and cash used in investing activities over the last several years had been understated. There was no impact on net income, as a result of the changes. Accordingly, we determined to restate certain of its previously issued financial statements to reflect the correction in the Company's lease accounting and leasehold improvement depreciation practices. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of January 1, 2005. However, this was corrected in the first quarter of 2005 and currently our disclosure controls and procedures are effective.

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



                                           Dated:  May 10, 2005

                                           CACHE, INC.




                                           BY:      /S/ BRIAN WOOLF
                                                    --------------------
                                                    Brian Woolf
                                                    Chairman and Chief
                                                    Executive Officer
                                                    (Principal Executive
                                                    Officer)


                                           BY:      /S/ MARGARET FEENEY
                                                    --------------------
                                                    Margaret Feeney
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT 11.1
           CALCULATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE

                      (In thousands except per share data)

                                                                                     THIRTEEN WEEKS ENDED
                                                                            ----------------------------------------
                                                                              April 2,                   March 27,
                                                                                2005                       2004
                                                                            --------------             -------------


         EARNINGS PER SHARE

         Net Income Applicable to Commo
         Stockholders                                                      $     1,757,000            $    3,249,000
                                                                            ==============             =============


         BASIC EARNINGS PER SHARE

         Weighted Average Number of Common
         Shares Outstanding                                                     15,686,000                15,438,000
                                                                            ==============             =============

         Basic Earnings Per Share                                                    $0.11                     $0.21
                                                                            ==============             =============



         DILUTED EARNINGS PER SHARE

         Weighted Average Number of
          Common Shares Outstanding                                             15,686,000                15,438,000

         Assuming Conversion of
          Outstanding Stock Options                                              1,596,000                 1,775,000

         Less Assumed Repurchase
          of Common Stock Pursuant
          to the Treasury Stock Method                                         (1,280,000)               (1,256,000)
                                                                            ==============             =============


         Weighted Average Number of
          Common Shares Outstanding                                             16,002,000                15,957,000
                                                                            ==============             =============



         Diluted Earnings Per Share                                                  $0.11                     $0.20
                                                                            ==============             =============

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

               c) evaluated the effectiveness of Cache's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

               d) disclosed in this report any changes in Cache's internal control over financial reporting that occurred during Cache's first quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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


                       May 10, 2005                 By:  /S/ BRIAN WOOLF
                                                         ------------------
                                                            Brian Woolf
                                                            Chairman and Chief
                                                            Executive Officer
                                                            (Principal Executive
                                                            Officer)

                                  EXHIBIT 31.2
                                  CERTIFICATION

I, Margaret Feeney, certify that:

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

               c) evaluated the effectiveness of Cache's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

               d) disclosed in this report any changes in Cache's internal control over financial reporting that occurred during Cache's first quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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


                    May 10, 2005          By:    /S/ MARGARET FEENEY
                                                 -------------------
                                                    Margaret  Feeney
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to and solely for the purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in the capacity and on the date indicated below that:

      1. The Quarterly Report of Cache, Inc. on Form 10-Q for the period ending April 2, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Cache, Inc.




           May 10, 2005                   BY:  /S/ BRIAN WOOLF
                                               ---------------
                                                   Brian Woolf
                                                   Chairman and Chief
                                                   Executive Officer
                                                   (Principal Executive
                                                   Officer)





           May 10, 2005                   By:  /S/ MARGARET FEENEY
                                               -------------------
                                                  Margaret Feeney
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)