Form 10-Q
period 2005-07-02
CACHE INC
filed 2005-08-11
CIK 350199

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q
                                    (Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2005
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                  212-575-3200
                                  ------------
              (Registrant's telephone number, including area code)
  ---------------------------------------------------------------------------
  (Former name, address and former fiscal year, if changed since last report)

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

                             YES  [X]           NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.01                            15,742,553
     --------------------------               -----------------------------
     Class of Stock Outstanding               Outstanding at August 10, 2005

                             CACHE, INC. AND SUBSIDIARIES

                                        INDEX



PART I. FINANCIAL INFORMATION





Item 1.         Financial Statements (unaudited)                              2
                Condensed Consolidated Balance Sheets                         3
                Condensed Consolidated Statements of Income                   4
                Condensed Consolidated Statements of Cash Flows               6
                Notes to the Condensed Consolidated Financial Statements      7
Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     12
Item 3.         Quantitative and Qualitative Disclosures About Market Risk    16
Item 4.         Controls and Procedures                                       17



PART II. OTHER INFORMATION


Item 5.         Other Information                                             18
Item 6.         Exhibits and Reports on Form 8-K                              18



SIGNATURES                                                                    19




                            CACHE, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                                                                                                               June 26,
                                                                                                                2004
                                                                                                                ----
ASSETS                                                          July 2,               January 1,           As restated, see
                                                                 2005                    2005                  Note 10
                                                                 ----                    ----                  -------
Current assets:
   Cash and equivalents                                      $ 17,166,000            $ 16,848,000            $ 16,673,000
   Marketable securities                                       25,964,000              25,874,000              23,960,000
   Receivables, net                                             3,511,000               6,545,000               4,895,000
   Inventories                                                 30,165,000              32,296,000              27,491,000
   Deferred income taxes                                          662,000                 567,000                 750,000
   Prepaid expenses and other current assets                    1,141,000               1,948,000                 776,000
                                                             ------------            ------------            ------------
                 Total current assets                          78,609,000              84,078,000              74,545,000


Equipment and leasehold improvements, net                      49,502,000              47,118,000              39,589,000
Other assets                                                      856,000                 832,000                 832,000
                                                             ------------            ------------            ------------

                 Total assets                                $128,967,000            $132,028,000            $114,966,000
                                                             ============            ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $ 11,370,000            $ 17,055,000            $ 11,588,000
   Income taxes payable                                           ---                     ---                     199,000
   Accrued compensation                                         1,427,000               1,927,000               2,865,000
   Accrued liabilities                                          9,487,000              11,627,000               9,073,000
                                                             ------------            ------------            ------------
                 Total current liabilities                     22,284,000              30,609,000              23,725,000

Other liabilities                                              14,557,000              13,556,000              11,442,000
Deferred income taxes, net                                      2,246,000               3,023,000                 973,000

Commitments and contingencies

STOCKHOLDERS' EQUITY
   Common stock, par value $.01; authorized, 20,000,000 shares;
    15,726,553, 15,655,053 and 15,634,178 shares issued
    and outstanding                                               157,000                 157,000                 156,000
   Additional paid-in capital                                  34,988,000              34,705,000              34,379,000
   Retained earnings                                           54,735,000              49,978,000              44,291,000
                                                             ------------            ------------            ------------
                 Total stockholders' equity                    89,880,000              84,840,000              78,826,000
                                                             ------------            ------------            ------------

                 Total liabilities and stockholders' equity  $128,967,000            $132,028,000            $114,966,000
                                                             ============            ============            ============




See accompanying Notes to Condensed Consolidated Financial Statements.

                           CACHE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE TWENTY-SIX WEEKS ENDED
                                   (Unaudited)


                                                          July 2,                June 26,
                                                           2005                    2004
                                                       ------------            ------------
Net sales                                              $129,763,000            $119,281,000

Cost of sales, including occupancy and buying costs      72,264,000              64,444,000
                                                       ------------            ------------

Gross profit                                             57,499,000              54,837,000
                                                       ------------            ------------

Expenses
   Store operating expenses                              41,871,000              35,337,000
   General and administrative expenses                    8,160,000               7,247,000
                                                       ------------            ------------
                 Total expenses                          50,031,000              42,584,000
                                                       ------------            ------------

Operating income                                          7,468,000              12,253,000

Interest income                                             400,000                 202,000
Other income, net                                           ---                      20,000
                                                       ------------            ------------

Income before income taxes                                7,868,000              12,475,000

Income tax provision                                      3,111,000               4,865,000
                                                       ------------            ------------


Net income                                             $  4,757,000            $  7,610,000
                                                       ============            ============


Basic earnings per share                                      $0.30                   $0.49
                                                       ============            ============

Diluted earnings per share                                    $0.30                   $0.48
                                                       ============            ============



Basic weighted average shares outstanding                15,700,000              15,536,000
                                                       ============            ============

Diluted weighted average shares outstanding              15,830,000              15,986,000
                                                       ============            ============



See accompanying Notes to Condensed Consolidated Financial Statements.

                         CACHE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THIRTEEN WEEKS ENDED
                                (Unaudited)

                                                           July 2,                June 26,
                                                            2005                    2004
                                                       ------------            ------------
Net sales                                              $ 66,970,000            $ 62,087,000

Cost of sales, including occupancy and buying costs      36,604,000              32,938,000
                                                       ------------            ------------

Gross profit                                             30,366,000              29,149,000
                                                       ------------            ------------

Expenses
   Store operating expenses                              21,278,000              18,448,000
   General and administrative expenses                    4,371,000               3,599,000
                                                       ------------            ------------
                 Total expenses                          25,649,000              22,047,000
                                                       ------------            ------------

Operating income                                          4,717,000               7,102,000

Interest income                                             243,000                 107,000
Other income, net                                           ---                      20,000
                                                       ------------            ------------

Income before income taxes                                4,960,000               7,229,000

Income tax provision                                      1,960,000               2,868,000
                                                       ------------            ------------


Net income                                             $  3,000,000            $  4,361,000
                                                       ============            ============


Basic earnings per share                                      $0.19                   $0.28
                                                       ============            ============

Diluted earnings per share                                    $0.19                   $0.27
                                                       ============            ============



Basic weighted average shares outstanding                15,712,000              15,634,000
                                                       ============            ============

Diluted weighted average shares outstanding              15,950,000              16,100,000
                                                       ============            ============


See accompanying Notes to Condensed Consolidated Financial Statements.


                          CACHE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY-SIX WEEKS ENDED
                                 (Unaudited)

                                                                                 June 26,
                                                                                   2004
                                                          July 2,             As restated, see
                                                           2005                  Note 10
CASH FLOWS FROM OPERATING ACTIVITIES:                  ------------            ------------
-------------------------------------
Net income                                             $  4,757,000            $  7,610,000
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                          4,606,000               3,621,000
   (Decrease) increase in deferred income taxes            (872,000)                472,000
   Deferred rent, net                                      (599,000)               (488,000)

Change in assets and liabilities:
Decrease (increase) in receivables                        3,034,000                (281,000)
Decrease (increase) in inventories                        2,131,000                (767,000)
Decrease in prepaid expenses and other current assets       807,000                 463,000
Decrease in accounts payable                             (5,685,000)             (2,774,000)
Increase in income taxes payable                            ---                   1,544,000
Decrease in accrued liabilities
   and accrued compensation                              (1,057,000)               (758,000)
                                                       ------------            ------------

Net cash provided by operating activities                 7,122,000               8,642,000
                                                       ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Maturities of marketable securities                      15,971,000               8,495,000
Purchases of marketable securities                      (16,061,000)            (12,709,000)
Purchases of equipment and leasehold improvements        (6,973,000)             (9,412,000)
                                                       ------------            ------------

Net cash used in investing activities                    (7,063,000)            (13,626,000)
                                                       ------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Proceeds from the issuance of common stock                  283,000               4,729,000
Other, net                                                  (24,000)                 41,000
                                                       ------------           -------------

Net cash provided by financing activities                   259,000               4,770,000
                                                       ------------           -------------

Net increase (decrease) in cash and equivalents             318,000                (214,000)
Cash and equivalents, at beginning of period             16,848,000              16,887,000
                                                       ------------           -------------
Cash and equivalents, at end of period                 $ 17,166,000            $ 16,673,000
                                                       ============           =============

Supplemental disclosure of cash flow information:


Income taxes paid                                      $  3,410,000            $  2,563,000
Income tax benefit from stock option exercises               36,000               1,345,000



See accompanying Notes to Condensed Consolidated Financial Statements.

                                   CACHE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

References to the "Company," "we," "us," or "our" means Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. We operate two chains of women's apparel specialty stores of which 259 stores are operated under the trade name "Cache" and 38 stores are operated under the trade name "Lillie Rubin", as of July 2, 2005.

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

The Company's Fiscal Year ("Fiscal Year" or "Fiscal") refers to the 52 or 53 weeks, as applicable, ending the Saturday nearest to December 31. The year ended December 31, 2005 ("Fiscal 2005") is a 52 week year as compared to the years ended January 1, 2005 ("Fiscal 2004") and December 27, 2003 ("Fiscal 2003"), that are a 53 and 52 week years, respectively.

The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2004 10-K.


2.  COMMON STOCK SPLIT

On June 18, 2004, we completed a three-for-two stock split for holders of record on May 21, 2004. All share amounts have been retroactively restated to reflect the stock split.


3.  STOCK BASED COMPENSATION

We periodically grant stock options to our employees, and we account for these stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). We have also adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). In accordance with the provisions of SFAS No. 148 and APB No. 25, we have not recognized compensation expense related to stock options. If the options are granted to employees below fair market value, compensation expense is recognized. If we would have elected to recognize compensation expense based on the fair value of options at grant date, as prescribed by SFAS No. 148, our net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:



                                                     13 Weeks Ended              26 Weeks Ended
                                               -------------------------    --------------------------
                                                  July 2,      June 26,        July 2,       June 26,
                                                   2005         2004            2005           2004
                                               -----------   -----------    -----------    -----------
Net income:
  As reported                                  $ 3,000,000   $ 4,361,000    $ 4,757,000    $ 7,610,000
  Deduct:  Total stock based employee
  compensation expense determined under fair
  value based method, net of taxes                (249,000)     (106,000)      (497,000)      (213,000)
                                               -----------   -----------    -----------    -----------
Pro forma net income                           $ 2,751,000   $ 4,255,000    $ 4,260,000    $ 7,397,000
                                               ===========   ===========    ===========    ===========
Basic earnings per share:
  As reported                                        $0.19         $0.28          $0.30          $0.49
  Pro forma                                          $0.18         $0.27          $0.27          $0.48
Diluted earnings per share:
  As reported                                        $0.19         $0.27          $0.30          $0.48
  Pro forma                                          $0.17         $0.26          $0.27          $0.46



There were 105,000 option grants in the 26 week period ended July 2, 2005. For the 26 week period ended June 26, 2004, stock options totaling 105,000 were granted.

The weighted average fair value of the Company's stock options was calculated using the Black-Scholes Option Pricing Model with the following weighted average assumptions used for grants in their respective periods. For the second quarter of 2005: no dividend yield; expected volatility of 54%; risk free interest rate of 4.00%; and expected life of 5.0 years. For the second quarter of 2004: no dividend yield; expected volatility of 71%; risk free interest rate of 3.64%; and expected life of 5.0 years.


4.  BASIC AND DILUTED EARNINGS

In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per share has been computed based upon the weighted average of common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.

Earnings per common share has been computed as follows:


                                                    13 Weeks Ended                 26 Weeks Ended
                                               -------------------------    --------------------------
                                                  July 2,      June 26,         July 2,      June 26,
                                                   2005          2004            2005          2004
                                               -----------   -----------    -----------    -----------
Net income                                     $ 3,000,000   $ 4,361,000    $ 4,757,000    $ 7,610,000

Basic weighted number of average
  shares outstanding                            15,712,000    15,634,000     15,700,000     15,536,000

Incremental shares from assumed issuances
  of stock options                                 238,000       466,000        130,000        450,000

Diluted weighted average number of  shares
  outstanding                                   15,950,000    16,100,000     15,830,000     15,986,000

Net income per share - Basic                         $0.19         $0.28          $0.30          $0.49
                     - Diluted                       $0.19         $0.27          $0.30          $0.48


                                       8

Options to purchase 1,567,750 common shares with exercise prices ranging from $1.73 to $15.17 per share were outstanding at July 2, 2005, and options to purchase 1,758,625 common shares with exercise prices ranging from $1.73 to $15.17 per share were outstanding at June 26, 2004 and, in each case, were included in the computation of diluted earnings per share for the 26 and 13 week periods ended July 2, 2005 and June 26, 2004, respectively.



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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-A Replacement of APB Opinion
No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"), was issued in March 2005. This interpretation will be effective for the Company in the fourth quarter of 2005 and clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company does not believe that the adoption of FIN 47 will have a significant effect on its financial statements.

6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS


                                        July 2,      January 1,      June 26,
                                         2005           2005           2004
                                     ------------   ------------   ------------
Leasehold improvements               $ 48,553,000   $ 45,349,000   $ 40,052,000
Furniture, fixtures and equipment      48,144,000     45,049,000     40,404,000
                                     ------------   ------------   ------------
                                       96,697,000     90,398,000     80,456,000


Less: accumulated depreciation
   and amortization                    47,195,000     43,280,000     40,867,000
                                     ------------   ------------   ------------

                                     $ 49,502,000   $ 47,118,000   $ 39,589,000
                                     ============   ============   ============


7.  ACCRUED LIABILITIES


                                        July 2,      January 1,      June 26,
                                         2005           2005           2004
                                     ------------   ------------   ------------
Operating expenses                   $  2,733,000   $  3,315,000   $  2,357,000
Taxes, other than income taxes          1,124,000      2,185,000      1,652,000
Group insurance                           558,000        509,000        513,000
Sales return reserve                      443,000        832,000        435,000
Leasehold additions                       945,000        928,000      1,129,000
Other customer deposits                 3,684,000      3,858,000      2,987,000
                                     ------------   ------------   ------------
                                     $  9,487,000   $ 11,627,000   $  9,073,000
                                     ============   ============   ============



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

There have been no borrowings against the line of credit during fiscal 2005 and fiscal 2004. There were outstanding letters of credit of $3.0 million, $3.1 million and $739,000, pursuant to the Revolving Credit Facility, at July 2, 2005, January 1, 2005 and June 26, 2004, respectively.


9. CONTINGENCIES

The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss. We have not provided any third party financial guarantees as of and for the twenty-six week period ended July 2, 2005.

10. RESTATEMENT OF BALANCE SHEET AND STATEMENT OF CASH FLOWS

Subsequent to the issuance of the condensed consolidated financial statements for the period ended June 26, 2004, we determined that our lease incentives should have been classified within other liabilities rather than equipment and leaseholds on the condensed consolidated balance sheet and lease incentives received in the condensed consolidated statement of cash flows changed from cash flows used in investing activities to cash flows provided by operating activities. In addition, we determined that several marketable securities were misclassified as cash and equivalents at June 26, 2004.

As a result, the condensed consolidated balance sheet and the condensed consolidated statement of cash flows as of and for the twenty-six week period ended June 26, 2004 have been restated to reflect the lease incentives within other liabilities, rather than within equipment and leaseholds on the condensed consolidated balance sheet and from cash flows used in investing activities to cash flows provided by operating activities in the condensed consolidated statement of cash flows changed. The Company restated marketable securities to reflect a reduction in investing activity. A summary of the effect of the restatement on the condensed consolidated balance sheet and condensed consolidated cash flow provided by (used in) operating and investing activities is as follows:

                                                   As Previously
                                                      Reported      As Restated
                                                    -----------     -----------
For the twenty-six weeks ended June 26, 2004:
  Cash flow provided by operating activities
  ($2,766,000 lease restatement impact)             $ 5,876,000     $ 8,642,000
  Cash flow used in investing activities
  ($2,766,000 lease and $4,773,000 investment
  restatement impact)                                (6,087,000)    (13,626,000)

As of June 26, 2004:
  Cash and Cash equivalents                          21,446,000      16,673,000
  Marketable securities                              19,187,000      23,960,000
  Equipment and leasehold improvements               29,310,000      39,589,000
  Other liabilities                                   1,163,000      11,442,000


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


RESULTS OF OPERATIONS
---------------------

The following table sets forth our results of operations for the 13 and 26 week periods ended July 2, 2005 and June 26, 2004, expressed as a percentage of net sales.


                                        13 Weeks Ended     26 Weeks Ended
                                        ---------------   ----------------
                                        July 2, June 26,  July 2,  June 26,
                                         2005     2004      2005     2004
                                        ------   ------    ------   ------
Sales                                   100.0%   100.0%    100.0%   100.0%
Cost of sales                            54.7     53.1      55.7     54.0
Gross profit                             45.3     46.9      44.3     46.0
Store operating expenses                 31.8     29.7      32.3     29.6
General and administrative expenses       6.5      5.8       6.3      6.1
Operating income                          7.0     11.4       5.8     10.3
Other income                              0.4      0.2       0.3      0.2
Income before income taxes                7.4     11.6       6.1     10.5
Income tax provision                      2.9      4.6       2.4      4.1
Net income                                4.5      7.0       3.7      6.4


We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:


                                         13 Weeks Ended     26 Weeks Ended
                                        -----------------------------------
                                        July 2,  June 26,  July 2,  June 26,
                                         2005     2004      2005     2004
                                        ------   -------   ------   ------

Total store count at end of period        297      269       297      269
Net sales growth                          7.9%    10.5%      8.8%    14.4%
Comparable store sales growth             5.0%     3.0%      3.0%     7.0%
Net sales per average square foot        $114     $119      $222     $231
Total square footage (in thousands)       600      549       600      549



Net sales
---------

Net sales increased to $129.8 million from $119.3 million, an increase of $10.5 million or 8.8%, over the prior year 26 week period. Comparable store sales (sales for stores open at least one year or more) increased $3.5 million or 3%, during the 26 week period. Net sales from new stores and non-comparable stores were $7.0 million, during the current 26 week period.

Net sales increased to $67.0 million from $62.1 million, an increase of $4.9 million, or 7.9%, over the same 13 week period last year. This reflects $2.8 million of additional net sales as a result of 5% increase in comparable store sales. Net sales increased $2.1 million as a result of additional sales from non-comparable stores, during the current 13 week period.


Gross profit
------------

Gross profit increased to $57.5 million from $54.8 million, an increase of $2.7 million or 4.9%, over the prior year 26 week period. This increase was primarily due to higher net sales. As a percentage of net sales, gross profit decreased to 44.3% from 46.0%. The decrease in gross profit as a percentage of net sales was primarily due to greater promotional activity and increased occupancy costs related to our store expansion program and was partially offset by higher initial markup.

Gross profit increased to $30.4 million from $29.1 million, an increase of $1.2 million, or 4.0%, over the same 13 week period last year. This increase was primarily due to higher net sales. As a percentage of net sales, gross profit decreased to 45.3% from 46.9%. The decrease in gross profit as a percentage of net sales was primarily due to the same factors as for the 26 week period.

Store operating expenses
------------------------

Store operating expenses increased to $41.9 million from $35.3 million, an increase of $6.5 million or 18.5%, over the prior year 26 week period. This increase is primarily attributable to the increase in the number of stores open. As a percentage of net sales, store operating expenses increased to 32.3% from 29.6% for the 26 week period, primarily due to higher payroll, depreciation, insurance and advertising expenses.

Store operating expenses increased to $21.3 million from $18.4 million, an increase of $2.8 million or 15.3% over the same 13 week period last year.
This increase is primarily due to an increase in the number of stores open.
As a percentage of sales, store operating expenses increased to 31.8% from 29.7% primarily due to the same factors as for the 26 week period.

General and administrative expenses
-----------------------------------

General and administrative expenses increased to $8.2 million from $7.2 million, an increase of $913,000 or 12.6%, over the same 13 week period last year. As a percentage of net sales, general and administrative expenses increased to 6.3% from 6.1%, primarily due higher payroll and professional fees and were partially offset by lower incentive bonus accruals, as compared to last year.

General and administrative expenses increased to $4.4 million from $3.6 million, an increase of $772,000 or 21.5%, above the same 13 week period last year. As a percentage of net sales, general and administrative expenses increased to 6.5% from 5.8% for the 13 week period, primarily due to the same factors as for the 26 week period.

Income taxes
------------

Income taxes decreased to $3.1 million from $4.9 million, as compared to the 26 week period last year. The decrease was primarily attributable to lower taxable income in fiscal 2005. The estimated effective tax rate for fiscal 2005 and fiscal 2004 were 39.5% and 39.0%, respectively, including state and local income taxes.

Income taxes decreased to $2.0 million from $2.9 million, as compared to the same 13 week period last year. The effective rate decreased from 39.7% to 39.5%.

Interest Income
---------------

Interest income increased to $400,000 from $202,000, an increase of $198,000 over the prior period, primarily due to higher average cash balances, as well as higher interest rates.

Interest income increased to $243,000 from $107,000 in the same 13 week period last year for the same reasons as the 26 week period.

Net income
----------

As a result of the factors discussed above, net income decreased to $4.8 million from $7.6 million for the prior year 26 week period.

Net income decreased to $3.0 million from $4.4 million below the same 13 week period last year.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores, and to improve and enhance our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operating activities during the second half of the fiscal year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operating activities during the second half of the year. We expect to continue to meet our cash requirements primarily through cash flows from operating activities, existing cash and cash equivalents, and short-term investments. In addition, we have available a $17.5 million revolving credit facility (the "credit facility") with Bank of America Retail Finance, although we have not had outstanding borrowings under the credit facility for several years. At July 2, 2005, we had working capital of $56.4 million, cash and cash equivalents of $17.2 million, short-term investments of $26.0 million, and no third party debt outstanding.

The following table sets forth our cash flows for the period indicated:

                                                       -----------------------
                                                        Twenty-six weeks ended
                                                       -----------------------
                                                        July 2,      June 26,
                                                          2005         2004
                                                       ----------   ----------
Net cash from operating activities.................... $7,122,000   $8,642,000
Net cash from investing activities.................... (7,063,000) (13,626,000)
Net cash from financing activities....................    259,000    4,770,000
                                                       ----------   ----------
Net increase (decrease) in cash and cash equivalents..   $318,000    ($214,000)
                                                       ==========   ==========


During the twenty-six weeks ended July 2, 2005, we increased our cash and cash equivalents by $0.3 million, primarily due to net income of $4.8 million, depreciation of $4.6 million and decreases in receivables of $3.0 million and inventories of $2.1 million, which were partially offset by accounts payable repayments of $5.7 million and expenditures for our new store expansion and remodeling program totaled $7.0 million.

We plan to open approximately 20 to 25 new stores during fiscal 2005. Five new stores were opened in the first quarter and four new stores opened in second quarter. We anticipate opening the remaining new stores during the balance of 2005. We renovated three existing stores in the first quarter and seven existing stores in the second quarter. We spent $7.0 million through July 2, 2005 and expect to spend an additional $8 million to $10 million in 2005, for both new store and existing store construction and remodeling.

Inflation
---------

We do not believe that our sales revenue or operating results have been materially impacted by inflation during the past three fiscal years. There can be no assurance, however, that our sales revenue or operating results will not be impacted by inflation in the future.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. In the normal course of its business, we enter into operating leases for store locations and utilize letters of credit principally for the importation of merchandise. We do not have any undisclosed material transactions or commitments involving related persons or entities.

Critical Accounting Policies and Estimates
------------------------------------------

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

Finite-lived assets. We evaluate the fair value and future benefits of finite-lived assets whenever events and changes in circumstances suggest. We peform an analysis of the anticipated undiscounted future net cash flows of the related finite-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections of our strategies change, the conclusion regarding impairment may differ from the current estimates.

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

Income Taxes. Temporary differences arising from differing treatment of income and expense items for tax and financial reporting purposes result in deferred tax assets and liabilities that are recorded on the balance sheet. These balances, as well as income tax expense, are determined through management's estimations, interpretation of tax law for multiple jurisdictions and tax planning. If our actual results differ from estimated results due to changes in tax laws, new store locations or tax planning, our effective tax rate and tax balances could be affected. As such these estimates may require adjustment in the future as additional facts become known or as circumstances change.

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

Our exposure to market risk for changes in interest rates relates to cash, cash equivalents and marketable securities. As of July 2, 2005, our cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate, U.S. treasury instruments and tax exempt municipal bonds rated AA or better, which bear interest at a fixed rate. Due to the average maturity and the conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
----------------------------------

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended
(the "Exchange Act"), designed to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and forms. The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and the Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report in providing reasonable assurance of achieving the Company's control objectives.


Changes in Internal Control over Financial Reporting
----------------------------------------------------

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION


ITEM 5. OTHER INFORMATION

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

                                           Dated:  August 10, 2005

                                                   CACHE, INC.


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


                                 EXHIBIT 11.1
          CALCULATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE
                      (In thousands except per share data)



                                        13 WEEKS ENDED                 26 WEEK PERIOD
                                     ----------------------         ---------------------
                                     July 2,        June 26,        July 2,       June 26,
                                      2005            2004            2005          2004

EARNINGS PER SHARE

Net Income Applicable to Common
Stockholders                       $ 3,000,000    $ 4,361,000    $ 4,757,000    $ 7,610,000
                                   ===========    ===========    ===========    ===========


BASIC EARNINGS PER SHARE

Weighted Average Number of Common
Shares Outstanding                  15,712,000     15,634,000     15,700,000     15,536,000
                                   ===========    ===========    ===========    ===========

Basic Earnings Per Share                 $0.19          $0.28          $0.30          $0.49
                                   ===========    ===========    ===========    ===========



DILUTED EARNINGS PER SHARE

Weighted Average Number of
   Common Shares Outstanding        15,712,000     15,634,000     15,700,000     15,536,000

Assuming Conversion of
   Outstanding Stock Options         1,549,000      1,765,000      1,524,000      1,765,000

Less Assumed Repurchase
    of Common Stock Pursuant
    to the Treasury Stock Method    (1,311,000)    (1,299,000)    (1,394,000)    (1,315,000)
                                   ===========    ===========    ===========    ===========


Weighted Average Number of
    Common Shares Outstanding       15,950,000     16,100,000     15,830,000     15,986,000
                                   ===========    ===========    ===========    ===========



Diluted Earnings Per Share               $0.19          $0.27          $0.30          $0.48
                                   ===========    ===========    ===========    ===========


                                      20

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

  4. Cache's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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


           August 10, 2005                 By:   /s/ Brian Woolf
                                                 ---------------
                                                 Brian Woolf
                                                 Chairman and Chief
                                                 Executive Officer
                                                 (Principal Executive
                                                 Officer)

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

  4. Cache's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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


           August 10, 2005                 By:    /s/ Margaret Feeney
                                                  -------------------
                                                  Margaret Feeney
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                 EXHIBIT 32.1
                          CERTIFICATION PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to and solely for the purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in the capacity and on the date indicated below that:

        1. The Quarterly Report of Cache, Inc. on Form 10-Q for the period ending July 2, 2005 as filed with Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Cache, Inc.




           August 10, 2005                 BY:  /s/ Brian Woolf
                                                ---------------
                                                Brian Woolf
                                                Chairman and Chief
                                                Executive Officer
                                                (Principal Executive
                                                Officer)





           August 10, 2005                 By:  /s/ Margaret Feeney
                                                -------------------
                                                Margaret Feeney
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)