Form 10-Q
period 2005-10-01
CACHE INC
filed 2005-11-09
CIK 350199

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                              FORM 10-Q
                             (Mark One)

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 1, 2005
                                    OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the transition period from......to........
                     Commission File Number: 0-10345

                               CACHE, INC.

          (Exact name of registrant as specified in its Charter)

              Florida                                59-1588181
 -------------------------------          ---------------------------------
 (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)

             1440 Broadway, New York, New York         10018
          ----------------------------------------   ---------
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

                           YES [X]            NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           YES [ ]            NO [X]


                   APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01                                 15,752,553
  --------------------------                  -------------------------------
  Class of Stock Outstanding                  Outstanding at November 9, 2005

                         CACHE, INC. AND SUBSIDIARIES

                                    INDEX




PART I. FINANCIAL INFORMATION


Item 1.     Financial Statements (unaudited)                                2
            Condensed Consolidated Balance Sheets as of
            October 1, 2005, January 1, 2005 and
            September 25, 2004                                              3
            Condensed Consolidated Statements of Operations
            for the thirty-nine and thirteen weeks ended
            October 1, 2005 and September 25, 2004                          4
            Condensed Consolidated Statements of Cash Flows
            for the thirty-nine weeks ended October 1, 2005
            and September 25, 2004                                          6
            Notes to the Condensed Consolidated Financial Statements        7
Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            11
Item 3.     Quantitative and Qualitative Disclosures About Market Risk     16
Item 4.     Controls and Procedures                                        17


PART II. OTHER INFORMATION


Item 5.     Other Information                                              18
Item 6.     Exhibits and Reports on Form 8-K                               18


SIGNATURES                                                                 19


                         CACHE, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

<caption>                                                                                                September 25,
                                                                                                             2004
                                                                       October 1,        January 1,    As restated, see
ASSETS                                                                    2005              2005            Note 10
                                                                     -------------     -------------     -------------
Current Assets:
    Cash and equivalents                                             $  22,263,000     $  16,848,000     $  12,830,000
    Marketable securities                                               25,023,000        25,874,000        24,094,000
    Receivables, net                                                     5,039,000         6,545,000         5,308,000
    Inventories                                                         35,604,000        32,296,000        31,067,000
    Deferred income taxes, net                                             541,000           567,000           468,000
    Prepaid expenses and other current assets                            1,668,000         1,948,000         1,954,000
                                                                     -------------     -------------     -------------
         Total current assets                                           90,138,000        84,078,000        75,721,000


Equipment and leasehold improvements, net                               51,139,000        47,118,000        43,378,000

Other assets                                                               863,000           832,000           830,000
                                                                     -------------     -------------     -------------

         Total  assets                                               $ 142,140,000     $ 132,028,000     $ 119,929,000
                                                                     =============     =============     =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $  21,176,000     $  17,055,000     $  17,333,000
    Accrued compensation                                                 2,533,000         1,927,000         1,192,000
    Accrued liabilities                                                 10,219,000        11,627,000         9,602,000
                                                                     -------------     -------------     -------------
         Total current liabilities                                      33,928,000        30,609,000        28,127,000
                                                                     -------------     -------------     -------------


Other liabilities                                                       15,415,000        13,556,000        12,142,000
Deferred income taxes, net                                               1,455,000         3,023,000         1,427,000

Commitments and contingencies


STOCKHOLDERS' EQUITY

    Common stock, par value $.01; authorized, 20,000,000 shares;
         15,752,553, 15,653,000 and 15,634,178 shares issued and           157,000           157,000           156,000
         outstanding
    Additional paid-in capital                                          35,343,000        34,705,000        34,307,000
    Retained earnings                                                   55,842,000        49,978,000        43,770,000
                                                                     -------------     -------------     -------------
         Total Stockholders' Equity                                     91,342,000        84,840,000        78,233,000
                                                                     -------------     -------------     -------------

         Total Liabilities and Stockholders' Equity                  $ 142,140,000     $ 132,028,000     $ 119,929,000
                                                                     =============     =============     =============



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                                      3


                       CACHE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THIRTY-NINE WEEKS ENDED
                              (Unaudited)


                                                            October 1,          September 25,
                                                               2005                 2004
                                                           -------------       -------------
Net sales                                                  $ 187,025,000       $ 168,711,000

Cost of sales, including occupancy and buying costs          103,413,000          94,278,000
                                                           -------------       -------------

Gross profit                                                  83,612,000          74,433,000
                                                           -------------       -------------

Expenses
    Store operating expenses                                  62,379,000          53,624,000
    General and administrative expenses                       12,224,000           9,517,000
                                                           -------------       -------------
         Total expenses                                       74,603,000          63,141,000
                                                           -------------       -------------

Operating income                                               9,009,000          11,292,000

Other income :
    Interest income (net)                                        677,000             309,000
    Other income (net)                                             2,000              20,000
                                                           -------------       -------------

Income before income taxes                                     9,688,000          11,621,000

Income tax provision                                           3,824,000           4,532,000
                                                           -------------       -------------


Net income                                                 $   5,864,000       $   7,089,000
                                                           =============       =============




Basic earnings per share                                           $0.37               $0.46
                                                           =============       =============

Diluted earnings per share                                         $0.37               $0.44
                                                           =============       =============




Basic weighted average shares outstanding                     15,714,000          15,569,000
                                                           =============       =============

Diluted weighted average shares outstanding                   16,017,000          15,967,000
                                                           =============       =============



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.



                      CACHE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THIRTEEN WEEKS ENDED
                              (Unaudited)



                                                             October 1,         September 25,
                                                                2005                2004
                                                           -------------       -------------
Net sales                                                  $  57,262,000       $  49,430,000

Cost of sales, including occupancy and buying costs           31,149,000          29,834,000
                                                           -------------       -------------

Gross profit                                                  26,113,000          19,596,000
                                                           -------------       -------------

Expenses
    Store operating expenses                                  20,508,000          18,287,000
    General and administrative expenses                        4,064,000           2,270,000
                                                           -------------       -------------
         Total expenses                                       24,572,000          20,557,000
                                                           -------------       -------------

Operating income (loss)                                        1,541,000            (961,000)

Other income:
    Interest income                                              277,000             107,000
    Other income (net)                                             2,000                   0
                                                           -------------       -------------

Income (loss) before income taxes                              1,820,000            (854,000)

Income tax provision (benefit)                                   713,000            (333,000)
                                                           -------------       -------------


Net income (loss)                                          $   1,107,000       $    (521,000)
                                                           =============       =============




Basic earnings (loss) per share                                    $0.07              ($0.03)
                                                           =============       ==============

Diluted earnings (loss) per share                                  $0.07              ($0.03)
                                                           =============       =============



Basic weighted average shares outstanding                     15,743,000          15,634,000
                                                           =============       =============

Diluted weighted average shares outstanding                   16,085,000          15,634,000
                                                           =============       =============


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.



                        CACHE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THIRTY-NINE WEEKS ENDED
                              (Unaudited)

                                                                                              September 25,
                                                                                                  2004
                                                                            October 1,       As restated, see
                                                                               2005              Note 10
                                                                          -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                                $   5,864,000       $   7,089,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
         Depreciation and amortization                                        7,136,000           5,737,000
         Decrease (increase) in deferred income tax assets                   (1,457,000)          2,553,000
         Deferred rent, net                                                    (892,000)           (813,000)

Change in assets and liabilities:
---------------------------------
Decrease  (increase) in receivables                                           1,506,000            (694,000)
Increase in inventories                                                      (3,308,000)         (4,343,000)
Decrease (increase) in prepaid expenses and other current assets                280,000            (715,000)
Increase in accounts payable                                                  4,121,000           2,971,000
Increase (decrease) in accrued liabilities and accrued compensation           1,959,000          (1,078,000)
                                                                          -------------       -------------

Net cash provided by operating activities                                    15,209,000          10,707,000
                                                                          -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

Maturities of marketable securities                                          24,582,000          13,172,000
Purchase of marketable securities                                           (23,731,000)        (17,520,000)
Additions to equipment and leasehold improvements                           (11,167,000)        (15,116,000)
                                                                          -------------       -------------

Net cash used in investing activities                                       (10,316,000)        (19,464,000)
                                                                          -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Proceeds from the issuance of common stock                                      553,000           4,657,000
Other, net                                                                      (31,000)             43,000
                                                                          -------------       -------------

Net cash provided by financing activities                                       522,000           4,700,000
                                                                          -------------       -------------

Net increase (decrease) in cash and cash equivalents                          5,415,000          (4,057,000)
Cash and equivalents, at beginning of period                                 16,848,000          16,887,000
                                                                          -------------       -------------
Cash and equivalents, at end of period                                    $  22,263,000       $  12,830,000
                                                                          =============       =============

Supplemental disclosure of cash flow information:

Income taxes paid                                                         $   4,643,000       $   3,360,000
Income tax benefit from stock option exercises                                   85,000           1,345,000
Change in accrued equipment and leasehold improvements                           10,000             ---



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.



                                 CACHE, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

References to the "Company," "we," "us," or "our" means Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. We operate two chains of women's apparel specialty stores of which 262 stores are operated under the trade name "Cache" and 39 stores are operated under the trade name "Lillie Rubin", as of October 1, 2005.

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

The Company's Fiscal Year ("Fiscal Year" or "Fiscal") refers to the 52 or 53 weeks, as applicable, ending the Saturday nearest to December 31. The year ending December 31, 2005 ("Fiscal 2005") is a 52 week year as compared to the years ended January 1, 2005 ("Fiscal 2004") and December 27, 2003 ("Fiscal 2003"), that are a 53 and 52 week years, respectively.

The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in the Fiscal 2004 10-K.


2.  COMMON STOCK SPLIT

On June 18, 2004, we completed a three-for-two stock split for holders of record on May 21, 2004. All share and per share amounts have been retroactively restated to reflect the stock split.


3.  STOCK BASED COMPENSATION

The Company periodically grants stock options to its employees, and accounts for these stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company also adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). If the options are granted to employees with exercise prices below fair market value, compensation expense is recognized over the vesting period. If the Company would have elected to recognize compensation expense based on the fair value of options at grant date, as prescribed by SFAS No. 123, net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated
in the following table:
                                      7


                                                        13 Weeks Ended              39 Weeks Ended
                                                 -------------------------     -------------------------
                                                   Oct. 1,       Sept. 25,       Oct. 1,      Sept. 25,
                                                    2005           2004           2005          2004
                                                 ----------     ----------     ----------     ----------
Net income (loss):
    As reported                                  $1,107,000     ($521,000)     $5,864,000     $7,089,000
    Deduct:  Total stock based employee
    compensation expense determined under fair
    value based method, net of taxes               (177,000)     (110,000)       (531,000)      (330,000)
                                                 ----------     ---------      ----------     ----------
Pro forma net income (loss)                        $930,000     ($631,000)     $5,333,000     $6,759,000
                                                 ==========     =========      ==========     ==========
Basic earnings (loss) per share:
    As reported                                       $0.07        ($0.03)          $0.37          $0.46
    Pro forma                                         $0.06        ($0.04)          $0.34          $0.43
Diluted earnings (loss) per share:
    As reported                                       $0.07        ($0.03)          $0.37          $0.44
    Pro forma                                         $0.06        ($0.04)          $0.33          $0.42


There were 140,000 option grants, at their fair market value, in the 39 week period ended October 1, 2005. For the 39 week period ended September 25, 2004, stock options totaling 105,000, at their fair market value, were granted.

The weighted average fair value of the Company's stock options was calculated using the Black-Scholes Option Pricing Model with the following weighted average assumptions used for grants in their respective periods. For the third quarter of 2005: no dividend yield; expected volatility of 54%; risk free interest rate of 4.00%; and expected life of 5.0 years. For the third quarter of 2004: no dividend yield; expected volatility of 71%; risk free interest rate of 3.64%; and expected life of 5.0 years.


4.   BASIC AND DILUTED EARNINGS

In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per share has been computed based upon the weighted average of common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.

Earnings per common share has been computed as follows:

                                                      13 Weeks Ended                39 Weeks Ended
                                                 ------------------------      -------------------------
                                                  Oct. 1,       Sept. 25,       Oct. 1,        Sept. 25,
                                                    2005           2004           2005           2004
                                                 ----------     ----------     ----------     ----------
Net income (loss)                                $1,107,000     ($521,000)     $5,864,000     $7,089,000

Basic weighted number of average
   shares outstanding                            15,743,000    15,634,000      15,714,000     15,569,000

Incremental shares from assumed issuances
   of stock options                                 342,000       -0-             303,000        398,000

Diluted weighted average number of shares
   Outstanding                                   16,085,000    15,634,000      16,017,000     15,967,000

Net income (loss) per share - Basic                   $0.07        ($0.03)          $0.37          $0.46
                            - Diluted                 $0.07        ($0.03)          $0.37          $0.44



Options to purchase 1,499,500 common shares with exercise prices ranging from $1.73 to $18.30 per share were outstanding at October 1, 2005, and options to purchase 1,765,000 common shares with exercise prices ranging from $1.73 to $15.17 per share were outstanding at September 25, 2004.

10,000 options to purchase common shares at a price of $18.30 per share during the thirteen and thirty-nine week periods ended October 1, 2005 and 1,765,000 options to purchase common shares at prices ranging from $1.73 to $15.17 per share during the thirteen week period ended September 25, 2004 were outstanding but were not included in the computation of dilutive earnings per share because to do so would have been anti-dilutive for the periods presented.


5.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB published SFAS No. 123R, pursuant to which all forms of share-based payments to employees, including employee stock options, would be treated as compensation and recognized in the income statement. SFAS No.
123R is effective beginning the first quarter of Fiscal 2006. The Company currently accounts for stock options under APB No. 25. The Company is continuing to evaluate the full impact of SFAS No. 123R for its adoption in the first quarter of Fiscal 2006.

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

6.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS


                                         October 1,     January 1,    September 25,
                                            2005           2005           2004
                                        ------------   ------------   ------------
Leasehold improvements                  $ 50,689,000   $ 45,349,000   $ 42,823,000
Furniture, fixtures and equipment         50,175,000     45,049,000     43,520,000
                                        ------------   ------------   ------------
                                         100,864,000     90,398,000     86,343,000

Less: accumulated depreciation
    and amortization                      49,725,000     43,280,000     42,965,000
                                        ------------   ------------   ------------

                                        $ 51,139,000   $ 47,118,000   $ 43,378,000
                                        ============   ============   ============


7.  ACCRUED LIABILITIES


                                         October 2,     January 1,    September 25,
                                            2005           2005           2004
                                        ------------   ------------   ------------

Operating expenses                      $  2,839,000   $  3,315,000   $  2,747,000
Taxes, other than income taxes             1,483,000      2,185,000      1,436,000
Group insurance                              693,000        509,000        477,000
Sales return reserve                         675,000        832,000        642,000
Leasehold additions                          918,000        928,000      1,329,000
Other customer deposits                    3,611,000      3,858,000      2,971,000
                                        ------------   ------------   ------------

                                        $ 10,219,000   $ 11,627,000   $  9,602,000
                                        ============   ============   ============


8.  BANK DEBT

During November 2002, the Company reached an agreement with its bank to extend the maturity of the Amended Revolving Credit Facility until November 30, 2005. Pursuant to the Amended Revolving Credit Facility, $17,500,000 is available until expiration at November 30, 2005 and we are currently in negotiations to extend the existing line of credit under similar terms to the existing agreement. The amounts outstanding thereunder bear interest at a maximum per annum rate equal to the bank's prime rate. The agreement contains selected financial and other covenants. Effective upon the occurrence of an Event of Default under the Amended Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. The Company has, at all times, been in compliance with all loan covenants.

There have been no borrowings against the line of credit during fiscal 2005 and fiscal 2004. There were outstanding letters of credit of $3.0 million, $3.1 million and $2.2 million, pursuant to the Revolving Credit Facility, at October 1, 2005, January 1, 2005 and September 25, 2004, respectively.


9.  CONTINGENCIES

From time to time, the Company may become a party to legal proceeding which arise in the normal course of business. At October 1, 2005, there were no material, pending legal proceedings to which the Company was a party. In the opinion of management, disposition of all legal proceedings is not expected to materially affect the Company's financial position, cash flows or results of operation. We have not provided any third party financial guarantees as of and for the thirty-nine week period ended October 1, 2005.

10. RESTATEMENT OF BALANCE SHEET AND STATEMENT OF CASH FLOWS

Subsequent to the issuance of the condensed consolidated financial statements for the period ended September 25, 2004, we determined that our lease incentives should have been classified within other liabilities rather than equipment and leaseholds on the condensed consolidated balance sheet. Further, historically, the Company's consolidated statements of cash flows have reflected lease incentives as a reduction of capital expenditures within investing activities rather than as an increase in deferred lease credits within operating activities. The impact of the revised accounting is to increase both net cash provided by operating activities and net cash used for investing activities by equal amounts.

As a result, the condensed consolidated balance sheet and the condensed consolidated statement of cash flows as of and for the thirty-nine week period ended September 25, 2004 have been restated to reflect the lease incentives within other liabilities, rather than within equipment and leaseholds on the condensed consolidated balance sheet and from cash flows used in investing activities to cash flows provided by operating activities in the condensed consolidated statement of cash flows. A summary of the effect of the restatement on the condensed consolidated balance sheet and condensed consolidated cash flow provided by (used in) operating and investing activities is as follows:



                                                     As Previously
                                                        Reported      As Restated
                                                       -----------    -----------

For the thirty-nine weeks ended September 25, 2004:
    Cash flow provided by operating activities
    ($3,772,000 lease restatement impact)               $6,935,000    $10,707,000
    Cash flow used in investing activities
    ($3,772,000 lease restatement impact)              (15,692,000)   (19,464,000)


As of September 25, 2004:
    Equipment and leasehold improvements                32,466,000     43,378,000
    Total Assets                                       109,017,000    119,929,000
    Other liabilities                                    1,230,000     12,142,000
    Total Liabilities and Stockholders' Equity         109,017,000    119,929,000



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

RESULTS OF OPERATIONS
---------------------

The following table sets forth our results of operations for the 13 and 39 week periods ended October 1, 2005 and September 25, 2004, expressed as a percentage of net sales.


                                         13 Weeks Ended          39 Weeks Ended
                                        ----------------        -----------------
                                        Oct. 1,  Sept. 25,      Oct. 1,  Sept. 25,
                                         2005      2004          2005      2004
                                        ------    ------        ------    ------
Sales                                   100.0%    100.0%        100.0%    100.0%
Cost of sales                            54.4      60.4          55.3      55.9
Gross profit                             45.6      39.6          44.7      44.1
Store operating expenses                 35.8      37.0          33.4      31.8
General and administrative expenses       7.1       4.6           6.5       5.6
Operating income (loss)                   2.7      (1.9)          4.8       6.7
Other income (loss)                       0.5       0.2           0.4       0.2
Income (loss) before income taxes         3.2      (1.7)          5.2       6.9
Income tax provision (benefit)            1.2       0.7           2.0       2.7
Net income (loss)                         1.9      (1.1)          3.1       4.2


We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:


                                         13 Weeks Ended          39 Weeks Ended
                                        -----------------       -----------------
                                        Oct. 1,  Sept. 25,      Oct. 1,  Sept. 25,
                                         2005      2004          2005      2004
                                        ------    ------        ------    ------
Total store count at end of period       301       276           301       276
Net sales growth                        16.0%      4.4%         10.8%     11.3%
Comparable store sales growth            8.0%     (2.0%)         5.0%      4.0%
Net sales per average square foot        $96       $91          $318      $321
Total square footage (in thousands)      609       572           609       572



Net sales
---------

Net sales increased to $187.0 million from $168.7 million, an increase of $18.3 million or 10.8%, over the prior year 39 week period. Comparable store sales (sales for stores open at least one year or more) increased $7.4 million or 5%, during the 39 week period. Net sales from new stores and non-comparable stores were $10.9 million during the current 39 week period.

Net sales increased to $57.3 million from $49.4 million, an increase of $7.9 million, or 15.8%, over the same 13 week period last year. This reflects $3.9 million of additional net sales as a result of 8% increase in comparable store sales. Net sales increased $4.0 million as a result of additional sales from non-comparable stores, during the current 13 week period.

Gross profit
------------

Gross profit increased to $83.6 million from $74.4 million, an increase of $9.2 million or 12.3%, over the prior year 39 week period. This increase was primarily due to higher net sales. As a percentage of net sales, gross profit increased to 44.7% from 44.1%. The increase in gross profit as a percentage of net sales was primarily due to lesser promotional activity and higher initial markup and was partially offset by increased occupancy costs related to our store expansion program.

Gross profit increased to $26.1 million from $19.6 million, an increase of $6.5 million, or 33.3%, over the same 13 week period last year. This increase was primarily due to higher net sales. As a percentage of net sales, gross profit increased to 45.6% from 39.6%. The increase in gross profit as a percentage of net sales was primarily due to the same factors as for the 39 week period.

Store operating expenses
------------------------

Store operating expenses increased to $62.4 million from $53.6 million, an increase of $8.8 million or 16.3%, over the prior year 39 week period. This increase is primarily attributable to the increase in the number of stores open. As a percentage of net sales, store operating expenses increased to 33.4% from 31.8% for the 39 week period, primarily due to higher payroll and depreciation expense.

Store operating expenses increased to $20.5 million from $18.3 million, an increase of $2.2 million or 12.2% over the same 13 week period last year. This increase is primarily due to an increase in the number of stores open. As a percentage of sales, store operating expenses decreased to 35.8% from 37.0%, primarily due to higher sales volume during the 13 week period.

General and administrative expenses
-----------------------------------

General and administrative expenses increased to $12.2 million from $9.5 million, an increase of $2.7 million or 28.4%, over the same 39 week period last year. As a percentage of net sales, general and administrative expenses increased to 6.5% from 5.6%, primarily due higher payroll, professional fees and incentive bonus accruals, as compared to last year.

General and administrative expenses increased to $4.1 million from $2.3 million, an increase of $1.8 million or 79.0%, above the same 13 week period last year. As a percentage of net sales, general and administrative expenses increased to 7.1% from 4.6% for the 13 week period, primarily due to the same factors as for the 39 week period.

Interest Income
---------------

Interest income increased to $677,000 from $309,000, an increase of $368,000 over the prior period, primarily due to higher average cash balances, as well as higher interest rates.

Interest income increased to $277,000 from $107,000 in the same 13 week period last year, for the same reasons as the 39 week period.

Income taxes
------------

Income taxes decreased to $3.8 million from $4.5 million, as compared to the 39 week period last year. The decrease was primarily attributable to lower taxable income in fiscal 2005. The estimated effective tax rate for fiscal 2005 and fiscal 2004 were 39.5% and 39.0%, respectively, including state and local income taxes.

Income taxes increased to $713,000 from a $333,000 benefit for the same 13 week period last year. The effective rate increased from 39.0% to 39.5% for the current quarter.

Net income
----------

As a result of the factors discussed above, net income decreased to $5.9 million from $7.1 million for the prior year 39 week period.

Net income increased to $1.1 million from a $521,000 net loss for the same 13 week period last year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As discussed in Note 10 to the Company's condensed consolidated financial statements, the condensed consolidated balance sheet as of September 25, 2004 and the condensed consolidated statements of cash flow for the thirty-nine week period ended September 25, 2004 have been restated. This discussion and analysis gives effect to these statements. Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores, and to improve and enhance our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operating activities during the second half of the fiscal year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operating activities during the second half of the year. We expect to continue to meet our cash requirements primarily through cash flows from operating activities, existing cash and cash equivalents, and short-term investments. In addition, we have available a $17.5 million revolving credit facility (the "credit facility") with Bank of America Retail Finance, although we have not had outstanding borrowings under the credit facility for several years. The current credit facility expires in November 2005 and we are currently in negotiations to extend the credit facility under similar terms to the existing agreement. At October 1, 2005, we had working capital of $56.2 million, cash and cash equivalents of $22.3 million, short-term investments of $25.0 million, and no third party debt outstanding.

The following table sets forth our cash flows for the period indicated:

                                                                       ---------------------------
                                                                         Thirty-nine weeks ended
                                                                       ---------------------------
                                                                        Oct. 1,         Sept. 25,
                                                                         2005             2004
                                                                      -----------      -----------
Net cash from operating activities...............................     $15,209,000      $10,707,000
Net cash from investing activities...............................     (10,316,000)     (19,464,000)
Net cash from financing activities...............................         522,000        4,700,000
                                                                      -----------      -----------

Net increase (decrease) in cash and cash equivalents.............      $5,415,000      ($4,057,000)
                                                                      ===========      ===========


During the thirty-nine weeks ended October 1, 2005, we increased our cash and cash equivalents by $5.4 million, primarily due to net income of $5.9 million, depreciation of $7.1 million and decreases in receivables of $1.5 million, accounts payable increased $4.1 million and accrued expenses increased $2.0 million, which were partially offset by inventory purchases of $3.3 million and expenditures for our new store expansion and remodeling program totaled $11.2 million.

We plan to open approximately 20 new stores during fiscal 2005. Five new stores were opened in the first quarter, four new stores opened in second quarter and five new stores opened in the third quarter. We anticipate opening the remaining new stores before Thanksgiving. We renovated three existing stores in the first quarter and seven existing stores in the second quarter and six stores in the third quarter. We closed four stores during fiscal 2005. Three stores in New Orleans were temporarily closed due to Hurricane Katrina. Two stores reopened on October 29, 2005 and are performing well. We anticipate no material losses from these temporary store closures. We spent $11.2 million through October 1, 2005 and expect to spend an additional $5 million to $6 million in 2005, for both new store and existing store construction and remodeling.

Cash provided by financing activities for the thirty-nine weeks ended October
1, 2005 totaled $522,000 compared to cash provided by $4.7 million for the thirty-nine weeks ended September 25, 2004, primarily from the exercise of stock options.

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

Inventories. Our inventories are valued at lower of cost or market using the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Management believes that our RIM provides an inventory valuation, which results in a carrying value at the lower of cost or market.

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

Income Taxes. Temporary differences arising from differing treatment of income and expense items for tax and financial reporting purposes result in deferred tax assets and liabilities that are recorded on the balance sheet. These balances, as well as income tax expense, are determined through management's estimations, interpretation of tax law for multiple jurisdictions and tax planning. If our actual results differ from estimated results due to changes in tax laws, new store locations or tax planning, our effective tax rate and tax balances could be affected. As such these estimates may require adjustment in the future, as additional facts become known or as circumstances change.

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

Our exposure to market risk for changes in interest rates relates to cash, cash equivalents and marketable securities. As of October 1, 2005, our cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate, U.S. treasury instruments and tax exempt municipal bonds rated AA or better, which bear interest at a fixed rate. Due to the average maturity and the conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

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


Changes in Internal Control over Financial Reporting
----------------------------------------------------

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended October 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                            Dated:  November 9, 2005
                                                    CACHE, INC.


                                            BY:     /s/ Brian Woolf
                                                    ---------------------------
                                                    Brian Woolf
                                                    Chairman and Chief
                                                    Executive Officer
                                                    (Principal Executive
                                                    Officer)


                                            BY:      /s/ Margaret Feeney
                                                    ---------------------------
                                                    Margaret Feeney
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)


                                  EXHIBIT 11.1
         CALCULATION OF BASIC AND DILUTED EARNINGS PER COMMON SHARE



                                                  13 WEEKS ENDED                      39 WEEKS ENDED
                                        -------------------------------      --------------------------------
                                           October 1,     September 25,        October 1,       September 25,
                                              2005            2004                2005              2004
                                        -------------------------------      --------------------------------

EARNINGS (LOSS)
---------------
Net Income (Loss) Applicable to        <c>               <c>                <c>                 <c>
    Common Stockholders                 $  1,107,000      $  (521,000)       $  5,864,000        $  7,089,000
                                        ==============================       =================================


BASIC EARNINGS (LOSS) PER SHARE
-------------------------------
Weighted Average Number of
    Common Shares Outstanding             15,743,000       15,634,000          15,714,000          15,569,000
                                        ==============================       =================================

Basic Earnings (Loss) Per Share                $0.07           ($0.03)              $0.37               $0.46
                                        ==============================       =================================


DILUTED EARNINGS (LOSS) PER SHARE
---------------------------------
Weighted Average Number of
    Common Shares Outstanding             15,743,000       15,634,000          15,714,000          15,569,000

Assuming Conversion of
    Outstanding Stock Options              1,515,000                0           1,564,000           1,765,000

Less Assumed Repurchase
    of Common Stock Pursuant
    to the Treasury Stock Method          (1,173,000)               0          (1,261,000)         (1,367,000)
                                        ------------------------------       ---------------------------------

Weighted Average Number of
    Common Shares Outstanding
    As Adjusted                           16,085,000       15,634,000          16,017,000         (15,967,000)
                                        ==============================       =================================

Diluted Earnings (Loss) Per Share              $0.07           ($0.03)              $0.37               $0.44
                                        ==============================       =================================





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


                           November 9, 2005      By: /s/ Brian Woolf
                                                    ----------------
                                                    Brian Woolf
                                                    Chairman and Chief
                                                    Executive Officer
                                                    (Principal Executive
                                                    Officer)

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


                           November 9, 2005     By:/s/ Margaret Feeney
                                                   -------------------
                                                   Margaret Feeney
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

                                 EXHIBIT 32.1
                          CERTIFICATION PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to and solely for the purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in the capacity and on the date indicated below that:

        1. The Quarterly Report of Cache, Inc. on Form 10-Q for the period ended October 1, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Cache, Inc.




                     November 9, 2005           BY: /s/ Brian Woolf
                                                   ----------------
                                                    Brian Woolf
                                                    Chairman and Chief
                                                    Executive Officer
                                                    (Principal Executive
                                                    Officer)





                     November 9, 2005           By: /s/ Margaret Feeney
                                                   --------------------
                                                    Margaret Feeney
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)