Form 10-K
period 2005-12-31
CACHE INC
filed 2006-03-21
CIK 350199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (No fee required)

Commission file number 0-10345

CACHE, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1588181
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
1440 Broadway, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (212) 575-3200

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $218 million as of July 1, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of $17.02 of the registrant’s Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of February 28, 2006, 15,770,553 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information included in the Registrant’s Proxy Statement to be filed in connection with its 2006 Annual Meeting of Stockholders has been incorporated by reference into Part III (Items 10, 11, 12, 13, 14 and 15) of this report on Form 10-K.

CACHE, INC.
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED
DECEMBER 31, 2005

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Except for the historical information and current statements contained in this Annual Report, certain matters discussed herein, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Actual results and timing of certain events could differ materially from those projected in or contemplated by forward-looking statements due to a number of factors including, without limitation, industry trends, merchandise and fashion trends, competition, changes in general economic conditions and consumer spending patterns, vendor procurement issues and the ability to obtain financing, any of which could cause actual results to differ materially.

PART I

ITEM 1.                BUSINESS

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

Both store concepts focus on social occasion dressing designed for contemporary women. Our Cache and Lillie Rubin lines extend from elegant eveningwear to our distinctive day-into-evening sportswear, which encompasses a variety of tops, bottoms and dresses versatile enough to be worn during the day or evening. We operate 267 Cache and 39 Lillie Rubin stores (as of December 31, 2005) primarily situated in central locations in high traffic, upscale malls throughout the United States.

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

Cache.   Cache’s average price points for sportswear range from $60 to $300, dresses range from $125 to $450 and accessories range from $30 to $150. The following table indicates the percentage of Cache’s net sales by merchandise category for each of the last three fiscal years:

	52 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended
	December 27,	January 1,	December 31,
	2003	2005	2005
Sportswear	67.3%	69.1%	68.7%
Dresses	24.3%	22.3%	21.7%
Accessories	8.4%	8.6%	9.6%
Total	100.0%	100.0%	100.0%

Lillie Rubin.   Price points at Lillie Rubin are approximately 25% to 30% higher than at Cache. The following table indicates the percentage of Lillie Rubin’s net sales by merchandise category for each of the last three fiscal years:

	52 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended
	December 27,	January 1,	December 31,
	2003	2005	2005
Sportswear	49.7%	58.1%	65.1%
Dresses	44.9%	36.6%	29.6%
Accessories	5.4%	5.3%	5.3%
Total	100.0%	100.0%	100.0%

The percentage of sales represented by dresses is typically higher in the first half of the year for both Cache and Lillie Rubin due to buying for the Easter, wedding and prom seasons. The percentage of Lillie Rubin sales represented by sportswear is expected to increase again in fiscal 2006, as a result of the increased presentation of our day-into-evening sportswear collection in all of our Lillie Rubin stores.

Design

Our apparel design and merchandising are organized around the spring and fall seasons. Our internal design and merchandising team is comprised of a designer, buyers who specialize in particular fashion classifications and executive management personnel. Following the end of a season, our design team reviews data from that season’s results as well as market research, retail trends, trade shows and other resources. Based on this information, our team develops seasonal themes, which will influence our exclusive designs for the following year.

Approximately nine to twelve weeks prior to a season, we begin to coordinate with external designers at our vendors to select specific styles that reflect seasonal themes. In collaboration with our vendors, Cache’s merchants adjust test garments for color and style to ensure offerings reflect the appropriate balance between fashion content and marketability. The team then works with its technical department, in-house fit model and manufacturers to guarantee its missy fit and high-comfort standards are met. The Company’s strong relationship with its vendor facilitates a seamless design cycle that enables us to create innovative, exclusive styles and test merchandise in select stores before full-store roll-outs.

Accessories are designed and manufactured for Cache, by third party vendors, a process which allows our design and merchandising team to focus on its core apparel offerings. The Company maintains close relationships with these vendors, and accessories offerings are designed to complement seasonal themes and palettes.

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

Sourcing and Distribution

We employ a sourcing and distribution strategy that enhances our speed to market, allows us to respond quickly to fashion preferences and demand, and reduces inventory risk. We purchase the vast majority of our merchandise from domestic vendors. Sourcing from domestic vendors provides us with short lead times ranging from 4 to 12 weeks from order to shipment, compared with typically much longer periods for sourcing from foreign vendors. Our five largest vendors accounted for approximately 37% of our purchases in fiscal 2005, and our largest vendor accounted for 21% of our purchases during this period.

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

We continue to implement our new store designs and layouts for both our Cache and Lillie Rubin stores to enhance their appeal to the customer, increase access to merchandise, facilitate movement throughout the store and improve our displays. Our new store design emphasizes a modern, sophisticated and well-lit atmosphere with streamlined exteriors and sleek interiors. In addition, at Cache we have moved the dressing rooms from the middle of the store to the rear, and check-out locations from the front of the store to the side. This eliminates barriers to movement throughout the store and permits greater flexibility in merchandise displays, allowing us to more effectively market our clothing.

We began to remodel existing stores using this new design during late fiscal 2001. We remodeled 20 Cache and two Lillie Rubin stores in fiscal 2005 and expect to remodel approximately 25 stores in fiscal 2006 and 30 stores in fiscal 2007, as leases come up for renewal. Most store remodels take from four to six weeks. During this period, we typically utilize temporary locations in the mall near the existing location so that customers can continue to shop for our merchandise.

Store Management and Training

We organize our stores into regions and districts, which are overseen by four regional vice presidents and 34 district managers, with each of our district managers typically responsible for eight to 12 stores. We typically staff our stores with two opening employees, three mid-day employees and two closing employees.

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

Existing Store Locations

As of December 31, 2005 we operated 306 stores located in 43 states, as well as in Puerto Rico and the U.S. Virgin Islands. Of these 267 were Cache stores and 39 were Lillie Rubin stores. The following tables indicate our stores by location:

Cache stores:

Alabama	5	Louisiana	5	Oklahoma	2
Arizona	4	Maryland	7	Oregon	2
Arkansas	1	Massachusetts	8	Pennsylvania	7
California	29	Michigan	6	Rhode Island	2
Colorado	4	Minnesota	2	South Carolina	5
Connecticut	4	Mississippi	1	Tennessee	6
Delaware	1	Missouri	3	Texas	22
Florida	35	Nebraska	2	Utah	1
Georgia	9	Nevada	6	Vermont	1
Hawaii	2	New Hampshire	3	Virginia	7
Illinois	9	New Jersey	12	Washington	5
Indiana	2	New Mexico	2	West Virginia	1
Iowa	2	New York	14	Wisconsin	3
Kansas	2	North Carolina	8	Puerto Rico	1
Kentucky	3	Ohio	10	Virgin Islands	1

Lillie Rubin stores:

Alabama	1	Louisiana	1	North Carolina	1
Arizona	1	Maryland	1	Ohio	1
Colorado	1	Michigan	2	Pennsylvania	2
Florida	11	Minnesota	1	Tennessee	1
Georgia	2	Nevada	1	Texas	4
Illinois	2	New Jersey	1	Virginia	2
Indiana	1	New York	1	Washington	1

The following table indicates the number of stores opened and closed over the past five fiscal years:

	Stores Open Beginning of	Stores Opened During Fiscal Year		Stores Closed During Fiscal Year		Stores Open at End of Fiscal Year			Total Square
Fiscal Year	Fiscal Year	Cache	L.R.	Cache	L.R.	Cache	L.R.	Totals	Footage
2001	215	9	1	2	1	197	25	222	460,000
2002	222	10	3	0	1	207	27	234	478,000
2003	234	22	2	2	1	227	28	255	514,000
2004	255	31	9	4	0	254	37	291	596,000
2005	291	17	2	4	0	267	39	306	614,000

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

We recently expanded to a number of street and lifestyle locations. We believe these stores can enhance our potential store base. These stores have generated faster sales growth and higher profitability. We plan to expand this program in fiscal 2006.

During fiscal 2005, we opened 17 Cache stores and 2 Lillie Rubin stores and closed 4 Cache stores. In fiscal 2006, we intend to open approximately 25 stores consisting of 20 Cache and 5 Lillie Rubin stores. In January 2006, we closed 5 Cache stores and 1 Lillie Rubin store, as part of our ongoing efforts to enhance store productivity. In fiscal 2007, we intend to open approximately 30 stores, consisting of 20 Cache and 10 Lillie Rubin stores. Currently 36 of our Lillie Rubin stores are located in malls that also contain Cache stores, and we intend to locate the substantial majority of our new Lillie Rubin stores in malls containing Cache stores.

Marketing and Promotion

Historically, we conducted limited marketing and advertising, relying on our individual store displays, mall locations and word-of-mouth to attract customers. During fiscal 2004 and 2005, we used a variety of media to promote our Cache brand and increase sales, consisting primarily of advertisements in magazines such as Harper’s Bazaar, Latina, Lucky, People and Vogue. We also selectively advertise in targeted markets, employing various media, such as outdoor billboards and buses, including a large campaign in Grand Central Station in New York. We expect to continue to increase our Cache advertising and marketing expenditures. In fiscal 2003, we launched a first-time advertising and marketing campaign for the Lillie Rubin brand. These increased marketing efforts for both Cache and Lillie Rubin continued in fiscal 2005 and are intended to attract new customers and increase sales to existing customers.

We use direct mail campaigns to both potential and existing Cache customers. Over the past several years, we have built a database of over 3.1 million preferred Cache customers from our point-of-sale information system and mail 10 to 12 promotions per year to our targeted customers. We have continued to rapidly expand the Lillie Rubin Preferred Customer database over the past year. Our preferred customer tracking system enables us to identify and target specific merchandise promotions targeted at individual customers. We also send e-mail notices to customers and intend to increase our use of e-mail promotions in the future.

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

We expect to launch our enhanced customer loyalty program during the second half of fiscal 2006, with the assistance of our new marketing agency and will gradually roll out the program to all our locations. The completion of our store POS system upgrade will allow us the ability to introduce this program to all our stores. The program will be marketed in-store, as well as online and in targeted advertising media.

We have operated a Cache website, www.cache.com, since August 1999. We continue to enhance features on this website, which allows customers to purchase merchandise online, view currently available styles and schedule private fittings of merchandise at any Cache store. We have seen an increase in sales at the website over the past three years, as website sales have increased from $1.3 million in fiscal 2003 to $1.9 million in fiscal 2004 and $2.4 million in fiscal 2005.

Competition

The market for women’s social occasion sportswear, dresses and accessories is highly competitive. We compete primarily with specialty retailers of women’s apparel and department stores. Our stores typically compete directly with other women’s apparel stores located in the same mall or a nearby location. We believe our target customers choose to purchase apparel based on the following factors:

•       Style and fashion,

•       Fit and comfort,

•       Customer service,

•       Shopping convenience and environment and

•       Value.

We believe that our Cache and Lillie Rubin stores and merchandise have advantages over our competitors in meeting these needs.

Information Systems

Cache has made an investment in technology to improve sales, gain efficiencies and reduce operating costs. Our information systems integrate all major aspects of our business, including sales, finance, distribution, purchasing, inventory control and merchandise planning. Our stores utilize a point-of-sale (“POS”) system with price look-up capabilities for both inventory and sales transactions. In addition, the rollout of a new POS system to all of our stores, with many enhanced features, was begun in the first quarter of fiscal 2006. We are also installing a wide area network as part of this upgrade. This new system will allow us to add functionality to our POS system with the ability to capture debit card transactions, centralize credit authorizations, centralize our customer database, improve promotion transactions handling, and speed up customer transaction time. In addition, we will begin to sell gift cards and use merchandise credit cards in early fiscal 2006.

Trademarks and Service Marks

We are the owner in the United States of the Cache and Lillie Rubin trademarks and service marks. These marks are registered with the United States Patent and Trademark Office. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. Our rights to the “Cache” mark and “Lillie Rubin” mark are a significant part of our business. Accordingly, we intend to maintain these marks and the related registrations. We are unaware of any material claims of infringement or other challenges to our right to use our marks in the United States, although we have successfully brought infringement claims against third parties in the past.

Employees

As of December 31, 2005, we had approximately 2,700 employees, of whom approximately 1,225 were full-time employees and 1,475 were part time employees. None of these employees is represented by a labor union. We consider our employee relations to be satisfactory.

Available Information

We make available on our website, www.cache.com, under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, currents reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”).

Our Code of Business Conduct and Ethics, and Board of Directors’ Committee Charters are also available on our website, under “Corporate Governance”.

ITEM 1A.   RISK FACTORS

Our success depends on our ability to respond rapidly to ever-changing fashion trends and customer demands.

Customer tastes and fashion trends change rapidly. Our success depends in large part on our ability to anticipate the fashion tastes of our customers, to respond to changing fashion tastes and consumer demands, and to translate market trends into fashionable merchandise on a timely basis. If we are unable to anticipate, identify or react to changing styles or trends, our sales may decline and we may be faced with excess inventories. If this occurs, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow moving inventory. This could also cause us to miss opportunities. Both of the foregoing could have a material adverse effect on our business, financial condition and results of operations. In addition, if we miscalculate fashion tastes and our customers come to believe that we are no longer able to offer fashions that appeal to them, our brand image may suffer.

Our growth will depend on our ability to successfully open and operate new stores. This may strain our ability to manage our business.

Our growth strategy depends on our ability to open and operate new stores on a profitable basis. Opening new stores is dependant on a variety of factors including our ability to:

•       Identify suitable markets and sites for store locations,

•       Negotiate acceptable lease terms,

•       Hire, train and retain competent store personnel,

•       Maintain a proportion of new stores to mature stores that does not harm existing sales,

•       Foster current relationships and develop new relationships with vendors that are capable of supplying an increasing volume of merchandise,

•       Manage inventory effectively to meet the needs of new and existing stores in a timely basis and

•       Expand our infrastructure to accommodate growth.

We opened 24 new stores in fiscal 2003, 40 new stores in fiscal 2004 and 19 new stores during fiscal 2005. Additionally, we plan to open approximately 25 new stores during fiscal 2006 and approximately 30 new stores in fiscal 2007. We intend to continue to open a significant number of new stores in future years and to remodel many of our existing stores as their leases come up for renewal. Our proposed expansion will place demands on our operational, managerial and administrative resources. These increased demands could have a material adverse effect on our ability to manage our business. As we open more stores, our resources may come under greater strain and may prove to be inadequate. If we are unable to open new stores or remodel our existing stores as planned, or if our new stores are unsuccessful, it could have a negative impact on our financial performance. In addition, even if we are able to open new stores as planned, some of our newly opened stores may not be commercially successful, possibly resulting in their closure at a significant cost to us or a material adverse effect on our financial condition or results of operations.

In addition, some of our new stores will be opened in areas of the United States in which we currently have few or no stores. The expansion into new markets may present competitive, merchandising and administrative challenges that are different from those currently encountered in our existing markets. Any of these challenges could adversely affect our business, financial condition and results in operations. To the extent our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets.

We recently made changes to our business strategy that, if not successful, could hurt our profitability.

We have embarked on a number of strategic initiatives intended to improve our business and profitability. These initiatives include hiring new members of senior management, significantly increasing our advertising and promotional activities, transitioning to exclusively Cache and Lillie Rubin branded lines of apparel, increasing the number of store openings, remodeling existing stores and reducing the number of items carried in our stores and vendors from which we source. These initiatives have costs associated with them, and we cannot assure you that they ultimately will prove successful or result in an increase to our sales or profitability.

Fluctuations in comparable store sales and quarterly results of operations could cause the price of our common stock to decline substantially.

Our quarterly results of operations for our individual stores have fluctuated in the past and will continue to fluctuate in the future. Since the beginning of fiscal 2000, our quarterly comparable store sales have ranged from an increase of 13% to a decrease of 5%. We cannot assure you that we will be able to increase comparable store sales in the future over any given period. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

•       Fashion trends,

•       Calendar shifts of holiday or seasonal periods,

•       The effectiveness of our inventory management,

•       Changes in our merchandise mix,

•       The timing of promotional events,

•       Weather conditions,

•       Changes in general economic conditions and consumer spending patterns and

•       Actions of competitors or mall anchor tenants.

If our future comparable store sales fail to meet the expectations of research analysts, then the market price of our common stock could decline substantially.

Our success depends in part on the efforts of our management team, several of whom are relatively new to our company.

Our success in implementing our business and growth strategies depends on the abilities and experience of our management team. If we were to lose the services of one or more members of this team, and in particular the services of Brian Woolf, our Chief Executive Officer, we may be unable to find a suitable replacement on a timely basis. This in turn could adversely affect our business, financial condition and results of operations.

Additionally, some members of our management team recently joined us and have been working together for a relatively short amount of time. It is possible that we will be unable to integrate the new members of our management to effectively and efficiently run our business. If we are unable to do so, it could frustrate the execution of our business strategy and hurt our profitability.

We may be adversely impacted at any time by a significant number of competitors.

The women’s apparel market is highly competitive, fragmented and characterized by low barriers to entry. We compete against a diverse group of retailers, including traditional department stores, national and local specialty retail stores, internet-based retailers and mail order retailers. Many of our competitors, particularly traditional department stores and national specialty retail stores, are larger and have greater resources to expend on marketing and advertising campaigns. In addition, may of these competitors are already established in markets that we have not yet penetrated and have greater name recognition in general. We cannot assure you that we will continue to be successful in competing against existing or future competitors. Our expansion into markets served our competitors or entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition and results of operations.

Our sales fluctuate on a seasonal basis and are sensitive to economic conditions and consumer spending patterns, leaving our operating results particularly susceptible to changes in shopping patterns.

Our net sales and net income are generally highest each year during our fourth fiscal quarter (October, November, and December) and lowest in our third fiscal quarter (July, August, and September). Sales during any period cannot be used as an accurate indicator of our annual results. Any significant decrease in sales during the fourth quarter in a given year would hurt our profitability.

Our business is also sensitive to changes in overall economic conditions and consumer spending patterns. Our growth, sales and profitability may be adversely affected by unfavorable local, regional, national or international economic conditions, including the effects of war, terrorism or the threat of these events.

We rely on a relatively small number of vendors, and our success depends on maintaining good relationships with these vendors to source our products.

For fiscal 2005, we purchased approximately 37% of our merchandise from our top five vendors, with approximately 21% being purchased from one vendor. The terms of our relationships with our vendors generally are not contractual and do not assure adequate supply or pricing on a long-term basis. If one or more of these vendors ceased to sell to us or significantly altered the terms of our relationship, we may be unable to obtain merchandise in a timely manner, in the desired styles, fabrics or colors, or at the prices and volumes we need. This could hurt our sales and our ability to respond to changing fashion trends. In addition, we have been reducing the number of vendors with which we do business and anticipate continuing this process. As we continue to do so, the risks associated with a vendor ceasing to sell to us may increase.

Some of our merchandise purchased from domestic vendors is produced in foreign facilities. This subjects us to the risks of international trade.

Many of our domestic vendors utilize overseas production facilities. To the extent that our domestic vendors rely on overseas sources for a significant portion of their materials or products, any event causing a disruption of imports, including financial or political instability or trade restrictions in the form of tariffs or quotas or both, could negatively affect our business. These adverse impacts may include an increased cost to us, reductions in the supply of merchandise or delays in our manufacturing lead time.

We rely on third parties to distribute our merchandise. If these third parties do not adequately perform this function, our business would be disrupted.

The efficient operation of our business depends on the ability of our vendors to ship merchandise through third party carriers, such as United Parcel Service, directly to our individual stores. These carriers typically employ personnel represented by labor unions and have experienced labor difficulties in the past. Due to our reliance on these parties for our shipments, interruptions in the ability of our vendors to ship our merchandise or the ability of carriers to fulfill the distribution of merchandise to our stores could adversely affect our business, financial condition and results of operations.

Our ability to attract new customers to our stores depends heavily on the success of the shopping malls in which we are located.

All but a few of our existing stores are located in shopping malls. We cannot control the development of new shopping malls, the availability or cost of appropriate locations within existing or new shopping malls, or the success of individual shopping malls. A significant decrease in shopping mall traffic would have a material adverse effect on our results of operations.

We may be unable to protect our trademarks and other intellectual property rights.

We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. There can be no assurance that the actions we have taken to establish and protect our trademarks and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks, service marks and proprietary rights of others. Also, others may assert rights in, or ownership of, our trademarks and other proprietary rights, and we may be unable to successfully resolve those types of conflicts to our satisfaction.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

Executive Officers, Directors and Key Employees

The following table sets forth information concerning our executive officers, directors and key employees:

Name	Age	Position
Executive Officers and Directors
Brian Woolf	57	Chief Executive Officer and Chairman of the Board
Thomas E. Reinckens	52	President, Chief Operating Officer
Margaret Feeney	48	Executive Vice President, Chief Financial Officer
Arthur S. Mintz	60	Director
Andrew M. Saul	59	Director
Morton J. Schrader	74	Director
Gene G. Gage	58	Director
Other Key Employees
Victor Coster	48	Treasurer and Secretary
Lisa Decker	44	Vice President, Marketing
Clifford Gray	50	Vice President, Construction
Joanne Marselle	45	Vice President, Planning and Distribution
Caryl Paez	45	Director, Information Technologies

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

Margaret Feeney has served as Executive Vice President of Finance and Chief Financial Officer since May 2005. Ms. Feeney was promoted to Vice President of Finance in July 2001. Ms. Feeney has served in a variety of financial and operational capacities with us since 1992. Prior to joining us, Ms. Feeney served as Manager of Financial Analysis and Budgeting for Toys “R” Us and in various financial positions at Brooks Fashion Stores, a junior specialty chain. Ms. Feeney has 20 years of retail experience.

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

Morton J. Schrader has served as one of our directors since 1989. Mr. Schrader was the President of Abe Schrader Corp., a manufacturer of women’s apparel, from 1968 through March 1989. Since 1989, he has been active as a real estate broker and is a principal of PBS Realty Advisors.

Gene G. Gage has served as one of our directors since September 2004. Mr. Gage is currently the President and Chief Executive Officer of Gage Associates, a firm which provides financial planning and services to individuals and businesses. He is a certified public accountant, as well as a certified financial planner. He has over 30 years of financial experience.

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

Clifford Gray has served as Vice President of Construction since 1999 and was our Operations Manager from 1991 to 1999. Prior to joining us, Mr. Gray served as Operations Manager with Kids “R” Us.

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

ITEM 2.                PROPERTIES

All but a few of our 306 stores are located in shopping malls. The substantial majority of our stores contain between 1,500 and 2,500 square feet of space, with the typical store averaging 2,000 square feet. All of our stores are in leased facilities, and we typically negotiate our rental agreements based on our portfolio of store locations with a particular landlord rather than on an individual basis. Rental terms usually include a fixed minimum rent plus a percentage rent based on sales in excess of a specified amount. In addition, we generally are required to pay a charge for common area maintenance, utility consumption, promotional activities and/or advertising, insurance and real estate taxes. Many leases contain fixed escalation clauses. Most leases contain leasehold improvement reimbursements from landlords and/or rent holidays. In recognizing landlord incentives and minimum rent expenses, the Company amortizes the charges on a straight line basis over the lease term.

Our leases expire at various dates through 2019. The following table indicates the periods during which our leases expire.

Fiscal Years	Cache	Lillie Rubin	Totals
Present-2008	55	5	60
2009-2011	43	7	50
2012-2014	91	14	105
2015-2017	77	12	89
2018-2019	1	1	2
Totals	267	39	306

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Cache, Inc. held its annual meeting of shareholders at its headquarters in New York, New York on November 10, 2005. Of the 15,752,553 shares outstanding as of the record date, 15,250,454 shares were represented by proxy at the meeting. Proxies were solicited by Cache pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, Cache’s shareholders voted on the following matters:

(1)         Proposal to elect five directors to hold office for a one-year term and until their successors are elected and qualified.

	For	Withheld
Andrew M. Saul	14,696,096	554,358
Brian Woolf	14,991,455	258,999
Gene G. Gage	15,087,655	162,799
Arthur S. Mintz	15,197,590	52,864
Morton J. Schrader	15,062,563	187,891

(2)         Proposal to ratify the appointment of Deloitte and Touche LLP as the Company’s independent auditors for the fiscal year ended December 31, 2005.

For	Against	Abstain
15,243,448	5,184	1,822

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

a.                  The principal market on which the Company’s Common Stock is traded is the NASDAQ National Market System. The stock symbol is “CACH”. The price range of the high and low bid information for the Company’s Common Stock during 2004 and 2005, by fiscal quarters, are as follows:

Fiscal Period	Fiscal 2004		Fiscal 2005
	High	Low	High	Low
First Fiscal Quarter	$21.59	$12.50	$18.05	$13.33
Second Fiscal Quarter	$23.63	$13.39	$17.69	$10.90
Third Fiscal Quarter	$15.85	$11.31	$18.52	$13.71
Fourth Fiscal Quarter	$18.53	$13.69	$19.09	$14.47

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

b.                 As of February 28, 2006, there were approximately 315 registered holders of record of the Company’s Common Stock.

c.                  The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company’s Board of Directors.

d.                 The following table summarizes our equity compensation plans as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for the future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,481,500	$10.85	210,532
Equity compensation plans not approved by security holders	0	0	0
Total	1,481,500	$10.85	210,532

ITEM 6.                SELECTED FINANCIAL DATA

The following Selected Consolidated Financial Data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

	52 WEEKS ENDED			53 WEEKS ENDED	52 WEEKS ENDED
	DEC. 29,	DEC. 28,	DEC. 27,	JAN. 1,	DEC. 31,
	2001	2002	2003	2005	2005
	(in thousands, except per share and operating data)
STATEMENT OF INCOME DATA:
NET SALES	$180,750	$200,315	$216,256	$247,300	$266,345
COST OF SALES	117,201	116,490	120,731	135,745	144,984
GROSS PROFIT	63,549	83,825	95,525	111,555	121,361
STORE OPERATING EXPENSES	51,285	57,322	63,546	76,466	85,529
GENERAL AND ADMINISTRATIVE EXPENSES	8,929	12,190	14,074	14,221	15,824
OPERATING INCOME	3,335	14,313	17,905	20,868	20,008
OTHER INCOME, (net)(1)	1,858	260	273	459	1,072
INCOME BEFORE INCOME TAXES	5,193	14,573	18,178	21,327	21,080
INCOME TAX PROVISION	1,895	5,632	7,089	8,030	7,675
NET INCOME	$3,298	$8,941	$11,089	$13,297	$13,405
EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE	$0.24	$0.66	$0.78	$0.85	$0.85
DILUTED EARNINGS PER SHARE	$0.24	$0.62	$0.75	$0.83	$0.83
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,637	13,650	14,256	15,589	15,726
DILUTED(2)	13,844	14,448	14,721	16,004	16,150
STORE DATA:
NUMBER OF STORES OPEN AT END OF PERIOD	222	234	255	291	306
AVERAGE SALES PER SQUARE FOOT(3)	$408	$438	$450	$461	$450
COMPARABLE STORE SALES INCREASE(4)	0%	7%	3%	5%	4%
TOTAL SQUARE FOOTAGE	460	478	514	596	614
STATEMENT OF BALANCE SHEET AND OTHER DATA:
WORKING CAPITAL	$20,197	$26,654	$41,034	$53,469	$63,786
TOTAL ASSETS	$61,182	$76,480	$104,067	$132,028	$150,884
TOTAL LONG-TERM DEBT	—	—	—	—	—
STOCKHOLDERS' EQUITY	$36,306	$45,292	$65,142	$84,840	$98,996
RATIO OF CURRENT ASSETS TO CURRENT LIABILITIES	2.03:1	2.07:1	2.41:1	2.75:1	2.91:1
INVENTORY TURNOVER RATIO	5.07:1	5.28:1	4.94:1	4.60:1	4.46:1
CAPITAL EXPENDITURES	$6,220	$9,033	$15,628	$21,753	$15,490
DEPRECIATION AND AMORTIZATION	$5,247	$5,519	$6,395	$8,232	$9,779
BOOK VALUE PER SHARE	$2.66	$3.32	$4.35	$5.42	$6.28

(1)     Other income in fiscal 2001 included $1,518,000 from the settlement of a trademark litigation claim undertaken against a third party, net of professional fees related to the lawsuit. Other income generally consists of interest income.

(2)     Diluted weighted average shares for the fiscal years ended December 29, 2001, December 28, 2002, December 27, 2003, January 1, 2005 and December 31, 2005 include 207,000, 798,000, 465,000, 415,000 and 424,000, shares respectively, due to the potential exercise of stock options that were outstanding and exercisable during those years.

(3)     Average sales per square foot are calculated by dividing net sales by the weighted average store square footage available.

(4)     Comparable store sales data is calculated based on the net sales of stores open at least 12 full months at the beginning of the period for which the data are presented.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Both store concepts focus on social occasion dressing designed for contemporary women. Our Cache and Lillie Rubin lines extend from elegant eveningwear to our distinctive day-into-evening sportswear, which encompasses a variety of tops, bottoms and dresses versatile enough to be worn during the day or evening. We operate 267 Cache and 39 Lillie Rubin stores (as of December 31, 2005), primarily situated in central locations in high traffic, upscale malls throughout the United States.

Management Overview

Fiscal 2005 represents the company’s fifteenth consecutive profitable year.

The overall success of fiscal 2005 was not without challenges. The first half of fiscal 2005 was a pivotal period for the Company. We expanded our casual fashion assortments, while reducing our key item and dress business. These repositioning efforts created lower gross margins for the first half, gross profits as a percentage of net sales in the first half decreased to 44.3% from 46.0% in fiscal 2004. During the second half of fiscal 2005, our consumer responded well to the increased penetration of casual fashions versus basics. Also, we reduced the quantity per style being offered, which we believe created a greater sense of urgency for the customer. The second half gross profit margin increased to 46.8% in fiscal 2005 from 44.3% in fiscal 2004.

In fiscal 2006, the Company will focus on its sourcing strategy and has already hired an Executive Vice President of Production and Sourcing to lead this initiative. The merchandising team had in the past also been responsible for sourcing. We believe that having a separate area responsible for this integral process will enhance consistent flow and quality of product.

The company opened 19 stores in fiscal 2005, 17 Cache and 2 Lillie Rubin stores and closed 4 Cache stores. Operating cash flow funded all store openings. In fiscal 2006, we intend to open approximately 25 stores consisting of 20 Cache and 5 Lillie Rubin stores, also intended to be funded by operating cash flow. In fiscal 2005, the company remodeled 18 Cache stores and 2 Lillie Rubin, approximately 60% of the chain is now in the new format.

In Spring 2006, the Company intends to roll-out a new POS system to all locations. The new systems will allow the Company to then go forward with a customer loyalty program in late 2006, which will link to the Company’s direct marketing.

The Company is optimistic about its opportunity for success in fiscal 2006. Management will continue to offer the consumer the most current fashion trends in a boutique setting with high levels of customer service.

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	December 27,	January 1,	December 31,
	2003	2005	2005
Operating Results
Total store count, at end of period	255	291	306
Net sales growth	8.0%	14.3%	7.7%
Comparable store sales growth	3.0%	5.0%	4.0%
Net sales per square foot	$450	$461	$450
Total square footage (in thousands)	514	596	614

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

Critical Accounting Policies and Estimates

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

Inventories.   Our inventories are valued at lower of cost or market using the retail inventory method. Under the retail method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that had been widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation, which results in a carrying value at the lower of cost or market.

Finite-long lived assets.   The Company’s judgment regarding the existence of impairment indicators is based on market and operational performance. We assess the impairment of long-lived assets, primarily fixed assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•       significant changes in the manner of our use of assets or the strategy for our overall business;

•       significant negative industry or economic trends;

•       store closings; or

•       underperforming business trends.

In the evaluation of the fair value and future benefits of finite long-lived assets, we perform an analysis by store of the anticipated undiscounted future net cash flows of the related finite long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges were incurred in fiscal 2003, 2004 and 2005, respectively.

Self Insurance.   We are self-insured for losses and liabilities related primarily to employee health and welfare claims. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for fiscal 2003, 2004 and 2005. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings.

Revenue Recognition.   Sales are recognized at the “point of sale,” which occurs when merchandise is sold in an “over-the-counter” transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges or credits to earnings resulting from revisions to estimates on our sales return provision were approximately $66,000, $20,000 and $(29,000) for fiscal 2003, 2004 and 2005, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred for shipping and handling are included in cost of sales.

Income Taxes.   The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. The Company reserves for tax contingencies when it is probable that a liability has been incurred and the contingent amount is reasonably estimable. These reserves are based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions as well as various tax filing positions. Due to the complexity of these examination issues, $325,000 has been accrued to date.

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

Results of Operations

The following table sets forth our operating results, expressed as a percentage of net sales.

	52 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended
	December 27,	January 1,	December 31,
	2003	2005	2005
Operating Results
Net sales	100.0%	100.0%	100.0%
Cost of sales	55.8	54.9	54.4
Gross profit	44.2	45.1	45.6
Store operating expenses	29.4	30.9	32.1
General and administrative expenses	6.5	5.8	5.9
Operating income	8.3	8.4	7.5
Other income (net)	0.1	0.2	0.4
Income before income taxes	8.4	8.6	7.9
Income taxes	3.3	3.2	2.9
Net income	5.1%	5.4%	5.0%

52 Weeks Ended December 31, 2005 (Fiscal 2005) Compared to 53 Weeks Ended January 1, 2005 (Fiscal 2004)

Net sales.   Net sales increased to $266.3 million from $247.3 million, an increase of $19.0 million, or 7.7%, over the prior fiscal year. Fiscal 2004 net sales included a fifty-third week; on a comparable basis, assuming a fifty-two week year in both periods, total sales would have risen by approximately 10.0% in fiscal 2005. The actual increase in fiscal 2005 net sales as compared to fiscal 2004 reflects $10.1 million of additional net sales primarily due to a 4% increase in comparable store sales. Comparable store sales were higher in the second half of fiscal 2005, rising 5.4%, as compared to a 3.1% increase during the first half of fiscal 2005. This improvement resulted from a change in the merchandise assortment in the second half of fiscal 2005, to reflect a greater proportion of fashion-forward merchandise. The increase in full year fiscal 2005 sales was also partially attributable to the increase in accessory sales, which increased to 9.6% of total sales for Cache stores in fiscal 2005, from 8.6% of sales in fiscal 2004. The remainder of the increase in sales was the result of additional net sales from non-comparable stores and new stores. We believe our new store expansion, planned at approximately 25 new stores in fiscal 2006, will help to increase sales during the next fiscal year.

Gross profit.   Gross profit increased to $121.4 million from $111.6 million, an increase of $9.8 million, or 8.8%, over the prior fiscal year. As a percentage of net sales, gross profit increased to 45.6% from 45.1%. This increase in gross profit was the combined result of higher net sales and an increase in gross profit margins, due to improved inventory management, which led to an increase in initial markup as compared to fiscal 2004. Partially offsetting the increase in gross margins was an increase in occupancy costs, which rose an additional 0.6% of sales in fiscal 2005 as compared to fiscal 2004, primarily due to the increase in new stores opened in late 2004 and during 2005. We believe it generally takes three years for new stores to reach maturity levels, which provide positive leverage for occupancy costs. We estimate that excluding the fifty-third week from fiscal 2004 results, gross profit would have risen by an additional approximately 0.8% in fiscal 2005.

We will seek to increase gross margin rates in fiscal 2006 and beyond by establishing our own in-house production department. To that end, in March 2006 we hired a Vice President of Production and Sourcing, to assist in this effort.

Store operating expenses.   Store operating expenses increased to $85.5 million from $76.5 million, an increase of $9.0 million, or 11.8%, over the prior fiscal year. This was due primarily to an increase in the total number of new stores open. As a percentage of net sales, store operating expenses increased to 32.1% from 30.9%, primarily due to an increase in payroll expense of $3.3 million, an increase in licenses and taxes of $1.0 million (rising to 1.7% of net sales in fiscal 2005, as compared to 1.4% in fiscal 2004)  and an increase in depreciation expense of $2.8 million (rising to 3.5% of net sales in fiscal 2005, as compared to 2.6% in fiscal 2004). The increases in depreciation and taxes were partially attributable to the increase in new stores, as well as an increase in store remodels. Excluding the fifty-third week from fiscal 2004 results, we estimate that store operating expenses would have risen by approximately 1.5% in fiscal 2005. We anticipate that store operating expenses will decrease, as a percent of net sales in future years, as comparable store sales rise in our newer locations.

General and administrative expenses.   General and administrative expenses increased to $15.8 million from $14.2 million, an increase of $1.6 million or 11.3% from the prior fiscal year. As a percentage of net sales, general and administrative expenses increased to 5.9% from 5.8%. This increase was primarily attributable to increase in corporate level payroll of $520,000, as well as an increase in incentive compensation expense of $680,000 (rising to 0.5% of net sales in fiscal 2005 as compared to 0.2% in fiscal 2004) and was partially offset by a reduction in travel expense of $297,000 (decreasing to 0.7% of net sales in fiscal 2005 as compared to 0.8% in fiscal 2004). Excluding the fifty-third week from fiscal 2004 results, we estimate that general and administrative expenses would have been 5.7% of net sales.

Other income.   Other income increased to $1.1 million from $459,000, primarily attributable to higher average cash balances and higher interest rates in fiscal 2005, as compared to fiscal 2004. Other income generally consists of interest income. We expect interest income to grow in the future due to stronger cash flows from operations.

Income taxes.   Income taxes decreased to $7.7 million from $8.0 million, a decrease of $355,000, below the same period last year. The overall effective tax rate decreased to 36.4% in fiscal 2005 from 37.7% in fiscal 2004. The decrease in the overall effective income tax rate is primarily attributable to a reversal of overaccrued state income taxes. An increase in tax-free interest from municipal bond investments in the first half of fiscal 2005 also contributed to the reduction in effective rate during fiscal 2005. Refer to Note 9 to the Consolidated Financial Statements for additional details of the income tax provision.

Net income.   As a result of the foregoing, net increased to $13.4 million from $13.3 million, as compared to the same period last year.

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

The following table includes our unaudited quarterly results of operations data for each of the eight quarters during the two-year period ended December 31, 2005. We derived this data from our unaudited quarterly consolidated financial statements. We believe that we have prepared this information on the same basis as our audited consolidated financial statements and that we have included all necessary adjustments, consisting only of normal recurring adjustments, to present fairly the selected quarterly information when read in conjunction with our audited annual consolidated financial statements and the notes to those statements included elsewhere in this document. The operating results for any particular quarter are not necessarily indicative of the operating results for any future period.

	13 Weeks Ended			14 Weeks Ended	13 Weeks Ended
	Mar. 27,	June 26,	Sept. 25,	Jan. 1,	Apr. 1,	July 2,	Oct. 1,	Dec. 31,
	2004	2004	2004	2005	2005	2005	2005	2005
	(Unaudited)
	(Dollars in thousands)
Operating Results
Net sales	$57,194	$62,087	$49,430	$78,589	$62,793	$66,970	$57,262	$79,320
Gross profit	25,688	29,149	19,596	37,122	27,133	30,366	26,113	37,749
Operating income (loss)	5,151	7,102	(961)	9,576	2,751	4,717	1,541	10,999
Net income (loss)	$3,249	$4,361	($521)	$6,208	$1,757	$3,000	$1,107	$7,541
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	44.9%	46.9%	39.6%	47.2%	43.2%	45.3%	45.6%	47.6%
Operating income (loss)	9.0%	11.4%	(1.9%)	12.2%	4.4%	7.0%	2.7%	13.9%
Net income (loss)	5.7%	7.0%	(1.1%)	7.9%	2.8%	4.5%	1.9%	9.5%
Selected Operating Data
Number of stores open at end of period	258	269	276	291	294	297	301	306
Comparable store sales increase (decrease)	13%	3%	(1%)	4%	1%	5%	8%	4%

Liquidity and Capital Resources

Our cash requirements are primarily for the construction of new stores and inventory for new stores as well as the remodeling of existing stores. We have historically satisfied our cash requirements principally through cash flow from operations. Cash flows have increased significantly in recent years, due to the dramatic increase in gross margin contribution.

As of December 31, 2005, we had working capital of $63.8 million, which included cash and marketable securities of $53.3 million.

The following table sets forth our cash flows for the period indicated (in thousands):

	52 Weeks Ended December 27, 2003	53 Weeks Ended January 1, 2005	52 Weeks Ended December 31, 2005
Net cash from operating activities	$21,810,000	$22,983,000	$25,482,000
Net cash used by investing activities	($20,982,000)	($27,881,000)	($26,136,000)
Net cash from financing activities	$5,772,000	$4,859,000	$559,000
Net increase (decrease), in cash and cash equivalents	$6,600,000	($39,000)	($95,000)

During fiscal 2005, we generated $25.5 million in cash from operating activities due primarily to net income, depreciation of $9.8 million, an increase in accrued liabilities and compensation of $5.3 million, an increase in accounts payable of $1.3 million, partially offset by a decrease of $1.0 million in deferred taxes and an increase in prepaid expenses of $2.8 million.

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

During fiscal 2003, we generated $21.8 million in cash from operating activities due primarily to net income, depreciation of $6.4 million, an increase in accrued liabilities and compensation of $5.4 million, and an increase in accounts payable of $2.4 million and a tax benefit of $2.9 million from stock option exercises, partially offset by an increase in accounts receivable of $1.9 million and an increase in inventories of $4.7 million, primarily due to the net increase of 21 stores.

Cash used in investing activities was approximately $26.1 million in fiscal 2005, $27.9 million in fiscal 2004, $21.0 million in fiscal 2003. These amounts were used for the purchase of marketable securities, as well as the payment for equipment and leasehold improvements in new and remodeled stores. Our capital requirements depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. Projected capital expenditures for fiscal 2006 to fund new store openings and remodelings are approximately $16.0 to $18.0 million.

Based on our experience with new store openings, we estimate that the average net investment to open new stores is approximately $225,000 to $375,000, which includes new store opening expenses and initial inventory, net of landlord contributions. We estimate that the average net investment to remodel an existing store is approximately $200,000 to $300,000, net of landlord contributions.

Cash provided by financing activities was approximately $559,000 in fiscal 2005, primarily due to cash provided from the proceeds of common stock issuances. Cash provided by financing activities was approximately $4.9 million in fiscal 2004, primarily due to stock option exercises and stock issuances. During fiscal 2003, we received net proceeds of $5.8 million from stock issuances and stock option exercises.

We have a line of credit with Fleet Bank, N.A., permitting us to borrow up to $17.5 million on a revolving basis. At December 31, 2005, there was no outstanding balance under this credit facility. Amounts outstanding under the credit facility bear interest at a maximum annual rate equal to the bank’s prime rate, currently 7.50% at February 28, 2006, less 0.25%. The agreement relating to this facility contains selected financial and other covenants. In addition, the credit facility contains restrictions on our ability to make capital expenditures, incur indebtedness or create or incur liens on our assets. While this facility is unsecured, if a default occurs under the facility, we are required to grant the lender a security interest in our inventory and accounts receivable. We have at all times been in compliance with all loan covenants. This facility currently expires in November 2008.

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

Contractual Obligations and Commercial Commitments

The following tables summarize our minimum contractual obligations and commercial commitments as of December 31, 2005:

	Payments Due in Period
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Contractual Obligations
Employment contracts	$4,110	$1,255	$2,855	$—	$—
Purchase Obligations	38,222	38,222	—	—	—
Operating leases	188,625	25,859	48,547	44,622	69,597
Total	$230,957	$65,336	$51,402	$44,622	$69,597

	Payments Due in Period
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Commercial Commitments
Credit facility	$—	$—	$—	$—	$—
Standby Letters of credit	969	969	—	—	—
Total	$969	$969	$—	$—	$—

We issue standby letters of credit primarily for the importation of merchandise inventories. The Company does not have any off balance sheet financing arrangements.

The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 0.8% of minimum lease obligations in fiscal 2005, or variable costs such as maintenance, insurance and taxes, which represented approximately 43.5% of minimum lease obligations in fiscal 2005.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk relates primarily to changes in interest rates. We bear the risk in two specific ways. First, the revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, the statement of income and cash flows will be exposed to changes in interest rates. As of December 31, 2005, we had no borrowing under our credit facility. However, we may borrow funds under the revolving credit facility, as needed.

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

Recent Accounting Developments

See the section “Recent Accounting Developments” included in Note 1 in the Notes to the Consolidated Financial Statements for a discussion of recent accounting developments and their impact on our consolidated financial statements.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s unaudited selected quarterly financial data is incorporated herein by reference to Note 12 to the Company’s consolidated financial statements on page F-21. The Company’s consolidated financial statements and the report of independent public accountants are listed at Item 16 of this Report and are included in this Form 10-K on pages F-1 through F-22.

ITEM 9.                CHANGES IN AND/OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two fiscal years prior to the fiscal year ended December 31,2005, (i) there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreements in connection with its report, and (ii) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K). Please see our Report on Form 8-K filed February 15, 2005 for additional disclosure regarding our change in accountants.

ITEM 9A.        CONTROLS AND PROCEDURES

(1)   Disclosure Controls and Procedures—The Company maintains a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Management identified a material weakness, due to an insufficient number of resources in the accounting and finance department, resulting in an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and several audit adjustments to the financial statements for the quarter and year ended December 31, 2005. Due to the pervasive effect of the lack of resources and the potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005.

(2)   Management’s Annual Report on Internal Control over Financial Reporting—Management  is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). A system of  internal control  over financial reporting is a process designed to provide reasonable assurance  regarding the reliability of financial reporting and the preparation and fair presentation of  financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting,

management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework.

In performing this assessment, management reviewed the lack of resources in the accounting and finance department. As a result of this review, management concluded that the lack of resources resulted in an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures, resulting in several adjustments to the current financial statements.

Management evaluated the impact of these adjustments on the Company’s assessment of its system of internal control and has concluded that the control deficiencies that resulted from the lack of resources in the accounting and finance department, resulting in an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures, represented a material weakness as of December 31, 2005. As a result of the material weakness in the Company’s internal control over financial reporting, management has concluded that as of December 31, 2005, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control—Integrated Framework. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists, including the restatement of previously issued financial statements to reflect the correction of a misstatement.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears below.

(3)   Remediation Steps to Address the Material Weakness

We are currently reviewing our remediation process for the material weakness described above. We may conclude to take one or more of the following actions:

i.                   Clearly define roles and responsibilities throughout the accounting/finance organization;

ii.               Hiring additional resources;

iii.           Institute a formal training of finance personnel;

iv.             Conducting a review of accounting processes to incorporate technology enhancements and strengthen the design and operation of controls;

v.                 Implement process improvements to support timely reconciliation of all major balance sheet accounts on a monthly basis.

vi.             Implement policies to ensure the accuracy of accounting calculations supporting the amounts reflected in our financial statements and to ensure all significant accounts are properly reconciled on a frequent and timely basis.

These remediation plans will be implemented during the second and third quarters of fiscal 2006. The material weakness will not be considered remediated until the applicable remedial procedures operate for a period of time, such procedures are tested and management has concluded that the procedures are operating effectively.

(4)   Change in Internal Control Over Financial Reporting—No changes in the Company’s internal control over financial reporting has occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ BRIAN WOOLF	March 17, 2006
Brian Woolf
Chairman and Chief Executive Officer
/s/ MARGARET FEENEY	March 17, 2006
Margaret Feeney
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Cache, Inc.
New York, New York

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Cache, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified by management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company identified and included in management’s assessment a material weakness, due to an insufficient number of resources in the accounting and finance department, resulting in an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and several audit adjustments to the financial statements for the quarter and year ended December 31, 2005. Due to the pervasive effect of the lack of resources and the potential impact on the consolidated financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not have been prevented or detected. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the fiscal year ended December 31, 2005, of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended December 31, 2005 of the Company and the related financial statement schedule listed in the Index at Item 15, and our report dated March 17, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 17, 2006

ITEM 9B.   OTHER INFORMATION

None.

PART III

The information called for by Items 10, 11, 12, 13, and 14 is incorporated herein by reference from the definitive proxy statement to be filed by the Company in connection with its 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15.   EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a)	1.	The financial statements listed in the “Index To The Consolidated Financial Statements” on page F-2 are filed as a part of this report.
2.

Financial statement schedules are included on page F-22 or are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. A Stockholder may obtain a copy of any of the exhibits included in the Annual Report on Form 10-K upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, by written request to CACHE, Inc., at 1440 Broadway, 5th Floor, New York, New York 10018 Attention: Chief Financial Officer.

3.	Exhibits (10)
3.1	Articles of Incorporation of the Company and all amendments thereto(2)
3.2	Bylaws of the Company(1)
10.1	Lease, dated July 28, 2003, between the Company, as Tenant, and New 1440 Broadway Partners, LLC, as Landlord, for the Company’s offices at 1440 Broadway, New York, New York(10)
10.2	1994 Stock Option Plan of the Company(3)(11)
10.3	Form of Option Agreement relating to Options issued under the 1994 Stock Option Plan(4)(11)
10.4	2000 Stock Option Plan of the Company(7)(11)
10.5	Form of Option Agreement relating to Options issued under the 2000 Stock Option Plan(8)(11)
10.6	2003 Stock Option Plan of the Company(9)(11)
10.7	Form of Option Agreement relating to Options issued under the 2003 Stock Option Plan(10)(11)
10.8

Second Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) dated as of August 26, 1996, between Fleet Bank, N.A. (Successor in interest to National Westminster Bank, New Jersey) and the Company(4)

10.9	Security Agreement, dated as of August 26, 1996 (the “Security Agreement”), between the Company and Fleet Bank, N.A.(4)
10.10	Amended and Restated Asset Purchase Agreement dated August 10, 1998 between Lillie Rubin Fashions, Inc. and the Company(5)
10.11	Master Amendment, dated July 19, 1999, to Revolving Credit Agreement and Security Agreement(6)
10.12	Second Master Amendment, dated November 21, 2002, to Revolving Credit Agreement(10)
10.13	Third Master Amendment, dated May 20, 2004, to Revolving Credit Agreement(10)
10.14	Fourth Master Amendment, dated November 30, 2005 to Revolving Credit Agreement.
10.15	Employment Agreement, dated February 8, 2006, between the Company and Brian P. Woolf(11)
10.16	Employment Agreement dated February 8, 2006, between the Company and Thomas E. Reinckens(11)
11.1	Calculation of Basic and Fully Diluted Earnings per Common Share
12.1	Statements re: Computation of Ratios

23.1	Consent of Deloitte & Touche LLP
23.2	Consent of KPMG LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the Company’s Registration Statement on Form S-18, dated December 29, 1980.

(2)          Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 15, 1993.

(3)          Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(4)          Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

(5)          Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

(6)          Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

(7)          Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 18, 2001.

(8)          Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

(9)          Incorporated by reference to the Company’s Definitive Proxy Statement filed on October 6, 2003.

(10)   Incorporated by references to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

(11)   Exhibits 10.2 through 10.7, 10.15 and 10.16 are management contracts or compensatory plans or arrangements, which are required to be filed as an exhibit pursuant to Item 16(c) of this Annual Report on Form 10-K.

(b)          Reports on Form 8-K

None.

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 17, 2006	CACHE, INC.
(Registrant)
	By:	/s/ BRIAN WOOLF
Brian Woolf
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BRIAN WOOLF	Chairman of the Board	March 17, 2006
Brian Woolf
/s/ THOMAS E. REINCKENS	President	March 17, 2006
Thomas E. Reinckens	(Chief Operating Officer)
/s/ MARGARET FEENEY	Executive Vice President	March 17, 2006
Margaret Feeney	(Chief Financial Officer)
/s/ GENE GAGE	Director	March 17, 2006
Gene Gage
/s/ ARTHUR S. MINTZ	Director	March 17, 2006
Arthur S. Mintz
/s/ ANDREW M. SAUL	Director	March 17, 2006
Andrew M. Saul
/s/ MORTON J. SCHRADER	Director	March 17, 2006
Morton J. Schrader

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED DECEMBER 31, 2005,

JANUARY 1, 2005,

AND

DECEMBER 27, 2003

CACHE, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cache, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Cache, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the fiscal year then ended. Our audit also included financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cache, Inc.:

We have audited the accompanying consolidated balance sheets of Cache, Inc. and subsidiaries as of January 1, 2005 and December 27, 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended January 1, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

/s/ KPMG LLP

New York, New York
March 15, 2005

CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 1,	December 31,
	2005	2005
ASSETS
CURRENT ASSETS
Cash and equivalents (Note 1)	$ 16,848,000	$ 16,753,000
Marketable securities	25,874,000	36,520,000
Receivables, net (Note 2)	6,545,000	5,734,000
Inventories	32,296,000	32,785,000
Deferred income taxes, net (Note 9)	567,000	691,000
Prepaid expenses and other current assets	1,948,000	4,777,000
Total Current Assets	84,078,000	97,260,000
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Note 3)	47,118,000	52,760,000
OTHER ASSETS	832,000	864,000
Total Assets	$ 132,028,000	$ 150,884,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 17,055,000	$ 18,404,000
Accrued compensation	1,927,000	2,624,000
Accrued liabilities (Note 4)	11,627,000	12,446,000
Total Current Liabilities	30,609,000	33,474,000
OTHER LIABILITIES (Note 7)	13,556,000	16,309,000
DEFERRED INCOME TAXES, net (Note 9)	3,023,000	2,105,000
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, par value $.01; authorized, 20,000,000 shares; issued and outstanding 15,665,053 and 15,770,553 shares (Note 10)	157,000	158,000
Additional paid-in capital	34,705,000	35,455,000
Retained earnings	49,978,000	63,383,000
Total Stockholders’ Equity	84,840,000	98,996,000
Total Liabilities and Stockholders’ Equity	$ 132,028,000	$ 150,884,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	December 27,	January 1,	December 31,
	2003	2005	2005
NET SALES	$216,256,000	$247,300,000	$266,345,000
COST OF SALES, including buying and occupancy (Note 8)	120,731,000	135,745,000	144,984,000
GROSS PROFIT	95,525,000	111,555,000	121,361,000
EXPENSES
Store operating expenses	63,546,000	76,466,000	85,529,000
General and administrative expenses	14,074,000	14,221,000	15,824,000
TOTAL EXPENSES	77,620,000	90,687,000	101,353,000
OPERATING INCOME	17,905,000	20,868,000	20,008,000
OTHER INCOME (EXPENSE)
Interest income	259,000	439,000	1,071,000
Miscellaneous income (net)	14,000	20,000	1,000
TOTAL OTHER INCOME	273,000	459,000	1,072,000
INCOME BEFORE INCOME TAXES	18,178,000	21,327,000	21,080,000
INCOME TAX PROVISION (Note 9)	7,089,000	8,030,000	7,675,000
NET INCOME	$11,089,000	$13,297,000	$13,405,000
BASIC EARNINGS PER SHARE	$0.78	$0.85	$0.85
DILUTED EARNINGS PER SHARE	$0.75	$0.83	$0.83
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	14,256,000	15,589,000	15,726,000
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	14,721,000	16,004,000	16,150,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 28, 2002	9,100,150	$ 91,000	$ 19,609,000	$ 25,592,000	$ 45,292,000
Net income	—	—	—	11,089,000	11,089,000
Tax benefit from stock option exercises	—	—	2,933,000	—	2,933,000
Issuance of common stock	881,000	9,000	5,819,000	—	5,828,000
Balance at December 27, 2003	9,981,150	100,000	28,361,000	36,681,000	65,142,000
Net income	—	—	—	13,297,000	13,297,000
Tax benefit from stock option exercises	—	—	1,583,000	—	1,583,000
Issuance of common stock	472,125	5,000	4,813,000	—	4,818,000
Stock split	5,211,778	52,000	(52,000)	—	—
Balance at January 1, 2005	15,665,053	157,000	34,705,000	49,978,000	84,840,000
Net income	—	—	—	13,405,000	13,405,000
Tax benefit from stock option exercises	—	—	160,000	—	160,000
Issuance of common stock	105,500	1,000	590,000	—	591,000
Balance at December 31, 2005	15,770,553	$ 158,000	$ 35,455,000	$ 63,383,000	$ 98,996,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	December 27, 2003	January 1, 2005	December 31, 2005
Cash flows From Operating Activities:
Net income	$ 11,089,000	$ 13,297,000	$ 13,405,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,395,000	8,232,000	9,779,000
Decrease (increase) in deferred tax assets	916,000	2,705,000	(1,042,000)
Income tax benefit from stock option exercises	2,933,000	1,583,000	160,000
Amortization of deferred rent	(835,000)	(1,221,000)	(940,000)
Change in assets and liabilities:
Increase (decrease) in receivables	(1,937,000)	(1,931,000)	811,000
Decrease in notes receivable from related parties	321,000	—	—
Increase in inventories	(4,659,000)	(5,572,000)	(489,000)
Increase in prepaid expenses	(219,000)	(709,000)	(2,829,000)
Increase in accounts payable	2,374,000	2,693,000	1,349,000
Increase in accrued liabilities and accrued compensation	5,432,000	3,906,000	5,278,000
Net cash provided by operating activities	21,810,000	22,983,000	25,482,000
Cash Flows From Investing Activities:
Purchase of marketable securities	(19,746,000)	(25,874,000)	(54,828,000)
Maturities of marketable securities	14,392,000	19,746,000	44,182,000
Payments for equipment and leasehold improvements	(15,628,000)	(21,753,000)	(15,490,000)
Net cash used in investing activities	(20,982,000)	(27,881,000)	(26,136,000)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	5,828,000	4,818,000	591,000
Other, net	(56,000)	41,000	(32,000)
Net cash provided by financing activities	5,772,000	4,859,000	559,000
Net increase (decrease) in cash and equivalents	6,600,000	(39,000)	(95,000)
Cash and equivalents, at beginning of period	10,287,000	16,887,000	16,848,000
Cash and equivalents, at end of period	$ 16,887,000	$ 16,848,000	$ 16,753,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Cache, Inc. (together with its subsidiaries, the “Company”) owns and operates two chains of women’s apparel specialty stores, of which 267 stores (as of December 31, 2005) are operated under the trade name “Cache” and 39 stores are operated under the trade name “Lillie Rubin”. The Company specializes in the sale of high fashion women’s apparel and accessories in the better to expensive price range.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements

The  preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most significant estimates made by management include those made in the areas of inventory; deferred taxes; contingencies; self insurance reserves; and sales returns and allowances. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

Fiscal Reporting Period

The Company reports its annual results of operations based on fiscal periods comprised of 52 or 53 weeks, which is in accordance with industry practice. Results for fiscal 2004 includes 53 weeks. Results for fiscal 2005 and 2003 include 52 weeks.

Fair Value of Financial Instruments

The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of such items.

Cash Equivalents

The Company considers all highly liquid investments that mature within three months of the date of purchase to be cash equivalents.

Marketable Securities:

Marketable securities at January 1, 2005 and December 31, 2005 primarily consist of short-term United States Treasury bills. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company’s held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity as an adjustment to yield using the effective interest method. Interest income is recognized when earned.

Inventories

Our inventories are valued at lower of cost or market using the retail inventory method. Under the retail method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that had been widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation, which results in a carrying value at the lower of cost or market.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which generally range from three to 10 years. For income tax purposes, accelerated methods are generally used. Leasehold improvements are amortized over the shorter of their useful life or lease term.

The Company evaluates finite-lived assets in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). This statement supersedes SFAS No. 121, “Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of.” Finite-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. The Company evaluated its finite-lived assets during fiscal 2003, 2004 and 2005. Based on current and projected performance there was no fixed asset impairments in fiscal 2003, 2004 and 2005, Management believes the carrying value and useful lives are appropriate.

Self Insurance

We are self-insured for losses and liabilities related primarily to employee health and welfare claims. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for fiscal 2003, 2004 and 2005. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings.

Revenue Recognition

Sales are recognized at the “point of sale,” which occurs when merchandise is sold in an “over-the-counter” transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges or credits to earnings resulting from revisions to estimates on our sales return provision were approximately $66,000, $20,000 and $(29,000) for fiscal 2003, 2004 and 2005, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred for shipping and handling are included in cost of sales.

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

Advertising costs

Costs associated with advertising are charged to store operating expense when the advertising first takes place. We spent $5,610,000, $7,373,000 and $7,695,000 on advertising in fiscal 2003, 2004 and 2005, respectively.

Pre-Opening Store Expenses

Expenses associated with the opening of new stores are expensed as incurred.

Employee Benefit Plan

Employees are eligible to participate in the Company’s 401(k) plan if they have been employed by the Company for one year, have reached age 21, and work at least 1,000 hours annually. Generally, employees can defer up to 18% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. We can make a discretionary matching contribution for the employee. Employer contributions to the plan for fiscal 2003, 2004 and 2005 were $195,000, $205,000, and $227,000, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. The Company reserves for tax contingencies when it is probable that a liability has been incurred and the contingent amount is reasonably estimable. These reserves are based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions as well as various tax filing positions. Due to the complexity of these examination issues, $325,000 has been accrued to date.

Stock-Based Compensation

The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. If the options are granted to employees below fair market value, compensation expense is recognized. The Company has adopted the disclosure only provisions SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure, an Amendment of SFAS No. 123”. If compensation cost for the Company’s stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company’s net income would have been (in thousands, except per share data):

	52 Weeks Ended December 27, 2003	53 weeks Ended January 1, 2005	52 Weeks Ended December 31, 2005
Net income as reported	$11,089,000	$13,297,000	$13,405,000
Add: Stock-based employee compensation expense determined under APB 25, net of tax	—	—	—
Deduct: Total stock based employee compensation determined under fair value based method of SFAS No. 123, net of tax(1)	712,000	1,086,000	930,000
Pro-forma net income	$10,377,000	$12,211,000	$12,475,000
Basic earnings per share:
As reported	$0.78	$0.85	$0.85
Pro-forma	$0.73	$0.78	$0.80
Diluted earnings per share:
As reported	$0.75	$0.83	$0.83
Pro-forma	$0.71	$0.76	$0.78

In accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant  using the Black-Scholes option-pricing model using the above assumptions for grants in the respective periods.

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for grants in the respective periods:

	2003	2004	2005
	Grants	Grants	Grants
Expected dividend rate	$0.00	$0.00	$0.00
Expected volatility	98.9%	97.8%	53.2%
Risk free interest rate	3.0%	3.8%	4.25%
Expected lives (years)	5.0	5.0	5.0

The weighted average fair value of options granted during fiscal years ended December 27, 2003, January 1, 2005 and December 31, 2005 were $12.44, $15.17 and $12.83, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share also includes the dilutive effect of potential common shares (dilutive stock options) outstanding during the period.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about a company’s operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We operate in a single operating segment—the operation of mall-based specialty retail stores. Revenues from external customers are derived from merchandise sales and we do not rely on any major customers as a source of revenue.

Cache net sales mix by merchandise category at December 31, 2005 was as follows; Sportswear, 68.7 percent; Dresses, 21.7 percent and Accessories, 9.6 percent. Lillie Rubin net sales by merchandise category at December 31, 2005 were: Sportswear, 65.1 percent; Dresses, 29.6 percent and Accessories, 5.3 percent.

Concentration

The Company has five major suppliers, who in total represented over 37% of purchases in fiscal 2005, of which the largest vendor accounted for 21% of the purchases during the year. The loss of any of these suppliers could adversely affect the Company’s operations.

Recent Accounting Developments

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R will be effective for the Company’s financial statements issued for periods beginning after December 15, 2005. We estimate that the effect on fiscal 2006 earnings per share will be approximately $0.06 per share.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 120, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. The Company has evaluated the impact of SFAS No. 154 and does not expect the adoption of this statement to have a significant impact on its consolidated statement of income or financial condition. The Company will apply SFAS No. 154 in future periods, when applicable.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. The Company adopted FIN 47 for the fiscal year ended December 31, 2005 and the adoption had an immaterial impact on the financial position or results of operations.

Supplemental Statements of Cash Flow Information

The Company paid no interest charges in fiscal 2003, 2004 and 2005. During fiscal 2003, 2004 and 2005 the Company paid $4,071,000, $4,143,000 and $8,248,000 in income taxes, respectively.

NOTE 2.   RECEIVABLES

	January 1,	December 31,
	2005	2005
Construction allowances	$3,270,000	$1,523,000
Third party credit card	2,885,000	3,500,000
Other	390,000	711,000
	$6,545,000	$5,734,000

NOTE 3.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	January 1,	December 31,
	2005	2005
Leasehold improvements	$45,349,000	$51,827,000
Furniture, fixtures, and equipment	45,049,000	51,715,000
	90,398,000	103,542,000
Less: accumulated depreciation and amortization	(43,280,000)	(50,782,000)
	$47,118,000	$52,760,000

Store operating and general and administrative expenses include depreciation and amortization of $6,395,000, $8,232,000 and $9,779,000 in fiscal 2003, 2004 and 2005, respectively.

NOTE 4.   ACCRUED LIABILITIES

	January 1,	December 31,
	2005	2005
Operating expenses	$3,315,000	$2,894,000
Other taxes	2,185,000	2,540,000
Group insurance	509,000	598,000
Sales return reserve	832,000	803,000
Leasehold additions	928,000	859,000
Other customer deposits and credits	3,858,000	4,752,000
	$11,627,000	$12,446,000

Leasehold additions generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.

NOTE 5.   BANK DEBT

During November 2005, the Company reached an agreement with its bank to amend the amount available under the Amended Revolving Credit Facility. Pursuant to the newly Amended Revolving Credit Facility, $17,500,000 is available until expiration at November 30, 2008. The amounts outstanding under the credit facility bear interest at a maximum per annum rate equal to the bank’s prime rate, currently 7.50% at February 25, 2006, less 0.25%. The agreement contains selected financial and other covenants. Effective upon the occurrence of an Event of Default under the Revolving Credit Facility, the Company grants to the bank a security interest in the Company’s inventory and certain receivables. The Company has at all times been in compliance with all loan covenants.

There have been no borrowings against the line of credit during fiscal 2004 and 2005. There were outstanding letters of credit of $3.1 million and $1.0 million pursuant to the Revolving Credit Facility at January 1, 2005 and December 31, 2005, respectively.

NOTE 7.   OTHER LIABILITIES

Other liabilities primarily consist of accruals of future rent escalations and unamortized landlord construction allowances.

NOTE 8.   COMMITMENTS AND CONTINGENCIES

Leases

At December 31, 2005, the Company was obligated under operating leases for various store locations expiring at various times through 2019. The terms of the leases generally provide for the payment of minimum annual rentals, contingent rentals based on a percentage of sales in excess of a stipulated amount, and a portion of real estate taxes, insurance and common area maintenance. Most leases contain leasehold improvement reimbursements from landlords and/or rent holidays. In recognizing landlord incentives and minimum rent expenses, the Company amortizes the charges on a straight line basis over the lease term.

Store rental expense related to these leases, included in cost of sales, consisted of the following:

	52 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended
	December 27,	January 1,	December 31,
	2003	2005	2005
Minimum rentals	$19,058,000	$21,410,000	$23,980,000
Contingent rentals	8,258,000	9,176,000	10,625,000
	$27,316,000	$30,586,000	$34,605,000

Future minimum payments under non-cancelable operating leases consisted of the following at December 31, 2005:

Fiscal Year
2006	$25,859,000
2007	24,679,000
2008	23,868,000
2009	23,234,000
2010	21,388,000
Thereafter	69,597,000
Total future minimum lease payments	$188,625,000

The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 0.8% of minimum lease obligations in fiscal 2005, or variable costs such as maintenance, insurance and taxes, which represented approximately 43.5% of minimum lease obligations in fiscal 2005.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual obligations and commercial commitments as of December 31, 2005:

	Payments Due in Period
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Contractual Obligations
Employment contracts	$4,110	$1,255	$2,855	$—	$—
Purchase Obligations	38,222	38,222	—	—	—
Total	$42,332	$39,477	$2,855	$—	$—

	Payments Due in Period
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Commercial Commitments
Credit facility	$—	$—	$—	$—	$—
Standby Letters of credit	969	969	—	—	—
Total	$969	$969	$—	$—	$—

We issue standby letters of credit primarily for the importation of merchandise inventories. The Company does not have any off balance sheet financing arrangements.

Contingencies

The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is probable that resolution of these matters will result in a material loss.

The Company has no guarantees, subleases or assigned lease obligations as of January 1, 2005 and December 31, 2005.

NOTE 9.   INCOME TAXES

The provision for income taxes includes:

	52 Weeks	53 Weeks	52 Weeks
Ended	Ended	Ended	Ended
	December 27,	January 1,	December 31,
	2003	2005	2005
Current:
Federal	$5,105,000	$4,328,000	$7,792,000
State	1,067,000	996,000	925,000
	6,172,000	5,324,000	8,717,000
Deferred:
Federal	1,110,000	2,489,000	(959,000)
State	(193,000)	217,000	(83,000)
	917,000	2,706,000	(1,042,000)
Provision for income taxes	$7,089,000	$8,030,000	$7,675,000

The Company’s effective tax rate, as a percent of income before income taxes differs from the statutory federal tax rates as follows:

	52 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended
	December 27,	January 1,	December 31,
	2003	2005	2005
Effective federal tax rate	34.5%	34.5%	35.0%
State and local income taxes, net of federal tax benefit	4.7%	3.3%	3.5%
Other net, primarily permanent items	(0.2)%	(0.1)%	(2.1)%
Provision for income taxes	39.0%	37.7%	36.4%

The major components of the Company’s net deferred tax assets (liabilities) at January 1, 2005 and December 31, 2005 are as follows:

	January 1,	December 31,
Current	2005	2005
Group insurance	$199,000	$237,000
Sales return reserve	325,000	319,000
Inventory	407,000	481,000
Prepaid expenses	(364,000)	(346,000)
Total Current	$567,000	$691,000

	January 1,	December 31,
Non-current	2005	2005
State tax net operating loss carryforwards	$76,000	$76,000
Deferred rent	590,000	875,000
Deferred construction allowances	—	(650,000)
Other (principally depreciation expense)	(3,689,000)	(2,406,000)
Total Non-current	$(3,023,000)	$(2,105,000)

The Company’s income tax returns are periodically audited by various state and local jurisdictions. Additionally, the Internal Revenue Service audits the Company’s federal income tax return. The Company reserves for tax contingencies, when it is probable that a liability has been incurred and the contingent amount is reasonably estimable. These reserves are based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions as well as various tax filing positions. Due to the complexity of these examination issues, $325,000 has been accrued to date.

NOTE 10.   INCENTIVE STOCK OPTION PLAN

On October 4, 2000, the Company adopted the 2000 Stock Option Plan. The plan is administered by the Compensation and Plan Administration Committee of the Company’s Board of Directors. Under the option plan the Company reserved 550,000 shares of the Company’s authorized common stock for issuance to officers and key employees of the Company.

On July 22, 2003, the Company adopted the 2003 Stock Option Plan. The plan is administered by the Compensation and Plan Administration Committee of the Company’s Board of Directors. Under the option plan the Company reserved 900,000 shares of the Company’s authorized common stock for issuance to officers and key employees of the Company.

On June 18, 2004, the Company paid a 3 for 2 stock dividend to holders of record.

Options granted under the plans have a ten-year term and may be either incentive stock options or non-qualified stock options. The options are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a four year period. The granted options generally become exercisable at the maximum rate of 25% per annum. The price is payable in cash at the time of the exercise or, at the discretion of the Administrators, through the delivery of shares of Common Stock or the Company’s withholding of shares otherwise deliverable to the employee, or a combination thereof.

The following table summarizes all stock option transactions for the three fiscal years ended December 31, 2005:

	Options Outstanding	Exercise Prices
Shares under option as of December 28, 2002	1,710,375	$2.40
Options granted in 2003	1,222,500	12.44
Options exercised in 2003	(871,500)	2.09
Options canceled in 2003	(39,375)	3.30
Shares under option as of December 27, 2003	2,022,000	8.46
Options granted in 2004	105,000	15.17
Options exercised in 2004	(392,750)	2.36
Options canceled in 2004	(82,500)	9.67
Shares under option as of January 1, 2005	1,651,750	10.43
Options granted in 2005	140,000	12.83
Options exercised in 2005	(105,500)	5.63
Options canceled in 2005	(204,750)	11.48
Shares under options as of December 31, 2005	1,481,500	$10.85

Options Exercisable at:	Number of Shares	Weighted average exercise price
December 27, 2003	531,750	$2.71
January 1, 2005	712,375	$7.47
December 31, 2005	742,250	$8.80

Significant option groups outstanding at December 31, 2005 and related weighted average price and life information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Life (Years)
8/30/05	25,000	—	$16.40	10
7/25/05	10,000	—	18.30	10
5/3/05	80,000	16,000	11.53	9
5/2/05	10,000	2,000	11.61	9
4/25/05	15,000	3,000	11.00	9
1/22/04	105,000	47,250	15.17	8
7/22/03	932,250	369,750	12.65	7
4/16/02	114,500	114,500	4.69	6
10/2/01	77,250	77,250	2.13	6
10/4/00	112,500	112,500	1.73	5

NOTE 11.   Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

	52 Weeks Ended December 27, 2003	53 weeks Ended January 1, 2005	52 Weeks Ended December 31, 2005
Net income	$11,089,000	$13,297,000	$13,405,000
Net income per share—basic	$0.78	$0.85	$0.85
Net income per share—diluted	$0.75	$0.83	$0.83
Weighted average common shares outstanding	14,256,000	15,589,000	15,726,000
Dilutive effect of stock options	465,000	415,000	424,000
Weighted average common and potentially dilutive common shares	14,721,000	16,004,000	16,150,000

Options to purchase common shares $16.40 and $18.30 per share during Fiscal 2005 were outstanding, but were not included in the computation of dilutive earnings per share because to do so would have been anti-dilutive for the period presented.

	52 Weeks Ended December 27, 2003	53 Weeks Ended January 1,2005	52 Weeks Ended December 31,2005
Net Income
—as reported	$11,089,000	$13,297,000	$13,405,000
—pro-forma	$10,377,000	$12,211,000	$12,475,000
Basic EPS
—as reported	$0.78	$0.85	$0.85
—pro-forma	$0.73	$0.78	$0.80
Diluted EPS
—as reported	$0.75	$0.83	$0.83
—pro-forma	$0.71	$0.76	$0.78

NOTE 12.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
53 weeks ended January 1, 2005
Net sales	$57,194	$62,087	$49,430	$78,589
Gross profit	25,688	29,149	19,596	37,122
Income (loss) before income tax provision	5,246	7,229	(854)	9,706
Income tax provision (benefit)	1,997	2,868	(333)	3,498
Net income (loss)	$3,249	$4,361	($521)	$6,208
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share:	$0.21	$0.28	($0.03)	$0.40
Diluted earnings (loss) per share:	$0.20	$0.27	($0.03)	$0.39
52 weeks ended December 31, 2005
Net sales	$62,793	$66,970	$57,262	$79,320
Gross profit	27,133	30,366	26,113	37,749
Income before income tax provision	2,908	4,960	1,820	11,392
Income tax provision	1,151	1,960	713	3,851
Net income	$1,757	$3,000	$1,107	$7,541
Basic and diluted earnings per share:
Basic earnings per share:	$0.11	$0.19	$0.07	$0.48
Diluted earnings per share:	$0.11	$0.19	$0.07	$0.47

Per share amounts are calculated independently for each quarter. The sum of the quarters may not equal the full year per share amounts.

Schedule II

Cache, Inc and Subsidiaries
Valuation and Qualifying Accounts

		Additions
Sales Return Reserve	Balance at Beg. Of Period	Charge to Costs and Expenses	Other Accounts	Deductions $	Balance at End of Period
52 Weeks Ended
December 27, 2003	$746,000	$66,000	—	—	$812,000
53 Weeks Ended
January 1, 2005	$812,000	$20,000	—	—	$832,000
52 Weeks Ended
December 31, 2005	$832,000	$—	—	($29,000)	$803,000