Form 10-K/A
period 2005-04-30
CACHE INC
filed 2006-05-01
CIK 350199

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[ X ] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                      OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                         COMMISSION FILE NUMBER 0-10345

                                   CACHE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                       59-1588181
---------------------------------              ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

    1440 BROADWAY, NEW YORK, NEW YORK                         10018
------------------------------------------                  ----------
 (Address of principal executive offices)                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 575-3200
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK $.01 PAR VALUE
                         -------------------------------
                                (TITLE OF CLASS)
                                ----------------

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes |_| No |X|

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

   Large Accelerated Filer |_| Accelerated Filer |X|Non-Accelerated Filer |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $218 million as of July 1, 2005, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of $17.02 of the registrant's Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.


      As of April 30, 2005, 15,785,553 common shares were outstanding.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See also "Executive  Officers,  Directors and Key Employees"  under Part 1,
Item 1 of Registrant's report on Form 10-K for the fiscal year ended December 31, 2005, previously filed with the Securities and Exchange Commission.

                           DIRECTORS OF THE REGISTRANT

     The Board of Directors of the Company presently consists of the following five members: Messrs. Andrew M. Saul, Brian Woolf, Gene G. Gage, Morton J. Schrader and Arthur S. Mintz, each of whom is expected to be a nominee for re-election at the Company's next Annual Meeting of Shareholders.


                                                                        DIRECTOR
NAME                            AGE   PRINCIPAL OCCUPATION              SINCE

BRIAN WOOLF .................   57    CHAIRMAN OF THE BOARD AND         2000
                                        CHIEF EXECUTIVE OFFICER (1)
ANDREW M. SAUL ..............   59    PARTNER, SAUL PARTNERS (2)        1986

MORTON J. SCHRADER ..........   74    REAL ESTATE BROKER (3)            1989

ARTHUR S. MINTZ..............   60    PRESIDENT, BEES & JAM, INC. (4)   2002

GENE G. GAGE.................   58    FINANCIAL ADVISOR (5)             2004

-----------------------------------


     (1) Mr. Woolf has served as our Chief Executive Officer and Chairman of the Board since October 2000. From March 1999 to October 2000, Mr. Woolf served as Vice President and General Merchandise Manager for The Limited. From 1995 to March 1999, Mr. Woolf served as Senior Vice President and General Merchandise Manager for Caldor. Mr. Woolf has held various management positions within the retail industry over the past 30 years.

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

                COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

     During the fiscal year ended December 31, 2005 ("Fiscal 2005"), the Board of Directors held four meetings. Each then-current Director attended all of such Board meetings, with the exception of the July 26, 2005 meeting, which Mr. Andrew Saul could not attend. The Board of Directors has an Audit Committee, a Nominating and Governance Committee, as well as a Compensation and Plan Administration Committee. The Audit Committee, established in July 1989, currently consists of Messrs. Arthur Mintz, Morton Schrader and Gene Gage. The Audit Committee held five meetings in Fiscal 2005. Each then-current member of the Committee attended all such Committee meetings, with the exception of the May 3, 2005 meeting, which Mr. Schrader could not attend.

     Duties of the Audit Committee include meeting with the independent accountants and certain personnel of the Company to discuss the planned scope of their examinations, the adequacy of internal controls and financial reporting; reviewing the results of the annual examination of the financial statements and periodic internal audit examinations; reviewing the services and fees of the Company's independent accountants; authorizing special investigations and studies; and performing any other duties or functions deemed appropriate by the Board of Directors. The Board of Directors has determined that Gene Gage is qualified to serve as the Audit Committee's financial expert and Chairman. Mr. Gage is independent, as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

     The Board of Directors has adopted a written charter for the Audit Committee. The charter has not changed from the charter filed with our 2001 proxy statement.

     The Compensation and Plan Administration Committee was established in July 1991 as the Plan Administration Committee to administer the Company's stock option plans. In May 1993 it was renamed the Compensation and Plan Administration Committee and delegated additional authority to determine the remuneration arrangements for the three most senior executive officers and to review and approve the remuneration arrangements for the Company's other executive officers. It currently consists of Messrs. Andrew Saul, Arthur Mintz, Morton Schrader and Gene Gage. The Compensation and Plan Administration Committee met three times in Fiscal 2005. Each then-current member of the Committee attended all such Committee meetings, with the exception of the July 26, 2005 meeting, which Mr. Saul could not attend.

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



SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of the Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(c) promulgated under the Exchange Act, the Company is not aware of any failure of any officer, director or beneficial owner of more than 10% of the Common Stock to timely file with the Commission any Form 3, 4 or 5 in respect of the Company during fiscal 2005, except for the following instances: Officer Thomas Reinckens filed two late Forms 4; Officer Margaret Feeney filed two late Forms 3; Officer Lisa Decker filed one late Form 3; Officer Clifford Gray filed one late Form 3 and one late Form 4; Officer Joanne Marselle filed one late Form 3; Officer Donna James filed one late Form 3; Officer Catherine McNeal filed one late Form 4; and Officer Maria Comfort filed one late Form 4.



ITEM 11.      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following sets forth the compensation earned for the past three years of the Chief Executive Officer and the Company's other three most highly compensated executive officers, collectively, the "Named Executive Officers".





                                      ANNUAL                           LONG-TERM
                                   COMPENSATION                        COMPENSATION
                                   ------------                        AWARDS
                                                                       ------
                                                                       SECURITIES    ALL OTHER
NAME AND                FISCAL                          OTHER ANNUAL   UNDERLYING   COMPENSATION
PRINCIPAL POSITION       YEAR     SALARY      BONUS     COMPENSATION    OPTIONS          (1)
------------------      ------    ------      -----     ------------    --------    ------------

BRIAN WOOLF              2005   $629,808     $  ---      $    ---         ---         $ 15,607
CHIEF EXECUTIVE          2004    554,808        ---       2,396,860       52,500        14,986
OFFICER AND CHAIRMAN     2003    500,000      475,200     1,433,000      375,000        14,459
OF THE BOARD

THOMAS E. REINCKENS (2)  2005    479,231        ---           ---          ---          10,493
PRESIDENT, CHIEF         2004    436,539        ---       1,008,600       52,500        10,458
OPERATING OFFICER        2003    401,923      381,988       900,738      187,500        10,326

MARGARET FEENEY  (3)     2005    214,101       20,000          ---        20,000          ---
EXECUTIVE VICE PRESIDENT 2004    176,317       84,646        34,900        ---            ---
                         2003    176,346       28,923       104,640       45,000          ---



-----------------------------------

     (1) These amounts consist of insurance premiums paid for life insurance for the benefit of the named executive officers and long-term disability insurance.

     (2) Thomas E. Reinckens has served as President and Chief Operating Officer since October 2000. Mr. Reinckens joined our company in February 1987 and has held various positions throughout his tenure, most recently serving as Chief Financial Officer from November 1989 to October 2000 and Executive Vice President from September 1995 to October 2000. Mr. Reinckens has over 20 years of retail experience.

     (3) Margaret Feeney has served as Executive Vice President of Finance and Chief Financial Officer since May 2005. Ms. Feeney was promoted to Vice President of Finance in July 2001. Ms. Feeney has served in a variety of financial and operational positions with us since 1992. Prior to joining us, Ms. Feeney served as Manager of Financial
          Analysis and Budgeting for Toys "R" Us and in various financial positions at Brooks Fashion Stores, a junior specialty chain. Ms. Feeney has over 20 years of retail experience.


               AGGREGATED FISCAL 2005 YEAR-END STOCK OPTION VALUES


                                            Number of Securities      Value of Unexercised
                                            Underlying Unexercised    In-the-Money Stock Options
                                            Stock Options at Fiscal   at Fiscal Year-End (1)
                                            Year-End
                    --------------------------------  --------------------------
Name          Shares Acquired   Value     Exercisable  Unexercisable  Exercisable Unexercisable
               on Exercise     Realized
-----         ---------------  --------   -----------  -------------  ----------- -------------
Brian Woolf             ---  $   ---          409,875        253,875  $ 4,210,674   $ 1,113,581
Thomas E. Reinckens    7,000 $   50,470       144,875        141,375  $   985,277   $   587,831
Margaret Feeney         ---  $   ---           25,750         43,000  $   164,183   $   218,730



Amounts described in the preceding table under the heading "Value of Unexercised In-the-Money Stock Options at Fiscal Year End" are determined by multiplying the number of shares underlying the options by the difference between the last reported per share sale price of our common stock on December 31, 2005 and the per share option exercise prices. All share amounts have been adjusted to reflect the 3 for 2 stock split effective June 18, 2004.


                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information with respect to stock options granted in fiscal 2005 to each of the named executive officers.



                                                                                             POTENTIAL
                                                                                       REALIZABLE VALUE
                                         % OF TOTAL                                    AT ASSUMED ANNUAL
                         NUMBER OF         OPTIONS        EXERCISE                    RATES OF STOCK PRICE
                         SECURITIES      GRANTED TO       OR BASE                      APPRECIATION FOR
                         UNDERLYING     EMPLOYEES IN       PRICE     EXPIRATION         OPTION TERM (2)
NAME                     OPTIONS(1)      FISCAL YEAR     ($/SHARE)      DATE            5%           10%
-------------------     ----------      ------------     ---------   ----------      ----------   -----------

Brian Woolf                 ---             ---
Thomas E.Reinckens          ---             ---
Margaret Feeney           20,000           14.3%        $   11.53      5/3/15       $    63,711  $   140,784


     (1) These options vest no later than May 3, 2009 but may vest sooner with respect to up to 25% of the shares on each of December 31, 2005, December 31, 2006, December 31, 2007, and December 31, 2008, to the extent our earnings plan for these years is achieved, based on the following sliding scale:


                                                                            PERCENTAGE OF ORIGINAL
                                                                             OPTIONS THAT BECOMES
                                                                                 EXERCISABLE

              PERCENTAGE OF EARNINGS PLAN ACHIEVED
              ------------------------------------                          ---------------------

              Greater than or equal to 90% ............................              25%
              Greater than or equal to 75%, but less than 90%..........              20%
              Greater than or equal to 60%, but less than 75%..........              15%
              Less than 60%............................................               0%


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

EMPLOYMENT AGREEMENTS AND CHANGE-OF-CONTROL PROVISIONS

     In February 2006, we entered into a new employment agreement with Brian Woolf, our Chief Executive Officer and Chairman, as well as an employment agreement with Thomas E. Reinckens, our President and Chief Operating Officer. Under the agreement with Mr. Woolf, which expires February 7, 2009, Mr. Woolf's annual salary during 2006 will be $725,000 and he is eligible to receive annual incremental increases of $75,000 in each of the next two years contingent on the Company's profitability, as defined in the contract. Under the agreement with Mr. Reinckens, which expires February 7, 2009, Mr. Reinckens' annual salary during 2006 will be $530,000 and he is eligible to receive annual incremental increases of $40,000 in each of the next two years contingent on the Company's profitability, as defined in the contract. Messrs. Woolf and Reinckens are also eligible to participate in the Company's bonus and stock option programs. In addition, Messrs. Woolf and Reinckens are entitled to participate in our long-term disability coverage healthcare and other benefits packages. Pursuant to the terms of these new employment agreements, if we terminate Mr. Woolf's or Mr. Reinckens' employment prior to February 7, 2009 for any reason other than for certain circumstances described in the agreements then until Messrs. Woolf or Reinckens accepts other employment we are required to continue to pay him/them the full balance of his/their contract, mitigated by future employment. In the event that Mr. Woolf or Mr. Reinckens is terminated in connection with a change in control of Cache, as defined in the contract, he is entitled to receive an amount equal to 24 months of his salary then in effect. The contract contains a covenant of Messrs. Woolf and Reinckens not to solicit employees of Cache for two years and a covenant not to compete with Cache for a minimum of one year.

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

CODE OF ETHICS

     The Company has adopted a Code of Ethics that applies to all of the Company's directors, officers and employees. The Code of Ethics is available on our website at www.cache.com. We will disclose any amendment to, other than technical, administrative or non-substantive amendments, or waiver of its code of ethics granted to a director or executive officer by filing a Form 8-K disclosing the amendment or waiver within four business days.

ITEM 12. PRINCIPAL SHAREHOLDERS AND SHARE OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND BY MANAGEMENT


     The following table sets forth certain information as to the beneficial ownership of the Company's equity securities as of April 30, 2006 by (i) each director or nominee of the Company, (ii) each Named Executive Officer, (iii) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the beneficial ownership for each person consists of the sole voting and sole investment power with respect to all shares beneficially owned by him. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.


                                                                Percentage of
                                       Number of shares       Outstanding shares
Person and Address                     of Common Stock          of Common Stock
------------------                     ---------------          ---------------

Andrew M. Saul                             2,959,692                 18.8%
   9 West 57th Street
   New York, NY  10019 (1)

Joseph E. Saul                             2,959,692                 18.8%
   9 West 57th Street
   New York, NY  10019 (2)

Norma G. Saul                              2,959,692                 18.8%
   9 West 57th Street
   New York, NY  10019 (3)

Royce & Associates, LLC                    1,339,650                  8.5%
   1414 Avenue of the Americas
   New York, NY 10019 (7)

Buckingham Capital Manangement Inc.        1,054,609                  6.7%
   750 Third Avenue, 6th Floor
   New York, NY 10017 (7)

Springhouse Capital, LP                    1,037,330                  6.6%
   520 Madison Avenue, 35th Floor
   New York, NY 10022 (7)

Vardon Capital, LLC                          845,040                  5.4%
   120 West 45th Street, 17th Floor
   New York, NY 10036 (7)

Palo Alto Investors                          803,900                  5.1%
   470 University Avenue
   Palo Alto, CA 94301 (7)

                                                                Percentage of
                                       Number of shares       Outstanding shares
Person and Address                     of Common Stock          of Common Stock
------------------                     ---------------          ---------------

Brian Woolf                                  490,875                  3.0%
   Cache Inc.
   1440 Broadway
   New York, NY 10018 (4)

Thomas E. Reinckens                          202,453                  1.2%
   Cache Inc.
   1440 Broadway
   New York, NY 10018 (5)

Morton J. Schrader                            19,500                    *
   230 Park Avenue, 18th Floor
   New York, NY 10166

Arthur S. Mintz                                 None                   N/A
   70 West 36th  Street
   New York, NY 10018

Gene G. Gage                                    None                   N/A
   Cache Inc.
   1440 Broadway
   New York, NY 10018

Margaret Feeney                               25,750                    *
   Cache Inc.
   1440 Broadway
   New York, NY  10018 (6)

All Current Executive                      3,698,270                 22.6%
Officers and Directors as a
Group (seven persons)

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

(4) Includes options to acquire 409,875 shares of our common stock.

(5) Includes options to acquire 144,875 shares of our common stock.

(6) Includes options to acquire 25,750 shares of our common stock.

(7) Information is based solely on the most recent Form 13G filed by the holder with the SEC.




ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

See Also "Executive Compensation--Compensation Committee Interlocks and Insider Participation."

     As of April 30, 2006, the Sauls beneficially owned in the aggregate 2,959,692 shares of the Company's outstanding Common Stock, representing approximately 18.8% of the Company's outstanding Common Stock. See "Principal Shareholders and Share Ownership by Management."

See also  "Market for the  Registrant's  Common  Stock and  Related  Stockholder
Matters" under Part II, Item 5 of Registrant's report on Form 10-K for the fiscal year ended December 31, 2005, previously filed with the Securities and Exchange Commission.

ITEM 14.      PRINCIPAL ACCOUNTING FIRM FEES


The following table sets forth the aggregate fees billed to the Company for the fiscal years ended January 1, 2005 (Fiscal 2004) and December 31, 2005 (Fiscal
2005) by KPMG LLP and Deloitte & Touche LLP. Deloitte & Touche LLP replaced KPMG LLP during the first quarter of Fiscal 2005.


              ------------------ ------------------ -----------------
                    FEES            FISCAL 2004        FISCAL 2005
                                       AMOUNT             AMOUNT
              ------------------ ------------------ -----------------
              AUDIT FEES         $322,707           $320,000
              ------------------ ------------------ -----------------
              AUDIT-RELATED
              FEES               $402,000           $403,000
              ------------------ ------------------ -----------------
              TAX FEES           $    --            $   --
              ------------------ ------------------ -----------------
              ALL OTHER FEES     $    --            $   --
              ------------------ ------------------ -----------------
              TOTAL FEES         $724,707           $725,000
              ------------------ ------------------ -----------------


The Audit Committee of the Board of Directors has considered whether the provision of these services is compatible with maintaining the principal accountants' independence.

Audit fees includes fees for annual audit and reviews of the Company's quarterly reports on Form 10-Q, as well as statutory audits and audits of subsidiaries.

Audit-related fees include fees for audits of benefit plans and audits related to a secondary stock offering, as well as testing of internal controls for Sarbannes Oxley compliance during Fiscal 2004 and Fiscal 2005.

All other fees include fees for evaluations and advisory services. The Audit Committee has implemented a procedure to require pre-approval of all services performed by the independent auditors.

Consequently during Fiscal 2004 and 2005, any project which management hired the principal accountants to perform was presented to the Audit Committee, along with an estimate of the costs to be incurred. The Audit Committee would review and approve the estimate. The Audit Committee was updated by management, if additional costs were incurred. All projects performed by the independent auditors were approved by the Audit Committee, during Fiscal 2004 and 2005.

                                   Signatures

     Pursuant to the requirement of section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Dated:   May 1, 2006
                                                   CACHE, INC.


                                                   BY:   /s/ Brian  Woolf
                                                        ---------------------
                                                        Brian Woolf
                                                        Chairman and Chief
                                                        Executive Officer
                                                        (Principal Executive
                                                        Officer)


                                                   BY:   /s/ Margaret Feeney
                                                        ---------------------
                                                        Margaret Feeney
                                                        Executive Vice
                                                        President and Chief
                                                        Financial Officer




















12