Form 10-Q
period 2006-04-01
CACHE INC
filed 2006-05-10
CIK 350199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2006
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from.............to..............
                         COMMISSION FILE NUMBER: 0-10345

                                   CACHE, INC.

             (Exact name of registrant as specified in its Charter)

           FLORIDA                                     59-1588181
-------------------------------               --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                       1440 BROADWAY, NEW YORK, NEW YORK       10018
                     --------------------------------------  ----------
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

Large Accelerated Filer          Accelerated Filer         Non-Accelerated Filer
[ ]                              [X]                       [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     As of April 30, 2006, 15,785,553 common shares were outstanding.

                          CACHE, INC. AND SUBSIDIARIES

                                      INDEX



 PART I. FINANCIAL INFORMATION
   Item 1.           Financial Statements (unaudited)
                     Condensed Consolidated Balance Sheets as of April 1, 2006,
                     December 31, 2005 and April 2, 2005                                         3
                     Condensed Consolidated Statements of Income for the
                     thirteen weeks ended April 1, 2006 and April 2, 2005                        4
                     Condensed Consolidated Statements of Cash Flows for the thirteen
                     weeks ended April 1, 2006 and April 2, 2005                                 5
                     Notes to the Condensed Consolidated Financial Statements                    6
   Item 2.           Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                      10
   Item 3.           Quantitative and Qualitative Disclosures About Market Risk                 14
   Item 4.           Controls and Procedures                                                    15


 PART II. OTHER INFORMATION

   Item 6.           Exhibits and Reports on Form 8-K                                           15

 SIGNATURES                                                                                     16


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                          CACHE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                          April 1,              December 31,             April 2,
   ASSETS                                                                  2006                    2005                    2005
                                                                           ----                    ----                    ----
   Current assets:
           Cash and cash equivalents                          $         22,185,000    $         16,753,000     $        18,646,000
           Marketable securities                                        34,552,000              36,520,000              24,000,000
           Receivables, net                                              3,697,000               5,734,000               5,992,000
           Inventories                                                  34,427,000              32,785,000              34,393,000
           Deferred income taxes, net                                      705,000                 691,000                 616,000
           Prepaid expenses and other current assets                     1,032,000               4,777,000               1,600,000
                                                              ---------------------   ---------------------    --------------------
                       Total current assets                             96,598,000              97,260,000              85,247,000


   Equipment and leasehold improvements, net                            54,059,000              52,760,000              48,287,000
   Other assets                                                            886,000                 864,000                 850,000
                                                              ---------------------   ---------------------    --------------------

                       Total assets                           $        151,543,000    $        150,884,000     $       134,384,000
                                                              =====================   =====================    ====================

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
           Accounts payable                                   $         16,027,000    $         18,404,000     $        16,957,000
           Income taxes payable                                            872,000               ---                       502,000
           Accrued compensation                                          2,560,000               2,624,000               2,563,000
           Accrued liabilities                                          12,624,000              12,446,000              10,164,000
                                                              ---------------------   ---------------------    --------------------
                       Total current liabilities                        32,083,000              33,474,000              30,186,000

   Other liabilities                                                    16,171,000              16,309,000              14,496,000
   Deferred income taxes, net                                            2,042,000               2,105,000               2,978,000

   Commitments and contingencies

   STOCKHOLDERS' EQUITY
          Common stock, par value $.01; authorized, 20,000,000 shares;
           15,785,553, 15,770,553 and 15,702,053 shares issued
           and outstanding                                                 158,000                 158,000                 157,000
          Additional paid-in capital                                    35,978,000              35,455,000              34,832,000
          Retained earnings                                             65,111,000              63,383,000              51,735,000
                                                              ---------------------   ---------------------    --------------------
                       Total stockholders' equity
                                                                       101,247,000              98,996,000              86,724,000
                                                              ---------------------   ---------------------    --------------------

                       Total liabilities and stockholders'
                       equity                                 $        151,543,000    $        150,884,000     $       134,384,000
                                                              =====================   =====================    ====================


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                          CACHE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                                   (UNAUDITED)

                                                                     April 1,                 April 2
                                                                       2006                    2005
                                                              ---------------------    --------------------
   Net sales                                                  $         63,821,000     $        62,793,000

   Cost of sales, including occupancy and buying costs                  34,639,000              35,660,000
                                                              ---------------------    --------------------

   Gross profit                                                         29,182,000              27,133,000
                                                              ---------------------    --------------------

   Expenses
       Store operating expenses                                         22,054,000              20,593,000
       General and administrative expenses                               4,824,000               3,789,000
                                                              ---------------------    --------------------
            Total expenses
                                                                        26,878,000              24,382,000
                                                              ---------------------    --------------------

   Operating income                                                      2,304,000               2,751,000

   Interest income                                                         529,000                 157,000
                                                              ---------------------    --------------------

   Income before income taxes                                            2,833,000               2,908,000

   Income tax provision                                                  1,105,000               1,151,000
                                                              ---------------------    --------------------


   Net income                                                 $          1,728,000       $       1,757,000
                                                              =====================      ==================


   Basic earnings per share                                                  $0.11                   $0.11
                                                              =====================      ==================

   Diluted earnings per share                                                $0.11                   $0.11
                                                              =====================      ==================



   Basic weighted average shares outstanding                            15,776,000              15,686,000
                                                              =====================      ==================

   Diluted weighted average shares outstanding                          16,236,000              16,002,000
                                                              =====================      ==================



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                          CACHE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THIRTEEN WEEKS ENDED
                                   (UNAUDITED)

                                                                     April 1,                April 2,
                                                                       2006                    2005
                                                                 ------------------      ------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $       1,728,000       $       1,757,000
     Adjustments to reconcile net income to net cash
         provided by operating activities:

           Depreciation and amortization                                 2,749,000               2,238,000
            Decrease in deferred income taxes                              (77,000)                (94,000)
            Amortization of deferred rent                                 (389,000)               (362,000)

            Non-cash compensation expense                                  330,000                    ----

     Change in assets and liabilities:
     Decrease in receivables                                             2,037,000                 553,000
     Increase in inventories                                            (1,642,000)             (2,097,000)
     Decrease in prepaid expenses and other current assets               3,745,000                 348,000
     Decrease  in accounts payable                                      (2,377,000)                (98,000)
     Increase in income taxes payable                                      872,000                 502,000
     Increase (decrease) in accrued liabilities
        and accrued compensation                                          (651,000)                554,000
                                                                 -----------------       -----------------
     Net cash provided by operating activities                           6,325,000               3,301,000
                                                                 -----------------       -----------------
     CASH FLOWS FROM INVESTING ACTIVITIES:

     Maturities of marketable securities                                25,634,000               5,117,000
     Purchases of marketable securities                                (23,666,000)             (3,243,000)
     Payments for equipment and leasehold improvements                  (3,032,000)             (3,486,000)
                                                                 -----------------       -----------------

     Net cash used in investing activities                              (1,064,000)             (1,612,000)
                                                                 -----------------       -----------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock                            193,000                 127,000
     Other, net                                                            (22,000)                (18,000)
                                                                 -----------------       -----------------

     Net cash provided by financing activities                             171,000                 109,000
                                                                 -----------------       -----------------

     Net increase in cash and equivalents                                5,432,000               1,798,000
     Cash and equivalents, at beginning of period                       16,753,000              16,848,000
                                                                 -----------------     --------------------
     Cash and equivalents, at end of period                      $      22,185,000     $        18,646,000
                                                                 =================     ====================
     Supplemental disclosure of cash flow information:
     Income taxes paid                                           $          60,000     $            56,000

     Change in accrued equipment and leasehold improvements      $       1,016,000     $           (79,000)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                                   CACHE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

References to the "Company," "we," "us," or "our" means Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. We operate two chains of women's apparel specialty stores of which 263 stores are operated under the trade name "Cache" and 39 stores are operated under the trade name "Lillie Rubin", as of April 1, 2006.

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

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2005, which are included in the Company's Annual Report on Form 10-K with respect to such period filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The December 31, 2005 condensed consolidated balance sheet amounts are derived from the Company's audited consolidated financial statements.

The Company's Fiscal Year ("Fiscal Year" or "Fiscal") refers to the 52 or 53 weeks, as applicable, ending the Saturday nearest to December 31. The year ended December 30, 2006 ("Fiscal 2006") is a 52 week year as compared to the years ended December 31, 2005 ("Fiscal 2005") and January 1, 2005 ("Fiscal 2004"), that are a 52 and 53 week years, respectively.

2.   STOCK BASED COMPENSATION

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, we had accounted for stock options according to the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of Fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted subsequent to January 1, 2006, when granted, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

The Company's 2000 Stock Option Plan provides for the granting of either ISO's or non-qualified options to purchase up to 825,000 shares of common stock. As of April 1, 2006, there were 67,032 shares under the 2000 plan available for future grant. The Company's 2003 Stock Option Plan provides for the granting of either ISO's or non-qualified options to purchase up to 1,350,000 shares of common stock. As of April 1, 2006, there were 152,500 shares under the 2003 plan available for future grant. All of the Company's prior stock option plans have expired as to the ability to grant new options.

Stock awards outstanding under the Company's current plans have generally been granted at prices which are equal to the market value of our stock on the date of grant, generally vest over four years and expire no later than ten years after the grant date. Effective January 1, 2006, we recognize compensation expense ratably over the vesting period, net of estimated forfeitures. As of April 1, 2006, there was $2.1 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 7.7 years. The total intrinsic value of options exercised during the thirteen weeks ended April 1, 2006 was approximately $81,000.

A summary of the changes in stock options outstanding during the thirteen weeks ended April 1, 2006:


                                    Total Outstanding                      Currently Exercisable
                             ----------------------------------       -------------------------------
                               Number                                 Number
                                 of         Average     Average         of        Average     Average
                               Options      Price *     Life **       Options     Price *     Life **
                             ----------------------------------       -------------------------------
December 31, 2005              1,481,500     $10.85      7.45         742,250      $10.85       8.80
Granted                              ---        ---       ---             ---         ---        ---
Canceled/forfeited                (9,000)     12.65      7.64             ---         ---        ---
Exercised                        (15,000)     12.65      7.64         (15,000)      12.65       7.64
                             -----------    -------     -------       -------     -------      ------
April 1, 2006                  1,457,500     $10.82      7.20         727,250      $10.82       8.72
                             ===========    =======     =======       =======     =======      ======

 *  Weighted-average exercise price.
 ** Weighted-average contractual life remaining in years.


                                                              FAIR
                                                              VALUE
                                      COMMON                    AT
                                       STOCK                  GRANT
                                      OPTIONS                  DATE
                                    -----------              ---------
Nonvested--December 31, 2005          739,250                  $10.92
Granted                                   ---                     ---
Vested                                    ---                     ---

Cancelled/forfeited                    (9,000)                 $12.65
                                    ---------                --------
Nonvested--April 1, 2006              730,250                  $10.92
                                    =========                ========


Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised ("excess tax benefits") be classified as financing cash flows. For the quarter ended April 1, 2006, there were no excess tax benefits realized from the exercise of stock options.

During the quarter ended April 1, 2006, the Company recognized approximately $330,000 in share-based compensation expense. No compensation cost was recognized prior to January 1, 2006. Had compensation cost for our share-based compensation plans been determined consistent with SFAS No. 123R, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):


                                                                      Thirteen Weeks
                                                                          Ended
                                                                       April 2, 2005
                                                                      --------------
Net earnings as reported:                                                $1,757,000
Add share-based employee compensation expense included
in reported net income, net of taxes                                            ---
Deduct employee compensation expense determined under a
fair value based method, net of related tax effects                        (252,000)
Pro forma net earnings                                                   $1,505,000

Basic earnings per share:
As reported                                                                   $0.11
Pro forma                                                                     $0.10

Diluted earnings per share:
As reported                                                                   $0.11
Pro forma                                                                     $0.09


There were no options granted during the thirteen week periods ended April 1, 2006 and April 2, 2005.

3.   BASIC AND DILUTED EARNINGS

In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per share has been computed based upon the weighted average of common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.

Earnings per common share has been computed as follows:


                                                                 April 1,                April 2,
                                                                    2006                    2005
                                                                -----------            ----------
Net income                                                       $1,728,000            $1,757,000
Basic weighted average number of
   shares outstanding                                            15,776,000            15,686,000
Incremental shares from assumed issuances
   of stock options                                                 460,000               316,000
Diluted weighted average number of shares outstanding            16,236,000            16,002,000

Net income per share - Basic                                          $0.11                 $0.11
                     - Diluted                                        $0.11                 $0.11



Options to purchase 1,458,000 common shares with exercise prices ranging from $1.73 to $18.30 per share were outstanding at April 1, 2006, and options to purchase 1,596,000 common shares with exercise prices ranging from $1.73 to $15.17 per share were outstanding at April 2, 2005, and in each case, were included in the computation of diluted earnings per share for the fiscal quarter ended April 1, 2006 and April 2, 2005, respectively.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

On October 6, 2005, the FASB issued FASB Staff Position ("FSP") No. FAS 13-1 "Accounting for Rental Costs Incurred during a Construction Period." The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Such costs were previously capitalized as construction costs, if the company had a policy to do so. The FSP is effective for reporting periods beginning after December 15, 2005. The Company expects that the implementation of FSP No. FAS 13-1 will decrease Net Income by approximately $500,000 for the fiscal year ended December 30, 2006.

On November 3, 2005, FASB issued FSP Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the timing and measurement of an impairment loss. The FSP is required to be applied to reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal 2006. The impact of the adoption of this FSP did not have a material impact on its consolidated financial statements.

5.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                                 April 1,             December 31,            April 2,
                                                                   2006                   2005                   2005
                                                             ------------------    ------------------    ------------------
 Leasehold improvements                                      $      52,860,000     $      51,827,000     $      46,317,000
 Furniture, fixtures and equipment                                  53,136,000            51,715,000            46,875,000
                                                             ------------------    ------------------    ------------------
                                                                   105,996,000           103,542,000            93,192,000

 Less: accumulated depreciation
    and amortization                                              (51,937,000)          (50,782,000)          (44,905,000)
                                                             ------------------    ------------------    ------------------

                                                             $      54,059,000     $      52,760,000     $      48,287,000
                                                             ==================    ==================    ==================

6.   ACCRUED LIABILITIES

                                                                 April 1,            December 31,            April 2,
                                                                   2006                  2006                  2005
                                                             ------------------    ------------------    ------------------

 Operating expenses                                          $       2,507,000     $       2,894,000     $       2,530,000
 Other taxes                                                         1,933,000             2,540,000             1,547,000
 Group insurance                                                       624,000               598,000               530,000
 Sales return reserve                                                  902,000               803,000               969,000
 Leasehold additions                                                 2,191,000               859,000               849,000
 Other customer deposits and credits                                 4,467,000             4,752,000             3,739,000
                                                             ------------------    ------------------    ------------------
                                                             $      12,624,000     $      12,446,000     $      10,164,000
                                                             ==================    ==================    ==================

7.   BANK DEBT

During November 2005, the Company reached an agreement with its bank to extend the maturity of the Amended Revolving Credit Facility until November 30, 2008. Pursuant to the newly Amended Revolving Credit Facility, $17,500,000 is available until expiration at November 30, 2008. The amounts outstanding under the credit facility bear interest at a maximum per annum rate equal to the bank's prime rate, currently 7.75% at April 30, 2006, less 0.25%. The agreement contains selected financial and other covenants. Effective upon the occurrence of an Event of Default under the Amended Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. The Company has at all times been in compliance with all loan covenants.

There have been no borrowings against the line of credit during fiscal 2006 and fiscal 2005. There were outstanding letters of credit of $0.7 million, $1.0 million and $1.6 million, pursuant to the Revolving Credit Facility, at April 1, 2006, December 31, 2005 and April 2, 2005, respectively.

8.   CONTINGENCIES

The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss. We have not provided any third party financial guarantees as of and for the thirteen weeks ending April 1, 2006.


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

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the thirteen week periods ended April 1, 2006 and April 2, 2005, expressed as a percentage of net sales.

                                                                                   Thirteen Weeks Ended
                                                                          ----------------------------------------
                                                                             April 1,                 April 2,
                                                                               2006                     2005
                                                                          ----------------         ---------------
                Sales                                                         100.0%                   100.0%
                Cost of sales                                                  54.3                     56.8
                Gross profit                                                   45.7                     43.2
                Store operating expenses                                       34.6                     32.8
                General and administrative expenses                             7.6                      6.0
                Operating income                                                3.6                      4.4
                Other income                                                    0.8                      0.3
                Income before income taxes                                      4.4                      4.6
                Income tax provision                                            1.7                      1.8
                Net income                                                      2.7                      2.8


We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

                                                         13 Weeks Ended
                                                --------------------------------
                                                  April 1,             April 2,
                                                    2006                 2005
                                                ------------     ---------------
Total store count at end of period                  302                  294
Net sales growth                                    1.6%                 9.8%
Comparable store sales growth                       1.0%                 1.0%
Net sales per average square foot                   $107                 $108
Total square footage (in thousands)                 616                  595

NET SALES

Net sales increased to $63.8 million from $62.8 million, an increase of $1.0 million or 1.6%, over the prior year 13 week period. Comparable store sales (sales for stores open at least one year or more) increased $0.7 million or 1%, during the quarter. Net sales from new stores and non-comparable stores were $0.3 million during the current quarter. The increase in net sales in FY 2006 reflected a 5% increase in average dollars per transaction, which was partially offset by a 4% decrease in sales transactions. Dress sales in March 2006 helped to increase sales above FY 2005 levels. This trend continued into April, as Easter shifted into the Company's second quarter in FY 2006 from the first quarter in FY 2005.

GROSS PROFIT

Gross profit increased to $29.2 million from $27.1 million, an increase of $2.1 million or 7.7%, over the prior year period. This increase was the combined result of higher net sales and increased gross profit margins. As a percentage of net sales, gross profit increased to 45.7% from 43.2%. This increase as a percentage of net sales was primarily due to higher initial markup, as well was lower markdowns during FY 2006 as compared to FY 2005. The Company expects gross margins to improve during the remainder of Fiscal 2006 and beyond, due to the establishment of an internal production and sourcing department.

STORE OPERATING EXPENSES

Store operating expenses increased to $22.1 million from $20.6 million, an increase of $1.5 million or 7.3%, over the prior year period. This increase is primarily attributable to the increase in the number of stores open. As a percentage of net sales, store operating expenses increased to 34.6% from 32.8%, for the thirteen week period. This increase reflects the impact of newer stores, which have not achieved a mature sales volume level as compared to the existing store base. The increase in store operating expenses was principally due to the higher payroll ($258,000), higher depreciation expense ($510,000) and higher property taxes ($274,000) in FY 2006 as compared to FY 2005, primarily due to the increase in stores open.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $4.8 million from $3.8 million, an increase of $1.0 million, or 26.3%, over the prior year period. As a percentage of net sales, general and administrative expenses increased to 7.6% from 6.0%, primarily due to higher travel ($189,000) and professional fees ($214,000), as compared to last year, as well as due to compensation expense from stock options of $330,000 related to the adoption of FAS No. 123R.

INCOME TAXES

Income taxes decreased to $1.1 million from $1.2 million in the prior year. The estimated effective tax rate for fiscal 2006 and fiscal 2005 was 40.1% and 39.5% respectively. The FY 2006 effective income tax rate is higher than FY 2005, due to a permanent difference associated with the nondeductible benefit of incentive stock option expenses.

INTEREST INCOME

Interest income increased to $529,000 from $157,000, an increase of $372,000 over the prior period, primarily due to higher average cash balances, as well as higher interest rates in FY 2006.

NET INCOME

As a result of the factors discussed above, net income decreased slightly to $1.7 million from $1.8 million for the prior fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores, and to improve and enhance our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operating activities during the second half of the fiscal year. During the first quarter of FY 2006, we generated $6.3 million of cash flow from operations as compared to $3.3 million in FY 2005. We expect to continue to meet our cash requirements primarily through cash flows from operating activities, existing cash and cash equivalents, and short-term investments. In addition, we have available a $17.5 million revolving credit facility (the "credit facility") with Bank of America Retail Finance, and we have not had outstanding borrowings under the credit facility for several years. At April 1, 2006, we had working capital of $64.5 million, cash and marketable securities of $56.7 million and no third party debt outstanding.

The following table sets forth our cash flows for the period indicated:

                                                                                        ------------------------------
                                                                                            Thirteen weeks ended
                                                                                        ------------------------------
                                                                                          April 1,         April 2,
                                                                                            2006             2005
                                                                                        -------------    -------------
Net cash from operating activities..................................................      $6,325,000       $3,301,000
Net cash from investing activities..................................................      (1,064,000)      (1,612,000)
Net cash from financing activities..................................................         171,000          109,000
                                                                                        -------------    -------------

Net increase in cash and cash equivalents...........................................      $5,432,000       $1,798,000
                                                                                        =============    =============

During the thirteen weeks ended April 1, 2006, we increased our cash and cash equivalents by $5.4 million, primarily due to net matured investments of $2.0 million, net income of $1.7 million (which includes depreciation expense of $2.7 million), a reduction in prepaid expenses of $3.7 million and receivables of $2.0 million, partially offset by inventory purchases of $1.6 million, a reduction in accounts payable of $2.4 million and expenditures for our new store expansion and remodeling program totaling $3.0 million.

We plan to open approximately 15 to 20 new stores during fiscal 2006. Two new stores opened in March 2006 and two new stores opened in April. We anticipate opening an additional 9 new stores during the balance of the second quarter. We renovated six existing stores in the first quarter. We spent $3.0 million through April 1, 2006 and expect to spend an additional $12 million to $13 million in 2006, for both new store and existing store construction and remodeling.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements in our Fiscal 2005 10-K. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates. We evaluate our estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results will differ from these under different assumptions or conditions.

Our management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of the Consolidated Financial Statements.

Inventories. Our inventories are valued at lower of cost or market using the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, and (ii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a change in our earnings. We believe that our RIM provides an inventory valuation which results in a carrying value at the lower of cost or market.

Finite-long lived assets. The Company's judgment regarding the existence of impairment indicators is based on market and operational performance. We assess the impairment of long-lived assets, primarily fixed assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     o significant changes in the manner of our use of assets or the strategy for our overall business;

     o    significant negative industry or economic trends;

     o    store closings;

     o    underperforming stores; or

     o    underperforming business trends.

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

Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. The Company reserves for tax contingencies when it is probable that a liability has been incurred and the contingent amount is reasonably estimable. These reserves are based upon the Company's best estimation of the potential exposures associated with the timing and amount of deductions as well as various tax filing positions. Due to the complexity of these examination issues, $325,000 has been accrued to date.

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

Our exposure to market risk for changes in interest rates relates to cash, cash equivalents and marketable securities. As of April 1, 2006, our cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate and U.S. treasury instruments, which bear interest at a fixed rate. Due to the average maturity and the conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to our management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding the required disclosure. As of the end of the period covered by this Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of these disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective.

In connection with the preparation of the Annual Report on Form 10-K, as of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In performing this assessment, management reviewed the lack of resources in the accounting and finance department. As a result of this review, management concluded that the lack of resources resulted in an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures, resulting in several adjustments to the current financial statements, which caused a material weakness as of December 31, 2005.

We have subsequently implemented a more thorough review process to ensure the accuracy of accounting calculations supporting the amounts reflected in our financial statements and also to ensure that all significant accounts are properly reconciled on a frequent and timely basis. The remaining remediation steps will be completed during the second and third quarters.

There have not been any changes, except for those noted above, in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

31.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K

1. Form 8-K, filed February 8, 2006 - reporting pursuant to Item 2.02 of such Form, the operating results for the fifty-two and thirteen week periods ended December 31, 2005.

                                   Signatures

          Pursuant to the requirement of section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Dated:   May 10, 2006

                                         CACHE, INC.


                                         BY: /s/ Brian Woolf
                                             ----------------------------------
                                             Brian Woolf
                                             Chairman and Chief
                                             Executive Officer
                                             (Principal Executive
                                             Officer)


                                         BY: /s/ Margaret Feeney
                                             ----------------------------------
                                             Margaret Feeney
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

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

               May 10, 2006                      By: /s/ Brian Woolf
                                                     ---------------------------
                                                     Brian Woolf
                                                     Chairman and Chief
                                                     Executive Officer
                                                     (Principal Executive
                                                     Officer)

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

               May 10, 2006                     By: /s/ Margaret Feeney
                                                    ---------------------------
                                                    Margaret Feeney
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to and solely for the purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in the capacity and on the date indicated below that:

     1. The Quarterly Report of Cache, Inc. on Form 10-Q for the period ending April 1, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Cache, Inc.

          May 10, 2006                         By: /s/ Brian Woolf
                                                   ---------------------------
                                                   Brian Woolf
                                                   Chairman and Chief
                                                   Executive Officer
                                                   (Principal Executive
                                                   Officer)


          May 10, 2006                         By:  /s/ Margaret Feeney
                                                   ---------------------------
                                                   Margaret Feeney
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)