Form 10-Q
period 2006-07-01
CACHE INC
filed 2006-08-10
CIK 350199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2006
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from.....to.......
                         COMMISSION FILE NUMBER: 0-10345

                                   CACHE, INC.

             (Exact name of registrant as specified in its Charter)

          FLORIDA                                         59-1588181
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

          1440 BROADWAY, NEW YORK, NEW YORK                 10018
        ----------------------------------------            -----
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

       Large Accelerated        Accelerated Filer       Non-Accelerated Filer
       |_|                      |X|                     |_|

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes |_|   No |X|

     As of July 31 2006, 15,791,003 common shares were outstanding.

                          CACHE, INC. AND SUBSIDIARIES

                                      INDEX


 PART I. FINANCIAL INFORMATION

   Item 1.           Condensed Consolidated Financial Statements (unaudited)
                     Condensed Consolidated Balance Sheets as of July 1, 2006,
                     December 31, 2005 and July 2, 2005                                            3
                     Condensed Consolidated Statements of Income for the twenty-six and
                     thirteen weeks ended July 1, 2006 and July 2, 2005                            4
                     Condensed Consolidated Statements of Cash Flows for the twenty-six
                     weeks ended July 1, 2006 and July 2, 2005                                     6
                     Notes to the Condensed Consolidated Financial Statements                      7
   Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                12
   Item 3.           Quantitative and Qualitative Disclosures About Market Risk                   17
   Item 4.           Controls and Procedures                                                      18


 PART II. OTHER INFORMATION

   Item 5.           Other Information                                                            18
   Item 6.           Exhibits and Reports on Form 8-K                                             18


 SIGNATURES                                                                                       19






ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                              CACHE, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (UNAUDITED)

                                                                          July 1,           December 31,          July 2,
  ASSETS                                                                   2006                2005                2005
                                                                     ----------------    ----------------    ----------------
  Current assets:
      Cash and cash equivalents                                      $     35,578,000    $     16,753,000    $     17,166,000
      Marketable securities                                                20,426,000          36,520,000          25,964,000
      Receivables, net                                                      3,176,000           5,734,000           3,511,000
      Inventories                                                          30,147,000          32,785,000          30,165,000
      Deferred income taxes, net                                              720,000             691,000             662,000
      Prepaid expenses and other current assets                             5,850,000           4,777,000           1,141,000
                                                                     ----------------    ----------------    ----------------
              Total current assets                                         95,897,000          97,260,000          78,609,000


  Equipment and leasehold improvements, net                                50,781,000          52,760,000          49,502,000
  Other assets                                                                434,000             864,000             856,000
                                                                     ----------------    ----------------    ----------------

              Total assets                                           $    147,112,000    $    150,884,000    $    128,967,000
                                                                     ================    ================    ================

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
      Accounts payable                                               $     11,569,000    $     18,404,000    $     11,370,000
      Accrued compensation                                                  1,542,000           2,624,000           1,427,000
      Accrued liabilities                                                  13,420,000          12,446,000           9,487,000
                                                                     ----------------    ----------------    ----------------
                   Total current liabilities                               26,531,000          33,474,000          22,284,000

  Other liabilities                                                        15,450,000          16,309,000          14,557,000
  Deferred income taxes, net                                                1,926,000           2,105,000           2,246,000

  Commitments and contingencies


  STOCKHOLDERS' EQUITY
      Common stock, par value $.01; authorized, 20,000,000 shares;
      15,791,003, 15,770,553 and 15,726,553 shares issued
       and outstanding                                                        158,000             158,000             157,000
      Additional paid-in capital                                           36,278,000          35,455,000          34,988,000
      Retained earnings                                                    66,769,000          63,383,000          54,735,000
                                                                     ----------------    ----------------    ----------------
              Total stockholders' equity
                                                                          103,205,000          98,996,000          89,880,000
                                                                     ----------------    ----------------    ----------------

              Total liabilities and stockholders' equity

                                                                      $   147,112,000    $    150,884,000    $    128,967,000
                                                                     ================    ================    ================



    The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.


                                                                  3



                                    CACHE, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   FOR THE TWENTY-SIX WEEKS ENDED
                                             (UNAUDITED)

                                                                July 1,                       July 2,
                                                                  2006                          2005
                                                           ----------------              ----------------

  Net sales                                                $    135,503,000              $    129,763,000

  Cost of sales, including occupancy and buying
  costs                                                          71,024,000                    72,264,000
                                                           ----------------              ----------------

  Gross profit                                                   64,479,000                    57,499,000
                                                           ----------------              ----------------

  Expenses
      Store operating expenses                                   44,725,000                    41,871,000
      General and administrative expenses                         9,734,000                     8,160,000
      Lillie Rubin exit costs                                     5,662,000                     ---
                                                           ----------------              ----------------
           Total expenses                                        60,121,000                    50,031,000
                                                           ----------------              ----------------

  Operating income                                                4,358,000                     7,468,000

  Interest income                                                 1,193,000                       400,000
                                                           ----------------              ----------------

  Income before income taxes                                      5,551,000                     7,868,000

  Income taxes                                                    2,165,000                     3,111,000
                                                           ----------------              ----------------


  Net income                                               $      3,386,000              $      4,757,000
                                                           ================              ================


  Basic earnings per share                                            $0.21                         $0.30
                                                           ================              ================

  Diluted earnings per share                                          $0.21                         $0.30
                                                           ================              ================



  Basic weighted average shares outstanding                      15,781,000                    15,700,000
                                                           ================              ================

  Diluted weighted average shares outstanding                    16,151,000                    15,830,000
                                                           ================              ================



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.


                                                       4



                                    CACHE, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    FOR THE THIRTEEN WEEKS ENDED
                                             (UNAUDITED)

                                                                July 1,                       July 2,
                                                                  2006                          2005
                                                           ----------------              ----------------

  Net sales                                                $     71,682,000              $     66,970,000

  Cost of sales, including occupancy and buying
  costs                                                          36,385,000                    36,604,000
                                                           ----------------              ----------------

  Gross profit                                                   35,297,000                    30,366,000
                                                           ----------------              ----------------

  Expenses
      Store operating expenses                                   22,671,000                    21,278,000
      General and administrative expenses                         4,910,000                     4,371,000
      Lillie Rubin exit costs                                     5,662,000                     ---
                                                           ----------------              ----------------

Total expenses                                                   33,243,000                    25,649,000
                                                           ----------------              ----------------

  Operating income                                                2,054,000                     4,717,000

  Interest income                                                   664,000                       243,000
                                                           ----------------              ----------------

  Income before income taxes                                      2,718,000                     4,960,000

  Income taxes                                                    1,060,000                     1,960,000
                                                           ----------------              ----------------


  Net income                                               $      1,658,000              $      3,000,000
                                                           ================              ================


  Basic earnings per share                                            $0.11                         $0.19
                                                           ================              ================

  Diluted earnings per share                                          $0.10                         $0.19
                                                           ================              ================



  Basic weighted average shares outstanding                      15,785,000                    15,712,000
                                                           ================              ================

  Diluted weighted average shares outstanding                    16,168,000                    15,950,000
                                                           ================              ================



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.






                                    CACHE, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE TWENTY-SIX WEEKS ENDED
                                             (UNAUDITED)

                                                                July 1,              July 2,
                                                                 2006                 2005
                                                            ---------------     -----------------

 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                 $     3,386,000     $       4,757,000
 Adjustments to reconcile net income to net cash
     provided by operating activities:

       Depreciation and amortization                              5,408,000             4,606,000
       Decrease in deferred income taxes                           (208,000)             (872,000)
        Amortization of deferred rent                              (634,000)             (599,000)
       Other, net                                                   (24,000)              (24,000)
        Stock-based compensation                                    602,000                   ---
        Lillie Rubin exit costs                                   3,653,000                   ---


 Change in assets and liabilities:
 Decrease in receivables                                          2,558,000             3,034,000
 Decrease in inventories                                          2,363,000             2,131,000
 Decrease (increase) in prepaid expenses and other
 current  assets                                                 (1,073,000)              807,000
 Decrease  in accounts payable                                   (6,835,000)           (5,685,000)
 Excess tax benefits from stock options                             (29,000)                  ---
 Decrease (increase) in accrued liabilities
     and accrued compensation                                       149,000            (1,057,000)
                                                            ---------------     -----------------

 Net cash provided by operating activities                        9,316,000             7,098,000
                                                            ---------------     -----------------


 CASH FLOWS FROM INVESTING ACTIVITIES:

 Maturities of marketable securities                             48,098,000            15,971,000
 Purchases of marketable securities                             (32,004,000)          (16,061,000)
 Payments for equipment and leasehold
 improvements                                                    (6,835,000)           (6,973,000)
                                                            ---------------     -----------------

 Net cash provided by (used in) investing
 activities                                                       9,259,000            (7,063,000)
                                                            ---------------     -----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from the exercise of stock options                        221,000               283,000
 Excess tax benefits from stock options                              29,000                   ---
                                                            ---------------     -----------------

 Net cash provided by financing activities                          250,000               283,000
                                                            ---------------     -----------------

 Net increase in cash and equivalents                            18,825,000               318,000
 Cash and equivalents, at beginning of period                    16,753,000            16,848,000
                                                            ---------------     -----------------
 Cash and equivalents, at end of period                     $    35,578,000     $      17,166,000
                                                            ===============     =================

 Supplemental disclosure of cash flow information:
 Income taxes paid                                          $     3,839,000     $       3,410,000
 Accrued equipment and leasehold improvements               $     1,869,000     $         945,000



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.




                                   CACHE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

References to the "Company," "we," "us," or "our" means Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. We operate two chains of women's apparel specialty stores of which 272 stores are operated under the trade name "Cache" and 37 stores are operated under the trade name "Lillie Rubin", as of July 1, 2006.

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

The Company's Fiscal Year ("Fiscal Year" or "Fiscal") refers to the 52 or 53 weeks, as applicable, ending the Saturday nearest to December 31. The years ended December 30, 2006 ("Fiscal 2006") and December 31, 2005 ("Fiscal 2005") are each 52 week years as compared to the year ended January 1, 2005 ("Fiscal 2004"), that was a 53 week year.

2.   STOCK BASED COMPENSATION

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, we had accounted for stock options according to the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in Fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted subsequent to January 1, 2006, when granted, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

The Company's 2000 Stock Option Plan provides for the granting of either incentive stock options ("ISO's") or non-qualified options to purchase up to 825,000 shares of common stock. As of July 1, 2006, there were 67,032 shares under the 2000 plan available for future grant. The Company's 2003 Stock Option Plan provides for the granting of either ISO's or non-qualified options to purchase up to 1,350,000 shares of common stock. As of July 1, 2006, there were 152,500 shares under the 2003 plan available for future grant. All of the Company's prior stock option plans have expired as to the ability to grant new options.

Stock awards outstanding under the Company's current plans have generally been granted at prices which are equal to the market value of our stock on the date of grant, generally vest over four years and expire no later than ten years after the grant date. Effective January 1, 2006, we recognize compensation expense ratably over the vesting period, net of estimated forfeitures. As of July 1, 2006, there was $1.5 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.5 years. The total intrinsic value of options exercised during the 26 and 13 week periods ended July 1, 2006 was approximately $146,000 and $81,000.

A summary of the changes in stock options outstanding during the 26 week period ended July 1, 2006 is presented below:


                                           TOTAL OUTSTANDING                                    CURRENTLY EXERCISABLE
                       ----------------------------------------------------------     --------------------------------------
                          NUMBER                                       AGGREGATE       NUMBER
                           OF             AVERAGE       AVERAGE        INTRINSIC         OF           AVERAGE      AVERAGE
                         OPTIONS         PRICE (1)      LIFE (2)       VALUE (3)       OPTIONS       PRICE (1)     LIFE (2)
                        ----------      ----------     ----------     -----------     ---------     -----------    ---------

December 31, 2005       1,481,500         $10.85          7.45        $9,579,495       742,250         $8.80         6.92
Granted                       ---            ---                                           ---           ---
Canceled/forfeited         (9,000)         12.65                                           ---           ---
Exercised                 (20,450)         10.72                                       (20,450)        10.72
                        ----------      ----------                                    ---------     -----------
July 1, 2006            1,452,050         $10.84          6.95        $9,431,555       721,800         $8.74         6.41
                        ==========      ==========     ==========     ===========     =========     ===========    =========

       (1) - Weighted-average exercise price.
       (2) - Weighted-average contractual life remaining in years.
       (3) - The aggregate intrinsic values in the table above are based on the Company's closing stock price as of the last business day of the periods ended December 31, 2005 and July 1, 2006, which was $17.32 and $17.34, respectively.

A summary of the activity for the non-vested share awards during the 26 week period ended July 1, 2006 is presented below:

                                                               FAIR
                                                               VALUE
                                         COMMON                  AT
                                          STOCK                GRANT
                                         OPTIONS                DATE
                                      -------------         ------------

Non-vested--December 31, 2005            739,250               $12.92
Granted                                      ---                  ---
Vested                                       ---                  ---
Cancelled/forfeited                       (9,000)              $12.65
                                      -------------         ------------
Non-vested--July 1, 2006                 730,250               $12.92
                                      =============         ============

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised ("excess tax benefits") be classified as financing cash flows. For the 26 and 13 week periods ended July 1, 2006, there was $29,000 of excess tax benefits realized from the exercise of stock options.

During the 26 and 13 week periods ended July 1, 2006, the Company recognized approximately $602,000 ($367,000 after tax or $0.02 per diluted share) and $272,000 ($166,000 after tax or $0.01 per diluted share) in share-based compensation expense. The grant date fair value is calculated using the Black Scholes option valuation model. No compensation cost was recognized prior to January 1, 2006. Had compensation cost for our share-based compensation plans been determined consistent with SFAS No. 123R, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                                  Twenty-six             Thirteen
                                                                 Weeks Ended            Weeks Ended
                                                                   July 2,                July 2,
                                                                     2005                   2005
                                                                -------------          -------------

Net earnings as reported:                                         $4,757,000            $3,000,000
Add share-based employee compensation expense included                   ---                   ---
in reported net income, net of taxes
Deduct employee compensation expense determined under a             (504,000)             (249,000)
fair value based method, net of related tax effects
Pro forma net earnings                                            $4,253,000            $2,751,000

Basic earnings per share:
As reported                                                          $0.30                  $0.19
Pro forma                                                            $0.27                  $0.18

Diluted earnings per share:
As reported                                                          $0.30                  $0.19
Pro forma                                                            $0.27                  $0.17



There were no options granted during the 26 and 13 week periods ended July 1, 2006. There were 105,000 options granted during the 26 and 13 week periods ended July 2, 2005.

3.   BASIC AND DILUTED EARNINGS

In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per share has been computed based upon the weighted average of common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.

Earnings per common share has been computed as follows:


                                              13 Weeks Ended                       26 Weeks Ended
                                        ----------------------------         ----------------------------
                                         July 1,           July 2,            July 1,           July 2,
                                          2006              2005               2006              2005
                                        ----------        ----------         ----------        ----------

Net income                              $1,658,000        $3,000,000         $3,386,000        $4,757,000
Basic weighted number of average
   shares outstanding                   15,785,000        15,712,000         15,781,000        15,700,000
Incremental shares from assumed
   issuances of stock options              383,000           238,000            370,000           130,000
Diluted weighted average number of
   shares outstanding                   16,168,000        15,950,000         16,151,000        15,830,000

Net income per share - Basic                 $0.11             $0.19              $0.21             $0.30
                     - Diluted               $0.10             $0.19              $0.21             $0.30


                                                      9



Options to purchase 10,000 common shares with an exercise price of $18.30 per share were excluded from the computation of diluted earnings per share, for the 13 and 26 week periods in fiscal 2005 and 2006, because the exercise price was greater than the market price.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

On October 6, 2005, the FASB issued FASB Staff Position ("FSP") No. FAS 13-1 "Accounting for Rental Costs Incurred during a Construction Period." The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Such costs were previously capitalized as construction costs, if the company had a policy to do so. The FSP is effective for reporting periods beginning after December 15, 2005. The Company expects that the implementation of FSP No. FAS 13-1 will decrease net income by approximately $500,000 for the fiscal year ended December 30, 2006. During the 26 week period ended July 1, 2006, the Company incurred $121,000 of such costs.

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

In July, 2006, FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our consolidated financial statements.

5.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                     July 1,         December 31,        July 2,
                                                      2006              2005              2005
                                                  --------------    --------------    --------------


 Leasehold improvements                           $   54,650,000    $   51,827,000    $   48,553,000
 Furniture, fixtures and equipment                    55,009,000        51,715,000        48,144,000
                                                  --------------    --------------    --------------
                                                     109,659,000       103,542,000        96,697,000
Less: accumulated depreciation
    and amortization                                 (58,878,000)      (50,782,000)      (47,195,000)
                                                  --------------    --------------    --------------

                                                  $   50,781,000    $   52,760,000    $   49,502,000
                                                  ==============    ==============    ==============





6. ACCRUED LIABILITIES
                                                     July 1,         December 31,        July 2,
                                                       2006              2005              2005
                                                  --------------    --------------    --------------

 Operating expenses                               $    4,408,000    $    2,894,000    $    2,733,000
 Other taxes                                           1,714,000         2,540,000         1,124,000
 Group insurance                                         654,000           598,000           558,000
 Sales return reserve                                    415,000           803,000           443,000
 Leasehold additions                                   1,869,000           859,000           945,000
 Other customer deposits and credits                   4,360,000         4,752,000         3,684,000
                                                  --------------    --------------    --------------
                                                  $   13,420,000    $   12,446,000    $    9,487,000
                                                  ==============    ==============    ==============

7.   BANK DEBT

During November 2005, the Company reached an agreement with its bank to extend the maturity of the Amended Revolving Credit Facility until November 30, 2008. Pursuant to the newly Amended Revolving Credit Facility, $17,500,000 is available until expiration at November 30, 2008. The amounts outstanding under the credit facility bear interest at a maximum per annum rate equal to the bank's prime rate, currently 8.25% at July 31, 2006, less 0.25%. The agreement contains selected financial and other covenants. Effective upon the occurrence of an Event of Default under the Amended Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. The Company has at all times been in compliance with all loan covenants.

There have been no borrowings against the line of credit during fiscal 2006 and fiscal 2005. There were outstanding letters of credit of $2.6 million, $1.0 million and $3.0 million, pursuant to the Revolving Credit Facility, at July 1, 2006, December 31, 2005 and July 2, 2005, respectively.

8.   LILLIE RUBIN EXIT COSTS

During the quarter ended July 1, 2006, the Company recorded a pre-tax charge of $5.7 million for asset impairment and store closing costs for the exit of the Lillie Rubin business. Included in the exit costs is a write down of leasehold improvements, furniture and fixtures on 19 stores in the amount of $4.1 million, write down of intangibles of $455,000, write down of supplies of $275,000, severance accrual of $384,000, as well as an accrual of $1.6 million for contractual termination costs negotiated prior to July 1, 2006. These costs were partially offset by the reversal of $1.2 million of deferred rent accruals. The Company does not expect to incur significant additional exit costs upon the closing of these properties during the third quarter. The Company has closed 11 of the stores as of August 8, 2006 and anticipates the closing of the remaining stores by the end of September.

The following is a summary of the activity in the reserve for exit costs:

                                         BALANCE            CHARGES       CASH PAYMENTS      BALANCE END OF
                                    BEGINNING OF YEAR                                            PERIOD
                                    -----------------    -------------   ---------------    ----------------

Contractual termination costs            $ ---             $1,624,000         $90,000           $1,534,000

Severance                                  ---                384,000          81,000              301,000

Impairment of long lived assets
and supplies                               ---              4,830,000

Reversal of deferred rent liability        ---             (1,176,000)

                                                     11

9.   CONTINGENCIES

The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss. We have not provided any third party financial guarantees as of and for the 26 and 13 week periods ended July 1, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information and current statements contained in this Form 10-Q, certain matters discussed herein, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties, including, without limitation, the effect of economic and market conditions and competition, the ability to open new stores and expand into new markets, and risks relating to foreign importing operations, which could cause actual results to differ materially.

RECENT DEVELOPMENTS

On May 15, 2006, we announced plans to exit the Lillie Rubin business, consisting of 39 stores at July 1,2006, and to introduce a new concept, Cache Luxe. The Company intends to convert 20 Lillie Rubin locations to Cache Luxe stores and 1 Lillie Rubin location to Cache stores. The Company closed 9 stores in July and will close 9 stores in August and September. The Company anticipates converting the remaining 20 Lillie Rubin stores to Cache Luxe by the end of September.

All of the Cache Luxe locations will be in malls that also contain a Cache store. The Cache Luxe concept will enable the Company to offer a larger selection of casual and evening apparel, as well as accessories at higher price points. In addition, Cache stores located in malls containing a Cache store will have increased capacity to offer an expanded casual assortment.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 13 and 26 week periods ended July 1, 2006 and July 2, 2005, expressed as a percentage of net sales.

                                          13 Weeks Ended                      26 Weeks Ended
                                  --------------------------------     ------------------------------
                                     July 1,           July 2,            July 1,          July 2,
                                      2006               2005              2006             2005
                                  --------------     -------------     -------------    -------------

Sales                                100.0%             100.0%            100.0%           100.0%
Cost of sales                         50.8               54.7              52.4             55.7
Gross profit                          49.2               45.3              47.6             44.3
Store operating expenses              31.6               31.8              33.0             32.3
General and administrative
expenses                               6.8                6.5               7.2              6.3
Lillie Rubin exit costs                7.9                0.0               4.2              0.0
Operating income                       2.9                7.0               3.2              5.8
Other income                           0.9                0.4               0.9              0.3
Income before income taxes             3.8                7.4               4.1              6.1
Income taxes                           1.5                2.9               1.6              2.4
Net income                             2.3                4.5               2.5              3.7


We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:


                                               13 Weeks Ended                  26 Weeks Ended
                                        ----------------------------     -------------------------
                                           July 1,         July 2,         July 1,       July 2,
                                            2006            2005            2006          2005
                                        ------------     -----------     ----------    -----------

Total store count at end of period           309              297            309             297
Net sales growth                             7.0%             7.9%           4.4%            8.8%
Comparable store sales growth                6.0%             5.0%           4.0%            3.0%
Average sales per transaction growth         1.1%             7.0%           3.8%            3.3%
Average number of transactions growth        4.9%            (2.4%)         (1.1%)          (0.5%)
Net sales per average square foot           $117             $114           $224            $222
Total square footage (in thousands)          611              600            611             600


NET SALES

Net sales increased to $135.5 million from $129.8 million, an increase of $5.7 million or 4.4%, over the prior year 26 week period. Comparable store sales at Cache stores (sales for stores open at least one year or more) increased $6.5 million or 6%, during the 26 week period. Comparable store sales at Lillie Rubin stores decreased $2.2 million or 20%, during the 26 week period. Net sales from non-comparable stores increased $1.4 million, during the current 26 week period. The increase in net sales in FY 2006 at Cache stores reflected a 5% increase in average dollars per transaction, as well as a 1% increase in sales transactions. Dress sales helped to increase sales above FY 2005 levels.

Net sales increased to $71.7 million from $67.0 million, an increase of $4.7 million, or 7.0%, over the same 13 week period last year. This reflects $4.4 million of additional net sales as a result of 8% increase in comparable store sales at Cache stores. Net sales at Lillie Rubin stores decreased $0.8 million or 16.6%, during the 13 week period. Net sales increased $1.1 million, as a result of additional sales from non-comparable stores, during the current 13 week period. The increase in net sales in FY 2006 at Cache stores reflected a 2% increase in average dollars per transaction, as well as a 5% increase in sales transactions. Dress sales helped to increase sales above FY 2005 levels, as Easter shifted into the Company's second quarter in FY 2006 from the first quarter in FY 2005.

GROSS PROFIT

Gross profit increased to $64.5 million from $57.5 million, an increase of $7.0 million or 12.2%, over the prior year 26 week period. This increase was primarily due to higher net sales. As a percentage of net sales, gross profit increased to 47.6% from 44.3%. The increase in gross profit as a percentage of net sales was primarily due to lower promotional activity, as well as higher initial markup. The Company expects gross margins to improve during the remainder of Fiscal 2006 and beyond, due to the establishment of an internal production and sourcing department.

Gross profit increased to $35.3 million from $30.4 million, an increase of $4.9 million, or 16.2%, over the same 13 week period last year. This increase was primarily due to higher net sales. As a percentage of net sales, gross profit increased to 49.2% from 45.3%. The increase in gross profit as a percentage of net sales was primarily due to the same factors as for the 26 week period.

STORE OPERATING EXPENSES

Store operating expenses increased to $44.7 million from $41.9 million, an increase of $2.8 million or 6.7%, over the prior year 26 week period. This increase is primarily attributable to the increase in the number of stores open. As a percentage of net sales, store operating expenses increased to 33.0% from 32.3% for the 26 week period, primarily due to higher payroll, depreciation, property taxes and advertising expenses. This increase reflects the impact of newer stores, which have not achieved a mature sales volume level as compared to the existing store base. The increase in store operating expenses was principally due to the higher payroll ($621,000), higher depreciation expense ($790,000), higher property taxes ($274,000) and advertising expenses ($255,000) in FY 2006 as compared to FY 2005, primarily due to the increase in stores open.

Store operating expenses increased to $22.7 million from $21.3 million, an increase of $1.4 million or 6.5% over the same 13 week period last year. This increase is primarily due to an increase in the number of stores open. As a percentage of sales, store operating expenses decreased to 31.6% from 31.8% primarily due to the increase in sales volume.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $9.7 million from $8.2 million, an increase of $1.5 million or 19.3%, over the same 26 week period last year. As a percentage of net sales, general and administrative expenses increased to 7.2% from 6.3%, primarily due to higher travel ($238,000) and professional fees ($122,000), as compared to last year, as well as due to higher payroll expense which included compensation from stock options of $602,000 related to the adoption of FAS No. 123R.

General and administrative expenses increased to $4.9 million from $4.4 million, an increase of $539,000 or 12.3%, above the same 13 week period last year. As a percentage of net sales, general and administrative expenses increased to 6.8% from 6.5% for the 13 week period, primarily due to the same factors as for the 26 week period.

LILLIE RUBIN EXIT COSTS

During the quarter ended July 1, 2006 the Company recorded a pre-tax charge of $5.7 million for the exit of the Lillie Rubin business. The charge is comprised of leasehold improvement, furniture and fixtures write down of $4.1 million, write down of intangibles of $455,000, write down of supplies of $275,000, severance charges of $384,000, as well as an accrual of $1.6 million for contractual termination costs negotiated prior to July 1, 2006. These costs were partially offset by the reversal of $1.2 million of deferred rent accruals. As a percent of sales, Lillie Rubin exit costs were 7.9% and 4.2%, for the 13 and 26 week periods in Fiscal 2006.

INTEREST INCOME

Interest income increased to $1.2 million from $400,000, an increase of $800,000 over the prior period, primarily due to higher average cash balances, as well as higher interest rates.

Interest income increased to $664,000 from $243,000 in the same 13 week period last year.

INCOME TAXES

Income taxes decreased to $2.2 million from $3.1 million, as compared to the 26 week period last year. The decrease was primarily attributable to lower taxable income in fiscal 2006. The estimated effective tax rate for the 26 week periods in fiscal 2006 and fiscal 2005 were 39.0% and 39.5%, respectively.

Income taxes decreased to $1.1 million from $2.0 million, as compared to the same 13 week period last year. The estimated effective tax rate for the 13 week periods in fiscal 2006 and fiscal 2005 were 39.0% and 39.5%, respectively.

NET INCOME

As a result of the factors discussed above, net income decreased to $3.4 million from $4.8 million for the prior year 26 week period.

Net income decreased to $1.7 million from $3.0 million below the same 13 week period last year.

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores, and to improve and enhance our information technology systems. During the 26 week period ended July 1, 2006, we generated $9.3 million of cash flow from operations as compared to $7.1 million generated in the same period in Fiscal 2005. We expect to continue to meet our cash requirements primarily through cash flows from operating activities, existing cash and cash equivalents, and short-term investments. In addition, we have available a $17.5 million revolving credit facility (the "credit facility") with Bank of America Retail Finance, under which we have not had outstanding borrowings for several years. At July 1, 2006, we had working capital of $69.4 million, cash and marketable securities of $56.0 million and no third party debt outstanding.

The following table sets forth our cash flows for the period indicated:

                                             ----------------------------
                                                Twenty-six weeks ended
                                             ----------------------------
                                                July 1,          July 2,
                                                 2006             2005
                                             -----------      -----------
Net cash from operating activities........    $9,316,000       $7,098,000
Net cash from investing activities........     9,259,000       (7,063,000)
Net cash from financing activities........       250,000          283,000
                                             -----------      -----------

Net increase in cash and cash equivalents.   $18,825,000         $318,000
                                             ===========      ===========


During the 26 week period ended July 1, 2006, we increased our cash and cash equivalents by $18.8 million, primarily due to net matured investments of $16.1 million, net income of $3.4 million (which includes depreciation expense of $5.4 million), a reduction in inventories of $2.4 million and receivables of $2.6 million, partially offset by prepaid expense increase of $1.1 million, a reduction in accounts payable of $6.8 million and expenditures for our new store expansion and remodeling program totaling $6.8 million. The Company recorded a charge of $5.7 million for the exit of the Lillie Rubin business, which is comprised of $3.7 million of non-cash charges and $2.0 million of cash charges. The cash charges will be paid out in the third quarter. The exit of Lillie Rubin should be finalized by the end of the third quarter.

We plan to open approximately 18 to 20 new stores during Fiscal 2006. Ten new stores were opened in the second quarter and two new stores opened in the first quarter of Fiscal 2006. We anticipate opening an additional 7 new stores during the remainder of the year. We renovated 8 existing stores in Fiscal 2006. We spent $6.8 million through July 1, 2006 and expect to spend an additional $7 million to $8 million in 2006, for both new store and existing store construction and remodeling.

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

     o    store closings;

     o    underperforming stores; or

     o    underperforming business trends.

In the evaluation of the fair value and future benefits of finite long-lived assets, we perform an analysis by store of the anticipated undiscounted future net cash flows of the related finite long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. During the quarter ended July 1, 2006, the Company recorded a charge of $5.7 million related to the exit of the Lillie Rubin store chain. $4.1 million of this charge relates to the impairment of fixed assets. No impairment charges were incurred in Fiscal 2003, 2004 and 2005, respectively.

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

Our exposure to market risk for changes in interest rates relates to cash, cash equivalents and marketable securities. As of July 1, 2006, our cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate and U.S. treasury instruments, which bear interest at a fixed rate. Due to the average maturity and the conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

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

We have subsequently implemented a more thorough review process to ensure the accuracy of accounting calculations supporting the amounts reflected in our financial statements and also to ensure that all significant accounts are properly reconciled on a frequent and timely basis. The remaining remediation steps will be completed during the third quarter.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                       Dated: August 10, 2006

                                       CACHE, INC.



                                       BY:  /s/ Brian Woolf
                                            ------------------------------------
                                            Brian Woolf
                                            Chairman and Chief
                                            Executive Officer
                                            (Principal Executive
                                            Officer)


                                       BY:  /s/ Margaret Feeney
                                            ------------------------------------
                                            Margaret Feeney
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

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

     4. Cache's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

               August 10, 2006              By: /s/ Brian Woolf
                                                --------------------------------
                                                Brian Woolf
                                                Chairman and Chief
                                                Executive Officer
                                                (Principal Executive
                                                Officer)

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

     4. Cache's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

               August 10, 2006              By: /s/ Margaret Feeney
                                                --------------------------------
                                                Margaret Feeney
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal  Financial and
                                                Accounting Officer)

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to, and solely for the purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), each of the undersigned hereby certifies in the capacity and on the date indicated below that:

     1. The Quarterly Report of Cache, Inc. on Form 10-Q for the period ending July 1, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Cache, Inc.



          August 10, 2006                   BY: /s/ Brian Woolf
                                                --------------------------------
                                                Brian Woolf
                                                Chairman and Chief
                                                Executive Officer
                                                (Principal Executive
                                                Officer)


          August 10, 2006                   By: /s/ Margaret Feeney
                                                --------------------------------
                                                Margaret Feeney
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal  Financial and
                                                Accounting Officer)