Form 10-Q
period 2006-09-30
CACHE INC
filed 2006-11-08
CIK 350199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No | |

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "Accelerated Filer" and "Large Accelerated Filer" in Rule 12b-2 of the Exchange Act.

   Large Accelerated Filer      Accelerated Filer      Non-Accelerated Filer
     | |                        |X|                    | |

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

      As of October 31 2006, 15,811,003 common shares were outstanding.

                          CACHE, INC. AND SUBSIDIARIES

                                      INDEX


 PART I. FINANCIAL INFORMATION

   Item 1.   Condensed Consolidated Financial Statements (unaudited)
             Condensed Consolidated Balance Sheets as of September 30,
             2006, December 31, 2005 and October 1, 2005                       3
             Condensed Consolidated Statements of Income for the thirty-
             nine and thirteen weeks ended September 30, 2006 and
             October 1, 2005                                                   4
             Condensed Consolidated Statements of Cash Flows for the
             thirty-nine weeks ended September 30, 2006 and
             October 1, 2005                                                   6
             Notes to the Condensed Consolidated Financial Statements          7
   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        13
   Item 3.   Quantitative and Qualitative Disclosures About Market Risk       19
   Item 4.   Controls and Procedures                                          19


 PART II. OTHER INFORMATION

   Item 1A.  Risk Factors                                                     20
   Item 6.   Exhibits                                                         25




 SIGNATURES                                                                   26

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          CACHE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


   ASSETS                                                          September 30,           December 31,             October 1,
                                                                      2006                    2005                    2005
                                                                      ----                    ----                    ----
   Current assets:
           Cash and cash equivalents                          $         33,214,000    $         16,753,000     $        22,263,000
           Marketable securities                                        20,315,000              36,520,000              25,023,000
           Receivables, net                                              4,399,000               5,734,000               5,039,000
           Inventories                                                  37,074,000              32,785,000              35,604,000
           Deferred income taxes, net                                      718,000                 691,000                 541,000
           Prepaid expenses and other current assets                     4,854,000               4,777,000               1,668,000
                                                              ---------------------   ---------------------    --------------------
                       Total current assets                            100,574,000              97,260,000              90,138,000


   Equipment and leasehold improvements, net                            50,788,000              52,760,000              51,139,000
   Other assets                                                            440,000                 864,000                 863,000
                                                              ---------------------   ---------------------    --------------------

                       Total assets                           $        151,802,000    $        150,884,000     $       142,140,000
                                                              =====================   =====================    ====================

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
           Accounts payable                                   $         15,648,000    $         18,404,000     $        21,176,000
           Accrued compensation                                          2,522,000               2,624,000               2,533,000
           Accrued liabilities                                          12,132,000              12,446,000              10,219,000
                                                              ---------------------   ---------------------    --------------------
                       Total current liabilities                        30,302,000              33,474,000              33,928,000

   Other liabilities                                                    15,161,000              16,309,000              15,415,000
   Deferred income taxes, net                                            2,197,000               2,105,000               1,455,000

   Commitments and contingencies

   STOCKHOLDERS' EQUITY
          Common stock, par value $.01; authorized, 20,000,000 shares;
          15,791,003, 15,770,553 and 15,726,553 shares issued
          and outstanding                                                  158,000                 158,000                 157,000
          Additional paid-in capital                                    36,525,000              35,455,000              35,343,000
          Retained earnings                                             67,459,000              63,383,000              55,842,000
                                                              ---------------------   ---------------------    --------------------
                       Total stockholders' equity
                                                                       104,142,000              98,996,000              91,342,000
                                                              ---------------------   ---------------------    --------------------

                       Total liabilities and stockholders'
                       equity                                  $       151,802,000    $        150,884,000     $       142,140,000
                                                              =====================   =====================    ====================


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.


                          CACHE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE THIRTY-NINE WEEKS ENDED
                                   (UNAUDITED)



                                                                   September 30,            October 1,
                                                                       2006                    2005
                                                              ---------------------    --------------------

   Net sales                                                  $        195,438,000     $       187,025,000

   Cost of sales, including occupancy and buying costs                 102,693,000             103,413,000
                                                              ---------------------    --------------------

   Gross profit                                                         92,745,000              83,612,000
                                                              ---------------------    --------------------

   Expenses
       Store operating expenses                                         67,055,000              62,379,000
       General and administrative expenses                              15,340,000              12,224,000
       Lillie Rubin exit costs                                           5,518,000              ---
                                                              ---------------------    --------------------
            Total expenses                                              87,913,000              74,603,000
                                                              ---------------------    --------------------

   Operating income                                                      4,832,000               9,009,000

   Interest income                                                       1,850,000                 677,000
   Other income                                                                ---                   2,000
                                                              ---------------------    --------------------

   Income before income taxes                                            6,682,000               9,688,000

   Income taxes                                                          2,606,000               3,824,000
                                                              ---------------------    --------------------


   Net income                                                 $          4,076,000     $         5,864,000
                                                              =====================    ====================


   Basic earnings per share                                                  $0.26                   $0.37
                                                                 ==================      ==================

   Diluted earnings per share                                                $0.25                   $0.37
                                                                 ==================      ==================



   Basic weighted average shares outstanding                            15,784,000              15,714,000
                                                                 ==================      ==================

   Diluted weighted average shares outstanding                          16,160,000              16,017,000
                                                                 ==================      ==================



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.


                          CACHE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                                   (UNAUDITED)


                                                                   September 30,            October 1,
                                                                       2006                    2005
                                                              ---------------------    --------------------

   Net sales                                                  $         59,935,000     $        57,262,000

   Cost of sales, including occupancy and buying costs                  31,669,000              31,149,000
                                                              ---------------------    --------------------

   Gross profit                                                         28,266,000              26,113,000
                                                              ---------------------    --------------------

   Expenses
       Store operating expenses                                         22,330,000              20,508,000
       General and administrative expenses                               5,606,000               4,064,000
       Lillie Rubin exit costs                                            (144,000)              ---
                                                              ---------------------    --------------------
            Total expenses                                              27,792,000              24,572,000
                                                              ---------------------    --------------------

   Operating income                                                        474,000               1,541,000

   Interest income                                                         657,000                 277,000
   Other income                                                                ---                   2,000
                                                              ---------------------    --------------------

   Income before income taxes                                            1,131,000               1,820,000

   Income taxes                                                            441,000                 713,000
                                                              ---------------------    --------------------


   Net income                                                 $            690,000     $         1,107,000
                                                              =====================    ====================


   Basic earnings per share                                                  $0.04                   $0.07
                                                                 ==================      ==================

   Diluted earnings per share                                                $0.04                   $0.07
                                                                 ==================      ==================



   Basic weighted average shares outstanding                            15,791,000              15,743,000
                                                                 ==================      ==================

   Diluted weighted average shares outstanding                          16,165,000              16,085,000
                                                                 ==================      ==================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.


                                               CACHE, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE THIRTY-NINE WEEKS ENDED
                                                       (UNAUDITED)


                                                                 September 30,              October 1,
                                                                     2006                      2005
                                                             --------------------     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $       4,076,000        $         5,864,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                    7,914,000                  7,136,000
      Increase (decrease) in deferred income taxes                        65,000                 (1,457,000)
      Amortization of deferred rent                                   (1,002,000)                  (892,000)
      Gift card breakage                                              (2,425,000)               ---
      Other, net                                                         (30,000)                   (31,000)
      Stock-based compensation                                           849,000               ---
      Lillie Rubin exit costs                                          3,827,000               ---

Change in assets and liabilities:
Decrease in receivables                                                1,335,000                  1,506,000
Increase in inventories                                               (4,564,000)                (3,308,000)
Decrease  (increase) in prepaid expenses and other current assets        (77,000)                   280,000
Increase  (decrease)  in accounts payable                             (2,756,000)                 4,121,000
Excess tax benefits from stock options                                   (29,000)               ---
Increase  in accrued liabilities
    and accrued compensation                                           1,883,000                  1,959,000
                                                               ----------------------   ------------------------

Net cash provided by operating activities                              9,066,000                 15,178,000
                                                               ----------------------   ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of marketable securities                                   60,736,000                 24,582,000
Purchases of marketable securities                                   (44,531,000)               (23,731,000)
Payments for equipment and leasehold improvements                     (9,060,000)               (11,167,000)
                                                               ----------------------   ------------------------

Net cash provided by (used in) investing activities                    7,145,000               (10,316,000)
                                                               ----------------------   ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options                              221,000                    553,000
EXCESS TAX BENEFITS FROM STOCK OPTIONS                                    29,000               ---
                                                               ----------------------   ------------------------

Net cash provided by financing activities                                250,000                    553,000
                                                               ----------------------   ------------------------

Net increase in cash and equivalents                                  16,461,000                  5,415,000
Cash and equivalents, at beginning of period                          16,753,000                 16,848,000
                                                               ----------------------   ------------------------
Cash and equivalents, at end of period                         $      33,214,000        $        22,263,000
                                                               ======================   ========================


Supplemental disclosure of cash flow information:
Income taxes paid                                              $       5,175,000        $         4,643,000
Accrued equipment and leasehold improvements                   $       2,416,000        $           918,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.


                                   CACHE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION


References to the "Company," "we," "us," or "our" means Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. We currently operate three chains of women's apparel specialty stores of which 273 stores are operated under the trade name "Cache", 16 stores are operated under the trade name "Luxe" and 5 stores are operated under the trade name "Lillie Rubin", as of September 30, 2006.

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

The Company's Fiscal Year ("Fiscal Year" or "Fiscal") refers to the 52 or 53 weeks, as applicable, ending the Saturday nearest to December 31. The years ended December 30, 2006 ("Fiscal 2006") and December 31, 2005 ("Fiscal 2005") are each 52-week years as compared to the year ended January 1, 2005 ("Fiscal 2004"), that was a 53-week year.

Gift Cards, Gift Certificates and Merchandise Credits. The Company sells gift cards and gift certificates and issues credits to its customers when merchandise is returned (collectively, "Gift Cards"). The Company recognizes sales from Gift Cards when they are redeemed by the customer.

During the third quarter of 2006, the Company formed a new subsidiary to handle all Gift Card sales and maintain the liability related to Gift Cards. As a result of transferring all existing obligations to the newly formed subsidiary, the Company recognized $2.4 million of breakage income, within net sales, in the third quarter related to Gift Cards sold/issued since the inception of the Gift Card program. There was no breakage income recognized for the same period in the prior year.

As of the third quarter, the Company will recognize income when the likelihood of the Gift Card being redeemed by the customer is remote (Gift Card breakage) and the Company determines that it does not have a legal obligation to remit the value of unredeemed Gift Cards to the relevant jurisdiction as abandoned property.

The Company determines Gift Card breakage income based upon historical redemption patterns. Breakage income represents the balance of Gift Cards for which the Company believes the likelihood of redemption by the customer is remote. At that time, the Company will recognize breakage income over the performance period for those Gift Cards.

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

The Company's 2000 Stock Option Plan provides for the granting of either incentive stock options ("ISO's") or non-qualified options to purchase up to 825,000 shares of common stock. As of September 30, 2006, there were 67,032 shares under the 2000 plan available for future grant. The Company's 2003 Stock Option Plan provides for the granting of either ISO's or non-qualified options to purchase up to 1,350,000 shares of common stock. As of September 30, 2006, there were 152,500 shares under the 2003 plan available for future grant. All of the Company's prior stock option plans have expired as to the ability to grant new options.

Stock awards outstanding under the Company's current plans have generally been granted at prices which are equal to the market value of our stock on the date of grant, generally vest over four years and expire no later than ten years after the grant date. Effective January 1, 2006, we recognize compensation expense ratably over the vesting period, net of estimated forfeitures. As of September 30, 2006, there was $1.2 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.37 years. The total intrinsic value of options exercised during the 39 and 13-week periods ended September 30, 2006 was approximately $146,000 and $0.

A summary of the changes in stock options outstanding during the 39-week period ended September 30, 2006 is presented below:

                                  TOTAL OUTSTANDING                           CURRENTLY EXERCISABLE
                       --------------------------------------       --------------------------------------
                        NUMBER                       AGGREGATE       NUMBER                       AGGREGATE
                         OF      AVERAGE   AVERAGE   INTRINSIC         OF      AVERAGE   AVERAGE  INTRINSIC
                       OPTIONS   PRICE(1)  LIFE(2)   VALUE (3)       OPTIONS   PRICE(1)  LIFE(2)  VALUE (3)
                       --------------------------------------       --------------------------------------

December 31, 2005     1,481,500  $10.85     7.45  $9,579,495        742,250     $8.80     6.92  $6,324,778
Granted                  --         --                                 --       --
Vested                                                              239,375
Canceled/forfeited       (9,000)  12.65                                --       --
Exercised               (20,450)  10.72                             (20,450)    10.72
                        --------  -----                             --------    -----

September 30, 2006    1,452,050  $10.84     6.70 $10,230,182        961,175     $9.76     6.36  $7,818,015
                      =========  ======    ===== ===========        =========  ======    ===== ===========

    (1) - Weighted-average exercise price.
    (2) - Weighted-average contractual life remaining in years.
    (3) - The aggregate intrinsic values in the table above are based on the Company's closing stock price as of the last  business day of the periods ended  December 31, 2005 and  September 30, 2006,  which was $17.32 and $17.89, respectively.


A summary of the activity for the non-vested share awards during the 39-week period ended September 30, 2006 is presented below:


                                      COMMON            FAIR VALUE
                                      STOCK              AT GRANT
                                      OPTIONS               DATE
                                    ----------          ----------

Non-vested--December 31, 2005         739,250             $12.92
Granted                                 ---                 ---
Vested                               (239,375)            $12.65
Cancelled/forfeited                    (9,000)            $12.65
                                    ----------          ----------
Non-vested--September 30, 2006        490,875             $12.98
                                    =========           ==========

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised ("excess tax benefits") be classified as financing cash flows. For the 39 and 13-week periods ended September 30, 2006, there was $29,000 of excess tax benefits realized from the exercise of stock options.


During the 39 and 13-week periods ended September 30, 2006, the Company recognized approximately $849,000 ($681,000 after tax or $0.04 per diluted share) and $247,000 ($131,000 after tax or $0.01 per diluted share) in share-based compensation expense. The grant date fair value is calculated using the Black Scholes option valuation model. No compensation cost was recognized prior to January 1, 2006. Had compensation cost for our share-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):


                                                                    39 Weeks Ended  13 Weeks Ended
                                                                      October 1,      October 1,
                                                                         2005            2005
                                                                         ----            ----

Net earnings as reported:                                             $5,864,000      $1,107,000
Add share-based employee compensation expense included in reported           ---             ---
net income, net of taxes
Deduct employee compensation expense determined under a fair value     (531,000)       (177,000)
based method, net of related tax effects
Pro forma net earnings                                                $5,333,000        $930,000

Basic earnings per share:
As reported                                                             $0.37           $0.07
Pro forma                                                               $0.34           $0.06

Diluted earnings per share:
As reported                                                             $0.37           $0.07
Pro forma                                                               $0.33           $0.06

There were no options granted during the 39 and 13-week periods ended September 30, 2006. There were 140,000 and 35,000 options granted during the 39 and 13-week periods ended October 1, 2005, respectively.



3. BASIC AND DILUTED EARNINGS

In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per share has been computed based upon the weighted average of common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.

Earnings per common share has been computed as follows:


                                                          13-Weeks Ended                         39-Weeks Ended
                                                 ----------------------------------     ----------------------------------
                                                 September 30,          October 1,       September 30,         October 1,
                                                    2006                  2005             2006                  2005
                                                 ------------          ------------     ------------          ------------
Net income                                          $690,000            $1,107,000       $4,076,000            $5,864,000
Basic weighted number of average
   shares outstanding                             15,791,000            15,743,000       15,784,000            15,714,000
Incremental shares from assumed issuances
   of stock options                                  374,000               342,000          376,000               303,000
Diluted weighted average number of
shares outstanding                                16,165,000            16,085,000       16,160,000            16,017,000

Net income per share - Basic                           $0.04                 $0.07            $0.26                 $0.37
                     - Diluted                         $0.04                 $0.07            $0.25                 $0.37


Options to purchase 10,000 common shares with an exercise price of $18.30 per share were excluded from the computation of diluted earnings per share, for the 13 and 39-week periods in fiscal 2005 and 2006, because the exercise price was greater than the market price.



4. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and SFAS No. 3". This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income in the period of the change. This statement requires retrospective application to prior periods' financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect that the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

On October 6, 2005, the FASB issued FASB Staff Position ("FSP") No. FAS 13-1 "Accounting for Rental Costs Incurred during a Construction Period." The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Such costs were previously capitalized as construction costs, if the company had a policy to do so. The FSP is effective for reporting periods beginning after December 15, 2005. The Company expects that the implementation of FSP No. FAS 13-1 will decrease net income by approximately $175,000 for the fiscal year ending December 30, 2006. During the 39-week and 13-week periods ended September 30, 2006, the Company incurred $85,000 and ($36,000) of such costs. The reversal in the current 13-week period is primarily due to the over-accrual of construction rents, related to the April Cornell leases acquired in the second quarter.

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

On July 13, 2006, FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. We are required to adopt SAB No. 108 for our fiscal year ending December 30, 2006. We are currently assessing the impact, if any, the adoption of SAB No. 108 will have on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.


5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                               September 30,         December 31,           October 1,
                                                                   2006                  2005                  2005
                                                             ------------------    ------------------    ------------------

 Leasehold improvements                                    $        50,558,000   $        51,827,000   $        50,689,000
 Furniture, fixtures and equipment                                  54,302,000            51,715,000            50,175,000
                                                             ------------------    ------------------    ------------------
                                                                   104,860,000           103,542,000           100,864,000
Less: accumulated depreciation
    and amortization                                               (54,072,000)          (50,782,000)          (49,725,000)
                                                             ------------------    ------------------    ------------------
                                                           $        50,788,000   $        52,760,000   $        51,139,000
                                                             ==================    ==================    ==================

6. ACCRUED LIABILITIES
                                                               September 30,         December 31,           October 1,
                                                                   2006                  2005                  2005
                                                             ------------------    ------------------    ------------------

 Operating expenses                                        $         4,379,000   $         2,894,000   $         2,839,000
 Other taxes                                                         2,125,000             2,540,000             1,483,000
 Group insurance                                                       711,000               598,000               693,000
 Sales return reserve                                                  657,000               803,000               675,000
 Leasehold additions                                                 2,416,000               859,000               918,000
 Other customer deposits and credits                                 1,844,000             4,752,000             3,611,000
                                                             ------------------    ------------------    ------------------
                                                           $        12,132,000   $        12,446,000   $        10,219,000
                                                             ==================    ==================    ==================


7. BANK DEBT

During November 2005, the Company reached an agreement with its bank to extend the maturity of the Amended Revolving Credit Facility until November 30, 2008. Pursuant to the newly Amended Revolving Credit Facility, $17,500,000 is available until expiration at November 30, 2008. The amounts outstanding under the credit facility bear interest at a maximum per annum rate equal to the bank's prime rate, currently 8.25% at September 30, 2006, less 0.25%. The agreement contains selected financial and other covenants. Effective upon the occurrence of an Event of Default under the Amended Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. The Company has at all times been in compliance with all loan covenants.

There have been no borrowings against the line of credit during fiscal 2006 and fiscal 2005. There were outstanding letters of credit of $2.7 million, $1.0 million and $3.0 million, pursuant to the Amended Revolving Credit Facility, at September 30, 2006, December 31, 2005 and October 1, 2005, respectively.

8. LILLIE RUBIN EXIT COSTS

During the quarter ended July 1, 2006, the Company recorded a pre-tax charge of $5.7 million for asset impairment and store closing costs for the exit of the Lillie Rubin business. Included in the exit costs was a write down of leasehold improvements, furniture and fixtures on 19 stores in the amount of $4.1 million, write down of intangibles of $455,000, write down of supplies of $275,000, severance accrual of $384,000, as well as an accrual of $1.6 million for contractual termination costs negotiated prior to July 1, 2006. These costs were partially offset by the reversal of $1.2 million of deferred rent accruals. During the quarter ended September 30, 2006, the Company reversed $144,000 of the store closing costs based upon updated information. The Company closed 15 of the stores as of September 30, 2006 and anticipates the closing of the remaining 5 stores by the end of the first fiscal quarter of 2007. The Company does not expect to incur significant additional exit costs upon the closing of these properties during the fourth quarter.


The following is a summary of the activity in the reserve for exit costs:


---------------------------------------- --------------------- ---------------- ----------------------- -----------------------
                                          BALANCE BEGINNING        CHARGES          CASH PAYMENTS       BALANCE END OF PERIOD
                                               OF PERIOD
---------------------------------------- --------------------- ---------------- ----------------------- -----------------------
Contractual termination costs                           $ ---       $1,437,000              $1,153,000                $284,000
---------------------------------------- --------------------- ---------------- ----------------------- -----------------------
Severance                                                 ---          253,000                 208,000                  45,000
---------------------------------------- --------------------- ---------------- ----------------------- -----------------------
Impairment of long lived assets and                       ---
supplies                                                             5,089,000
---------------------------------------- --------------------- ---------------- ----------------------- -----------------------
Reversal of deferred rent liability                       ---      (1,261,000)
---------------------------------------- --------------------- ---------------- ----------------------- -----------------------


9. CONTINGENCIES

The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss. We have not provided any third party financial guarantees as of and for the 39 and 13-week periods ended September 30, 2006.

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

RECENT DEVELOPMENTS

In May 2006, we announced plans to introduce a new concept, Cache Luxe, and exit our Lillie Rubin business. During the third fiscal quarter of 2006, we converted 16 Lillie Rubin locations to Cache Luxe stores. In addition, we expanded three Cache stores by combining them into three adjacent Lillie Rubin stores and added Cache Luxe merchandise to Cache stores. Our five remaining Lillie Rubin store locations are expected to be closed by the end of the first fiscal quarter of 2007.

The Cache Luxe concept primarily focuses on our daytime and evening merchandise. This concept is expected to broaden our customer base, enable us to offer a larger selection of evening apparel and accessories at highter price points and allow us to leverage our marketing under a single Cache brand. In addition, Cache stores located in malls containing a Cache Luxe store have increased capacity to offer an expanded casual assortment. Almost all of our current Cache Luxe stores are in malls that also contain a Cache store.

RESULTS OF OPERATIONS

The following tables set forth our results of operations for the 13 and 39-week periods ended September 30, 2006 and October 1, 2005, expressed as a percentage of net sales. Amounts in both tables include the combined results of our Cache, Cache Luxe and Lillie Rubin stores.


                                                     13-Weeks Ended                              39-Weeks Ended
                                         ----------------------------------------     -------------------------------------
                                           September 30,           October 1,          September 30,          October 1,
                                               2006                   2005                 2006                 2005
                                         ------------------     -----------------     ----------------     ----------------
Sales                                         100.0%                 100.0%               100.0%               100.0%
Cost of sales                                  52.8                   54.4                 52.5                 55.3
Gross profit                                   47.2                   45.6                 47.5                 44.7
Store operating expenses                       37.3                   35.8                 34.3                 33.4
General and administrative expenses             9.4                    7.1                  7.8                  6.5
Lillie Rubin exit costs                        (0.2)                   0.0                  2.8                  0.0
Operating income                                0.8                    2.7                  2.5                  4.8
Interest income                                 1.1                    0.5                  0.9                  0.4
Income before income taxes                      1.9                    3.2                  3.4                  5.2
Income taxes                                    0.7                    1.2                  1.3                  2.0
Net income                                      1.2                    1.9                  2.1                  3.1


We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

                                                     13-Weeks Ended                              39-Weeks Ended
                                         ----------------------------------------     -------------------------------------
                                           September 30,           October 1,          September 30,          October 1,
                                               2006                   2005                 2006                 2005
                                         ------------------     -----------------     ----------------     ----------------
Total store count at end of period              294                   301                   294                  301
Net sales growth                               4.7%                  16.0%                 4.5%                 10.8%
Comparable store sales growth                  1.0%                   8.0%                 3.0%                 5.0%
Average sales per transaction growth           4.0%                   8.0%                 4.0%                 6.0%
Average number of transactions growth         (3.0%)                   --                 (1.0%)               (1.0%)
Net sales per average square foot               $99                   $96                  $319                 $318
Total square footage (in thousands)             589                   609                   589                  609


NET SALES

Net sales increased to $195.4 million from $187.0 million, an increase of $8.4 million or 4.5%, over the prior year 39-week period. The increase included breakage income of $2.4 million, as a result of the formation of a new subsidiary to handle all Gift Card sales and maintain the liability related to Gift Cards. Comparable store sales at Cache stores (sales for stores open at least one year or more) increased $7.0 million or 4%, during the 39-week period. Comparable store sales at Lillie Rubin stores decreased $2.4 million or 18%, during the 39-week period. Net sales from non-comparable stores increased $1.5 million, which reflects the net impact of store openings and closings during the current 39-week period. The increase in net sales in Fiscal 2006 at Cache stores reflected a 4% increase in average dollars per transaction, as well as a 1% decrease in sales transactions. Higher levels of dress sales also helped to increase sales above Fiscal 2005 levels.

Net sales increased to $59.9 million from $57.3 million, an increase of $2.6 million, or 4.7%, over the same 13-week period last year. The increase included breakage income of $2.4 million, as a result of the formation of a new subsidiary to handle all Gift Card sales and maintain the liability related to Gift Cards. This reflects $496,000 of additional net sales as a result of 1% increase in comparable store sales at Cache stores. Net sales at Lillie Rubin stores decreased $208,000 or 9.1%, during the 13-week period. Net sales decreased $39,000, as a result of sales at non-comparable stores, during the current 13-week period. The increase in net sales in Fiscal 2006 at Cache stores reflected a 4% increase in average dollars per transaction, as well as a 3% decrease in sales transactions.

GROSS PROFIT

Gross profit increased to $92.7 million from $83.6 million, an increase of $9.1 million or 10.9%, over the prior year 39-week period. This increase was primarily due to higher net sales and recognition of breakage income, as mentioned above. As a percentage of net sales, gross profit increased to 47.5% from 44.7%. The increase in gross profit as a percentage of net sales was primarily due to the recognition of breakage income and lower promotional activity, as well as higher initial markup, offset by higher markdowns due to the exit of our Lillie Rubin business. The Company expects gross margins to improve during the remainder of Fiscal 2006 and in Fiscal 2007, primarily due to the establishment of an internal production and sourcing department.

Gross profit increased to $28.3 million from $26.1 million, an increase of $2.2 million, or 8.4%, over the same 13-week period last year. This increase was primarily due to higher net sales and recognition of breakage income, as mentioned above. As a percentage of net sales, gross profit increased to 47.2% from 45.6%. The increase in gross profit, as a percentage of net sales, was primarily due to the same factors as for the 39-week period. The Company incurred higher markdowns during the quarter, as we liquidated the Lillie Rubin inventories related to our decision to exit the Lillie Rubin business.


STORE OPERATING EXPENSES

Store operating expenses increased to $67.1 million from $62.4 million, an increase of $4.7 million or 7.5%, over the prior year 39-week period. As a percentage of net sales, store operating expenses increased to 34.3% from 33.4% for the 39-week period. This increase reflects the impact of newer stores, which have not achieved a mature sales volume level as compared to the existing store base. The increase in store operating expenses was principally due to higher payroll expense ($1.2 million), higher depreciation expense ($758,000), higher property taxes ($379,000) and advertising expenses ($1.0 million) in Fiscal 2006 as compared to Fiscal 2005, primarily due to the increase in stores open for most of the period.

Store operating expenses increased to $22.3 million from $20.5 million, an increase of $1.8 million or 8.8% over the same 13-week period last year. As a percentage of sales, store operating expenses increased to 37.3% from 35.8%. The increase in store operating expenses was principally due to higher payroll expense ($543,000), which includes training time for employees for the upgraded POS system; as well as higher group insurance expense ($294,000) and advertising expenses ($735,000) in the third quarter as compared to Fiscal 2005.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $15.3 million from $12.2 million, an increase of $3.1 million or 25.4%, over the same 39-week period last year. As a percentage of net sales, general and administrative expenses increased to 7.8% from 6.5%, primarily due to higher travel ($362,000), telephone expense ($194,000) and professional fees ($860,000), as compared to last year, as well as due to higher payroll expense ($1.5 million), which included compensation from stock options ($849,000) related to the adoption of FAS No. 123R.

General and administrative expenses increased to $5.6 million from $4.1 million, an increase of $1.5 million or 36.6%, above the same 13-week period last year. As a percentage of net sales, general and administrative expenses increased to 9.4% from 7.1% for the 13-week period, primarily due to higher travel ($125,000), telephone expense ($165,000) and professional fees ($739,000), as compared to last year, as well as due to higher payroll expense of ($331,000), which included compensation from stock options ($247,000). The Company spent an additional $200,000 in administrative support for the POS upgrade during the current period.


LILLIE RUBIN EXIT COSTS

During the 39-week period ended, the Company recorded a pre-tax charge of $5.5 million for the exit of the Lillie Rubin business. The charge is comprised of leasehold improvement, furniture and fixtures write-down ($4.4 million), write-down of intangibles ($455,000), write-down of supplies ($275,000), severance charges ($253,000), as well as an accrual ($1.4 million) for contractual termination costs negotiated prior to July 1, 2006. These costs were partially offset by the reversal ($1.3 million) of deferred rent accruals.

INTEREST INCOME

Interest income increased to $1.9 million from $677,000, an increase of $1.2 million over the prior year period, primarily due to higher average cash balances, as well as higher interest rates.

Interest income increased to $657,000 from $277,000 in the same 13-week period last year.

INCOME TAXES

Income taxes decreased to $2.6 million from $3.8 million, as compared to the 39-week period last year. The decrease was primarily attributable to lower taxable income in fiscal 2006. The estimated effective tax rate for the 39-week periods in fiscal 2006 and fiscal 2005 was 39.0% and 39.5%, respectively.


Income taxes decreased to $441,000 from $713,000, as compared to the same 13-week period last year. The estimated effective tax rate for the 13-week periods in fiscal 2006 and fiscal 2005 was 39.0% and 39.5%, respectively.

NET INCOME

As a result of the factors discussed above, net income decreased to $4.1 million from $5.9 million for the prior year 39-week period.

Net income decreased to $690,000 from $1.1 million for the same 13-week period last year.

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores, and to improve and enhance our information technology systems. During the 39-week period ended September 30, 2006, we generated $9.1 million of cash flow from operations as compared to $15.2 million generated in the same period in Fiscal 2005. We expect to continue to meet our operating cash requirements primarily through cash flows from operating activities, existing cash and cash equivalents, and short-term investments. In addition, we have available a $17.5 million revolving credit facility (the "credit facility") with Bank of America Retail Finance, under which we have not had outstanding borrowings for several years. At September 30, 2006, we had working capital of $70.3 million, cash and marketable securities of $53.5 million and no third party debt outstanding.

The following table sets forth our cash flows for the period indicated:

                                                                                       ------------------------------
                                                                                               39-Weeks ended
                                                                                        ------------------------------
                                                                                         September        October 1,
                                                                                            30,
                                                                                            2006             2005
                                                                                        -------------    -------------
Net cash from operating activities...............................................        $9,066,000       15,178,000
Net cash from investing activities...............................................         7,145,000      (10,316,000)
Net cash from financing activities...............................................           250,000          553,000
                                                                                        -------------    -------------

Net increase in cash and cash equivalents........................................       $16,461,000        $5,415,000
                                                                                        =============    =============

During the 39-week period ended September 30, 2006, we increased our cash and cash equivalents by $16.5 million, primarily due to net matured investments ($16.2 million), net income ($4.1 million), which includes depreciation expense ($7.9 million), a reduction in receivables ($1.3 million) and an increase in accrued liabilities ($1.9 million), which was partially offset by an increase in inventories ($4.6 million), a reduction in accounts payable ($2.8 million) and expenditures for our new store expansion and remodeling program totaling $9.1 million. The Company recorded a charge of $5.5 million for the exit of the Lillie Rubin business, which is comprised of $3.8 million of non-cash charges and $1.7 million of cash charges. Cash charges totaling $1.4 million were paid out in the third quarter. The exit of Lillie Rubin should be finalized by the end of the first fiscal quarter of 2007.

We plan to open approximately 20 new stores during Fiscal 2006. The Company opened one new Cache store in the third quarter, 10 new stores in the second quarter and one new store in the first quarter of Fiscal 2006. We anticipate opening an additional 7 new stores during the fourth quarter. We renovated 12 existing stores in Fiscal 2006. We spent $9.1 million through September 30, 2006 and expect to spend an additional $4-5 million in the fourth quarter, for both new store and existing store construction and remodeling, as well as for an upgrade of the existing POS computer system.

There have been no borrowings against the line of credit during fiscal 2006 and fiscal 2005. There were outstanding letters of credit of $2.7 million, $1.0 million and $3.0 million, pursuant to the credit facility, at September 30, 2006, December 31, 2005 and October 1, 2005, respectively.

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

INVENTORIES. Our inventories are valued at lower of cost or market using the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise mark-on, mark-ups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, and (ii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a change in our earnings. We believe that our RIM provides an inventory valuation, which results in a carrying value at the lower of cost or market.

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

     o  store closings;

     o  underperforming stores; or

     o  underperforming business trends.

    In  the  evaluation  of  the  fair  value  and  future  benefits  of  finite long-lived assets, we perform an analysis by store of the anticipated undiscounted future net cash flows of the related finite long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. During the 39-week period ended September 30, 2006, the Company recorded a charge of $5.5 million related to the exit of the Lillie Rubin store chain. $3.8 million of this charge relates to the impairment of fixed assets. No impairment charges were incurred in Fiscal 2003, 2004 and 2005, respectively.
                                       17

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

GIFT CARDS, GIFT CERTIFICATES AND CREDITS. The Company sells gift cards and gift certificates and issues credits to its customers when merchandise is returned. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card being redeemed by the customer is remote (Gift Card breakage) and the Company determines that it does not have a legal obligation to remit the value of unredeemed Gift Cards to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns. Breakage income represents the balance of Gift Cards, for which the Company believes the likelihood of redemption by the customer is remote. At that time, the Company will recognize breakage income for those Gift Cards.

During the third quarter of fiscal 2006, the Company formed a new subsidiary to handle all sales and maintain the liability related to Gift Cards. As a result of transferring all existing obligations to the newly formed subsidiary, the Company recognized $2.4 million of breakage income, within net sales, in the second quarter related to Gift Cards sold/issued since the inception of the Gift Card program. There was no breakage income recognized for the same period in the prior year.

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

INCOME TAXES. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. The Company reserves for tax contingencies when it is probable that a liability has been incurred and the contingent amount is reasonably estimable. These reserves are based upon the Company's best estimation of the potential exposures associated with the timing and amount of deductions as well as various tax filing positions. Due to the complexity of these examination issues, $301,000 has been accrued to date.

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

Our exposure to market risk for changes in interest rates relates to cash, cash equivalents and marketable securities. As of September 30, 2006, our cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate and U.S. treasury instruments, which bear interest at a fixed rate. Due to the average maturity and the conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13(a)-15(b). Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2006 due to the material weakness in our internal control over financial reporting, as a result of the lack of resources identified during the Company's assessment of internal control over financial reporting as of January 1, 2006 and reported in our Fiscal 2005 Annual Report on Form 10-K. We continue our efforts to remediate this material weakness through ongoing process improvements and the implementation of enhanced policies and hiring additional personnel, engaging third-party tax, financial and financial systems consultants, improving quality control standards, and providing additional training and education to our financial reporting and accounting personnel. Accordingly, this material weakness is not yet fully remediated. No material weaknesses will be considered remediated until the remedial procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively.

To compensate for this material  weaknesses,  the Company  performed  additional analysis and other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

There were no changes during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

                         RISKS RELATED TO OUR BUSINESS

OUR EXPANSION INTO NEW MARKETS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Some of our new stores will be opened in areas of the United States in which we currently have few or no stores. The expansion into new markets may present competitive, merchandising and administrative challenges that are different from those currently encountered in our existing markets. Any of these challenges could adversely affect our business, financial condition and results of operations. To the extent our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets.

OUR NEW CACHE LUXE CONCEPT MAY NOT BE SUCCESSFUL, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND DIVERT MANAGEMENT'S TIME AND ATTENTION FROM OUR CORE CACHE STORE BUSINESS.

In the third fiscal quarter of 2006, we opened 16 Cache Luxe stores. Almost all of our Cache Luxe stores are located in malls that also contain a Cache store. As a new concept, Cache Luxe may not be successful. It may detract from our existing Cache brand and/or result in reduced sales at Cache stores that are located in the same mall as a Cache Luxe store. The continued implementation and expansion of the Cache Luxe concept could divert our management's time and resources from our core Cache store business. If the results of operations of our Cache Luxe stores are not significantly better than the Lillie Rubin stores they replaced, there could be a material adverse effect on our business, financial condition and results of operations.

OUR MANUFACTURERS MAY BE UNABLE TO MANUFACTURE AND DELIVER PRODUCTS IN A TIMELY MANNER OR MEET OUR QUALITY STANDARDS, WHICH COULD RESULT IN LOST SALES, CANCELLATION CHARGES OR EXCESSIVE MARKDOWNS.

     We purchase apparel and accessories from importers and directly from third-party manufacturers. Similar to most other specialty retailers, we have short selling seasons for much of our inventory. Factors outside of our control, such as manufacturing or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, cancellation charges or excessive markdowns, all of which could have a material adverse effect on our financial condition and results of operations.

SUBSTANTIALLY ALL OF OUR MERCHANDISE IS PRODUCED IN FOREIGN FACILITIES. THIS SUBJECTS US TO THE RISKS OF INTERNATIONAL TRADE AND OTHER RISKS GENERALLY ASSOCIATED WITH DOING BUSINESS IN FOREIGN MARKETS.

     Substantially all of our vendors utilize overseas production facilities. The failure of foreign manufacturers to ship products to us in a timely manner could result in our stores lacking needed inventory. Any event causing a disruption of imports, including financial or political instability, currency fluctuations, terrorism or heightened security, trade restrictions in the form of tariffs or quotas or both, political or military conflict involving the United States, or the migration of manufacturers, could negatively affect our business, financial condition or results of operations. These adverse impacts may include an increased cost to us, reductions in the supply of merchandise or delays in our manufacturing lead time.

WE RELY ON OUR MANUFACTURERS TO USE ACCEPTABLE ETHICAL BUSINESS PRACTICES, AND IF THEY FAIL TO DO SO, THE CACHE BRAND NAME COULD SUFFER REPUTATIONAL HARM AND OUR SALES COULD DECLINE OR OUR INVENTORY SUPPLY COULD BE INTERRUPTED.

     We do not control our manufacturers or their labor and other business practices. If one of our manufacturers violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, the shipment of finished products to us could be interrupted, orders could be canceled, relationships could be terminated and our reputation could be damaged. Any of these events could have a material adverse effect on our revenues and, consequently, our results of operations.

OUR PLANS TO INCREASE OUR DIRECT-SOURCING OF PRODUCTS SOLD IN OUR STORES FROM INTERNATIONAL VENDORS MAY NOT BE SUCCESSFUL, WHICH COULD RESULT IN ADDITIONAL COSTS AND MANUFACTURING DELAYS. TO THE EXTENT THAT WE INCREASE DIRECT-SOURCING, INTERRUPTIONS IN OUR DIRECT-SOURCING OPERATIONS COULD RESULT IN LOST SALES AND INCREASED COSTS.

     We have limited experience with direct-sourcing from international vendors that can supply us merchandise at lower costs. In fiscal 2005, we directly-sourced approximately 8% of our merchandise. By the second half of fiscal 2007, we expect to increase direct-sourcing to approximately 20 to 25% of our merchandise, and we believe that we can increase the percentage of our merchandise that is directly-sourced to approximately 40 to 50% in the long-term. We cannot assure you that direct-sourcing will result in the cost saving we anticipate. Furthermore, we may not be able to effectively cultivate and manage these direct relationships with manufacturers, which could result in additional costs and manufacturing delays.

     To the extent that we are successful in significantly increasing direct-sourcing, we will be further subject to risks associated with doing business in foreign markets. Interruptions in our direct-sourcing operations could disrupt manufacturing, shipment or receipt of our merchandise, which could result in lost sales and increase our costs. Increasing our direct-sourcing could adversely affect our relationship with our domestic vendors.

THE RAW MATERIALS USED TO MANUFACTURE OUR PRODUCTS AND OUR DISTRIBUTION AND LABOR COSTS ARE SUBJECT TO AVAILABILITY CONSTRAINTS AND PRICE VOLATILITY, WHICH COULD RESULT IN INCREASED COSTS.

     The  raw  materials  used  to  manufacture  our  products  are  subject  to availability constraints and price volatility caused by high demand for petroleum-based synthetic fabrics, weather, supply conditions, regulations, economic climate and other unpredictable factors. In addition, our transportation and labor costs are subject to price volatility caused by the price of oil, supply of labor, regulations, economic climate and other unpredictable factors. Increases in demand for, or the price of, raw materials, distribution services and labor could have a material adverse effect on our business, financial condition and results of operations.

BECAUSE OUR CACHE BRAND IS ASSOCIATED WITH ALL OF OUR MERCHANDISE, OUR SUCCESS DEPENDS HEAVILY ON THE VALUE ASSOCIATED WITH OUR BRAND. IF THE VALUE ASSOCIATED WITH OUR BRAND WERE TO DIMINISH, OUR SALES COULD DECREASE, CAUSING LOSSES OR LOWER PROFITS.

     Our success depends on our Cache brand and its value. The Cache name is integral to our business, as well as to the implementation of our new Cache Luxe concept. The Cache brand could be adversely affected if our public image or reputation were to be tarnished, which could result in a material adverse effect on our business.

ANY MATERIAL DISRUPTION OF OUR INFORMATION SYSTEMS COULD DISRUPT OUR BUSINESS AND REDUCE OUR SALES.

     Our information systems integrate all major aspects of our business, including sales, finance, distribution, purchasing, inventory control and merchandise planning. We have substantially completed the rollout of a new point-of-sale, POS, system to all of our stores and installation of a wide area network that allows us to add functionality to our POS system, including the ability to process debit card transactions at lower rates, centralize credit authorizations, enhance labor scheduling, centralize our customer database, introduce our customer loyalty program, speed up customer transaction time and analyze real-time sales data. We are increasingly dependent on these information systems for the efficient operation of our business, including our web site, and to facilitate the enhancement of our marketing efforts.

     We may experience operational problems with our information systems as a result of system failures, viruses, computer "hackers" or other causes. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by any failure on our part to successfully maintain or perform additional upgrades to our systems, could cause information to be lost or delay our ability to process and make use of that information in our business, which may lead to declines in sales. In addition, if future changes in technology cause our information systems to become obsolete, or if our current information systems prove to be inadequate to support our growth, we could lose customers.

OUR MARKETING EFFORTS RELY UPON THE EFFECTIVE USE OF CUSTOMER INFORMATION. RESTRICTIONS ON THE AVAILABILITY OR USE OF CUSTOMER INFORMATION COULD ADVERSELY AFFECT OUR MARKETING PROGRAM, WHICH COULD RESULT IN LOST SALES AND A DECREASE IN PROFITS.

     We use our customer database to market to our customers. We intend to expand use of our customer database when we implement our customer loyalty program, which is expected to occur in the first half of fiscal 2007. Any limitations imposed on the use of such consumer data, whether imposed by federal or state governments or business partners, could have an adverse effect on our future marketing activity. In addition, to the extent our security procedures and protection of customer information prove to be insufficient or inadequate, we may become subject to litigation, which could expose us to liability and cause damage to our reputation or brand.

WE ARE SUBJECT TO NUMEROUS REGULATIONS THAT COULD AFFECT OUR OPERATIONS. CHANGES IN SUCH REGULATIONS COULD IMPACT THE OPERATION OF OUR BUSINESS THROUGH DELAYED SHIPMENTS OF OUR GOODS, FINES OR PENALTIES THAT COULD AFFECT OUR PROFITABILITY.

     We are subject to customs, truth-in-advertising, truth-in-lending and other laws, including consumer protection regulations and zoning and occupancy ordinances, that regulate retailers generally and/or govern the importation, promotion and sale of merchandise, the use of proprietary credit cards and the operation of retail stores and warehouse facilities. Although we undertake to monitor changes in these laws, if these laws change without our knowledge, or are violated by our employees, importers, buying agents, manufacturers or distributors, we could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could have a material adverse effect on our business, financial condition and results of operations.

WE REPORTED A MATERIAL WEAKNESS IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND, IF WE ARE UNABLE TO IMPROVE OUR INTERNAL CONTROLS, OUR FINANCIAL RESULTS MAY NOT BE ACCURATELY REPORTED.

     In connection with the preparation of our Annual Report on Form 10-K for fiscal 2005, management identified a material weakness, due to an insufficient number of resources in the accounting and finance department, resulting in an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and several audit adjustments to the financial statements for the quarter and year ended December 31, 2005. As a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2005. Due to the pervasive effect of the lack of resources and the potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected.

     We continue our efforts to remediate this material weakness through ongoing process improvements and the implementation of enhanced policies and hiring of additional personnel, engaging third-party tax, financial and financial system consultants, improving quality control standards and providing additional training and education to our financial reporting and accounting personnel. Accordingly, this material weakness is not yet fully remediated. No material weaknesses will be considered remediated until the remediated procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial reporting processes and that we will remediate the material weakness. Any failure to implement required new or improved controls or to remediate the material weakness, or difficulties encountered in their implementation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements. Insufficient internal controls could also cause investors to lose confidence in our reported financial information.

                          RISKS RELATED TO OUR INDUSTRY

IF NEW LEGISLATION RESTRICTING THE IMPORTATION OR INCREASING THE COST OF TEXTILES AND APPAREL PRODUCED ABROAD IS ENACTED, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     Legislation that would restrict the importation or increase the cost of textiles and apparel produced abroad has been periodically introduced in Congress. The enactment of new legislation or international trade regulation, or executive action affecting international textile or trade agreements, could adversely affect our business. International trade agreements that can provide for tariffs and/or quotas can increase the cost and limit the amount of product that can be imported.

     The quota system established by the World Trade Organization was eliminated on December 31, 2004. We cannot be certain of the full impact that this elimination will have on international trade in general and the apparel industry in particular. We also cannot be certain of the impact of quota elimination on our business, including increased competition that could result from the importation of an increasing amount of lower priced apparel into the United States. Notwithstanding quota elimination, China's accession agreement for membership in the WTO provides that WTO member countries, including the United States, may re-impose safeguard quotas on specific products. In May 2005, the United States imposed unilateral quotas on several product categories, limiting growth in imports of these categories to 7.5% a year. The safeguard quotas in several categories have been extended by the United States government and will likely continue through 2008. These limitations apply to a limited number of products imported by us from China. We are unable to assess the potential for additional action by the United States government with respect to these or other product categories in the event that the quantity of imported apparel significantly disrupts the apparel market in the United States. Additional action by the United States in response to a disruption in its apparel markets could limit our ability to import apparel and increase our costs.

                        RISKS RELATED TO OUR COMMON STOCK

OUR SHARE PRICE HAS FLUCTUATED SIGNIFICANTLY AND COULD CONTINUE TO FLUCTUATE SIGNIFICANTLY.

     Between January 1, 2004 and November 7, 2006, the market price of our common stock has ranged from $10.90 to $23.63 per share. The stock market has, from time to time, experienced extreme price and volume fluctuations. The market price for our common stock may change significantly in response to various factors, including:

        o Periodic variations in the actual or anticipated financial results of our business or other companies in the retail industry;

        o A shortfall in net sales or net income from that expected in securities analysts' estimates or from that expected by investors;

        o The timing of new store openings and net sales contributed by new stores;

        o   Material announcements by us or our competitors;

        o Public sales of a substantial number of common shares following this offering; and

        o   Adverse  changes  in  general  market conditions or economic trends.

In the past, companies that have experienced volatility in the market price of their shares have been the subject of securities class action litigation. If we become involved in a securities class action litigation in the future, it could result in substantial costs and diversion of our management's attention and resources, thus harming our business.

PROVISIONS OF OUR GOVERNING DOCUMENTS AND FLORIDA LAW COULD DISCOURAGE ACQUISITION PROPOSALS OR DELAY A CHANGE IN OUR CONTROL, AND THIS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK OR DENY OUR STOCKHOLDERS A CHANCE TO REALIZE A PREMIUM ON THEIR SHARES.

     Our articles of incorporation and by-laws contain anti-takeover provisions, including those listed below, that could make it more difficult for a third party to acquire control of us, even if that change in control would be beneficial to our stockholders:

        o our board of directors has the authority to issue common stock and preferred stock and to determine the price, rights and preferences of any new series of preferred stock without further stockholder approval and

        o   there  are   limitations   on  who  can  call  special  meetings  of
            stockholders.

     In addition, provisions of Florida law and our stock option plans may also discourage, delay or prevent a change in control of our company or unsolicited acquisition proposals.


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



                                           Dated:   November 7, 2006

                                           CACHE, INC.




                                           BY:  /s/ Brian Woolf
                                                ------------------------
                                                Brian Woolf
                                                Chairman and Chief
                                                Executive Officer
                                                (Principal Executive Officer)


                                           BY:  /s/ Margaret Feeney
                                                ------------------------
                                                Margaret Feeney
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

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


              November 7, 2006            By:   /s/ Brian Woolf
                                                 ------------------
                                                 Brian Woolf
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)
                                       27

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

              November 7, 2006            By:   /s/ Margaret Feeney
                                                 ------------------
                                                Margaret Feeney
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)
                                       28

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to, and solely for the purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), each of the undersigned hereby certifies in the capacity and on the date indicated below that:

      1. The Quarterly Report of Cache, Inc. on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Cache, Inc.




               November 7, 2006           BY:  /s/ Brian Woolf
                                                ------------------------
                                                Brian Woolf
                                                Chairman and Chief
                                                Executive Officer
                                                (Principal Executive Officer)


               November 7, 2006           BY:  /s/ Margaret Feeney
                                                ------------------------
                                                Margaret Feeney
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)