Form 10-K
period 2006-12-30
CACHE INC
filed 2007-03-16
CIK 350199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006
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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $220 million as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of $17.34 of the registrant’s Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of February 28, 2007, 16,284,333 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information included in the Registrant’s Proxy Statement to be filed in connection with its 2007 Annual Meeting of Stockholders has been incorporated by reference into Part III (Items 10, 11, 12, 13, 14 and 15) of this report on Form 10-K.

CACHE, INC.

FORM 10-K ANNUAL REPORT

DECEMBER 30, 2006

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

PART I

ITEM 1.                BUSINESS

GENERAL

We are a nationwide, mall-based specialty retailer of lifestyle sportswear and dresses targeting style-conscious women. Our merchandise offerings extend from elegant eveningwear to sophisticated casual and daytime sportswear, which encompasses a variety of tops, bottoms, dresses and accessories, all of which are sold under our Cache brand. We believe the appeal of our merchandise is enhanced through the intimate boutique-like environment we offer to our customers. This environment is achieved through a high level of customer service combined with our smaller store format, which averages approximately 2,000 square feet. As of December 30, 2006, we operated 293 Cache and Cache Luxe stores, primarily situated in central locations in high traffic, upscale malls, in 44 states, Puerto Rico and the U.S. Virgin Islands.

We target women between the ages of 25 and 45 through our differentiated merchandising mix and Cache and Cache Luxe store environments. Our brand appeals to a woman who has a youthful attitude, is self-confident and fashion-conscious, and requires a missy fit. Our sportswear embodies a mix of lifestyle separates for both day and evening. Our stores carry a range of diverse merchandise, which includes dresses for daytime and evening, and continues to be an important dress resource and destination for our target customers. Our accessories complement the seasonal themes and palettes of our sportswear and dresses.

In May 2006, we announced plans to introduce a new concept, Cache Luxe, and exit our Lillie Rubin business. During the third fiscal quarter of 2006, we converted 16 Lillie Rubin locations to Cache Luxe stores. In addition, we expanded three Cache stores by combining them into three adjacent Lillie Rubin stores and added Cache Luxe merchandise to these Cache stores. Our three remaining Lillie Rubin store locations are anticipated to be closed by the end of the first fiscal quarter of 2007.

Our Cache Luxe concept primarily focuses on our daytime and evening merchandise. This concept is expected to broaden our customer base, enable us to offer a larger selection of evening apparel and accessories at higher price points and allows us to leverage our marketing under a single Cache brand. In addition, Cache stores located in malls containing a Cache Luxe store have increased capacity to offer an expanded casual assortment. Almost all of our current Cache Luxe stores are in malls that also contain a Cache store.

Merchandising

Our merchandising focuses on providing an edited selection of sportswear and dresses extending from casual and daytime sportswear into elegant eveningwear, as well as a collection of complementary accessories. All of our merchandise is sold under our own Cache label. We employ a constant process of test-and-ordering that allows us to restock popular items during the same season. We also maintain a key item strategy, providing some popular and core items for longer periods to meet ongoing customer demand. New merchandise arrives on a frequent basis at each of our stores, giving our customers a reason to visit often. We introduce new floor sets into each of our stores approximately every six weeks. These new floor sets provide exciting changes in visual merchandising within both our stores and our window presentations.

Merchandise

We design and market three general categories of merchandise:

Sportswear.   Sportswear consists of related tops and bottoms, versatile enough to be worn during the day or out for evening events. Price points for sportswear in our Cache stores generally range from $60 to $300.

Dresses.   Dresses range from shorter lengths for cocktail and day-into-evening wear to special occasion long dresses. Price points for dresses in our Cache stores generally range from $125 to $450.

Accessories.   Accessories consist primarily of jewelry, belts and handbags selected to complement our sportswear and dress selections. Price points for accessories in our Cache stores generally range from $30 to $150.

While the majority of our merchandise is the same in all of our stores of the same concept, we employ both lower price point merchandise and higher priced merchandise in select Cache locations. Our new Cache Luxe stores generally have higher price points than our Cache stores.

The following table indicates the percentage of net sales by merchandise category at our Cache and Cache Luxe stores for each of the periods indicated below:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 1, 2005	December 31, 2005	December 30, 2006
Sportswear	69.1%	68.7%	65.7%
Dresses	22.3	21.7	24.5
Accessories	8.6	9.6	9.8
Total	100.0%	100.0%	100.0%

The percentage of net sales represented by dresses at our Cache stores is typically higher in the first half of the year due to the prom season.

Design

Our merchandise offerings are organized around the spring and fall seasons. Our merchandising team is currently comprised of a designer, merchants who specialize in particular fashion classifications and executive management. Following the end of a season, our merchandising team reviews data from that season’s results as well as market research, retail trends and trade shows. Based on this information, our team develops seasonal themes, which will influence our exclusive designs for the following year.

Prior to each season, we begin to coordinate with our vendors to select specific styles that reflect seasonal themes. In collaboration with our vendors, our merchants adjust test garments for color and style to ensure offerings reflect the appropriate balance between fashion content and marketability. Our team then works with our technical department, in-house fit model and manufacturers to guarantee our missy fit and high-comfort standards are met. Our close relationships with our vendors facilitates a fluid design cycle that enables us to create fashion-forward, exclusive styles and test merchandise in select stores before store roll-outs.

Accessories are manufactured for us by third party vendors, a process that allows our design and merchandising team to focus on our core apparel offerings. We also maintain close relationships with our accessory vendors so that our accessories complement our seasonal themes and palettes.

Planning

We conduct our planning process based on our historical point-of-sale data, economic trends, seasonality and anticipated demand based on market tests. We determine at a corporate level the composition and amount of our merchandise by product, print, color, style and size. Our vendors are then able to negotiate bulk material purchases with their suppliers, which we believe enables us to obtain better pricing.

Our merchandising and planning teams determine the appropriate level and type of merchandise for each store and communicate that information to our vendors who drop ship the merchandise to each store. Following receipt at our stores, the merchandising staff obtains daily sales information and store-level inventory generated by our POS system. Based upon this data, management makes decisions with respect to re-orders, store transfers and markdowns.

In addition to introducing new merchandise, we employ a key item strategy whereby we maintain an inventory of core items in every store. This provides customers with a level of certainty that these items will be in stock when they visit. In certain situations, a store that is experiencing particularly strong sell-throughs relays the information to our management team and merchandisers, who in turn may add or adjust new merchandise in response to this feedback.

Sourcing and Distribution

Our relationships with our vendors and their ability to drop ship products to our stores allow us to respond quickly to fashion preferences and demand, and reduce inventory risk. We currently purchase the vast majority of our merchandise from third party agents who arrange for the manufacture of our apparel overseas. Our five largest vendors accounted for approximately 44% of our purchases during the 52 weeks ended December 30, 2006, and our largest vendor accounted for 27% of our purchases during the 52 weeks ended December 30, 2006.

In early 2006, we hired an executive whose primary responsibility is to increase the sourcing of merchandise directly from overseas manufacturers. Directly-sourced merchandise is expected to have a higher gross margin due to the reduction in our use of domestic vendors who primarily directly-source merchandise from overseas. In fiscal 2006, we directly-sourced approximately 5% of our merchandise. By the second half of fiscal 2007, we expect to directly-source approximately 20 to 25% of our merchandise and believe that we can increase the percentage of our merchandise that is directly-sourced to approximately 40 to 50% in the long-term. We expect to utilize foreign agents as we transition to direct-sourcing in order to seek the lowest possible cost and mitigate execution risk.

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

We continue to remodel our Cache stores to enhance their appeal to our customers, including increasing access to merchandise, facilitating movement throughout the store and improving our merchandise displays. Our remodeled store design emphasizes a modern, sophisticated and well-lit atmosphere with streamlined exteriors and sleek interiors. In addition, we have moved the dressing rooms from the middle of the store to the rear, and check-out locations from the front of the store to the side. This eliminates barriers to movement throughout the store and permits greater flexibility in merchandise displays, allowing us to more effectively market our clothing.

We began to remodel existing stores using this new design in late fiscal 2001. We generally remodel stores as leases come up for renewal. We remodeled 20 Cache stores in fiscal 2005, and remodeled 11 stores in fiscal 2006 and expect to remodel approximately 20 stores in fiscal 2007. By the end of fiscal 2007, we expect to have remodeled approximately 70% of our Cache stores. Most store remodels take from six to eight weeks. During this period, we typically utilize temporary locations in the mall near our existing locations so that customers can continue to shop for our merchandise.

Store Management and Training

We organize our stores into regions and districts, which are overseen by five regional vice presidents and 36 district managers. Each of our district managers is typically responsible for eight to 12 stores. We typically staff our stores with two opening employees, three mid-day employees and two closing employees.

We seek to provide our customers with superior customer service. To enhance this part of our strategy, our employees receive in-store training, as well as career path developmental assistance. In addition, our store managers receive both salaries and performance-based incentives bonuses. We pay sales associates and assistant managers on an hourly basis and offer them performance incentives. From time to time, we offer additional incentives, such as sales contests, to both management and sales associates. Additionally, we place special emphasis on the recruitment of fashion-conscious and career-oriented sales personnel. We train most new store managers in designated training stores and train most other new store sales personnel on the job.

Store Locations

As of December 30, 2006, we operated 293 Cache and Cache Luxe stores located in 44 states, as well as Puerto Rico and the U.S. Virgin Islands.

The following table indicates our Cache stores by state as of December 30, 2006:

Alabama	7	Maine	1	Oklahoma	2
Arizona	5	Maryland	7	Oregon	2
Arkansas	2	Massachussets	9	Pennsylvania	8
California	29	Michigan	6	Rhode Island	2
Colorado	4	Minnesota	2	South Carolina	5
Connecticut	4	Mississippi	1	Tennessee	6
Delaware	1	Missouri	4	Texas	22
Florida	36	Nebraska	2	Utah	1
Georgia	9	Nevada	7	Vermont	1
Hawaii	3	New Hampshire	3	Virginia	7
Illinois	9	New Jersey	13	Washington	4
Indiana	3	New Mexico	2	West Virginia	1
Iowa	2	New York	13	Wisconsin	3
Kansas	2	North Carolina	8	Puerto Rico	1
Kentucky	3	Ohio	10	US Virgin Islands	1
Louisiana	4

The following table indicates our Cache Luxe stores by state as of December 30, 2006:

Arizona	1	Louisiana	1	North Carolina	1
Florida	7	Michigan	2	Tennessee	1
Georgia	1	New Jersey	1	Texas	1

The following table indicates the number of Cache stores opened and closed over the past five fiscal years ended December 30, 2006:

Fiscal Period	Stores Open at Beginning of Period	Stores Opened During Period	Stores Closed During Period	Stores Open at End of Period	Total Square Footage
FY2002	197	10	0	207	478,000
FY2003	207	22	2	227	514,000
FY2004	227	31	4	254	596,000
FY2005	254	17	4	267	614,000
FY2006.	267	17	7	277	600,000

All 16 Cache Luxe stores were opened in fiscal 2006.

New Store Development

During fiscal 2006, we opened 17 Cache stores and closed seven Cache stores. During fiscal 2006, we closed 37 Lillie Rubin stores. During the second fiscal quarter of 2006, we purchased five leases from April Cornell and converted these five locations to Cache stores. We also converted one of our Lillie Rubin stores to a Cache store. During fiscal 2006, we closed seven Cache stores as part of our ongoing efforts to eliminate under performing stores. In fiscal 2007, we intend to open approximately 20 new Cache stores.

In connection with the introduction of our Cache Luxe concept in the third fiscal quarter of 2006, we converted 16 Lillie Rubin locations to Cache Luxe stores and combined three Lillie Rubin locations with adjacent Cache stores allowing us to include Cache Luxe merchandise in these three expanded Cache stores. Almost all of our Cache Luxe stores are in malls that contain a Cache store. We do not expect to open any new Cache Luxe stores in fiscal 2007.

We continually review potential new locations for stores. We locate our new stores primarily in upscale shopping malls. When selecting a new mall site, we target high traffic locations with suitable demographics and favorable lease economics. When evaluating a new mall location, we also look at the principal and anchor stores in the mall, location of our store within the mall and other specialty stores located in the mall.

We currently operate five street locations and two outlet stores. We believe that street locations and outlet stores can enhance our potential store base. We plan to expand our openings of street locations and outlet stores.

Marketing and Promotion

We use a variety of media to promote our brand and increase sales, consisting primarily of advertisements in magazines such as Cosmopolitan, Elle, People and Vogue. In addition, during the third fiscal quarter of 2006 we began broadcast and cable television advertising. We have increased our advertising and marketing expenditures as a percentage of net sales, as we believe this will help us increase our future sales.

Over the last year, we have taken several steps to improve our marketing initiatives in an effort to enhance our brand recognition. In July 2006, we retained a leading consultant to spearhead our new marketing effort, including direct marketing, print and television advertising and the introduction of a customer loyalty program in 2007. To support this new marketing effort, we plan on increasing our marketing expenses as a percentage of our net sales. Additionally, in 2006, we introduced an upgraded POS system, which, among other things, is expected to allow us to launch a customer loyalty program in the first half of fiscal 2007. We believe this loyalty program will significantly improve our ability to leverage our customer database, which contains more than 1.5 million names. We believe that a customer loyalty program could help us achieve higher comparable store sales and improve our margins.

Our brand is also supported by visual merchandising, which consists of window displays, front table layouts and various in-store promotions. Visual merchandising is an important component of our marketing and promotion strategy since our mall locations provide us with significant foot traffic. We make decisions regarding store displays and signage at the corporate level, ensuring a consistent appearance throughout all our stores. In addition, we encourage store management to become involved in community affairs, such as participating in local charity fashion shows, to expand our brand recognition and meet potential customers.

Our web site, http://www.cache.com, allows customers to search for Cache store locations, purchase merchandise online, view currently available styles and schedule private fittings of merchandise at any Cache store. Over the past three years, web site sales have increased from approximately $1.9 million in fiscal 2004 to approximately $3.0 million in fiscal 2006.

Competition

The market for women’s sportswear, dresses and accessories is highly competitive. We compete primarily with specialty retailers of women’s apparel and department stores located in the same mall or a nearby location. We believe our target customers choose to purchase apparel based on the following factors:

•       Style and fashion;

•       Fit and comfort;

•       Customer service;

•       Shopping convenience and environment; and

•       Value.

Information Systems

We have historically invested in information systems to improve sales, gain efficiencies and reduce operating costs. Our information systems integrate all major aspects of our business, including sales, finance, distribution, purchasing, inventory control and merchandise planning. Our stores utilize a POS system with price look-up capabilities for both inventory and sales transactions. The Company completed the rollout of a new upgraded POS system to its stores. We also installed a wide area network as part of this upgrade, which allows us to add functionality to our POS system including the ability to process debit card transactions at lower rates, centralize credit authorizations, enhanced labor scheduling, centralize our customer database, introduce our customer loyalty program, speed up customer transaction time and analyze real-time sales data. In addition, we began to sell gift cards and use merchandise credit cards during the second half of 2006, replacing paper-based gift certificates and merchandise credits.

Trademarks and Service Marks

We are the owner in the United States of the “Cache” trademark and service marks. The marks are registered with the United States Patent and Trademark Office. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. Our rights to the “Cache” mark are a significant part of our business. Accordingly, we intend to maintain this mark and the related registration. We are currently unaware of any material claims of infringement or other challenges to our right to use our marks in the United States.

Employees

As of December 30, 2006, we had approximately 2,860 employees, of whom approximately 1,230 were full-time employees and approximately 1,630 were part-time employees. As of December 30, 2006, we had approximately 2,720 store personnel and approximately 140 non-store personnel. None of these employees are represented by a labor union. We consider our employee relations to be satisfactory.

Available Information

We make available on our website, http://www.cache.com, under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, currents reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”).

Our Code of Business Conduct and Ethics, and Board of Directors’ Committee Charters are also available on our website, under “Corporate Governance”.

ITEM 1A.        RISK FACTORS

Risks Related to Our Business

Our growth will depend on our ability to successfully open and operate new stores. This may strain our ability to manage our business.

Our growth strategy depends on our ability to open and operate new stores on a profitable basis. Opening new stores is dependent on a variety of factors including our ability to:

•       Identify suitable markets and sites for store locations;

•       Negotiate acceptable lease terms;

•       Hire, train and retain competent store personnel;

•       Maintain a proportion of new stores to mature stores that does not harm existing sales or profitability;

•       Foster current relationships and develop new relationships with vendors that are capable of supplying an increasing volume of merchandise;

•       Manage inventory effectively to meet the needs of new and existing stores on a timely basis; and

•       Expand our infrastructure to accommodate growth.

In fiscal 2004, we opened 31 new Cache stores and in fiscal 2005 we opened 17 new Cache stores. In fiscal 2006, we opened 17 Cache stores. In addition, during the third fiscal quarter of fiscal 2006, we converted 16 Lillie Rubin locations to Cache Luxe stores. In fiscal 2007, we intend to open approximately 20 new Cache stores. We intend to continue to open a significant number of new stores in future years and to remodel many of our existing stores as their leases come up for renewal. Our proposed expansion will place demands on our operational, managerial and administrative resources. These increased demands could have a material adverse effect on our ability to manage our business. As we open more stores, our resources may come under greater strain and may prove to be inadequate. If we are unable to open new stores or remodel our existing stores as planned, or if our new stores are unsuccessful, it could have a negative impact on our financial performance. Even if we are able to open new stores as planned, some of our newly opened stores may not be commercially successful, possibly resulting in their closure at a significant cost to us or a material adverse effect on our financial condition or results of operations.

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

Our new Cache Luxe concept may not be successful, which could adversely affect our financial condition and results of operations and divert management’s time and attention from our core Cache store business.

In the third fiscal quarter of 2006, we opened 16 Cache Luxe stores. Almost all of our Cache Luxe stores are located in malls that also contain a Cache store. As a new concept, Cache Luxe may not be successful. It may detract from our existing Cache brand and/or result in reduced sales at Cache stores that are located in the same mall as a Cache Luxe store. The continued implementation and expansion of the

Cache Luxe concept could divert our management’s time and resources from our core Cache store business. If the results of operations of our Cache Luxe stores are not significantly better than the Lillie Rubin stores they replaced, there could be a material adverse effect on our business, financial condition and results of operations.

Our ability to attract new customers to our stores depends heavily on the success of the shopping malls in which we are located.

All but a few of our existing stores are located in shopping malls. Sales at these stores are derived in large part from the volume of consumer traffic in these malls. Our stores benefit from the ability of malls and their other tenants to generate traffic. We cannot control the development of new shopping malls, the availability or cost of appropriate locations within existing or new shopping malls, or the continued popularity of malls as shopping destinations. A significant decrease in shopping mall traffic would have a material adverse effect on our results of operations.

Fluctuations in comparable store sales and quarterly results of operations could cause the price of our common stock to decline substantially.

Our quarterly results of operations for our individual stores have fluctuated in the past and will continue to fluctuate in the future. Since the beginning of fiscal 2004, our quarterly comparable sales at Cache stores have ranged from an increase of 12% to a decrease of 1%. We cannot assure you that we will be able to increase comparable store sales in the future over any given period. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

•       Fashion trends;

•       Calendar shifts of holiday or seasonal periods;

•       The effectiveness of our inventory management;

•       Changes in our merchandise mix;

•       The timing of promotional events;

•       Weather conditions;

•       Changes in general economic conditions and consumer spending patterns; and

•       Actions of competitors or mall anchor tenants.

If our future comparable store sales or our quarterly financial results fail to meet market expectations, then the market price of our common stock could decline substantially.

Our success depends in part on the efforts of our management team.

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

We rely on a relatively small number of domestic vendors, and our success depends on maintaining good relationships with these vendors to source our products.

In fiscal 2006, we purchased approximately 44% of our merchandise from five vendors, with approximately 27% being purchased from one vendor. The terms of our relationships with our vendors generally are not contractual and do not assure adequate supply or pricing on a long-term basis. If one or more of these vendors ceased to sell to us or significantly altered the terms of our relationship, we may be unable to obtain merchandise in a timely manner, in the desired styles, fabrics or colors, or at the prices and volumes we wish to purchase. This could hurt our ability to respond to changing fashion trends and thus our sales and profitability. We have been reducing the number of vendors with which we do business and anticipate continuing this process. As we continue to do so, the risks associated with a vendor ceasing to sell to us may increase. In addition, an increase in our direct-sourcing of merchandise from international vendors could cause our existing domestic vendors to reduce or eliminate their sales to us.

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

We have limited experience with direct-sourcing from international vendors that can supply us merchandise at lower costs. In fiscal 2006, we directly sourced approximately 5% of our merchandise. By the second half of fiscal 2007, we expect to increase direct-sourcing to approximately 20 to 25% of our merchandise, and we believe that we can increase the percentage of our merchandise that is directly-sourced to approximately 40 to 50% in the long-term. We cannot assure you that direct-sourcing will result in the cost savings we anticipate. Furthermore, we may not be able to effectively cultivate and manage these direct relationships with manufacturers, which could result in additional costs and manufacturing delays.

To the extent that we are successful in significantly increasing direct-sourcing, we will be further subject to risks associated with doing business in foreign markets. Interruptions in our direct-sourcing operations could disrupt manufacturing, shipment or receipt of our merchandise, which could result in lost sales and increase our costs. Increasing our direct-sourcing could adversely affect our relationships with our existing domestic vendors.

We rely on third parties to distribute our merchandise. If these third parties do not adequately perform this function, our business would be disrupted.

The efficient operation of our business depends on the ability of our vendors to ship merchandise through third party carriers, such as United Parcel Service, directly to our individual stores. These carriers typically employ personnel represented by labor unions and have experienced labor difficulties in the past. Due to our reliance on these parties for our shipments, interruptions in the ability of our vendors to ship our merchandise or the ability of carriers to fulfill the distribution of merchandise to our stores could adversely affect our business, financial condition and results of operations. The increase in fuel prices may also increase our shipping costs, which could adversely affect our business, financial condition and results of operations.

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

Our information systems integrate all major aspects of our business, including sales, finance, distribution, purchasing, inventory control and merchandise planning. We have completed the rollout of a new upgraded POS system to all of our stores and installation of a wide area network that allows us to add functionality to our POS system, including the ability to process debit card transactions at lower rates, centralize credit authorizations, enhance labor scheduling, centralize our customer database, introduce our customer loyalty program, speed up customer transaction time and analyze real-time sales data. We are increasingly dependent on these information systems for the efficient operation of our business, including our web site, and to facilitate the enhancement of our marketing efforts.

We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by any failure on our part to successfully maintain or perform additional upgrades to our systems, could cause information to be lost or delay our ability to process and make use of that information in our business, which may lead to declines in sales. In addition, if future changes in technology cause our information systems to become obsolete, or if our current information systems prove to be inadequate to support our growth, we could lose customers.

Our marketing efforts rely upon the effective use of customer information. Restrictions on the availability or use of customer information could adversely affect our marketing program, which could result in lost sales and a decrease in profits.

We use our customer database to market to our customers. We intend to expand the use of our customer database when we implement our customer loyalty program, which is expected to occur in the first half of fiscal 2007. Any limitations imposed on the use of such consumer data, whether imposed by federal or state governments or business partners, could have an adverse effect on our future marketing activity. In addition, to the extent our security procedures and protection of customer information prove to be insufficient or inadequate, we may become subject to litigation, which could expose us to liability and cause damage to our reputation or brand.

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

In connection with the preparation of our Annual Report on Form 10-K for fiscal 2006, management identified a material weakness in the operations of the Company’s internal control. The material weakness related to the completeness of the review and inadequate consideration in the application of certain technical interpretations of generally accepted accounting principles, evidenced by adjustments in the following areas; (1) forfeiture rates associated with stock based compensation and classification of excess tax benefits, associated with the exercise of stock options within the statement of cash flows, in accordance with Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments”, (2) completeness of the Company’s analysis of the accounting for income taxes, and (3) documentation of an analysis in regard to fixed asset impairment, which resulted in the Company recording an adjustment relating to fixed asset impairment for one store that will close in 2007. As a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 30, 2006.

We continue our efforts to remediate this material weakness through ongoing process improvements and the implementation of enhanced policies, engaging third-party tax, financial and financial system consultants, improving quality control standards and providing additional training and education to our financial reporting and accounting personnel. Accordingly, this material weakness is not yet fully remediated. No material weaknesses will be considered remediated until the remedial procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial reporting processes and that we will remediate the material weakness. Any failure to implement required new or improved controls or to remediate the material weakness, or difficulties encountered in their implementation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements. Insufficient internal controls could also cause investors to lose confidence in our reported financial information.

Risks Related to Our Industry

Our success depends on our ability to respond rapidly to ever-changing fashion trends and customer demands.

Customer tastes and fashion trends change rapidly. Our success depends in large part on our ability to anticipate the fashion tastes of our customers, to respond to changing fashion tastes and consumer demands, and to translate market trends into fashionable merchandise on a timely basis. If we are unable to anticipate, identify or react to changing styles or trends, our sales may decline and we may be faced with excess inventories. If this occurs, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow moving inventory. This could also cause us to miss opportunities. Both of the foregoing could have a material adverse effect on our business, financial condition and results of operations. In addition, if we misjudge fashion tastes and our customers come to believe that we are no longer able to offer fashions that appeal to them, our brand image may suffer.

We may be adversely impacted at any time by a significant number of competitors.

The women’s apparel market is highly competitive, fragmented and characterized by low barriers to entry. We compete against a diverse group of retailers, including traditional department stores, national and local specialty retail stores, internet-based retailers and mail order retailers. Many of our competitors, particularly traditional department stores and national specialty retail stores, are larger and have greater resources to expend on marketing and advertising campaigns. In addition, many of these competitors are already established in markets that we have not yet penetrated and have greater name recognition in general. We cannot assure you that we will continue to be successful in competing against existing or future competitors. Our expansion into markets served by our competitors or entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition and results of operations.

Our sales fluctuate on a seasonal basis and are sensitive to economic conditions and consumer spending patterns, leaving our operating results particularly susceptible to changes in shopping patterns.

Our net sales and net income are generally highest each year during our fourth fiscal quarter (October, November and December) and lowest in our third fiscal quarter (July, August and September). Sales during any period cannot be used as an accurate indicator of our annual results. Any significant decrease in sales during the fourth quarter in a given year would hurt our profitability.

Our business is also sensitive to changes in overall economic conditions and consumer spending patterns. Our growth, sales and profitability may be adversely affected by the timing of holidays, unfavorable local, regional, national or international economic and other conditions, including rising energy prices, climatological events such as hurricanes, or the effects of war, terrorism or the threat of either of these events.

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

The quota system established by the World Trade Organization (“WTO”) was eliminated on December 31, 2004. We cannot be certain of the full impact that this elimination will have on international trade in general and the apparel industry in particular. We also cannot be certain of the impact of quota elimination on our business, including increased competition that could result from the importation of an increasing amount of lower priced apparel into the United States. Notwithstanding quota elimination, China’s accession agreement for membership in the WTO provides that WTO member countries, including the United States, may re-impose safeguard quotas on specific products. In May 2005, the United States imposed unilateral quotas on several product categories, limiting growth in imports of these categories to 7.5% a year. The safeguard quotas in several categories have been extended by the United States government and will likely continue through 2008. These limitations apply to a limited number of products imported by us from China. We are unable to assess the potential for additional action by the United States government with respect to these or other product categories in the event that the quantity of imported apparel significantly disrupts the apparel market in the United States. Additional action by the United States in response to a disruption in its apparel markets could limit our ability to import apparel and increase our costs.

Risks Related to Our Common Stock

Our share price has fluctuated significantly and could continue to fluctuate significantly.

Between January 1, 2005 and December 30, 2006, the market price of our common stock has ranged from $10.90 to $26.32 per share. The stock market has, from time to time, experienced extreme price and volume fluctuations. The market price for our common stock may change significantly in response to various factors, including:

•       Periodic variations in the actual or anticipated financial results of our business or other companies in the retail industry;

•       A shortfall in net sales or net income from that expected in securities analysts’ estimates or from that expected by investors;

•       The timing of new store openings and net sales contributed by new stores;

•       Material announcements by us or our competitors;

•       Public sales of a substantial number of common shares and

•       Adverse changes in general market conditions or economic trends.

In the past, companies that have experienced volatility in the market price of their shares have been the subject of securities class action litigation. If we become involved in a securities class action litigation in the future, it could result in substantial costs and diversion of our management’s attention and resources, thus harming our business.

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

Our articles of incorporation and by-laws contain anti-takeover provisions, including those listed below, that could make it more difficult for a third party to acquire control of us, even if that change in control would be beneficial to our stockholders:

•       our board of directors has the authority to issue common stock and preferred stock and to determine the price, rights and preferences of any new series of preferred stock without further stockholder approval; and

•       there are limitations on who can call special meetings of stockholders.

In addition, provisions of Florida law and our stock option plans may also discourage, delay or prevent a change in control of our company or unsolicited acquisition proposals.

Item 1B:      Unresolved Staff Comments

None.

ITEM 2.                PROPERTIES

All but a few of our 296 stores are located in shopping malls. The substantial majority of our stores contain between 1,500 and 2,500 square feet of space, with the typical store averaging 2,000 square feet. All of our stores are in leased facilities, and we typically negotiate our rental agreements based on our portfolio of store locations with a particular landlord rather than on an individual basis. Rental terms usually include a fixed minimum rent plus a percentage rent based on sales in excess of a specified amount. In addition, we generally are required to pay a charge for common area maintenance, utility consumption, promotional activities and/or advertising, insurance and real estate taxes. Many leases contain fixed escalation clauses. Most leases contain leasehold improvement reimbursements from landlords and/or rent holidays. In recognizing landlord incentives and minimum rent expenses, the Company amortizes the charges on a straight line basis over the lease term.

Our leases expire at various dates through 2019. In most instances, we have renewal options at increased rents. The following table indicates the periods during which our leases expire.

Fiscal Years	Cache	Cache Luxe	Totals
Present-2009	52	2	54
2010-2012	57	7	64
2013-2015	112	4	116
2016-2019	56	3	59
Totals	277	16	293

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Cache, Inc. held its annual meeting of shareholders at its headquarters in New York, New York on November 8, 2006. Of the 15,791,003 shares outstanding as of the record date, 14,585,187 shares were represented by proxy at the meeting. Proxies were solicited by Cache pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, Cache’s shareholders voted on the following matters:

(1)         Proposal to elect five directors to hold office for a one-year term and until their successors are elected and qualified.

	For	Withheld
Andrew M. Saul	13,373,775	1,211,412
Brian Woolf	14,115,469	469,718
Gene G. Gage	13,504,825	1,080,362
Arthur S. Mintz	14,347,962	237,225
Morton J. Schrader	14,224,718	360,469

(2)         Proposal to ratify the appointment of Deloitte and Touche LLP as the Company’s independent auditors for the fiscal year ending December 30, 2006.

For	Against	Abstain
14,574,963	6,848	3,376

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

a.                  The principal market in which the Company’s Common Stock is being traded is the NASDAQ National Market System. The stock symbol is CACH. The price range of the high and low bid information for the Company’s Common Stock during 2005 and 2006, by fiscal quarters, are as follows:

Fiscal Period	Fiscal 2005		Fiscal 2006
	High	Low	High	Low
First Fiscal Quarter	$18.05	$13.33	$19.77	$15.87
Second Fiscal Quarter	$17.69	$10.90	$20.65	$15.71
Third Fiscal Quarter	$18.52	$13.71	$19.80	$15.00
Fourth Fiscal Quarter	$19.09	$14.47	$26.32	$17.23

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

b.                 As of February 28, 2007 there were approximately 300 registered holders of record of the Company’s Common Stock.

c.                  The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company’s Board of Directors. On June 18, 2004, the Company paid a 3 for 2 stock dividend to holders of record.

d.                 The following table summarizes our equity compensation plans as of December 30, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for the future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,139,628	$12.26	253,407
Equity compensation plans not approved by security holders	0	0	0
Total	1,139,628	$12.26	253,407

ITEM 6.              SELECTED FINANCIAL DATA

The following Selected Consolidated Financial Data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

	52 WEEKS ENDED		53 WEEKS ENDED	52 WEEKS ENDED
	DEC. 28,	DEC. 27,	JAN. 1,	DEC. 31,	DEC 30,
	2002	2003	2005	2005	2006
	(in thousands, except per share and operating data)
STATEMENT OF INCOME DATA:
Net sales	$200,315	$216,256	$247,300	$266,345	$278,992	(5)
Cost of sales	116,490	120,731	135,745	144,984	145,886
Gross profit	83,825	95,525	111,555	121,361	133,106
Store operating expenses	57,322	63,546	76,466	85,529	94,556
General and administrative expenses	12,190	14,074	14,221	15,824	21,246
Lillie Rubin exit costs	—	—	—	—	5,677	(6)
Operating income	14,313	17,905	20,868	20,008	11,627
Other income, (net)(1)	260	273	459	1,072	2,523
Income before income taxes	14,573	18,178	21,327	21,080	14,150
Income tax provision	5,632	7,089	8,030	7,675	5,879
Net income	$8,941	$11,089	$13,297	$13,405	$8,271
Earnings per share:
Basic earnings per share	$0.66	$0.78	$0.85	$0.85	$0.52
Diluted earnings per share	$0.62	$0.75	$0.83	$0.83	$0.51
Weighted average shares outstanding:
Basic	13,650	14,256	15,589	15,726	15,849
Diluted(2)	14,448	14,721	16,004	16,150	16,218
Store data:
Total number of stores opened
At the end of period	234	255	291	306	296
Cache/Cache Luxe	207	227	254	267	293
Lillie Rubin	27	28	37	39	3
Total average sales per
square foot(3)	$438	$450	$461	$450	$463
Cache/Cache Luxe	$450	$456	$462	$461	$467
Lillie Rubin	$337	$355	$398	$320	$253
Total comparable store
Sales increase(4)	7%	3%	5%	4%	4%
Cache/Cache Luxe	7%	3%	4%	6%	5%
Lillie Rubin	5%	6%	8%	(10)%	(17)%
Total square footage	478	514	596	614	600

	DEC. 28,	DEC. 27,	JAN. 1,	DEC. 31,	DEC. 30,
	2002	2003	2005	2005	2006
	(in thousands, except per share and operating data)
STATEMENT OF BALANCE SHEET AND OTHER DATA:
Working capital	$26,654	$41,034	$53,469	$63,786	$83,391
Total assets	$76,480	$104,067	$132,028	$150,884	$159,186
Total long-term debt	—	—	—	—	—
Stockholders’ equity	$45,292	$65,142	$84,840	$98,996	$116,463
Ratio of current assets to current liabilities	2.07 : 1	2.41 : 1	2.75 : 1	2.92:1	4.35:1
Inventory turnover ratio	5.28 : 1	4.94 : 1	4.60 : 1	4.46:1	4.31:1
Capital expenditures	$9,033	$15,628	$21,753	$15,490	$12,250
Depreciation and amortization	$5,519	$6,395	$8,232	$9,779	$11,026
Book value per share	$3.32	$4.35	$5.42	$6.28	$7.16

(1)           Other income generally consists of interest income.

(2)           Diluted weighted average shares for the fiscal years ended December 28, 2002, December 27, 2003, January 1, 2005, December 31, 2005 and December 30, 2006 include 798,000, 465,000, 415,000, 424,000, and 369,000 shares respectively, due to the potential exercise of stock options that were outstanding and exercisable during those years.

(3)           Average sales per square foot are calculated by dividing net sales by the weighted average store square footage available.

(4)           Comparable store sales data is calculated based on the net sales of stores open at least 12 full months at the beginning of the period for which the data are presented.

(5)           Includes recognition of $2.5 million of breakage income for previously issued gift cards and merchandise credits.

(6)           Includes a charge of $5.7 million for the exit of the Lillie Rubin business.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a nationwide, mall-based specialty retailer of lifestyle sportswear and dresses targeting style-conscious women. Our merchandise offerings extend from elegant eveningwear to sophisticated casual and daytime sportswear, which encompasses a variety of tops, bottoms, dresses and accessories, all of which are sold under our Cache brand. We believe the appeal of our merchandise is enhanced through the intimate boutique-like environment we offer to our customers. This environment is achieved through a high level of customer service combined with our smaller store format, which averages approximately 2,000 square feet.

We target women between the ages of 25 and 45 through our differentiated merchandising mix and exciting Cache and Cache Luxe store environments. Our brand appeals to a woman who has a youthful attitude, is self-confident and fashion-conscious, and requires a missy fit. Our sportswear embodies a mix of lifestyle separates for both day and evening. Our stores carry a diverse range of merchandise, which includes dresses for daytime and evening, and continues to be an important dress resource and destination for our target customers. Our accessories complement the seasonal themes and palettes of our sportswear and dresses.

In May 2006, we announced plans to introduce a new concept, Cache Luxe, and exit our Lillie Rubin business. During the third fiscal quarter of 2006, we converted 16 Lillie Rubin locations to Cache Luxe stores. In addition, we expanded three Cache stores by combining them into three adjacent Lillie Rubin stores and added Cache Luxe merchandise to these Cache stores. Our three remaining Lillie Rubin store locations are expected to be closed by the end of the first fiscal quarter of 2007.

Our Cache Luxe concept primarily focuses on our daytime and evening merchandise. This concept is expected to broaden our customer base, enable us to offer a larger selection of evening apparel and accessories at higher price points and allows us to leverage our marketing under a single Cache brand. In addition, Cache stores located in malls containing a Cache Luxe store have increased capacity to offer an expanded casual assortment. Almost all of our current Cache Luxe stores are in malls that also contain a Cache store.

For the fiscal year ended December 30, 2006, sportswear accounted for 65.7%, dresses for 24.5% and accessories for 9.8% of Cache’s net sales. Cache’s price points range from $60 to $300 for sportswear, $125 to $450 for dresses and $30 to $150 for accessories. Our new Cache Luxe stores generally have higher price points than our Cache stores. As of December 30, 2006, we operated 293 Cache and Cache Luxe stores, primarily situated in central locations in high traffic, upscale shopping malls, in 44 states, Puerto Rico and the U.S. Virgin Islands.

Management Overview

Fiscal 2006 represents the Company’s sixteenth consecutive profitable year.

Fiscal 2006 marked a year in which we positioned Cache to report sustained growth in sales and profitability. During the Fall, with our merchandise assortments resonating with our core customers, and the exit of Lillie Rubin substantially complete, we began to implement marketing initiatives aimed at increasing customer loyalty and awareness of our Cache brand. We also extended Cache’s reach by appealing to a higher income consumer with the launch of Cache Luxe. Finally, we began to take advantage of sourcing opportunities that have already produced higher gross margins for our Company. Nonetheless, we were disappointed in our fourth quarter performance, as we did not experience the expected lift in sales during late December. As a result, we were unable to offset our investment in marketing.

In fiscal 2006, the Company focused on its sourcing strategy after hiring an Executive Vice President of Production and Sourcing in February 2006 to lead this initiative. The merchandising team had in the past also been responsible for sourcing. We believe that having a separate area, responsible for this integral process, will enhance consistent flow and quality of product.

The Company opened 17 Cache stores in fiscal 2006 and closed seven Cache stores. Operating cash flow funded all store openings. In fiscal 2007, we intend to open approximately 20 Cache stores, also intended to be funded by operating cash flow. In fiscal 2006, the Company remodeled 11 Cache stores, approximately 66% of the chain is now in the new format.

In Fall 2006, the Company introduced an upgrade to its POS system for all locations. The upgraded system, which provides many productivity enhancements, also will allow the Company to launch a customer loyalty program in 2007, which will complement the Company’s direct marketing initiatives.

We use a number of key indicators of financial condition and operating performance to evaluate the performance to evaluate the performance of our business, some of which are forth in the following table:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 1, 2005	December 31, 2005	December 30, 2006
Operating Results
Total store count, at end of period	291	306	296
Net sales growth	14.3%	7.7%	4.8%
Comparable store sales growth	5.0%	4.0%	4.0%
Net sales per square foot	$461	$450	$463
Total square footage (in thousands)	596	614	600

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

Inventories.   Our inventories are valued at lower of cost or market using the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that had been widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation, which results in a carrying value at the lower of cost or market.

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

•       store closings; or

•       underperforming business trends.

In the evaluation of the fair value and future benefits of finite long-lived assets, we perform an analysis by store of the anticipated undiscounted future net cash flows of the related finite long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges were incurred in fiscal 2004 and 2005, respectively. In fiscal 2006, the Company recorded an impairment charge of $101,000, related to a one store, which the Company expects to close in early 2007.

Self Insurance.   We are self-insured for losses and liabilities related primarily to employee health and welfare claims. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for fiscal 2004, 2005 and 2006. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings.

Gift Cards, Gift Certificates and Credits.   The Company sells gift cards and gift certificates (“Gift Cards”) and issues credits to its customers when merchandise is returned. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card being redeemed by the customer is remote (Gift Card breakage) and the Company determines that it does not have a legal obligation to remit the value of unredeemed Gift Cards to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns. Breakage income represents the balance of Gift Cards, for which the Company believes the likelihood of redemption by the customer is remote. At that time, the Company will recognize breakage income for those Gift Cards.

During the third quarter of fiscal 2006, the Company formed a new subsidiary to handle all Gift Card sales and maintain the liability related to Gift Cards. As a result of transferring all existing obligations to the newly formed subsidiary, the Company recognized $2.4 million of breakage income, within net sales, in the third quarter related to gift certificates and merchandise credits sold/issued since the inception of the Gift Card program. An additional $120,000 of breakage income was recognized in the fourth quarter of 2006. There was no breakage income recognized for the same period in the prior year.

Revenue Recognition.   Sales are recognized at the “point of sale,” which occurs when merchandise is sold in an “over-the-counter” transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges or credits to earnings resulting from revisions to estimates on our sales return provision were approximately $20,000, ($29,000) and $42,000 for Fiscal 2004, 2005 and 2006, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred for shipping and handling are included in cost of sales.

Income Taxes.   The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of December 30, 2006, the Company does not have any tax contingencies.

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

Results of Operations

The following table sets forth our operating results, expressed as a percentage of net sales.

	53 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 1,	December 31,	December 30,
	2005	2005	2006
Operating Results
Net sales	100.0%	100.0%	100.0%
Cost of sales	54.9	54.4	52.3
Gross profit	45.1	45.6	47.7
Store operating expenses	30.9	32.1	33.9
General and administrative expenses	5.8	5.9	7.6
Lillie Rubin exit costs	—	—	2.0
Operating income	8.4	7.5	4.2
Other income (net)	0.2	0.4	0.9
Income before income taxes	8.6	7.9	5.1
Income taxes	3.2	2.9	2.1
Net income	5.4%	5.0%	3.0%

52 Weeks Ended December 30, 2006 (Fiscal 2006) Compared to 52 Weeks Ended December 31, 2005 (Fiscal 2005)

Net sales.   Net sales increased to $279.0 million from $266.3 million, an increase of $12.7 million, or 4.8%, over the prior fiscal year. The sales increase reflects $9.5 million of additional net sales as a result of a 5% increase in comparable store sales, excluding the comparable sales decline for Lillie Rubin sales. The increase also included $2.5 million of breakage income, as a result of the conversion of our Gift Card system from a paper-based to a card-based system. The remainder of the increase was the result of additional net sales from non-comparable new Cache and Cache Luxe store sales, partially offset by a decrease in Lillie Rubin sales, due to the exit from this business. The improvement in net sales was driven by an increase in dress sales, primarily shorter length dresses, as dress sales increased to 24.5% of total sales from 21.7% in fiscal 2005. Accessory sales continued to improve, increasing to 9.8% of net sales in fiscal 2006 from 9.6% in fiscal 2005.

Gross profit.   Gross profit increased to $133.1 million from $121.4 million, an increase of $11.7 million, or 9.6%, over the prior fiscal year. This increase was the combined result of higher net sales and increased gross profit margins. As a percentage of net sales, gross profit increased to 47.7% from 45.6%. This increase as a percentage of net sales was primarily due to higher initial margins, resulting from sourcing improvements. Also contributing to higher gross margins in fiscal 2006 was a decrease in buying and occupancy expenses of 0.4%, as a percent of sales, as compared to fiscal 2005.

Store operating expenses.   Store operating expenses increased to $94.6 million from $85.5 million, an increase of $9.1 million, or 10.6%, over the prior fiscal year. As a percentage of net sales, store operating expenses increased to 33.9% from 32.1%. The increase in store operating expenses, as a percentage of net sales was primarily due to the increase in stores opened over the past two years, as well as due to an increase in marketing and advertising expenses of $4.2 million. Store operating expenses in Fiscal 2006 were also higher than Fiscal 2005, due to higher depreciation expense of $1.2 million, payroll and related expenses increased $1.4 million, insurance expense increased $830,000, licenses and taxes increased $509,000 and utilities increased $508,000.

General and administrative expenses.   General and administrative expenses increased to $21.2 million from $15.8 million, an increase of $5.4 million or 34.2%, above the prior fiscal year. As a percentage of net sales, general and administrative expenses increased to 7.6% from 5.9%, primarily due to higher professional and consulting fees of $2.0 million in Fiscal 2006. Payroll related expenses rose approximately $1.2 million, primarily due to stock based compensation expense of $1.4 million, resulting from our adoption of FASB 123(R). The Company did not record any stock based compensation expense in Fiscal 2005. General and administrative expenses in Fiscal 2006 also increased over Fiscal 2005 levels, due to higher travel costs of $445,000 and telephone expense of $331,000, primarily due to expenses associated with the new POS Lan network.

Other income.   Other income increased to $2.5 million from $1.1 million, in the prior fiscal year, primarily attributable to higher average cash balances and higher interest rates during fiscal 2006, as compared to fiscal 2005.

Income taxes.   Income taxes decreased to $5.9 million from $7.7 million, a decrease of $1.8 million, below the prior fiscal year. This decrease was attributable to lower taxable income, and was partially offset by an increase in the effective tax rate from 36.4% in fiscal 2005 to 41.5% in fiscal 2006. The higher tax rate was in fiscal 2006, primarily due to a net increase in permanent non-deductible operating expenses recorded in Fiscal 2006, due to reduced investment in municipal bonds, as well as non-deductible incentive stock options and offering costs. We expect the effective tax rate in fiscal 2007 to return to historical levels.

Net income.   As a result of the foregoing, net income decreased to $8.3 million from $13.4 million, a decrease of $5.1 million or 38.1%, below the same period last year.

52 Weeks Ended December 31, 2005 (Fiscal 2005) Compared to 53 Weeks Ended January 1, 2005 (Fiscal 2004)

Net sales.   Net sales increased to $266.3 million from $247.3 million, an increase of $19.0 million, or 7.7%, over the prior fiscal year. Fiscal 2004 sales included a fifty-third week, on a comparable basis, assuming a fifty-two week year in both periods, total sales would have risen 10.0% in fiscal 2005. The actual increase in fiscal 2005 net sales as compared to fiscal 2004 reflects $10.1 million of additional net sales primarily due to a 4% increase in comparable store sales. Comparable store sales were higher in the second half of fiscal 2005, rising 5.4%, as compared to a 3.1% increase during the first half of fiscal 2005. This improvement resulted from a change in the merchandise assortment in the second half of fiscal 2005, to reflect a greater proportion of fashion-forward merchandise. The increase in full year fiscal 2005 sales were also partially attributable to the increase in accessory sales, which increased to 9.6% of total sales for our Cache stores in fiscal 2005, from 8.6% of sales in fiscal 2004. The remainder of the increase in sales was the result of additional net sales from non-comparable stores.

Gross profit.   Gross profit increased to $121.4 million from $111.6 million, an increase of $9.8 million, or 8.8%, over the prior fiscal year. As a percentage of net sales, gross profit increased to 45.6% from 45.1%. This increase in gross profit was the combined result of higher net sales and an increase in gross profit margins, due to improved inventory management, which led to an increase in initial markup as compared to fiscal 2004. Partially offsetting the increase in gross margins was an increase in occupancy costs, which rose to 0.6% of sales in fiscal 2005 as compared to fiscal 2004, primarily due to the increase in new stores opened in late 2004 and during 2005. We believe it generally takes three years for new stores to reach maturity levels, which provide positive leverage for occupancy costs. We estimate that excluding the fifty-third week from fiscal 2004 results, gross profit would have risen by an additional approximately 0.8% in fiscal 2005.

Store operating expenses.   Store operating expenses increased to $85.5 million from $76.5 million, an increase of $9.0 million, or 11.8%, over the prior fiscal year. This was due primarily to an increase in the total number of new stores open. As a percentage of net sales, store operating expenses increased to 32.1% from 30.9%, primarily due to an increase in payroll expense of $3.3 million, an increase in licenses and taxes of $1.0 million (rising to 1.7% of net sales in fiscal 2005, compared to 1.4% in fiscal 2004) and an increase in depreciation expense of $2.8 million (rising to 3.5% of net sales in fiscal 2005, as compared to 2.6% in fiscal 2004). The increases in depreciation and taxes were partially attributable to the increase in new stores, as well as an increase in store remodels. Excluding the fifty-third week from fiscal 2004 results, we estimate that store operating expenses would have risen by approximately 1.5% in fiscal 2005. We anticipate store operating expenses will decrease, as a percent of net sales in future years, as comparable store sales rise in our newer locations.

General and administrative expenses.   General and administrative expenses increased to $15.8 million from $14.2 million, an increase of $1.6 million or 11.3% from the prior fiscal year. As a percentage of net sales, general and administrative expenses increased to 5.9% from 5.8%. This increase was primarily attributable to increase in corporate level payroll of $520,000, as well as an increase in incentive compensation expense of $680,000 (rising to 0.5% of net sales in fiscal 2005 as compared to 0.2% in fiscal 2004) and was partially offset by a reduction in travel expense of $297,000 (decreasing to 0.7% of net sales in fiscal 2005 as compared to 0.8%is fiscal 2004). Excluding the fifty-third week from fiscal 2004 results, we estimate that general and administrative expenses would have been 5.7% of net sales.

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

The following table includes our unaudited quarterly results of operations data for each of the eight quarters during the two-year period ended December 30, 2006. We derived this data from our unaudited quarterly consolidated financial statements. We believe that we have prepared this information on the same basis as our audited consolidated financial statements and that we have included all necessary adjustments, consisting only of normal recurring adjustments, to present fairly the selected quarterly information when read in conjunction with our audited annual consolidated financial statements and the notes to those statements included elsewhere in this document. The operating results for any particular quarter are not necessarily indicative of the operating results for any future period.

	13 Weeks				13 Weeks
	Ended				Ended
	Apr. 1,	July 2,	Oct. 1,	Dec. 31,	Mar. 31,	July 1,		Sept. 30,		Dec. 30,
	2005	2005	2005	2005	2006	2006		2006		2006
	(Unaudited)
	(Dollars in thousands)
Operating Results
Net sales	$62,793	$66,970	$57,262	$79,320	$63,821	$71,682		$59,935	(1)	$83,554
Gross profit	27,133	30,366	26,113	37,749	29,182	35,297		28,266		40,361
Operating income	2,751	4,717	1,541	10,999	2,304	2,054	(2)	474		6,795
Net income	$1,757	$3,000	$1,107	$7,541	$1,728	$1,658		$690		$4,195
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%		100.0%		100%
Gross profit	43.2%	45.3%	45.6%	47.6%	45.7%	49.2%		47.2%		48.3%
Operating income	4.4%	7.0%	2.7%	13.9%	3.6%	2.9%		0.8%		8.1%
Net income	2.8%	4.5%	1.9%	9.5%	2.7%	2.3%		1.2%		5.0%
Selected Operating Data
Number of stores open at end of period	294	297	301	306	302	309		294		296
Comparable store sales increase	1%	5%	8%	4%	1%	6%		1%		7%

(1)             Includes recognition of $2.4 million of breakage income for previously issued gift cards and merchandise credits.

(2)             Includes a charge of $5.7 million for the exit of the Lillie Rubin business.

Liquidity and Capital Resources

Our cash requirements are primarily for the construction of new stores and inventory for new stores as well as the remodeling of existing stores. We have historically satisfied our cash requirements principally through cash flow from operations. Cash flows have increased significantly in recent years, due to the dramatic increase in gross margin contribution.

As of December 30, 2006, we had working capital of $83.4 million, which included cash and marketable securities of $61.5 million.

The following table sets forth our cash flows for the period indicated (in thousands):

	53 Weeks Ended January 1, 2005	52 Weeks Ended December 31, 2005	52 Weeks Ended December 30, 2006
Net cash from operating activities	$23,024,000	$25,450,000	$12,672,000
Net cash used by investing activities	(27,881,000)	(26,136,000)	(17,824,000)
Net cash from financing activities	4,818,000	591,000	7,762,000
Net (decrease), increase in cash and cash equivalents	$(39,000)	$(95,000)	$2,610,000

During fiscal 2006, we generated $12.7 million in cash from operating activities due primarily to net income, depreciation of $11.0 million, $3.8 million from non-cash Lillie Rubin exit costs, an increase in accrued liabilities of $2.4 million, $1.4 million from non-cash stock-based compensation and a decrease in accounts receivable of $0.2 million, partially offset by accounts payable decrease of $6.7 million, primarily due to reduction in the number of vendors and the increase in direct purchases paid via letter of credit. Inventories increased $2.3 million, while we reversed deferred rent of $1.1 million and recorded in non-cash gift card breakage of $2.5 million.

During fiscal 2005, we generated $25.5 million in cash from operating activities due primarily to net income, depreciation of $9.8 million, an increase in accrued liabilities and compensation of $5.3 million, an increase in accounts payable of $1.3 million, partially offset by a decrease of $1.0 million in deferred taxes and, an increase in prepaid expenses of $2.8 million.

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

Cash used in investing activities was approximately $17.8 million in fiscal 2006, $26.1 million in fiscal 2005 and $27.9 million in fiscal 2004. These amounts were used for the purchase of marketable securities, the payment for equipment and leasehold improvements in new and remodeled stores, as well as improvements to the POS system. Our capital requirements depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. Projected capital expenditures for fiscal 2007 to fund new store openings and remodelings are approximately $10.0 to $12.0 million.

Based on our experience with new store openings, we estimate that the average net investment to open new stores is approximately $225,000 to $375,000, which includes new store opening expenses and initial inventory, net of landlord contributions. We estimate that the average net investment to remodel an existing store is approximately $200,000 to $300,000, net of landlord contributions.

During fiscal 2006, we received net proceeds of $6.0 million from stock issuances and stock option exercises, as well as excess tax benefits from option exercises of $1.8 million. Cash provided by financing activities was approximately $591,000 in fiscal 2005, primarily due to cash provided from the proceeds of common stock issuances. Cash provided by financing activities was approximately $4.8 million in fiscal 2004, primarily due to stock option exercises and stock issuances.

We have a line of credit with Bank of America, N.A., (successor in interest to Fleet Bank, N.A.) permitting us to borrow up to $17.5 million on a revolving basis. At December 30, 2006, there was no outstanding balance under this credit facility. Amounts outstanding under the credit facility bear interest at a maximum annual rate equal to the bank’s prime rate, currently 8.25% at February 28, 2007, less 0.25%.

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

Contractual Obligations and Commercial Commitments

The following tables summarize our minimum contractual obligations and commercial commitments as of December 30, 2006:

	Payments Due in Period
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Contractual Obligations
Employment contracts	$2,855	$1,370	$1,485	$—	$—
Purchase Obligations	36,696	36,696	—	—	—
Operating leases	174,109	25,869	48,745	42,851	56,644
Total	$213,660	$63,935	$50,230	$42,851	$56,644

	Payments Due in Period
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Commercial Commitments
Standby Letters of credit	$1,122	$1,122	$—	$—	$—
Total	$1,122	$1,122	$—	$—	$—

We issue standby letters of credit primarily for the importation of merchandise inventories. The operating leases included in the table on the previous page do not include contingent rent based upon sales volume, which represented approximately 1.1% of minimum lease obligations in fiscal 2006, or variable costs such as maintenance, insurance and taxes, which represented approximately 42.8% of minimum lease obligations in fiscal 2006.

Off Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, we are not a party to any material off-balance sheet financing arrangements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk relates primarily to changes in interest rates. We bear the risk in two specific ways. First, the revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, the statement of income and cash flows will be exposed to changes in interest rates. As of December 30, 2006, we had no borrowing under our credit facility. However, we may borrow funds under the revolving credit facility, as needed.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s unaudited selected quarterly financial data is incorporated herein by reference to Note 12 to the Company’s consolidated financial statements on page F-23. The Company’s consolidated financial statements and the report of independent public accountants are listed at Item 15 of this Report and are included in this Form 10-K on pages F-1 through F-24.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Management identified a material weakness in the operations of the Company’s internal control. The material weakness related to the completeness of the review and inadequate consideration in the application of certain technical interpretations of generally accepted accounting principles, evidenced by adjustments in the following areas; (1) forfeiture rates associated with stock based compensation and classification of excess tax benefits, associated with the exercise of stock options within the statement of cash flows, in accordance with Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments”, (2) completeness of the Company’s analysis of the accounting for income taxes, and (3) documentation of an analysis in regard to fixed asset impairment, which resulted in the Company recording an adjustment relating to fixed asset impairment for one store that will close in 2007.

Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 30, 2006.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework.

In performing this assessment, management evaluated the impact of certain matters identified during its financial year-end closing and reporting process. These matters related to the completeness of the review and inadequate consideration in the application of certain technical interpretations of generally accepted accounting principles, evidenced by adjustments in the following areas; (1) forfeiture rates associated with stock based compensation and classification of excess tax benefits, associated with the exercise of stock options within the statement of cash flows in accordance with Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments”, (2) completeness of the Company’s analysis of the accounting for income taxes, and (3) documentation of an analysis in regard to fixed asset impairment, which resulted in the Company recording an adjustment relating to fixed asset impairment for one store that will close in 2007. Based upon the foregoing, management has determined that material weakness described above represents a material weakness and that the Company’s internal control over financial reporting was not effective based on the criteria established by COSO as of December 30, 2006.

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

Remediation Steps to Address the Material Weakness—We are currently reviewing our remediation process for the material weakness described above. We may conclude to take one or more of the following actions:

i.                   Clearly define roles and responsibilities throughout the accounting/finance organization;

ii.               Implement additional training of finance personnel;

iii.           Conducting a review of accounting processes to strengthen the design and operation of controls;

iv.             Implement policies to ensure the accuracy of accounting calculations supporting the amounts reflected in our financial statements

These remediation plans will be implemented during the second and third quarters of fiscal 2007. The material weakness will not be considered remediated until the applicable remedial procedures operate for a period of time, such procedures are tested and management has concluded that the procedures are operating effectively.

(4)   Change in Internal Control Over Financial Reporting—No changes in the Company’s internal control over financial reporting has occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Brian Woolf	March 15, 2007
Brian Woolf
Chairman and Chief Executive Officer
/s/ Margaret Feeney	March 15, 2007
Margaret Feeney
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Cache, Inc.
New York, New York

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Cache, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 30, 2006, because of the effect of the material weakness identified management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations, internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company identified and included in management’s assessment a material weakness, relating to the ineffective control over the completeness of the review and inadequate consideration in the application of certain technical interpretations of generally accepted accounting principles, evidenced by adjustments in the following areas; (1) forfeiture rates associated with stock based compensation and classification of excess tax benefits, associated with the exercise of stock options within the statement of cash flows, in accordance with Statement of Financial Accounting

Standards No. 123(R) “Share-Based Payments,” (2) completeness of the Company’s analysis of the accounting for income taxes and (3) documentation of an analysis in regard to fixed asset impairment, which resulted in the Company recording an adjustment relating to fixed asset impairment for one store that will close in 2007. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 30, 2006, of the Company and this report does not affect our report on such consolidated financial statements and consolidated financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of a material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 30, 2006 of the Company and the related financial statement schedule listed in the Index at Item 15, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 15, 2007

ITEM 9B.   OTHER INFORMATION

None.

PART III

The information called for by Items 10, 11, 12, 13, and 14 is incorporated herein by reference from the definitive proxy statement to be filed by the Company in connection with its 2007 Annual Meeting of Shareholders.

PART IV

ITEM 15.   EXHIBITS and FINANCIAL STATEMENT SCHEDULE

(a)	1.	The financial statements listed in the “Index To The Consolidated Financial Statements” on page F-2 are filed as a part of this report.
	2.	Financial statement schedule is included on page F-24 or is omitted because it is not applicable or the required information is shown in the financial statements or notes thereto.
	3.	Exhibits(9)
1.1	Underwriting Agreement dated November 14, 2006, between the Company, Thomas Weisel Partners LLC and Piper Jeffray & Co.(3)
3.1	Articles of Incorporation of the Company and all amendments thereto(2)
3.2	Bylaws of the Company(1)
10.1	Lease, dated July 28, 2003, between the Company, as Tenant, and New 1440 Broadway Partners, LLC, as Landlord, for the Company’s offices at 1440 Broadway, New York, New York(10)
10.2	2000 Stock Option Plan of the Company(7)(12)
10.3	Form of Option Agreement relating to Options issued under the 2000 Stock Option Plan(8)(12)
10.4	2003 Stock Option Plan of the Company(9)(12)
10.5	Form of Option Agreement relating to Options issued under the 2003 Stock Option Plan(10)(12)
10.6

Second Amended and Restated Revolving Credit Agreement (the “Revolving Credit Agreement”) dated as of August 26, 1996, between Fleet Bank, N.A. (Successor in interest to National Westminster Bank, New Jersey) and the Company(4)

10.7	Security Agreement, dated as of August 26, 1996 (the “Security Agreement”), between the Company and Fleet Bank, N.A.(4)
10.8	Amended and Restated Asset Purchase Agreement dated August 10, 1998 between Lillie Rubin Fashions, Inc. and the Company(5)
10.9	Master Amendment, dated July 19, 1999, to Revolving Credit Agreement and Security Agreement(6)
10.10	Second Master Amendment, dated November 21, 2002, to Revolving Credit Agreement(10)
10.11	Third Master Amendment, dated May 20, 2004, to Revolving Credit Agreement(3)
10.12	Fourth Master Amendment, dated November 30, 2005 to Revolving Credit Agreement(11)
10.13	Employment Agreement, dated February 8, 2006, between the Company and Brian P. Woolf(11)(12)

10.14	Employment Agreement, dated February 8, 2006, between the Company and Thomas E. Reinckens(11)(12)
11.1	Calculation of Basic and Fully Diluted Earnings per Common Share
12.1	Statements re: Computation of Ratios
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of KPMG LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the Company’s Registration Statement on Form S-18, dated December 29, 1980.

(2)          Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 15, 1993.

(3)          Incorporated by reference to the Company’s Registration statement on Form S-3, dated November 14, 2006.

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

(9)          Incorporated by reference to the Company’s Definitive Proxy Statement filed on October 6, 2003.

(10) Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

(11) Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(12) Exhibits 10.2 through 10.5, 10.13 and 10.14 are management contracts or compensatory plans or arrangements, which are required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

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

Date: March 15, 2007	CACHE, INC.
(Registrant)
By: /s/ BRIAN WOOLF
Brian Woolf
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BRIAN WOOLF	Chairman of the Board	March 15, 2007
Brian Woolf
/s/ THOMAS E. REINCKENS	President	March 15, 2007
Thomas E. Reinckens	(Chief Operating Officer)
/s/ MARGARET FEENEY	Executive Vice President	March 15, 2007
Margaret Feeney	(Chief Financial Officer)
/s/ GENE GAGE	Director	March 15, 2007
Gene Gage
/s/ ARTHUR S. MINTZ	Director	March 15, 2007
Arthur S. Mintz
/s/ ANDREW M. SAUL	Director	March 15, 2007
Andrew M. Saul
/s/ MORTON J. SCHRADER	Director	March 15, 2007
Morton J. Schrader

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED DECEMBER 30, 2006,

DECEMBER 31, 2005,

AND

JANUARY 1, 2005

CACHE, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cache, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Cache, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and December 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the two fiscal years then ended. Our audit also included financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and December 30, 2006, and the results of their operations and their cash flows for each of the years in the two year period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” as revised, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cache, Inc.:

We have audited the accompanying consolidated consolidated statements of income, stockholders’ equity and cash flows for the year ended January 1, 2005. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Cache, Inc. and subsidiaries and their cash flows for the year ended January 1, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
March 15, 2005

CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 30,
	2005	2006
ASSETS
CURRENT ASSETS
Cash and equivalents (Note 1)	$16,753,000	$19,363,000
Marketable securities	36,520,000	42,094,000
Receivables, net (Note 2)	5,734,000	4,794,000
Inventories	32,785,000	34,829,000
Prepaid expenses and other current assets	5,468,000	7,217,000
Total Current Assets	97,260,000	108,297,000
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Note 3)	52,760,000	50,450,000
OTHER ASSETS	864,000	439,000
Total Assets	$150,884,000	$159,186,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$18,404,000	$11,702,000
Accrued compensation	2,624,000	1,689,000
Accrued liabilities (Note 4)	12,446,000	11,515,000
Total Current Liabilities	33,474,000	24,906,000
OTHER LIABILITIES (Note 7)	16,309,000	15,749,000
DEFERRED INCOME TAXES, net (Note 9)	2,105,000	2,068,000
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, par value $.01; authorized, 20,000,000 shares; issued and outstanding 15,770,553 and 16,275,708 shares (Note 10)	158,000	163,000
Additional paid-in capital	35,455,000	44,646,000
Retained earnings	63,383,000	71,654,000
Total Stockholders’ Equity	98,996,000	116,463,000
Total Liabilities and Stockholders’ Equity	$150,884,000	$159,186,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 1,	December 31,	December 30,
	2005	2005	2006
NET SALES	$247,300,000	$266,345,000	$278,992,000
COST OF SALES, including buying and occupancy (Note 8)	135,745,000	144,984,000	145,886,000
GROSS PROFIT	111,555,000	121,361,000	133,106,000
EXPENSES
Store operating expenses	76,466,000	85,529,000	94,556,000
General and administrative expenses	14,221,000	15,824,000	21,246,000
Lillie Rubin exit costs	—	—	5,677,000
TOTAL EXPENSES	90,687,000	101,353,000	121,479,000
OPERATING INCOME	20,868,000	20,008,000	11,627,000
OTHER INCOME (EXPENSE)
Interest income	439,000	1,071,000	2,523,000
Miscellaneous income (net)	20,000	1,000	—
TOTAL OTHER INCOME	459,000	1,072,000	2,523,000
INCOME BEFORE INCOME TAXES	21,327,000	21,080,000	14,150,000
INCOME TAX PROVISION (Note 9)	8,030,000	7,675,000	5,879,000
NET INCOME	$13,297,000	$13,405,000	$8,271,000
BASIC EARNINGS PER SHARE	$0.85	$0.85	$0.52
DILUTED EARNINGS PER SHARE	$0.83	$0.83	$0.51
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	15,589,000	15,726,000	15,849,000
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	16,004,000	16,150,000	16,218,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 27, 2003	9,981,150	$100,000	$28,361,000	$36,681,000	$65,142,000
Net income	—	—	—	13,297,000	13,297,000
Tax benefit from stock option exercises	—	—	1,583,000	—	1,583,000
Issuance of common stock	472,125	5,000	4,813,000	—	4,818,000
Stock split	5,211,778	52,000	(52,000)	—	—
Balance at January 1, 2005	15,665,053	157,000	34,705,000	49,978,000	84,840,000
Net income	—	—	—	13,405,000	13,405,000
Tax benefit from stock option exercises	—	—	160,000	—	160,000
Issuance of common stock	105,500	1,000	590,000	—	591,000
Balance at December 31, 2005	15,770,553	158,000	35,455,000	63,383,000	98,996,000
Net income	—	—	—	8,271,000	8,271,000
Tax benefit from stock option exercises	—	—	1,790,000	—	1,790,000
Issuance of common stock	505,155	5,000	5,967,000	—	5,972,000
Stock based compensation	—	—	1,434,000	—	1,434,000
Balance at December 30, 2006	16,275,708	$163,000	$44,646,000	$71,654,000	$116,463,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 1,	December 31,	December 30,
	2005	2005	2006
Cash flows From Operating Activities:
Net income	$13,297,000	$13,405,000	$8,271,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,232,000	9,779,000	11,026,000
Decrease (increase) in deferred tax assets	2,705,000	(1,042,000)	(25,000)
Income tax benefit from stock option exercises	1,583,000	160,000	—
Excess tax benefit from stock-based compensation	—	—	(1,790,000)
Amortization of deferred rent	(1,221,000)	(940,000)	(1,137,000)
Gift card breakage	—	—	(2,545,000)
Other, net	41,000	(32,000)	(29,000)
Stock-based compensation	—	—	1,434,000
Non-cash Lillie Rubin exit costs	—	—	3,827,000
Change in assets and liabilities:
Decrease (increase) in receivables	(1,931,000)	811,000	184,000
Increase in inventories	(5,572,000)	(489,000)	(2,319,000)
Increase in prepaid expenses and other current assets	(709,000)	(2,829,000)	29,000
Increase (decrease) in accounts payable	2,693,000	1,349,000	(6,702,000)
Increase in accrued liabilities and accrued compensation	3,906,000	5,278,000	2,448,000
Net cash provided by operating activities	23,024,000	25,450,000	12,672,000
Cash Flows From Investing Activities:
Purchase of marketable securities	(25,874,000)	(54,828,000)	(81,264,000)
Maturities of marketable securities	19,746,000	44,182,000	75,690,000
Payments for equipment and leasehold improvements	(21,753,000)	(15,490,000)	(12,250,000)
Net cash used in investing activities	(27,881,000)	(26,136,000)	(17,824,000)
Cash Flows From Financing Activities:
Net proceeds from secondary common stock offering	3,888,000	—	4,409,000
Proceeds from exercises of stock options	930,000	591,000	1,563,000
Excess tax benefit from stock-based compensation	—	—	1,790,000
Net cash provided by financing activities	4,818,000	591,000	7,762,000
Net increase (decrease) in cash and equivalents	(39,000)	(95,000)	2,610,000
Cash and equivalents, at beginning of period	16,887,000	16,848,000	16,753,000
Cash and equivalents, at end of period	$16,848,000	$16,753,000	$19,363,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Cache, Inc. (together with its subsidiaries, the “Company”) owns and operates two chains of women’s apparel specialty stores, of which 277 stores (as of December 30, 2006) are operated under the trade name “Cache” and 16 stores are operated under the trade name “Cache Luxe”. The Company specializes in the sale of high fashion women’s apparel and accessories in the better to expensive price range.

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

Fiscal Reporting Period

The Company reports its annual results of operations based on fiscal periods comprised of 52 or 53 weeks, which is in accordance with industry practice. Results for fiscal 2004 include 53 weeks. Results for fiscal 2005 and 2006 include 52 weeks.

Fair Value of Financial Instruments

The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of such items.

Cash Equivalents

The Company considers all highly liquid investments that mature within three months or less when purchased to be cash equivalents.

Marketable Securities:

Marketable securities at December 31, 2005 and December 30, 2006 primarily consist of short-term United States Treasury bills. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company’s held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity as an adjustment to yield using the effective interest method. Interest income is recognized when earned.

Inventories

Our inventories are valued at lower of cost or market using the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that had been widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation, which results in a carrying value at the lower of cost or market.

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

The Company evaluates finite-lived assets in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). This statement supersedes SFAS No. 121, “Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of.” Finite-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating as asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. The Company evaluated its finite-lived assets during fiscal 2004, 2005, and 2006. Based on current and projected performance there was no fixed asset impairments in fiscal 2004 and 2005. In fiscal 2006, the Company recorded an impairment charge of $101,000, related to a one store, which the Company expects to close in early 2007. Management believes the carrying value and useful lives are appropriate.

Self Insurance

We are self-insured for losses and liabilities related primarily to employee health and welfare claims. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for Fiscal 2004, 2005 and 2006. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings.

Gift Cards, Gift Certificates and Credits

The Company sells gift cards and gift certificates (“Gift Cards”) and issues credits to its customers when merchandise is returned. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card being redeemed by the customer is remote (Gift Card breakage) and the Company determines that it does not have a legal obligation to remit the value of unredeemed Gift Cards to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns. Breakage income represents the balance of Gift Cards, for which the Company believes the likelihood of redemption by the customer is remote. At that time, the Company will recognize breakage income for those Gift Cards.

During the third quarter of fiscal 2006, the Company formed a new subsidiary to handle all Gift Card sales and maintain the liability related to Gift Cards. As a result of transferring all existing obligations to the newly formed subsidiary, the Company recognized $2.4 million of breakage income, within net sales, in the third quarter related to gift certificates and merchandise credits sold/issued since the inception of the Gift Card program. An additional $120,000 of breakage income was recognized in the fourth quarter of 2006. There was no breakage income recognized for the same period in the prior year.

Revenue Recognition

Sales are recognized at the “point of sale,” which occurs when merchandise is sold in an “over-the-counter” transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges or credits to earnings resulting from revisions to estimates on our sales return provision were approximately $20,000, ($29,000) and $42,000 for fiscal 2004, 2005 and 2006, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred for shipping and handling are included in cost of sales.

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

Advertising costs

Costs associated with advertising are charged to store operating expense when the advertising first takes place. We spent $7,373,000, $7,695,000 and $11,895,000 on advertising in fiscal 2004, 2005 and 2006, respectively.

Pre-Opening Store Expenses

Expenses associated with the opening of new stores are expensed as incurred.

Employee Benefit Plan

Employees are eligible to participate in the Company’s 401(k) plan if they have been employed by the Company for one year, have reached age 21, and work at least 1,000 hours annually. Generally, employees can defer up to 18% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. We can make a discretionary matching contribution for the employee. Employer contributions to the plan for fiscal 2004, fiscal 2005 and fiscal 2006 were $205,000, $227,000, and $236,000 respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of December 30, 2006, the Company does not have tax contingencies.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment” requiring the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of employee share-based awards. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Prior to adopting SFAS No. 123(R), the Company applied Accounting Principles Board (“APB”) Opinion No. 25, and related Interpretations, in accounting for its share-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted. (See Note 10).

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share also includes the dilutive effect of potential common shares (dilutive stock options) outstanding during the period.

Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 established standards for the reporting and display of comprehensive income. Components of comprehensive income could include net income, foreign currency translation adjustments and gains or losses associated with investments available for sale. There was no difference between net income and comprehensive income for any of the periods presented.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about a company’s operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We report in a single operating segment—the operation of mall-based specialty retail stores. Revenues from external customers are derived from merchandise sales and we do not rely on any major customers as a source of revenue.

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 1, 2005	December 31, 2005	December 30, 2006
Sportswear	69.1%	68.7%	65.7%
Dresses	22.3	21.7	24.5
Accessories	8.6	9.6	9.8
Total	100.0%	100.0%	100.0%

Concentration

The Company has five major suppliers, who in total represented over 44% of purchases in fiscal 2006, of which the largest vendor accounted for 27% of the purchases during the year. The loss of any of these suppliers could adversely affect the Company’s operations.

Recent Accounting Developments

On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period.” The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Such costs were previously capitalized as construction costs, if the company had a policy to do so. The FSP is effective for reporting periods beginning after December 15, 2005. The Company implemented FSP No. FAS 13-1 during fiscal 2006. The impact of implementation decreased net income by $182,000 for the fiscal year ended December 30, 2006.

On November 3, 2005, FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the timing and measurement of an impairment loss. The FSB is required to be applied to reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal 2006. The impact of the adoption of this FSP did not have a material impact on its consolidated financial statements.

In July 2006, FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our consolidated financial statements.

Supplemental Statements of Cash Flow Information

The Company paid no interest charges in fiscal 2004, 2005 and 2006. During fiscal 2004, 2005 and 2006 the Company paid $4,143,000, $8,248,000 and $5,880,000 in income taxes, respectively. During fiscal

2004, 2005 and 2006 the Company accrued equipment and leasehold improvements of $928,000, $859,000 and $2,000,000, respectively.

NOTE 2.   RECEIVABLES

	December 31,	December 30,
	2005	2006
Construction allowances	$1,523,000	$876,000
Third party credit card	3,500,000	3,327,000
Other	711,000	591,000
	$5,734,000	$4,794,000

NOTE 3.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	December 31,	December 30,
	2005	2006
Leasehold improvements	$51,827,000	$51,320,000
Furniture, fixtures, and equipment	51,715,000	45,687,000
	103,542,000	97,007,000
Less: accumulated depreciation and amortization	(50,782,000)	(46,557,000)
	$52,760,000	$50,450,000

Store operating and general and administrative expenses include depreciation and amortization of $8,232,000, $9,779,000 and $11,026,000 in fiscal years 2004, 2005 and 2006, respectively.

NOTE 4.   ACCRUED LIABILITIES

	December 31,	December 30,
	2005	2006
Operating expenses	$2,894,000	$2,978,000
Taxes, including income taxes	2,540,000	2,190,000
Group insurance	598,000	737,000
Sales return reserve	803,000	845,000
Leasehold additions	859,000	2,000,000
Other customer deposits and credits	4,752,000	2,765,000
	$12,446,000	$11,515,000

Leasehold additions generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.

NOTE 5.   BANK DEBT

During November 2005, the Company reached an agreement with its bank to amend the amount available under the Amended Revolving Credit Facility. Pursuant to the newly Amended Revolving Credit Facility, $17,500,000 is available until expiration at November 30, 2008. The amounts outstanding under the credit facility bear interest at a maximum per annum rate equal to the bank’s prime, currently 8.25% rate at February 28, 2007, less 0.25%. The agreement contains selected financial and other covenants. Effective upon the occurrence of an event of default under the Amended Revolving Credit Facility, the

Company grants to the bank a security interest in the Company’s inventory and certain receivables. The Company has at all times been in compliance with all loan covenants.

There have been no borrowings against the line of credit during fiscal 2005 and 2006. There were outstanding letters of credit of $1.0 million and $1.1 million pursuant to the Amended Revolving Credit Facility at December 31, 2005 and December 30, 2006, respectively.

NOTE 6.   LILLIE RUBIN EXIT COSTS

During fiscal 2006, the Company recorded a pre-tax charge of $5.7 million for asset impairment and store closing costs for the exit of the Lillie Rubin business. Included in the exit costs was a write down of leasehold improvements, furniture and fixtures on 19 stores in the amount of $4.4 million, write down of intangibles of $455,000, write down of supplies of $275,000, severance accrual of $400,000, as well as an accrual of $1.5 million for contractual termination costs negotiated prior to year-end. These costs were partially offset by the reversal of $1.3 million of deferred rent accruals. The Company closed 16 of the stores as of December 30, 2006 and anticipates the closing of the remaining three stores, by the end of the first fiscal quarter of 2007. The Company does not expect to incur significant additional exit costs upon the closing of these properties in fiscal 2007.

The following is a summary of the activity in the reserve for exit costs:

	BALANCE BEGINNING OF YEAR	CHARGES	CASH PAYMENTS	BALANCE END OF YEAR
Contractual termination costs	$—	$1,449,000	$1,064,000	$385,000
Severance	—	400,000	357,000	43,000
Impairment of long lived assets and supplies	—	5,089,000	—	—
Reversal of deferred rent liability	—	(1,261,000)	—	—

NOTE 7.   OTHER LIABILITIES

Other liabilities primarily consist of accruals of future rent escalations and unamortized landlord construction allowances.

NOTE 8.   COMMITMENTS AND CONTINGENCIES

Leases

At December 30, 2006, the Company was obligated under operating leases for various store locations expiring at various times through 2019. The terms of the leases generally provide for the payment of minimum annual rentals, contingent rentals based on a percentage of sales in excess of a stipulated amount, and a portion of real estate taxes, insurance and common area maintenance. Most leases contain leasehold improvement reimbursements from landlords and/or rent holidays. In recognizing landlord incentives and minimum rent expenses, the Company amortizes the charges on a straight line basis over the lease term.

Store rental expense related to these leases, included in cost of sales, consisted of the following:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 1,	December 31,	December 30,
	2005	2005	2006
Minimal rentals	$21,410,000	$23,980,000	$25,029,000
Contingent rentals	9,176,000	10,625,000	10,977,000
	$30,586,000	$34,605,000	$36,006,000

Future minimum payments under non-cancelable operating leases consisted of the following at December 30, 2006:

Fiscal Year
2007	$25,869,000
2008	24,710,000
2009	24,035,000
2010	22,194,000
2011	20,657,000
Thereafter	56,644,000
Total future minimum lease payments	$174,109,000

The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 1.1% of minimum lease obligations in fiscal 2006, or variable costs such as maintenance, insurance and taxes, which represented approximately 42.8% of minimum lease obligations in fiscal 2006.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual obligations and commercial commitments as of December 30, 2006.

	Payments Due in Period
		Within			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Contractual Obligations
Employment Contracts	$2,855	$1,370	$1,485	—	—
Purchase Obligations	36,696	36,696	—	—	—
Total	$39,551	$38,066	$1,485	—	—

	Payments Due in Period
		Within			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Commercial Commitments
Credit Facility	$—	$—	$—	$—	$—
Standby Letters of Credit	1,122	1,122	—	—	—
Total	$1,122	$1,122	$—	$—	$—

We issue standby letters of credit primarily for the importation of merchandise inventories. The Company does not have any off balance sheet financing arrangements.

Contingencies

The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss. The Company had no guarantees, subleases or assigned lease obligations as of December 31, 2005 and December 30, 2006.

NOTE 9.   INCOME TAXES

The provision for income taxes includes:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 1,	December 31,	December 30,
	2005	2005	2006
Current:
Federal	$4,328,000	$7,792,000	$5,536,000
State	996,000	925,000	368,000
	5,324,000	8,717,000	5,904,000
Deferred:
Federal	2,489,000	(959,000)	(59,000)
State	217,000	(83,000)	34,000
	2,706,000	(1,042,000)	(25,000)
Provision for income taxes	$8,030,000	$7,675,000	$5,879,000

The Company’s effective tax rate, as a percent of income before income taxes, differs from the statutory federal tax rates as follows:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 1,	December 31,	December 30,
	2005	2005	2006
Effective federal tax rate	34.5%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	3.3%	3.5%	3.5%
Other net, primarily permanent differences	(0.1)%	(2.1)%	3.0%
Provision for income taxes	37.7%	36.4%	41.5%

The major components of the Company’s net deferred tax assets (liabilities) at December 31, 2005 and December 30, 2006 are as follows:

	December 31,	December 30,
Current	2005	2006
Group insurance	$237,000	$292,000
Sales return reserve	319,000	335,000
Inventory	481,000	447,000
Prepaid expenses	(346,000)	(395,000)
Total Current	$691,000	$679,000

	December 31,	December 30,
Non Current	2005	2006
State tax net operating loss carryforwards	$76,000	$71,000
Deferred rent	875,000	1,041,000
Deferred construction allowances	(650,000)	(1,865,000)
Other (principally depreciation expense)	(2,406,000)	(1,315,000)
Total Non-current	$(2,105,000)	$(2,068,000)

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

NOTE 10.   STOCK BASED COMPENSATION

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, we had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123(R), and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in Fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted subsequent to January 1, 2006, when granted, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The Company’s 2000 Stock Option Plan provides for the granting of either incentive stock options (“ISO’s”) or non-qualified options to purchase up to 825,000 shares of common stock. As of December 30, 2006, there were 67,032 shares under the 2000 plan available for future grant. The Company’s 2003 Stock Option Plan provides for the granting of either ISO’s or non-qualified options to purchase up to 1,350,000 shares of common stock. As of December 30, 2006, there were 186,375 shares under the 2003 plan available for future grant. All of the Company’s prior stock option plans have expired as to the ability to grant new options.

Stock awards outstanding under the Company’s current plans have generally been granted at prices which are equal to the market value of our stock on the date of grant, generally vest over four years and expire no later than ten years after the grant date. Effective January 1, 2006, we recognize compensation expense ratably over the vesting period, net of estimated forfeitures. As of December 30, 2006, there was $939,000 of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.35 years. The total intrinsic value of options exercised during the 52 week period ended December 30, 2006 was approximately $5.0 million.

Secondary Offering

On November 21, 2006, the Company completed a secondary offering of the Company’s Common Stock. The Company issued 200,000 shares of Common Stock and received net proceeds of $4.4 million. The funds will be used for general corporate purposes. In addition, 1,675,000 shares were sold by officers and controlling shareholders.

The following table details the effect on net income and earnings per share “as reported” as if compensation expense had been recorded for the years ended December 31, 2005 and January 1, 2005 based on the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation”. The reported and pro forma net income and earnings per share for the year ended December 30, 2006 is the same since share-based compensation expense is calculated under the provisions of SFAS No. 123(R).

	53 weeks Ended	52 Weeks Ended
	January 1, 2005	December 31, 2005
Net income as reported	$13,297,000	$13,405,000
Add: Stock-based employee compensation expense determined under APB 25, net of tax	—	—
Deduct: Total stock based employee compensation determined under fair value based method of SFAS No. 123, net of tax	$1,086,000	$930,000
Pro-forma net income	$12,211,000	$12,475,000
Basic earnings per share:
As reported	$0.85	$0.85
Pro-forma	$0.78	$0.80
Diluted earnings per share:
As reported	$0.83	$0.83
Pro-forma	$0.76	$0.78

In accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions below for grants in the respective periods:

	2004	2005
	Grants	Grants
Expected dividend rate	$0.00	$0.00
Expected volatility	43.9%	40.1%
Risk free interest rate	3.8%	4.25%
Expected lives (years)	5.0	5.0

The weighted average fair value of options granted during fiscal years ended January 1, 2005 and December 31, 2005 were $15.17 and $12.83. The were no options granted during fiscal 2006.

Stock Plans

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

Options granted under the plans have a ten-year term and may be either incentive stock options or non-qualified stock options. The options are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a four year period. The granted options generally become exercisable at the maximum rate of 25% per annum, to the extent the Company’s earning plan, as approved by the Compensation and Plan Administration Committee, is achieved. The price is payable in cash at the time of the exercise or, at the discretion of the Administrators, through the delivery of shares of Common Stock or the Company’s withholding of shares otherwise deliverable to the employee, or a combination thereof.

The following table summarizes all stock option transactions for the three fiscal years ended December 30, 2006:

	Weighted Average	Exercise
	Shares	Prices
Shares under option as of December 27, 2003	2,022,000	$8.46
Options granted in 2004	105,000	15.17
Options exercised in 2004	(392,750)	2.36
Options canceled in 2004	(82,500)	9.67
Shares under option as of January 1, 2005	1,651,750	10.43
Options granted in 2005	140,000	12.83
Options exercised in 2005	(105,500)	5.63
Options canceled in 2005	(204,750)	11.48
Shares under option as of December 31, 2005	1,481,500	10.85
Options exercised in 2006	(298,997)	5.12
Options cancelled in 2006	(42,875)	13.33
Shares under options as of December 30, 2006	1,139,628	$12.26

Options Exercisable at:	Number of Shares	Weighted average exercise price
January 1, 2005	712,375	$7.47
December 31, 2005	742,250	$8.80
December 30, 2006	732,628	$11.93

Significant option groups outstanding at December 30, 2006 and related weighted average price and life information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Life (Years)
8/30/05	25,000	6,250	$16.40	9
7/25/05	2,500	2,500	18.30	9
5/3/05	78,000	34,000	11.53	8
5/2/05	10,000	4,500	11.61	8
4/25/05	5,000	2,250	11.00	8
1/22/04	102,500	71,000	15.17	7
7/22/03	832,050	527,550	12.65	6
4/16/02	73,578	73,578	4.69	5
10/2/01	11,000	11,000	2.13	5

A summary of the changes in stock options outstanding during the 52-week period ended December 30, 2006 is presented below:

	Total Outstanding				Currently Exercisable
	Number			Aggregate	Number			Aggregate
	of	Average	Average	Intrinsic	of	Average	Average	Intrinsic
	Options	Price(1)	Life(2)	Value(3)	Options	Price(1)	Life(2)	Value(3)
December 31, 2005	1,481,500	$10.85	7.45	$9,579,495	742,250	$8.80	6.92	$6,324,778
Granted	—	—			—	—
Vested					289,375
Canceled/forfeited	(42,875)	13.33			—	—
Exercised	(298,997)	5.12			(298,997)	5.12
December 30, 2006	1,139,628	$12.26	6.80	$6,412,887	732,628	$11.93	6.66	$4,370,362

(1)          Weighted-average exercise price.

(2)          Weighted-average contractual life remaining in years.

(3)          The aggregate intrinsic values in the table above are based on the Company’s closing stock price as of the last business day of the periods ended December 31, 2005 and December 30, 2006, which was $17.32 and $25.24, respectively.

A summary of the activity for the non-vested share awards during the 52-week period ended December 30, 2006 is presented below:

		Fair Value
	Common	at
	Stock Options	Grant Date
Non-vested—December 31, 2005	739,250	$12.92
Granted	—	—
Vested	(289,375)	12.91
Cancelled/forfeited	(42,875)	13.33
Non-vested—December 30, 2006	407,000	$12.87

(1)          We anticipate approximately 397,000 shares will vest in future periods.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows. For the 52-week period ended December 30, 2006, there was $1.8 million of excess tax benefits realized from the exercise of stock options.

As of December 30, 2006, there was approximately $939,000 of total recognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 1.35 years. The total fair value of shares vested during the year ended December 30, 2006 was $1.4 million. The following table represents as of December 30, 2006 the share-based compensation expense to be recognized in future periods:

Fiscal Year	Compensation Expense on Stock Options
2007	$760,229
2008	125,965
2009	53,214
$939,408

NOTE 11. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

	53 weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 1, 2005	December 31, 2005	December 30, 2006
Net income	$13,297,000	$13,405,000	$8,271,000
Net income per share—basic	$0.85	$0.85	$0.52
Net income per share—diluted	$0.83	$0.83	$0.51
Weighted average common shares outstanding	15,589,000	15,726,000	15,849,000
Dilutive effect of stock options	415,000	424,000	369,000
Weighted average common and potentially dilutive common shares	16,004,000	16,150,000	16,218,000

Options to purchase 25,000 and 10,000 common shares at exercise prices of $16.40 and $18.30 per share, respectively, were outstanding, during fiscal 2005 and fiscal 2006, but were not included in the computation of dilutive earnings per share because to do so would have been anti-dilutive.

NOTE 12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second		Third		Fourth
	Quarter	Quarter		Quarter		Quarter
	(In thousands, except per share data)
52 weeks ended December 30, 2006
Net sales	$63,821	$71,682		$59,935	(1)	$83,554
Gross profit	29,182	35,297		28,266		40,361
Income before income tax provision	2,833	2,718	(2)	1,131		7,468
Income tax provision	1,105	1,060		441		3,273
Net income	$1,728	$1,658		$690		$4,195
Basic and diluted earnings per share:
Basic earnings per share:	$0.11	$0.11		$0.04		$0.26
Diluted earnings per share:	$0.11	$0.10		$0.04		$0.26
52 weeks ended December 31, 2005
Net sales	$62,793	$66,970		$57,262		$79,320
Gross profit	27,133	30,366		26,113		37,749
Income before income tax provision	2,908	4,960		1,820		11,392
Income tax provision	1,151	1,960		713		3,851
Net income	$1,757	$3,000		$1,107		$7,541
Basic and diluted earnings per share:
Basic earnings per share:	$0.11	$0.19		$0.07		$0.48
Diluted earnings per share:	$0.11	$0.19		$0.07		$0.47

(2)          Includes recognition of $2.4 million of breakage income for previously issued gift cards and merchandise credits.

(2)          Includes a charge of $5.7 million for the exit of the Lillie Rubin business.

Per share amounts are calculated independently for each quarter. The sum of the quarters may not equal the full year per share amounts.

Cache, Inc and Subsidiaries
Valuation and Qualifying Accounts

		Additions
	Balance at	Charge to			Balance at
	Beg. of	Costs and	Other	Deductions	End of
Sales Return Reserve	Period	Expenses	Accounts	$	Period
53 Weeks Ended January 1, 2005	$812,000	$20,000	—	—	$832,000
52 Weeks Ended December 31, 2005	$832,000	$—	—	($29,000)	$803,000
52 Weeks Ended December 30, 2006	$803,000	$42,000	—	—	$845,000