Form 10-K/A
period 2006-12-30
CACHE INC
filed 2007-04-30
CIK 350199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

As of April 30, 2007, 16,296,733 common shares were outstanding.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists certain information regarding the executive officers and directors of the Company:

Name	Position and Offices
Brian Woolf	Chief Executive Officer and Chairman of the Board
Thomas E. Reinckens	Chief Operating Officer and President
Margaret J. Feeney	Chief Financial Officer and Executive Vice President, Finance
Allan N. Jacobson	Executive Vice President, Sourcing and Distribution
Gene G. Gage	Director (1), (2), (3)
Arthur S. Mintz	Director (1), (2), (3)
Andrew M. Saul	Director (2), (3)
Morton J. Schrader	Director (1), (2), (3)

(1)          Member of the Audit Committee.

(2)          Member of the Compensation and Plan Administration Committee.

(3)          Member of the Nominating and Corporate Governance Committee.

Brian Woolf, age 58. Mr. Woolf has served as our Chief Executive Officer and Chairman of the Board since October 2000. From March 1999 to October 2000, Mr. Woolf served as Vice President and General Merchandise Manager for The Limited.

Thomas E. Reinckens, age 53. Mr. Reinckens has served as President and Chief Operating Officer since October 2000. Mr. Reinckens joined our Company in February 1987 and has held various positions throughout his tenure, most recently serving as Chief Financial Officer from November 1989 to October 2000 and as Executive Vice President from September 1995 to October 2000. Mr. Reinckens previously served as a director of Cache from February 1993 until October 2004.

Margaret J. Feeney, age 49. Ms. Feeney has served as Executive Vice President, Finance and  Chief Financial Officer since May 2005. Ms. Feeney was promoted to Vice President, Finance in July 2001.  Ms. Feeney has served in a variety of financial and operational capacities with us since 1992.

Allan N. Jacobson, age 55. Mr. Jacobson has served as Executive Vice President, Sourcing and Production since February 2006. Prior to joining us, Mr. Jacobson served as the Managing Director of Link Trading (FE), Ltd., an apparel sourcing company, from 1993 to 2006.

Gene G. Gage, age 59. Mr. Gage has served as one of our directors since September 2004. Since January 2002, Mr. Gage has served as the President  and  Chief Operating Officer of Gage Associates, LLC, a firm which provides financial planning and services to individuals and businesses. From March 2000 to January 2002, Mr. Gage served as Chief Executive Officer and as the director of ICDL-US, LLC, a company providing computer literacy training skills for desktop software applications. He is a certified public accountant, as well as a certified financial planner.

Arthur S. Mintz, age 61. Mr. Mintz has served as one of our directors since September 2002. Mr. Mintz served as the President of Bees and Jam, Inc., an apparel manufacturer from 1971 until 2006. Since April 2007, Mr. Mintz has been active as a consultant in the retail apparel industry.

Andrew M. Saul, age 60. Mr. Saul has served as one of our directors since 1986. Mr. Saul served as our Chairman of the Board from February 1993 to October 2000. Since 1986, Mr. Saul has been a partner in Saul Partners, an investment partnership.

Morton J. Schrader, age 75. Mr. Schrader has served as one of our directors since 1989. Mr. Schrader was the President of Abe Schrader Corp., a manufacturer of women’s apparel from 1968 until March 1989. Since 1989, Mr. Schrader has been active as a real estate broker and is a principal of PBS Realty Advisors.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

During the fiscal year ended December 30, 2006 (“Fiscal 2006”), the Board of Directors held five meetings. Each then-current Director attended all of such Board meetings. The Board of Directors has an Audit Committee, a Nominating and Governance Committee, as well as a Compensation and Plan Administration Committee.  The Audit Committee, established in July 1989, currently consists of Messrs. Arthur Mintz, Morton Schrader and Gene Gage. The Audit Committee held four meetings in Fiscal 2006. Each then-current member of the Committee attended all such Committee meetings.

Duties of the Audit Committee include meeting with the independent accountants and certain personnel of the Company to discuss the planned scope of their examinations, the adequacy of internal controls and financial reporting; reviewing the results of the annual examination of the financial statements and periodic internal audit examinations; reviewing the services and fees of the Company’s independent accountants; authorizing special investigations and studies; and performing any other duties or functions deemed appropriate by the Board of Directors.  The Board of Directors has determined that Gene Gage is qualified to serve as the Audit Committee’s financial expert and Chairman. Messrs. Gage, Mintz and Schrader are independent, as such term is defined in the NASDAQ listing standards.

The Board of Directors has adopted a written charter for the Audit Committee.  The charter has not changed from the charter filed with our 2001 proxy statement.

The Compensation and Plan Administration Committee was established in July 1991 as the Plan Administration Committee to administer the Company’s stock option plans. In May 1993, it was renamed the Compensation and Plan Administration Committee and delegated additional authority to determine the remuneration arrangements for the three most senior executive officers and to review and approve the remuneration arrangements for the Company’s other executive officers. It currently consists of Messrs. Andrew Saul, Arthur Mintz, Morton Schrader and Gene Gage. The Compensation and Plan Administration Committee met one time in Fiscal 2006. Each then-current member of the Committee attended such meeting.

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

The Nominating and Governance Committee will consider candidates for the Board from any reasonable source, including stockholder recommendations.  The Nominating and Governance Committee does not evaluate candidates differently based on who has made the proposal.  Stockholders who wish to suggest qualified candidates should write to Victor J. Coster, Corporate Secretary, at the Company’s headquarters’ address.  These recommendations should include detailed biographical information concerning the nominee, his or her qualifications to be member of the Board, and a description of any relationship the nominee has to be a stockholder making the recommendation or to other stockholders of the Company.  A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as director, subject to the candidate’s due diligence of the Company, should accompany any such recommendation.  Stockholders who wish to nominate a director for election at an annual meeting of stockholders of the Company must comply with the Company’s By-Laws, regarding stockholder proposals and nominations.

While the Nominating and Governance Committee does not have minimum qualification requirements for candidates, it does assess whether candidates have good business judgment, high ethical standards, substantial experience in the Company’s line of business or other applicable fields such as science or technology, and ability to prepare for and attend Board meetings, committee meetings and stockholder meetings.  The Nominating and Governance Committee also considers whether candidates are independent and possess leadership qualities.

ITEM 11.     EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Principal Objectives Driving Compensation Practices

Our compensation philosophy, reflected in our compensation practices for fiscal year 2006, was developed to drive the achievement of our two key business objectives: consistent sales growth and consistent net income growth. We designed our incentive compensation programs using performance metrics closely tied to the achievement of these goals, as described below. We balanced our need to attract and retain highly talented executives with our desire to reward executives primarily for achieving performance targets. We accomplished this by structuring a competitive compensation program with a fixed component of total compensation and a significant, incentive-based component designed to motivate and reward executives for contributions to the advancement of our key business objectives.

We generally pay our executives annual base salaries as described below. We design our compensation programs so that if targeted objectives are achieved, total compensation to the executive will increase. “Total compensation” includes the sum of base salary, short-term cash incentive compensation and equity incentive compensation. Recognizing the importance of implementing pay-for-performance practices, we also structure our compensation programs so that if the Company’s performance exceeds target levels, total compensation to the executive may increase. If the Company, however, fails to achieve its targeted objectives, total compensation will not increase. We may set target compensation on an ad hoc basis when we believe that it is important to attract or retain key executive officers. We will use tally sheets, as described below, to assist us in measuring our compensation programs against our design objectives. We will be assisted, starting in fiscal 2007, in these matters by a compensation consultant, as described below.

We use both equity and cash in our incentive-based compensation. We designed our short-term incentive compensation to reward executives for the Company’s achievement of annual goals and our long-term incentive compensation to reward them based on longer term corporate performance. Our short-term incentive compensation is paid in cash and our long-term incentive compensation is primarily comprised of  equity components. The Compensation Committee reviews annually the allocation between the short-term and long-term and cash and equity elements of compensation and determines the distribution based on the Company’s current business goals and competitive market practices.

Our Chief Executive Officer and our Chief Operating Officer each have an employment agreement and our Executive Vice President of Sourcing and Production has a letter agreement with the Company, each of which are more fully described below. We offer minimal perquisites to our named executive officers. Our current named executive officers participate in a broad-based, tax-qualified pension plan on terms that do not favor such executives, and the Company does not offer any supplemental retirement plans to its named executive officers.

Processes for Determining Compensation for our Named Executive Officers

Compensation Committee—Working with our Compensation Consultant and Management

During fiscal year 2006, the Compensation Committee reviewed its compensation practices and programs to ensure they were designed to drive the attainment of the Company’s key business objectives. As part of this process, the Compensation Committee recently hired a nationally recognized compensation consultant to provide the Committee with information regarding industry compensation practices and developments and comparative data necessary to evaluate executive compensation. The compensation consultant will also provide executive compensation advice to the Company with the Compensation Committee’s authorization. The Compensation Committee will specify the services to be performed by the consultant.

The compensation consultant will provide its views and make recommendations to the Compensation Committee regarding executive compensation, including that of the Chief Executive Officer. Our human resources staff will meet regularly with the compensation consultant to ensure that it has the compensation information it needs to advise the Compensation Committee. Although the compensation consultant works closely with management and the Compensation Committee, we do not believe that its independence is compromised.

Management regularly meets with the Compensation Committee to assist the Committee in making compensation decisions regarding our executives. We believe that since our management has extensive knowledge regarding our business, they are in a position to provide valuable input. For example, our Chief Financial Officer provides input relevant to setting performance goals and certifies to the Compensation Committee the level of achievement of our performance targets under our Management Performance Compensation Plan (the “Performance Compensation Plan”). Our Chief Executive Officer makes recommendations to the Committee regarding the compensation of his direct reports.

Tally Sheets

As part of the Compensation Committee’s annual evaluation of compensation to our named executive officers, the Committee will review tally sheets setting out each component of the executive’s compensation, the aggregate amount of his or her total compensation, and projected and historical compensation earned by such person. The specific elements of compensation to be considered in the tally sheets used by the Committee will include:

•   base salary;

•   annual cash incentive awards and any other bonuses, if applicable;

•   equity and long-term cash incentive compensation;

•   amounts realized upon the vesting of restricted stock and exercise of stock options;

•   the value of the Company’s unvested restricted stock and unexercisable stock options held by such executive officer;

•   perquisites and other personal benefits;

•   potential payments upon various termination scenarios, including change in control; and

•   any earnings under the Company’s deferred compensation and pension plans, if the executive participates.

The Compensation Committee’s review of tally sheets will provide the Committee with a formal mechanism through which the Committee is able to ensure that the Company’s compensation programs and practices are consistent with the Company’s compensation philosophy and its overall business objectives.

Our Incentive Compensation Programs

Short-Term Cash Incentive Compensation

We provide our executives with short-term incentive compensation in the form of an annual cash bonus under the Performance Compensation Plan. The Compensation Committee has based the compensation plan objectives upon a corporate net income target for overall corporate performance.

For fiscal year 2004, the Company as a whole did not meet its corporate net income objectives. Based on the Company’s performance during fiscal year 2004, the Company did not exceed its corporate net income target for fiscal 2004 and, accordingly, our current named executive officers did not receive a payout for that year.

For fiscal year 2005, the Company paid its executives only a portion of their target bonuses under the Performance Compensation Plan, since the Company as a whole did not meet its corporate net income objectives, based on fourth quarter performance. During the fourth quarter of fiscal 2005, the Company’s performance reached 100% of the fourth quarter fiscal 2005 corporate net income targets.

For fiscal year 2006, the Company as a whole did not meet its corporate net income objectives.  Based on the Company’s performance during fiscal year 2006, the Company did not exceed its corporate net income target for fiscal 2006 and, accordingly, our current named executive officers will not receive a payout for that year.

We have established an incentive compensation matrix that sets out varying levels of payment to be made to an executive based on the percentage of the corporate net income and operating profit targets achieved. For the corporate net income target and the operating profit target for the Company, the matrix ranges from a minimum threshold of 80% of the target, at which the executive is eligible to receive 50% of his or her individual target payout, and a maximum of 145% of the target, at which the executive is entitled to receive 200% of his or her individual target payout.

From time to time, the Compensation Committee may exercise its discretion to approve bonuses outside of the Performance Compensation Plan.

Long-Term Equity Incentive Compensation

In addition to cash incentive compensation, the Compensation Committee awards equity grants. The Company believes that stock option awards further align executives’ interests with those of stockholders and focus management on building long-term stockholder value.

We generally make equity grants to our named executive officers at the time of their hire and review compensation policy annually. We also make grants during other times of the year when required for new hires, promotions and other business reasons. In determining the timing of equity grants, the Committee only considers valid business purposes and does not take into account fluctuations in the price of the Company’s common stock.

The grant date of an equity award is determined as described below:

•	if the award was approved at a special meeting of the Compensation Committee, the date of that meeting; and

•	if the award was made by the Chief Executive Officer under authority delegated to her by the Compensation Committee, the date that he signs a writing containing the key terms of the grant.

Notwithstanding the foregoing, if the award was made in connection with a new hire, the grant date is the start date of employment of such person.

The exercise price for stock options is the fair market value of the Company’s common stock on the grant date, which is set as the closing price per share of the common stock on the Nasdaq Stock Exchange for the trading day immediately preceding the grant date. As a result, the options do not have any intrinsic value to the executive unless the market price of the common stock rises.

Change in Control and other Termination Events

Severance

The Company has employment agreements with Mr. Woolf and Mr. Reinckens, which were entered into on  February 8, 2006, in connection with the expiration of Mr. Woolf’s previous agreement. This agreement provides for payments to be made to Messrs. Woolf and Reinckens upon certain termination events, including a Change in Control of the Company (as defined under their employment agreements). During fiscal year 2006 our other current named executive officers did not have employment agreements with the Company, except for the letter agreement with Mr. Jacobson described below.

The Company has a letter agreement with Mr. Jacobson under which he is entitled to receive a severance payment in an amount equal to his annual base salary at the time of termination, payable over a 12-month period from the date of termination.

Equity

No new incentive or non-qualified stock options were granted in fiscal 2006.

Compliance with Section 162(m) of the Internal Revenue Code

Section 162(m) of the Code generally disallows deductions to publicly traded companies for compensation paid to its named executive officers in excess of $1.0 million in a taxable year, with certain exceptions for qualified “performance-based compensation.” The Company considers the potential non-deductibility of certain compensation in making its compensation decisions.  For those types of compensation that can qualify as performance-based compensation, the Company attempts to meet the qualification requirements.

SUMMARY COMPENSATION TABLE

The table below sets forth the total compensation paid or earned by (i) the Company’s Chief Executive Officer and Chief Financial Officer during the fiscal year ended December 30, 2006, and (ii) the Company’s two most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers as of December 30, 2006.  For a description of any employment agreements between the Company and any named executive officers, see the “Compensation Discussion and Analysis” and the “Payments and Entitlements upon Change in Control and other Termination Events” sections of this proxy statement.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Brian Woolf Chairman and Chief Executive Officer	2006	$716,346	$200,000	$536,458	$38,885	$1,491,689

Thomas E. Reinckens President and Chief Operating Officer	2006	525,385	150,000	307,037	33,126	1,015,548

Margaret J. Feeney Executive Vice President, Finance and Chief Financial Officer	2006	243,269	50,000	76,252	4,879	374,400

Allan N. Jacobson Executive Vice President, Sourcing and Distribution (3)	2006	$296,154	—	—	$6,769	$302,923

(1)

The amounts in these columns reflect the dollar amount of awards pursuant to the Company’s equity incentive plans recognized as compensation expense for financial statement reporting purposes for the fiscal year ended December 30, 2006 in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as interpreted by Securities and Exchange Commission Staff Accounting Bulletin No. 107, (“SFAS No. 123(R)”) and thus may include amounts related to awards granted in and prior to 2006. Assumptions used in the calculation of these amounts for fiscal years ended December 30, 2006 are included in footnote 10 to the Company’s audited financial statements for the fiscal year ended December 30, 2006 in the Company’s Annual Report on Form 10-K.

(footnotes continued on next page)

(footnotes continued from previous page)

(2)

Represents $17,298 for group medical insurance, $9,954 for long-term disability insurance, $5,653 for executive life insurance, $1,857 for car allowance, $4,123 for matching contributions made by the Company on behalf of Mr. Woolf under the Company’s 401(k) savings plan.

Represents $17,298 for group medical insurance, $6,872 for long-term disability insurance, $3,717 for executive life insurance, $1,857 for car allowance, $3,382 for matching contributions made by the Company on behalf of Mr. Reinckens under the Company’s 401(k) savings plan.

Represents $1,486 for car allowance, $3,393 for matching contributions made by the Company on behalf of Ms. Feeney under the Company’s 401(k) savings plan.

Represents $6,769 for car and relocation allowances for Mr. Jacobson.

(3)	Mr. Jacobson began employment with the Company on February 21, 2006.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2006

The Company did not grant any new incentive or non-qualified stock option awards during the fiscal year ended December 30, 2006.

The table below shows the number of shares of the Company’s common stock covered by exercisable and unexerciseable stock options held by the Company’s named executive officers on December 30, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Brian Woolf	67,250	—		$ 4.69	April 12, 2012
	232,750	131,.250	(1)	12.65	July 22, 2013
	34,250	15,750	(2)	15.17	January 22, 2014

Thomas E. Reinckens	6,328	—		4.69	April 12, 2012
	121,875	65,625	(1)	12.65	July 22, 2013
	36,750	15,750	(2)	15.17	January 22, 2014

Margaret J. Feeney	27,550	15,750	(1)	12.65	July 22, 2013
	9,000	11,000	(3)	11.53	May 3, 2015

(1)                                  This award vests on July 22, 2007.

(2)                                  This award vests on January 22, 2008.

(3)                                  This award may vest, subject to performance vesting, in two equal installments of 5,000 shares on each of December 31, 2007 and 2008, with the remaining 1,000 options vesting on May 3, 2009.

The table below shows the number of shares of the Company’s common stock acquired by each named executive officer during fiscal year 2006 upon the exercise of stock options.

OPTION EXERCISES FOR FISCAL YEAR 2006

	Option Awards
	Number of
	Shares Acquired	Value Realized
	on Exercise	on Exercise
Name	(#)	($)
Brian Woolf	182,500	$3,471,843
Thomas E. Reinckens	39,922	696,731
Margaret J. Feeney	5,450	65,011
Allan N. Jacobson	—	—

CACHE 401(K) SAVINGS PLAN

The Cache 401(K) Savings Plan is a tax-qualified retirement plan generally available to all eligible employees upon completion of a 12-month period during which the employee completes 1,000 hours of service. Employees may defer up to 18% of his or her annual salary or a annual maximum contribution of $15,000, whichever is less, during the calendar year. In addition, the Company matches the first 1.25% of the first 3% deferred by each eligible employee during the calendar year.

PAYMENTS AND ENTITLEMENTS UPON CHANGE IN CONTROL AND
OTHER TERMINATION EVENTS

The following is a description of the specific circumstances relating to termination of employment and change in control of the Company that will trigger payments to each named executive officer and a calculation of the estimated payments to such officers as a result of the occurrence of such events had they occurred on December 30, 2006, the end of the Company’s fiscal year.

Brian Woolf

The Company has a three-year employment agreement with Mr. Woolf, which was entered into on February 8, 2006. This agreement provides for payments to be made to Mr. Woolf upon certain termination events, including a “Change in Control” of the Company (generally defined as (i) the acquisition of 50% or more of Company common stock, (ii) a change in the majority of the Board of Directors not approved by at least 50% of the incumbent directors or (iii) the occurrence of certain reorganizations, mergers or consolidations involving the Company).

Under Mr. Woolf’s employment agreement, if any of the following termination events (the “Termination Events”) occurs:

•                  Mr. Woolf’s employment is terminated by the Company without “Cause” (generally defined as conviction for the commission of a felony; dishonesty; refusal to follow directions of the Board; gross nonfeasance; breach of confidentiality or restrictive covenant provisions; or certain other instances of willful misconduct);

•                  Mr. Woolf’s employment is terminated by Mr. Woolf for Good Reason (as defined below);  or

•                  Mr. Woolf’s employment is terminated due to Disability (which entails his inability to perform his duties as a result of physical or mental incapacity for a period of 6 consecutive months).

In the case of a termination due to Disability, the Company shall have no further liability to Mr. Woolf, except for any unpaid salary and benefits accrued to the date of termination. In the event of Mr. Woolf’s Disability, and until Mr. Woolf reaches the age of 65, Mr. Woolf is entitled to receive payments under the Company’s applicable short-term and long-term disability plans.

During the term of Mr. Woolf’s employment agreement, the Company is required to maintain a supplemental life insurance policy on behalf of Mr. Woolf. This policy provides for a death benefit to his beneficiary of no less than three times annual salary, the proceeds of which would be paid upon his death.

If following a Change in Control, Mr. Woolf’s employment is terminated without Cause or he terminates his employment for Good Reason, then Mr. Woolf is entitled to receive a lump-sum cash severance payment equal to two times his annual salary, at the time of termination.

Mr. Woolf has “Good Reason” to terminate his employment with the Company six months after a Change in Control.

Upon a Termination Event, all time-vesting stock options granted to Mr. Woolf will fully vest.

In the case of a Change in Control, regardless of whether his employment is terminated, all stock option awards granted to Mr. Woolf will vest and will become exercisable in accordance with the stock option award agreements under which such options were granted.

Mr. Woolf is subject to non-solicitation and non-competition covenants during his employment, during the period in which he receives severance payments and, in the case where the Company terminates his employment for Cause or Mr. Woolf terminates his employment without Good Reason, for the following 24 months.

Assuming the occurrence of the following termination events and/or change in control on December 30, 2006 (the end of the Company’s 2006 fiscal year), Mr. Woolf would be entitled to receive the additional payments set out in the table below:

Potential Payments to Brian Woolf upon the Occurrence of Certain Events

Component of Compensation	Executive’s Voluntary Termination	Termination by the Company For Cause	Termination by the Executive For Good Reason	Termination by the Company Without Cause	Termination due to the Executive’s Disability		Termination upon the Executive’s Death		Change in Control of Company without the Executive’s Termination	Change in Control of Company with the Executive’s Termination
Cash Severance (base salary)	—	—	$—	$1,519,712	$—		—		—		$1,519,712
Stock Options(1)— Accelerated	—	—	$—	$—	$—		$—		$722,325		$722,325
Health & Welfare	—	—	$—	$36,259			$—		—		$36,259
Other	—	—	—	—	$1,215,000	(3)	$2,175,000	(2)	—	$

Total	—	—	$—	$1,555,971	$1,215,000		$2,175,000		$722,325		$2,278,296

(1)             For the table above as well as for all the tables that follow in this section entitled, “Potential Payments upon Change in Control or Other Termination Events”, for the stock options, the value represents the number of the option shares outstanding for the executive multiplied by the difference between the Company’s 2006 fiscal year end stock price and the option’s exercise price.

(2)             Represents the death benefit payable to Mr. Woolf’s beneficiary under basic and supplemental life insurance policies.

(3)             Represents payments under the Company’s short-term and long-term disability plans.

Thomas E. Reinckens

The Company has a three-year employment agreement with Mr. Reinckens, which was entered into on February 8, 2006. This agreement provides for payments to be made to Mr. Reinckens upon certain termination events, including a “Change in Control” of the Company (generally defined as (i) the acquisition of 50% or more of Company common stock, (ii) a change in the majority of the Board of Directors not approved by at least 50% of the incumbent directors or (iii) the occurrence of certain reorganizations, mergers or consolidations involving the Company).

Under Mr. Reinckens’s employment agreement, if any of the following termination events (the “Termination Events”) occurs:

•                  Mr. Reinckens’ employment is terminated by the Company without “Cause” (generally defined as conviction for the commission of a felony; dishonesty; refusal to follow directions of the Board; gross nonfeasance; breach of confidentiality or restrictive covenant provisions; or certain other instances of willful misconduct);

•                  Mr. Reinckens’ employment is terminated by Mr. Reinckens for Good Reason (as defined below); or

•                  Mr. Reinckens’ employment is terminated due to Disability (which entails his inability to perform his duties as a result of physical or mental incapacity for a period of 6 consecutive months).

In the case of a termination due to Disability, the Company shall have no further liability to Mr. Reinckens, except for any unpaid salary and benefits accrued to the date of termination. In the event of Mr. Reinckens’ Disability, and until Mr. Reinckens reaches the age of 65, Mr. Reinckens is entitled to receive payments under the Company’s applicable short-term and long-term disability plans.

During the term of Mr. Reinckens’ employment agreement, the Company is required to maintain a supplemental life insurance policy on behalf of Mr. Reinckens. This policy provides for a death benefit to his beneficiary of no less than three times annual salary, the proceeds of which would be paid upon his death.

If following a Change in Control, Mr. Reinckens’ employment is terminated without Cause or he terminates his employment for Good Reason, then Mr. Reinckens is entitled to receive a lump-sum cash severance payment equal to two times his annual salary, at the time of termination.

Mr. Reincken has “Good Reason” to terminate his employment with the Company six months after a Change in Control.

Upon a Termination Event, all time-vesting stock options granted to Mr. Reinckens will fully vest.

In the case of a Change in Control, regardless of whether his employment is terminated, all stock option awards granted to Mr. Reinckens will vest and will become exercisable in accordance with the stock option award agreements under which such options were granted.

Mr. Reinckens is subject to non-solicitation and non-competition covenants during his employment, during the period in which he receives severance payments and, in the case where the Company terminates his employment for Cause or Mr. Reinckens terminates his employment without Good Reason, for the following 24 months.

Assuming the occurrence of the following termination events and/or change in control on December 30, 2006 (the end of the Company’s 2006 fiscal year), Mr. Reinckens would be entitled to receive the additional payments set out in the table below:

Potential Payments to Thomas E. Reinckens upon the Occurrence of Certain Events

Component of Compensation	Executive’s Voluntary Termination	Termination by the Company For Cause	Termination by the Executive For Good Reason	Termination by the Company Without Cause	Termination due to the Executive’s Disability		Termination upon the Executive’s Death		Change in Control of Company without the Executive’s Termination	Change in Control of Company with the Executive’s Termination
Cash Severance (base salary)	—	—	$—	$1,110,962	$—		—		—	$1,110,962
Stock Options— Accelerated	—	—	$—	$—	$—		$—		$427,247	$427,247
Health & Welfare	—	—	$—	$36,259	$—		—		—	$36,259
Other	—	—	—	—	$1,285,100	(1)	$1,590,000	(2)	—	$—

Total	—	—	$—	$1,147,221	$1,285,100		$1,590,000		$427,247	$1,574,468

(1)             Represents payments under the Company’s short-term and long-term disability plans.

(2)             Represents the death benefit payable to Mr. Reinckens’ beneficiary under basic and supplemental life insurance policies.

Other Named Executive Officers

Upon a Change in Control of the Company, in accordance with the terms of the Company’s 2000 and 2003 Stock Option Plans, all stock options granted to the named executive officer automatically vest.

The Company maintains on behalf of each executive a basic life insurance policy, the proceeds of which are payable upon the death of the executive.

Assuming the occurrence of the following termination events and/or change in control of the Company on December 30, 2006 (the end of the Company’s 2006 fiscal year), each named executive officer will be entitled to receive the additional payments set out in the respective tables below.

The following table includes the additional payments to be made to Ms. Feeney upon the occurrence of the specified events.

Potential Payments to Ms. Feeney upon the Occurrence of Certain Events

Component of Compensation	Executive’s Voluntary Termination	Termination by the Company For Cause	Termination by the Executive For Good Reason	Termination by the Company Without Cause	Termination due to the Executive’s Disability	Termination upon the Executive’s Death		Change in Control of Company without the Executive’s Termination	Change in Control of Company with the Executive’s Termination
Cash Severance (base salary)	—	—	—	$—	—	—		—	$—
Stock Options— Accelerated	—	—	—	—	—	—		$253,614	$253,614
Health & Welfare	—	—	—	$—	$—	—		—	$—
Other	—	—	—	—	$—	$250,000	(1)	—	—

Total	—	—	—	$—	$—	$250,000		$253,614	$253,614

(1)             Represents payments under basic life insurance policy.

Allan N. Jacobson

As described in the “Compensation Discussion and Analysis” section of this proxy statement, Mr. Jacobson has a letter agreement with the Company under which, if the Company terminates his employment for any reason other than for “cause”, prior to March 1, 2007, he is entitled to receive a severance payment in an amount equal to his annual base salary at the time of termination, payable over a12-month period from the date of termination. Under the letter agreement, he is required to sign a general release in favor of the Company in order to receive these severance payments.

The following table includes the additional payments to be made to Mr. Jacobson upon the occurrence of the specified events:

Potential Payments to Mr. Jacobson upon the Occurrence of Certain Events

Component of Compensation	Executive’s Voluntary Termination	Termination by the Company For Cause	Termination by the Executive For Good Reason	Termination by the Company Without Cause	Termination due to the Executive’s Disability	Termination upon the Executive’s Death		Change in Control of Company without the Executive’s Termination	Change in Control of Company with the Executive’s Termination
Cash Severance (base salary)	—	—	—	$350,000	—	—		—	$350,000
Stock Options— Accelerated	—	—	—	—	—	—		$—	$—
Health & Welfare	—	—	—	$—	$—	—		—	$—
Other	—	—	—	—	$—	$350,000	(1)	—	—

Total	—	—	—	$350,000	$—	$350,000		$—	$350,000

(1)             Represents payments under basic life insurance policy.

DIRECTOR COMPENSATION

The Board determines and reviews director compensation annually. In its review, the Board considers compensation paid to directors at similarly situated companies and the time commitments required of the directors. The Board will also receive advice and recommendations from an outside compensation consultant regarding director compensation, starting in fiscal 2007.

Mr. Woolf, who is a Director and employee of the Company does not receive any compensation for serving on the Board of Directors of the Company. Directors who are not employees of the Company generally receive an annual retainer of $20,000, payable in monthly installments.

The following Table lists the compensation paid to the Company’s non-executive directors during fiscal year 2006.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2006

Name	Fees Earned or Paid in Cash ($)	All Other Compen- sation ($)		Total ($)
Gene G. Gage	$20,000	$—		$20,000
Arthur S. Mintz	20,000	—		20,000
Andrew M. Saul	—	11,930	(1)	11,930
Morton J. Schrader	20,000	—		20,000

(1)             Mr. Saul is a non-employee director, who previously has served as Chairman of the Board of Directors of the Company. He is compensated by participation in our group medical insurance program at a cost of $11,930 in fiscal 2006.

Indemnification of Directors and Executive Officers

Our Articles of Incorporation require us, to the extent permitted by law, to indemnify our directors and officers against any personal liabilities incurred as a result of their positions as directors or officers of our company.

We maintain directors’ and officers’ insurance providing indemnification for our directors, officers and management employees for liabilities arising as a result of their services to us.

The indemnification provision in our articles of incorporation may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the cost of settlement and damage awards against any of our directors and officers under indemnification provisions. We believe that these indemnification provisions are necessary to attract and retain qualified directors and officers.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of the Company’s directors, officers and employees.  The Code of Ethics is available on our website at www.cache.com.  We will disclose any amendment to, other than technical, administrative or non-substantive amendments, or waiver of its code of ethics granted to a director or executive officer by filing a Form 8-K disclosing the amendment or waiver within four business days.

ITEM 12.	PRINCIPAL STOCKHOLDERS AND SHARE OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 30, 2007 concerning the beneficial ownership of the Company’s common stock by (i) each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding common stock, (ii) each current director, (iii) the executive officers listed in the Summary Compensation Table above, and (iv) all current directors and executive officers as a group. Except as otherwise indicated, each stockholder listed below has sole voting and investment power with respect to his/her shares of common stock. The Securities and Exchange Commission has defined the term “beneficial ownership” to include any person who has or shares voting power or investment power with respect to any security or who has the right to acquire beneficial ownership of any security within 60 days.

Name of Beneficial Owner	No. of Shares of Common Stock	Percent of Class
Vardon Capital, LLC and affiliates (1)	2,024,707	12.4%
Andrew M. Saul and affiliates (2)	1,459,690	9.0%
Royce and Associates LLC (3)	1,389,150	8.5%
Brian Woolf (4)	347,750	2.1%
Thomas E. Reinckens (4)	187,453	1.1%
Margare J. Feeney (4)	42,000	*
Allan N. Jacobson (4)	—	*
Morton J. Schrader (4)	19,500	*
Gene G. Gage (4)	—	*
Arthur S. Mintz (4)	—	*
All Current Executive Officers and Directors as a Group (8 persons)	2,056,393	12.2%

*                    Less than 1%

(1)             In a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2007, Vardon Capital Management, LLC. (“Vardon”); Vardon Capital, LLC; Richard W. Shea, Jr.; Vardon Partners, LP; Vardon Partners II, LP; Vardon Continuum Fund, LP; Vardon International, Ltd.; Vardon International BP, Ltd.; Vardon Focus Fund, LP; Vardon Focus Fund II, LP; Vardon Focus Fund International, Ltd.; Vardon Focus International BP, Ltd., reported beneficial ownership of 2,024,707 shares. Vardon is the beneficial owner of, and has shared voting power over, 2,024,707. The address for the Domestic Funds is 120West 45th Street, 17th Floor, New York, NY 10036. The address for the Offshore Funds is Admiral Financial Center, P.O. Box 32021 SMB, 90 Fort Street, Grand Cayman, Cayman Islands, B.W.I.

(b)            In an amended Schedule 13G filed with the Securities and Exchange Commission on November 21, 2006, Andrew M. Saul, Joseph E. Saul and Norma G. Saul reported beneficial ownership of 1,459,690 shares, of which Andrew M. Saul has sole voting power to vote or direct the vote of 425,630 shares. As of April 2007, Norma G. Saul now has sole voting power to vote or direct the vote of 702,460 shares previously controlled by Joseph E. Saul as well as sole voting power to vote or direct the vote 331,600 shares. The address for each of Andrew M. Saul and Norma G. Saul is: c/o Saul Partners, LP, 9 West 57th Street, New York, NY 10019.

(3)             In an amended Schedule 13G filed with the Securities and Exchange Commission on January 31, 2007, Royce and Associates, LLC, reported beneficial ownership of 1,389,150 shares and sole and the sole voting power and sole dispositive power over 1,389,150 common shares. The address for Royce and Associates, LLC is: Royce and Associates, 1414 Avenue of the Americas, New York, NY 10019.

(4)             The shares listed include shares subject to stock options that are or will become exercisable within 60 days of April 30, 2007 as follows: Mr. Woolf, 334,250 shares; Mr.Reinckens, 164,953 shares and Ms. Feeney, 36,550 shares. The address for Cache officers and directors is; c/o Cache, Inc. 1440 Broadway, 5th floor, New York NY 10018.

See Item 5 in Part II of our 10-K filed on March 16, 2007 for information regarding “Securities Authorized For Issuance Under Equity Compensation Plans.”

SECTION 16(a) BENEFICIAL

OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and certain officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission and the New York Stock Exchange reports of their ownership and changes in their ownership of common stock. Based solely on a review of copies of Section 16(a) reports furnished to the Company, or written representations from certain reporting persons, the Company believes that during fiscal year 2006 all transactions were reported on a timely basis, except for the following instances: Officer Lisa Decker filed one late Form 4; Officer Joanne Marselle filed one late Form 4; and Officer Allan Jacobson filed one late Form 3.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

See Also “Executive Compensation—Compensation Committee Interlocks and Insider Participation.”

As of April 30, 2007, the Sauls beneficially owned in the aggregate 1,459,690 shares of the Company’s outstanding Common Stock, representing approximately 9.0% of the Company’s outstanding Common Stock.  See “Principal Shareholders and Share Ownership by Management.”

See also “Market for the Registrant’s Common Stock and Related Stockholder Matters” under Part II, Item 5 of Registrant’s report on Form 10-K for the fiscal year ended December 30, 2006, previously filed with the Securities and Exchange Commission.

ITEM 14.               PRINCIPAL ACCOUNTING FIRM FEES

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2005 (Fiscal 2005) and December 30, 2006 (Fiscal 2006) by KPMG LLP and Deloitte & Touche LLP. Deloitte & Touche LLP replaced KPMG LLP during the first quarter of Fiscal 2005.

Fees	Fiscal 2005 Amount	Fiscal 2005 Amount
Audit Fees	$320,000	$295,400
Audit-Related Fees	$403,000	$633,000
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$723,000	$928,400

The Audit Committee of the Board of Directors has considered whether the provision of these services is compatible with maintaining the principal accountants’ independence.

Audit fees includes fees for annual audit and reviews of the Company’s quarterly reports on Form 10-Q, as well as statutory audits and audits of subsidiaries.

Audit-related fees include fees for audits of benefit plans and audits related to a secondary stock offering, as well as testing of internal controls for Sarbannes-Oxley compliance during Fiscal 2005 and Fiscal 2006.

All other fees include fees for evaluations and advisory services.  The Audit Committee has implemented a procedure to require pre-approval of all services performed by the independent auditors.

Consequently during Fiscal 2005 and 2006, any project which management hired the principal accountants to perform was presented to the Audit Committee, along with an estimate of the costs to be incurred.  The Audit Committee would review and approve the estimate.  The Audit Committee was updated by management, if additional costs were incurred.  All projects performed by the independent auditors were approved by the Audit Committee, during Fiscal 2005 and 2006.

Signatures

Pursuant to the requirement of section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	April 30, 2007
CACHE, INC.

BY:	/s/ Brian Woolf
Brian Woolf
Chairman and Chief
Executive Officer
(Principal Executive Officer)

BY:	/s/ Margaret Feeney
Margaret Feeney
Executive Vice
President and Chief
Financial Officer