Form 10-Q
period 2007-03-31
CACHE INC
filed 2007-05-10
CIK 350199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2007
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

               Large Accelerated   Accelerated    Non-Accelerated
               Filer |_|           Filer |X|      Filer |_|

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

    As of April 30, 2007, 16,296,733 common shares were outstanding.

                          CACHE, INC. AND SUBSIDIARIES

                                     INDEX



 PART I. FINANCIAL INFORMATION

  Item 1. Condensed Consolidated Financial Statements (unaudited) Condensed Consolidated Balance Sheets as of
               March 31, 2007, December 30, 2006 and April 1, 2006         3
               Condensed Consolidated Statements of Income for
               the thirteen weeks ended March 31, 2007 and
               April 1, 2006                                               4
               Condensed Consolidated Statements of Cash Flows
               for the thirteen weeks ended March 31, 2007 and
               April 1, 2006                                               5
               Notes to the Condensed Consolidated Financial
               Statements                                                  6
  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations               9
  Item 3.      Quantitative and Qualitative Disclosures About Market Risk 14
  Item 4.      Controls and Procedures                                    15


 PART II. OTHER INFORMATION


  Item 6.      Exhibits                                                   15

 SIGNATURES                                                               16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          CACHE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    March 31,     December 30,     April 1,
ASSETS                                                2007            2006           2006
                                                  ------------- --------------- ---------------
                                                   (Unaudited)                     (Unaudited)
Current assets:
        Cash and equivalents                      $  9,106,000  $  19,363,000     $ 22,185,000
        Marketable Securities                       51,942,000     42,094,000       34,552,000
        Receivables, net                             4,418,000      4,794,000        3,697,000
        Inventories                                 36,135,000     34,829,000       34,427,000
        Prepaid expenses and other current assets    8,063,000      7,217,000        1,737,000
                                                  ------------- --------------- ---------------
           Total current assets                    109,664,000    108,297,000       96,598,000


Equipment and leasehold improvements, net           50,493,000     50,450,000       54,059,000

Other assets                                           444,000        439,000          886,000
                                                  ------------- --------------- --------------

           Total assets                           $160,601,000  $ 159,186,000    $ 151,543,000
                                                  ============= =============== ===============

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                          $ 12,523,000  $  11,702,000    $  16,027,000
        Income taxes payable                               ---            ---          872,000
        Accrued compensation                         2,571,000      1,689,000        2,560,000
        Accrued liabilities                         10,441,000     11,515,000       12,624,000
                                                  ------------- --------------- --------------
           Total current liabilities                25,535,000     24,906,000       32,083,000


Other liabilities                                   16,103,000     15,749,000       16,171,000
Deferred income taxes, net                           1,882,000      2,068,000        2,042,000

Commitments and
contingencies


STOCKHOLDERS' EQUITY

  Common stock, par value $.01; authorized,
  20,000,000 shares; issued and outstanding
  16,287,483, 16,275,708 and 15,785,553                163,000        163,000          158,000

  Additional paid-in capital                        45,119,000     44,646,000       35,978,000
  Retained earnings                                 71,799,000     71,654,000       65,111,000
                                                  ------------- --------------- ---------------
           Total stockholders' equity              117,081,000    116,463,000      101,247,000
                                                  ------------- --------------- ---------------
           Total liabilities and
           stockholders' equity                   $160,601,000   $159,186,000     $151,543,000
                                                  ============= =============== ===============


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                          CACHE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                                  (Unaudited)


                                                        March 31,         April 1,
                                                          2007              2006
                                                       -----------       -----------

Net sales                                              $64,355,000        $63,821,000

Cost of sales, including                                35,364,000         34,639,000
buying and occupancy                                   -----------       ------------

Gross profit                                            28,991,000         29,182,000
                                                       -----------       ------------

Expenses
    Store operating expenses                            24,018,000         22,054,000
    General and administrative expenses                  5,462,000          4,824,000
                                                       -----------       ------------
         Total expenses                                 29,480,000         26,878,000
                                                       -----------       ------------

Operating income (loss)                                   (489,000)         2,304,000


Other income:
    Interest income                                        726,000            529,000
                                                       -----------        -----------

Income before income taxes                                 237,000          2,833,000

Income tax provision                                        92,000          1,105,000
                                                       -----------        -----------


Net income                                             $   145,000         $1,728,000
                                                       ===========        ===========



Basic earnings per share                                    $0.01               $0.11
                                                        ==========        ===========

Diluted earnings per share                                  $0.01               $0.11
                                                        ==========        ===========



Basic weighted average                                  16,283,000         15,776,000
shares outstanding
                                                        ==========        ===========

Diluted weighted average                                16,766,000         16,236,000
shares outstanding                                      ==========        ===========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                           CACHE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THIRTEEN WEEKS ENDED
                                    (Unaudited)



                                                        March 31,         April 1,
                                                          2007              2006
                                                       -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $  145,000       $ 1,728,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                     2,719,000         2,749,000
      Non-cash compensation expense                       310,000           330,000
      Decrease in deferred income tax liabilities        (186,000)          (77,000)
      Amortization of deferred rent                      (297,000)         (389,000)
      Gift card breakage                                  (98,000)            ---
      Other, net                                           (5,000)          (22,000)

Change in assets and liabilities:
Decrease in receivables                                   376,000         2,037,000
Increase in inventories                                (1,306,000)       (1,642,000)
Decrease (increase) in prepaid expenses and other
current assets                                           (846,000)        3,745,000
Increase (decrease) in accounts payable                   821,000        (2,377,000)
Increase in income taxes payable                              ---           872,000
Increase (decrease) in accrued liabilities and
accrued compensation                                    1,966,000          (651,000)
                                                       -----------       -----------
Net cash provided by operating activities               3,599,000         6,303,000
                                                       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Purchase of marketable securities                     (22,916,000)      (23,666,000)
Maturities of marketable securities                    13,068,000        25,634,000
Payments for equipment and leasehold improvements      (4,171,000)       (3,032,000)
                                                       -----------       -----------
Net cash used in investing activities                 (14,019,000)       (1,064,000)
                                                       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Proceeds from the issuance of common stock                163,000           193,000
                                                       -----------       -----------
Net cash provided by financing activities                 163,000           193,000
                                                       -----------       -----------
Net increase (decrease) in cash and equivalents       (10,257,000)        5,432,000
Cash and equivalents, at beginning of period           19,363,000        16,753,000
                                                       -----------       -----------
Cash and equivalents, at end of period                 $9,106,000       $22,185,000
                                                       ===========      ============
Supplemental disclosure of cash flow information:
Income taxes paid                                      $    5,000       $    60,000
Accrued equipment and leasehold improvements           $  590,000       $ 2,191,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                  CACHE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

References to the "Company," "we," "us," or "our" means Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. We currently operate two chains of women's apparel specialty stores, of which 281 stores are operated under the trade name "Cache" and 16 stores are operated under the trade name "Cache Luxe".

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

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 30, 2006, which are included in the Company's Annual Report on Form 10-K with respect to such period filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The December 30, 2006 condensed consolidated balance sheet amounts are derived from the Company's audited consolidated financial statements.

The Company's Fiscal Year ("Fiscal Year" or "Fiscal") refers to the 52 or 53 weeks, as applicable, ending the Saturday nearest to December 31. The years ended December 29, 2007 ("Fiscal 2007"), December 30, 2006 ("Fiscal 2006") and December 31, 2005 ("Fiscal 2005") are each 52-week years.


2. STOCK BASED COMPENSATION

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. During the 13-week periods ended March 31, 2007 and April 1, 2006, the Company recognized approximately $310,000 ($189,000 after tax or $0.01 per diluted share) and $330,000 ($201,000 after tax or $0.01 per diluted share) in share-based compensation expense. The grant date fair value is calculated using the Black-Scholes option valuation model. There were no options granted during the 13-week period ended March 31, 2007 and April 1, 2006. For the 13-week periods ended March 31, 2007 and April 1, 2006, there were no excess tax benefits realized from the exercise of stock options.


3. BASIC AND DILUTED EARNINGS PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per share has been computed based upon the weighted average of common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.

Earnings per common share has been computed as follows:


                                          13-Weeks Ended
                                      -----------------------
                                      March 31,      April 1,
                                        2007           2006
                                      ---------      --------
Net income                             $145,000    $1,728,000
Basic weighted number of average
   shares outstanding                16,283,000    15,776,000

Incremental shares from assumed
issuances of stock options              483,000       460,000

Diluted weighted average number of
of shares outstanding                16,766,000    16,236,000

Net income per share - Basic              $0.01         $0.11
                     - Diluted            $0.01         $0.11

Options to purchase 10,000 common shares with an exercise price of $18.30 per share were excluded from the computation of diluted earnings per share, for the 13-week period in fiscal 2006, because the exercise price was greater than the market price.

4. RECENT  DEVELOPMENTS.

On May 9, 2007, we announced that we entered into an agreement in principle, through the signing of a letter of intent, to acquire certain assets of Adrienne Victoria Designs, Inc. ("AV"), our largest supplier. We expect this acquisition, which is expected to close on or around June 30, 2007, to be accretive to fiscal 2007 earnings. Based in New York, Adrienne Victoria Designs is a design, sourcing and manufacturing company. Adrienne and Robert Kantor, the Company's founders will join Cache, with Adrienne assuming responsibility for all aspects of merchandising and design and Robert assuming responsibilities in manufacturing.

5. RECENT ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, FASB issued Interpretation No. 48 ("FIN 48"), "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB No. 109, "ACCOUNTING FOR INCOME TAXES." FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition,
classification,   interest  and  penalties,   accounting  in  interim   periods,
disclosures and transition. The Company adopted the provisions of FIN 48, effective December 31, 2006. The adoption of FIN 48 did not have a material impact on the consolidated financial statements. The Company classifies any interest and penalty payments or accruals within operating expenses on our financial statements. There were no accruals of interest and penalties, nor were there any unrecognized tax benefits at the date of adoption of FIN 48. The Internal Revenue Service has reviewed the Company's income tax returns through the period ended January 1, 2005 and proposed no changes to the tax returns filed by the Company.

In February, 2006, FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES," ("SFAS No. 159"), which amends the accounting for assets and liabilities in financial statements in accordance with SFAS No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after December 15, 2007. The Company does not expect this statement to have a material impact on the consolidated financial statements.

Effective December 31, 2006, the Company adopted EITF No. 06-03 "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement." The Company records revenues net of applicable sales tax in our consolidated statements of income.

6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                       March 31,    December 30,     April 1,
                                         2007           2006           2006
                                     ------------   ------------   ------------

 Leasehold improvements             $ 52,945,000   $ 51,320,000   $ 52,860,000
 Furniture, fixtures and equipment    46,202,000     45,687,000     53,136,000
                                     ------------   ------------   ------------
                                      99,147,000     97,007,000    105,996,000

 Less: accumulated depreciation
    and amortization                 (48,654,000)   (46,557,000)   (51,937,000)
                                     ------------   ------------   ------------

                                    $ 50,493,000   $ 50,450,000   $ 54,059,000
                                     ============   ============   ============

7. ACCRUED LIABILITIES

                                       March 31,    December 30,     April 1,
                                         2007           2006           2006
                                     ------------   ------------   ------------

 Operating expenses                 $  3,825,000   $  2,978,000   $  2,507,000
 Other taxes                           1,765,000      2,190,000      1,933,000
 Group insurance                         744,000        737,000        624,000
 Sales return reserve                  1,018,000        845,000        902,000
 Leasehold additions                     590,000      2,000,000      2,191,000
 Other customer deposits and credits   2,499,000      2,765,000      4,467,000
                                     ------------   ------------   ------------

                                    $ 10,441,000   $ 11,515,000   $ 12,624,000
                                     ============   ============   ============

Leasehold additions generally represent a liability to general contractors for a
final  10%  payable  on  construction   contracts  for  store   construction  or
renovations.

8. BANK DEBT

During November 2005, the Company reached an agreement with its bank to amend the amount available under the Amended Revolving Credit Facility. Pursuant to the Amended Revolving Credit Facility, $17,500,000 is available until expiration at November 30, 2008. The amounts outstanding under the credit facility bear interest at a maximum per annum rate equal to the bank's prime rate, currently 8.25% at March 31, 2007, less 0.25%. The agreement contains selected financial and other covenants. Effective upon the occurrence of an Event of Default under the Amended Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. The Company has at all times been in compliance with all loan covenants.

There have been no borrowings against the line of credit during fiscal 2006 and the first quarter of fiscal 2007. There were outstanding letters of credit of $0.6 million, $1.1 million and $0.7 million, pursuant to the Amended Revolving Credit Facility, at March 31, 2007, December 30, 2006 and April 1, 2006, respectively.

9. LILLIE RUBIN EXIT COSTS

During fiscal 2006, the Company recorded a pre-tax charge of $5.7 million for asset impairment and store closing costs for the exit of the Lillie Rubin business. The Company closed the last three Lillie Rubin stores during the first fiscal quarter of fiscal 2007. The Company did not incur significant additional exit costs upon the closing of these remaining properties.

The following is a summary of the activity in the reserve for exit costs:

                           BALANCE
                         BEGINNING OF                  CASH       BALANCE END
                            YEAR          CHARGES    PAYMENTS      OF PERIOD
Contractual
 termination costs        $385,000         $---     $307,000      $78,000
Severance costs            $43,000          ---      $43,000          ---

10. CONTINGENCIES

The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe that the resolution of these matters will result in a material loss. We have not provided any third party financial guarantees as of and for the 13-week periods ended March 31, 2007 and April 1, 2006.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 13-week periods ended March 31, 2007 and April 1, 2006, expressed as a percentage of net sales. Amounts include the combined results of our Cache, Cache Luxe and Lillie Rubin stores.

                                          13-Weeks Ended
                                      ------------------------
                                      March 31,       April 1,
                                        2007            2006
                                      ---------       --------

Sales                                   100.0%          100.0%
Cost of sales                            55.0            54.3
Gross profit                             45.0            45.7
Store operating expenses                 37.3            34.6
General and administrative
expenses                                  8.5             7.6
Operating income (loss)                  (0.8)            3.6
Interest income                           1.1             0.8
Income before income taxes                0.4             4.4
Income taxes                              0.1             1.7
Net income                                0.2             2.7

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

                                          13-Weeks Ended
                                      ------------------------
                                      March 31,       April 1,
                                        2007            2006
                                      ---------       --------
Total store count at end
of period                                297            302
Net sales growth                         0.8%           1.6%
Comparable store sales
growth                                   3.0%           1.0%
Average sales per
transaction growth (decrease)           (8.0%)          9.0%
Average number of
transactions growth (decrease)          11.0%          (5.0%)
Net sales per average
square foot                             $107           $107
Total square footage (in
thousands)                               600            616

NET SALES

Net sales increased to $64.4 million from $63.8 million, an increase of $534,000, or 0.8%, over the same 13-week period last year. This reflects $1.4 million of additional net sales as a result of a 3% increase in comparable store sales at Cache stores. Non-comparable sales decreased $871,000 during the current period, as a result of the reduction of $4.9 million in net sales for Lillie Rubin stores open in the first quarter of fiscal 2006, which was partially offset by sales at new store locations of approximately $4.0 million, during the current 13-week period. The increase in net sales in Fiscal 2007 at Cache stores reflected an 11% increase in sales transactions, which was partially offset by an 8% decrease in average dollars per transaction, primarily due to the increase in markdown sales.

GROSS PROFIT

Gross profit decreased to $29.0 million from $29.2 million, a decrease of $191,000, or 0.7%, as compared to the same 13-week period last year. This decrease was primarily due to greater markdowns taken in our sportswear assortment in the current period, which was partially offset by higher initial gross margins from increased direct sourcing of merchandise, as compared to last year. In addition, buying and occupancy expenses rose as a percent of sales in the current period, primarily due to the relatively small increase in sales, during the current period. As a percentage of net sales, gross profit decreased to 45.0% from 45.7%, last year.

STORE OPERATING EXPENSES

Store operating expenses increased to $24.0 million from $22.1 million, an increase of $1.9 million, or 8.9%, over the prior year 13-week period. As a percentage of net sales, store operating expenses increased to 37.3% from 34.6% for the 13-week period last year. This increase reflects the impact of newer stores, which have not achieved a mature sales volume level as compared to the existing store base. The increase in store operating expenses was principally due to higher marketing expenses ($1.8 million) and payroll expense ($281,000), which were partially offset by lower charges in several expense categories.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $5.5 million from $4.8 million, an increase of $638,000, or 13.2%, over the same 13-week period last year. As a percentage of net sales, general and administrative expenses increased to 8.5% from 7.6%, due to higher professional fees ($641,000), principally public company costs, as compared to last year.

INTEREST INCOME

Interest income increased to $726,000 from $529,000 in the same 13-week period last year, primarily due to higher average cash balances.

INCOME TAXES

Income taxes decreased to $ 92,000 from $1.1 million, as compared to the 13-week period last year. The decrease was primarily attributable to lower taxable income in fiscal 2007. The estimated effective tax rate for both 13-week periods in fiscal 2007 and fiscal 2006 was 39.0%.

NET INCOME

As a result of the factors discussed above, net income decreased to $145,000 from $1.7 million for the prior year 13-week period.

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores and to improve and enhance our information technology systems. During the 13-week period ended March 31, 2007, we generated $3.6 million of cash flow from operations as compared to $6.3 million generated in the same period in fiscal 2006. We expect to continue to meet our operating cash requirements primarily through cash flows from operating activities, existing cash and cash equivalents, and short-term investments. In addition, we have available a $17.5 million revolving credit facility (the "credit facility") with Bank of America Retail Finance, under which we have not had outstanding borrowings for several years. At March 31, 2007, we had working capital of $84.1 million, cash and marketable securities of $61.0 million and no third party debt outstanding.

The following table sets forth our cash flows for the period indicated:

                                                            -------------------------
                                                                 13-Weeks ended
                                                            -------------------------
                                                             March 31,     April 1,
                                                               2007          2006
                                                            ------------  -----------
Net cash provided by operating activities...............    $3,599,000    $6,303,000
Net cash used in investing activities...................   (14,019,000)   (1,064,000)
Net cash provided by financing activities...............       163,000       193,000
                                                          --------------  -----------
Net increase (decrease) in cash and equivalents.........  ($10,257,000)   $5,432,000
                                                          ==============  ===========

During the 13-week period ended March 31, 2007, cash and cash equivalents decreased by $10.3 million, primarily due to net purchases of marketable securities ($9.8 million). Increases in cash flows for the current period, included depreciation expense ($2.7 million), a decrease in receivables
($376,000), a seasonal increase in accounts payable ($821,000), as well as a seasonal increase in accrued liabilities ($2.0 million), which was partially offset by a seasonal increase in inventories ($1.3 million), an increase in prepaid expenses ($846,000) and capital expenditures for our new store expansion and remodeling program totaling $4.2 million.

We plan to open approximately 10-15 new stores during fiscal 2007. The Company opened four new Cache stores in the first quarter of fiscal 2007. We renovated 4 existing stores in the first quarter of fiscal 2007. We spent approximately $4.2 million through March 31, 2007 and expect to spend an additional $6-7 million during the balance of fiscal 2007, for both new store and existing store construction and remodeling, as well as the upgrade of the existing POS computer system.

There have been no borrowings against the line of credit during fiscal 2006 and the first quarter of fiscal 2007. There were outstanding letters of credit of $0.6 million, $1.1 million and $0.7 million, pursuant to the credit facility, at March 31, 2007, December 30, 2006 and April 1, 2006, respectively.

INFLATION

We do not believe that our sales revenue or operating results have been materially impacted by inflation during the past two fiscal years. There can be no assurance, however, that our sales revenue or operating results will not be impacted by inflation in the future.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements in our fiscal 2006 10-K. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results will differ from these under different assumptions or conditions.

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

     o    store closings; or

     o    underperforming business trends.

In the evaluation of the fair value and future benefits of finite long-lived assets, we perform an analysis by store of the anticipated undiscounted future net cash flows of the related finite long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges were incurred in fiscal 2004 and 2005, respectively. In fiscal 2006, the Company recorded an impairment charge of $101,000, related to one store, that the Company closed in early 2007.

SELF INSURANCE. We are self-insured for losses and liabilities related primarily to employee health and welfare claims. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for fiscal 2004, 2005 and 2006. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. We maintain stop-loss insurance coverage, which covers us for benefits paid in excess of limits, as defined in the plan.

GIFT CARDS, GIFT CERTIFICATES AND CREDITS. The Company sells gift cards and gift certificates ("Gift Cards") and issues credits to its customers when merchandise is returned. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card being redeemed by the customer is remote (Gift Card breakage) and the Company determines that it does not have a legal obligation to remit the value of unredeemed Gift Cards to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns. Breakage income represents the balance of Gift Cards, for which the Company believes the likelihood of redemption by the customer is remote. At that time, the Company will recognize breakage income for those Gift Cards.

During the third quarter of fiscal 2006, the Company formed a new subsidiary to handle all Gift Card sales and maintain the liability related to Gift Cards. As a result of transferring all existing obligations to the newly formed subsidiary, the Company recognized $2.4 million of breakage income, within net sales, in the third quarter related to Gift Cards sold/issued since the inception of the Gift Card program. The Company recognized $98,000 of breakage income during the period ended March 31, 2007. There was no breakage income recognized for the same period in the prior year.

REVENUE RECOGNITION. Sales are recognized at the "point of sale," which occurs when merchandise is sold in an "over-the-counter" transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges or credits to earnings resulting from revisions to estimates on our sales return provision for fiscal 2004, 2005 and 2006, have not been material. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred for shipping and handling are included in cost of sales.

INCOME TAXES. The Company accounts for income taxes in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME TAXES." This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company's best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of March 31, 2007, the Company did not have any tax contingencies. The Company adopted the provisions of FIN 48, effective December 31, 2006. The impact of adoption did not have a material impact on the consolidated financial statements.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the following types of market risk-fluctuations in the purchase price of merchandise, as well as other goods and services: the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to our inventory turn rate and our historical ability to pass through the impact of any generalized changes in our cost of goods sold to our customers through pricing adjustments, commodity and other product risks are not expected to be material. We purchase substantially all merchandise in U.S. dollars.

Our exposure to market risk for changes in interest rates relates to cash, cash equivalents and marketable securities. As of March 31, 2007, our cash, equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate and U.S. treasury instruments, as well as municipal bonds which bear interest at a fixed rate. Due to the average maturity and the conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13(a)-15(b). Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007 due to the material weakness in our internal control over financial reporting, identified during the Company's assessment of internal control over financial reporting as of December 30, 2006 and reported in our fiscal 2006 Annual Report on Form 10-K. We continue our efforts to remediate this material weakness through ongoing process improvements and the implementation of enhanced policies and hiring additional personnel, engaging third-party tax, financial and financial systems consultants, improving quality control standards, and providing additional training and education to our financial reporting and accounting personnel. Accordingly, this material weakness is not yet fully remediated. No material weaknesses will be considered remediated until the remedial procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively.

To compensate for this material weakness, the Company performed additional analysis and other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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


                                      Dated:      May 10, 2007

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


                  May 10, 2007                  By:   /s/ Brian Woolf
                                                     ------------------
                                                Brian Woolf
                                                Chairman and Chief
                                                Executive Officer
                                                (Principal Executive
                                                Officer)

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

                  May 10, 2007             By:    /s/ Margaret Feeney
                                                 --------------------
                                                 Margaret Feeney
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT 32.1
                           CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to, and solely for the purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), each of the undersigned hereby certifies in the capacity and on the date indicated below that:

     1. The Quarterly Report of Cache, Inc. on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Cache, Inc.


                  May 10, 2007               BY:  /s/ Brian Woolf
                                                  ------------------
                                                  Brian Woolf
                                                  Chairman and Chief
                                                  Executive Officer
                                                  (Principal Executive
                                                  Officer)


                  May 10, 2007               By:   /s/ Margaret Feeney
                                                  --------------------
                                                  Margaret Feeney
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)