Form 10-Q
period 2007-06-30
CACHE INC
filed 2007-08-09
CIK 350199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from..........to.............
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "Accelerated Filer" and "Large Accelerated Filer" in Rule 12b-2 of the Exchange Act.

        Large Accelerated Filer  Accelerated Filer   Non-Accelerated Filer
        [ ]                      [X]                 [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     As of July 31, 2007, 16,296,733 common shares were outstanding.

                          CACHE, INC. AND SUBSIDIARIES

                                      INDEX


  PART I. FINANCIAL INFORMATION

   Item 1. Condensed Consolidated Financial Statements (unaudited) Condensed Consolidated Balance Sheets as of June 30,
                2007, December 30, 2006 and July 1, 2006                     3
                Condensed Consolidated Statements of Income for
                the twenty-six and thirteen weeks ended June 30,
                2007 and July 1, 2006                                        4
                Condensed Consolidated Statements of Cash Flows
                for the twenty-six weeks ended June 30, 2007 and
                July 1, 2006                                                 6
                Notes to the Condensed Consolidated Financial
                Statements                                                   7
   Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         11
   Item 3.      Quantitative and Qualitative Disclosures About
                Market Risk                                                 16
   Item 4.      Controls and Procedures                                     17


  PART II. OTHER INFORMATION


   Item 6.      Exhibits                                                    17

  SIGNATURES                                                                18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                                                           CACHE INC. AND SUBSIDIARIES
                                                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      June 30,                December 30,             July 1,
ASSETS                                                                  2007                      2006                  2006
                                                                --------------------     -------------------     -------------------
                                                                     (Unaudited)                                     (Unaudited)
Current assets:
    Cash and equivalents                                        $        16,466,000      $       19,363,000      $     35,578,000
    Marketable securities                                                49,546,000              42,094,000            20,426,000
    Receivables, net                                                      2,944,000               4,794,000             3,176,000
    Inventories                                                          32,215,000              34,829,000            30,147,000
    Prepaid expenses and other current assets                             6,734,000               7,217,000             6,570,000
                                                                -------------------      ------------------      ----------------
                          Total current assets                          107,905,000             108,297,000            95,897,000


Equipment and leasehold improvements, net                                49,544,000              50,450,000            50,781,000

Other assets                                                                457,000                 439,000               434,000
                                                                -------------------      ------------------      ----------------

                          Total assets                          $       157,906,000      $      159,186,000      $    147,112,000
                                                                ===================      ==================      ================



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                            $        10,844,000      $       11,702,000      $     11,569,000
    Accrued compensation                                                  1,710,000               1,689,000             1,542,000
    Accrued liabilities                                                   9,120,000              11,515,000            13,420,000
                                                                -------------------      ------------------      ----------------
                          Total current liabilities                      21,674,000              24,906,000            26,531,000


Other liabilities                                                        15,681,000              15,749,000            15,450,000
Deferred income taxes, net                                                1,779,000               2,068,000             1,926,000

Commitments and contingencies


STOCKHOLDERS' EQUITY

    Common stock, par value $.01; authorized, 20,000,000
      shares; issued and outstanding 16,296,733, 16,275,708
      and 15,791,003                                                        163,000                 163,000               158,000
    Additional paid-in capital                                           45,526,000              44,646,000            36,278,000
    Retained earnings                                                    73,083,000              71,654,000            66,769,000
                                                                -------------------      ------------------      ----------------
                          Total stockholders' equity                    118,772,000             116,463,000           103,205,000
                                                                -------------------      ------------------      ----------------

                          Total liabilities and stockholders'
                          equity                                $       157,906,000      $      159,186,000      $    147,112,000
                                                                ===================      ==================      ================


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                                                 CACHE, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                               FOR THE TWENTY-SIX WEEKS ENDED
                                                         (UNAUDITED)

                                                                              June 30,                 July 1,
                                                                               2007                     2006
                                                                       -----------------         ---------------

Net sales                                                              $     135,381,000         $   135,503,000

Cost of sales, including buying and occupancy                                 72,456,000              71,024,000
                                                                       -----------------         ---------------

Gross profit                                                                  62,925,000              64,479,000
                                                                       -----------------         ---------------

Expenses
    Store operating expenses                                                  49,631,000              44,725,000
    General and administrative expenses                                       12,493,000               9,734,000
    Lillie Rubin exit costs                                                            0               5,662,000
                                                                       -----------------         ---------------
      Total expenses                                                          62,124,000              60,121,000
                                                                       -----------------         ---------------

Operating income                                                                 801,000               4,358,000


Other income:
    Interest income                                                            1,484,000               1,193,000
                                                                       -----------------         ---------------

Income before income taxes                                                     2,285,000               5,551,000

Income tax provision                                                             857,000               2,165,000
                                                                       -----------------         ---------------


Net income                                                             $       1,428,000         $     3,386,000
                                                                       =================         ===============



Basic earnings per share                                                           $0.09                   $0.21
                                                                       =================         ===============


Diluted earnings per share                                                         $0.09                   $0.21
                                                                       =================         ===============



Basic weighted average shares outstanding                                     16,289,000              15,781,000
                                                                       =================         ===============

Diluted weighted average shares outstanding                                   16,719,000              16,151,000
                                                                       =================         ===============




The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.



                                                 CACHE, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                               FOR THE THIRTEEN WEEKS ENDED
                                                         (Unaudited)

                                                                              June 30,                 July 1,
                                                                               2007                     2006
                                                                       -----------------         ---------------

Net sales                                                              $      71,027,000         $    71,682,000

Cost of sales, including occupancy and buying costs                           37,092,000              36,385,000
                                                                       -----------------         ---------------

Gross profit                                                                  33,935,000              35,297,000
                                                                       -----------------         ---------------

Costs and expenses
    Store operating expenses                                                  25,616,000              22,671,000
    General and administrative expenses                                        7,028,000               4,910,000
    Lillie Rubin exit costs                                                            0               5,662,000
                                                                       -----------------         ---------------
                                                                              32,644,000              33,243,000
                                                                       -----------------         ---------------


Operating income                                                               1,291,000               2,054,000


Other income:
    Interest income                                                              758,000                 664,000
                                                                       -----------------         ---------------

Income before income taxes                                                     2,049,000               2,718,000

Income tax provision                                                             765,000               1,060,000
                                                                       -----------------         ---------------


Net income                                                             $       1,284,000         $     1,658,000
                                                                       =================         ===============


Basic earnings per share                                                           $0.08                   $0.11
                                                                       =================         ===============

Diluted earnings per share                                                         $0.08                   $0.10
                                                                       =================         ===============


Basic weighted average shares outstanding                                     16,296,000              15,785,000
                                                                       =================         ===============

Diluted weighted average shares outstanding                                   16,672,000              16,168,000
                                                                       =================         ===============


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                                            CACHE, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               FOR THE TWENTY-SIX WEEKS ENDED
                                                         (Unaudited)

                                                                              June 30,                 July 1,
                                                                               2007                     2006
                                                                       -----------------         --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                             $       1,428,000         $     3,386,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                              5,569,000               5,408,000
    Non-cash compensation expense                                                601,000                 602,000
    Decrease in deferred income tax liabilities                                 (289,000)               (208,000)
    Gift card breakage                                                          (164,000)                   ---
    Amortization of deferred rent                                               (816,000)               (634,000)
    Non-cash Lillie Rubin exit costs                                              ---                  3,653,000
    Excess tax benefits from stock based compensation                             ---                    (29,000)
    Other, net                                                                   (18,000)                (24,000)
Change in assets and liabilities:
Decrease in receivables                                                        1,850,000               2,558,000
Decrease in inventories                                                        2,614,000               2,363,000
Decrease (increase) in prepaid expenses and other current assets                 483,000              (1,073,000)
Decrease in accounts payable                                                    (858,000)             (6,835,000)
Increase in accrued liabilities and accrued compensation                           7,000                 149,000
                                                                        -----------------        ---------------

Net cash provided by operating activities                                     10,407,000               9,316,000
                                                                        -----------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

Purchase of marketable securities                                            (56,832,000)            (32,004,000)
Maturities of marketable securities, net                                      49,380,000              48,098,000
Payments for equipment and leasehold improvements                             (6,131,000)             (6,835,000)
                                                                        -----------------        ---------------

Net cash provided by (used in) investing activities                          (13,583,000)              9,259,000
                                                                        -----------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Proceeds from the issuance of common stock                                       279,000                 221,000
Excess tax benefit from stock-based compensation                                   ---                    29,000
                                                                        -----------------        ---------------

Net cash provided by financing activities                                        279,000                 250,000
                                                                        -----------------        ---------------

Net increase (decrease) in cash and equivalents                               (2,897,000)             18,825,000
Cash and equivalents, at beginning of period                                  19,363,000              16,753,000
                                                                        -----------------        ---------------
Cash and equivalents, at end of period                                 $      16,466,000         $    35,578,000
                                                                        =================        ===============
Supplemental disclosure of cash flow information:
Income taxes paid                                                      $         873,000         $     3,839,000
Accrued equipment and leasehold improvements                           $         532,000         $     1,869,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                           CACHE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

References to the "Company," "we," "us," or "our" means Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. We currently operate two chains of women's apparel specialty stores, of which 279 stores are operated under the trade name "Cache" and 15 stores are operated under the trade name "Cache Luxe".

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


2. STOCK BASED COMPENSATION

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. During the 26-week and 13-week periods ended June 30, 2007, the Company recognized approximately $601,000 ($375,000 after tax or $0.02 per diluted share) and $291,000 ($182,000 after tax or $0.01 per diluted share), respectively. During the 26-week and 13- week periods ended July 1, 2006, the Company recognized $602,000 ($367,000 after tax or $0.02 per diluted share) and $272,000 ($166,000 after tax or $0.01 per diluted share) share-based compensation expense. There were 55,000 options granted during the 13-week period ended June 30, 2007, and no options granted during the 13-week period ended July 1, 2006. For the 26-week and 13-week periods ended June 30, 2007, there were no excess tax benefits realized from the exercise of stock options. For the 26-week and 13-week periods ended July 1, 2006, there was $29,000 of excess tax benefits realized from the exercise of stock options.

The weighted-average fair value of options granted during the 26-week and 13-week periods ended June 30, 2007 was $5.86. The grant date fair value is calculated using the Black-Scholes option valuation model. The following assumptions were used during fiscal 2007:

                  Expected dividend rate             $0.00
                  Expected volatility                45.0%
                  Risk free interest rate            4.66%
                  Expected lives (years)             4.00

3. BASIC AND DILUTED EARNINGS PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.



Earnings per common share has been computed as follows:



                                                   26-Weeks Ended                         13-Weeks Ended
                                         --------------------------------       --------------------------------
                                          June 30,             July 1,            June 30,              July 1,
                                           2007                 2006               2007                  2006
                                         ----------          ----------         ----------            ----------

Net income                               $1,428,000          $3,386,000         $1,284,000            $1,658,000
Basic weighted number of average
 shares outstanding                      16,289,000          15,781,000         16,296,000            15,785,000
Incremental shares from assumed
issuances of stock options                  430,000             370,000            376,000               383,000

Diluted weighted average number of
shares outstanding                       16,719,000          16,151,000         16,672,000            16,168,000

Net income per share - Basic                  $0.09               $0.21              $0.08                 $0.11
                     - Diluted                $0.09               $0.21              $0.08                 $0.10

Options to purchase 10,000 common shares with an exercise price of $18.30 per share were excluded from the computation of diluted earnings per share for the 13-week and 26-week periods ended July 1, 2006, because the exercise price was greater than the market price.


4. RECENT DEVELOPMENTS

ADRIENNE  VICTORIA
On July 3, 2007, the Company, through a wholly-owned subsidiary that was created in connection with the acquisition, acquired certain assets of Adrienne Victoria Designs, Inc. ("AVD"), our largest supplier. Under the terms of the agreement, the Company made cash payments totaling approximately $5.8 million, including transaction costs. The agreement also calls for the payment of $7.0 million in guaranteed installment payments to be paid over 5 years, as well as contingent payments, not to exceed $5.5 million, based upon earn-out provisions to be paid also over 5 years, if certain conditions are met. The Company acquired the assets of AVD, a design, sourcing and manufacturing company, to increase operating efficiencies and increase shareholder value. The acquisition will be accounted for in the third quarter of fiscal 2007, using the purchase method in accordance with SFAS No. 141, "BUSINESS COMBINATIONS". Accordingly, the assets acquired will be recorded at their estimated fair values and operating results will be included in our financial statements from the date of acquisition. The purchase price will be allocated on a preliminary basis using information currently available. The Company performed a review in accordance with Regulation S-X to determine if the acquisition of AVD meets the requirements of a Significant Subsidiary. Based on the review performed, the acquisition does not qualify as a Significant Subsidiary. The Company has not finalized the valuation of assets nor determined anticipated goodwill.

The Company also has entered into employment agreements with Adrienne Kantor and Robert Kantor, the principal officers of AVD. These agreements will cover a period of 5 years, providing compensation and employee benefits.

REPURCHASE PROGRAM
On July 30, 2007, the Company's Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 1,000,000 shares of Company common stock, either through the open market or in privately negotiated transactions in accordance with SEC requirements. The program is expected to begin in August 2007 at the prevailing market rate. There is no expiration date governing the period over which the Company can repurchase shares.


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

In February, 2007, FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES," ("SFAS No. 159"), which amends the accounting for assets and liabilities in financial statements in accordance with SFAS No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for the first fiscal year beginning after November 15, 2007. The Company does not expect this statement to have a material impact on the consolidated financial statements.

Effective December 31, 2006, the Company adopted EITF No. 06-03 "HOW TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENTAL AUTHORITIES SHOULD BE PRESENTED IN THE INCOME STATEMENT." The Company records revenues net of applicable sales tax in our consolidated statements of income.


6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                June 30,               December 30,               July 1,
                                                 2007                     2006                     2006
                                           -------------------     -------------------      -----------------


 Leasehold improvements                    $       53,926,000      $       51,320,000      $      54,650,000
 Furniture, fixtures and equipment                 47,120,000              45,687,000             55,009,000
                                           ------------------      ------------------      -----------------
                                                  101,046,000              97,007,000            109,659,000
 Less: accumulated depreciation
    and amortization                              (51,502,000)            (46,557,000)           (58,878,000)
                                           ------------------      ------------------      -----------------

                                           $       49,544,000      $       50,450,000      $      50,781,000
                                           ------------------      ------------------      -----------------




7. ACCRUED LIABILITIES
                                                June 30,               December 30,               July 1,
                                                 2007                     2006                     2006
                                           -------------------     -------------------      -----------------


 Operating expenses                        $        3,588,000      $        2,978,000      $       4,408,000
 Other taxes                                        1,269,000               2,190,000              1,714,000
 Group insurance                                      759,000                 737,000                654,000
 Sales return reserve                                 478,000                 845,000                415,000
 Leasehold additions                                  532,000               2,000,000              1,869,000
 Other customer deposits and credits                2,494,000               2,765,000              4,360,000
                                           ------------------      ------------------      -----------------

                                           $        9,120,000      $       11,515,000      $      13,420,000
                                           ------------------      ------------------      -----------------


Leasehold additions generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.


8. BANK DEBT

During November 2005, the Company reached an agreement with its bank to amend the amount available under the Amended Revolving Credit Facility. Pursuant to the Amended Revolving Credit Facility, $17,500,000 is available until expiration at November 30, 2008. The amounts outstanding under the credit facility bear interest at a maximum per annum rate equal to the bank's prime rate, currently 8.25% at June 30, 2007, less 0.25%. The agreement contains selected financial and other covenants. Effective upon the occurrence of an Event of Default under the Amended Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. The Company has at all times been in compliance with all loan covenants.

There have been no borrowings against the line of credit during the first half of fiscal 2007 and fiscal 2006. There were outstanding letters of credit of $0.9 million, $1.1 million and $2.6 million, pursuant to the Amended Revolving Credit Facility, at June 30, 2007, December 30, 2006 and July 1, 2006, respectively.


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

The following is a summary of the activity in the reserve for exit costs for fiscal 2007:


------------------------------   -------------   -------------  -----------   -----------------
                                    BALANCE
                                  BEGINNING OF      CHARGES        CASH         BALANCE END OF
                                     YEAR                        PAYMENTS          PERIOD
------------------------------   -------------   -------------  -----------   -----------------

Contractual termination costs       $385,000         $---       $307,000          $78,000
------------------------------   -------------   -------------  -----------   -----------------
Severance                            $43,000          ---        $43,000              ---
------------------------------   -------------   -------------  -----------   -----------------

10. CONTINGENCIES

The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe that the resolution of these matters will result in a material loss. We have not provided any third party financial guarantees as of and for the 26 and 13-week periods ended June 30, 2007 and July 1, 2006.


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


RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 26-week and 13-week periods ended June 30, 2007 and July 1, 2006, expressed as a percentage of net sales. Amounts include the combined results of our Cache and Cache Luxe stores.



                                              13 Weeks Ended                      26 Weeks Ended
                                      ---------------------------        ----------------------------
                                        June 30,        July 1,            June 30,         July 1,
                                         2007            2006               2007             2006
                                      ----------      -----------        -----------       ----------

Sales                                   100.0%          100.0%             100.0%            100.0%
Cost of sales                            52.2            50.8               53.5              52.4
Gross profit                             47.8            49.2               46.5              47.6
Store operating expenses                 36.1            31.6               36.7              33.0
General and administrative expenses       9.9             6.8                9.2               7.2
Lillie Rubin exit costs                   --              7.9                --                4.2
Operating income                          1.8             2.9                0.6               3.2
Interest income                           1.1             0.9                1.1               0.9
Income before income taxes                2.9             3.8                1.7               4.1
Income taxes                              1.1             1.5                0.6               1.6
Net income                                1.8%            2.3%               1.1%              2.5%

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:


                                              13 Weeks Ended                      26 Weeks Ended
                                      ---------------------------        ----------------------------
                                        June 30,        July 1,            June 30,         July 1,
                                         2007            2006               2007             2006
                                      ----------      -----------        -----------       ----------

Total store count at end of period        294             309                294              309
Net sales growth (decrease)                (1%)             7%                 0%               4%
Comparable store sales growth               1%              6%                 1%               4%
Average sales per transaction growth
(decrease)                                 (6%)             1%                (7%)              4%
Average number of transactions growth
(decrease)                                  7%              5%                 9%              (1%)
Net sales per average square foot        $115            $117               $219             $224
Total square footage (in thousands)       598             611                598              611


NET SALES

Net sales remained substantially unchanged, as compared to the same 26-week period last year decreasing to $135.4 million from $135.5 million. Comparable store sales at Cache stores (sales for stores open at least one year or more) increased $1.8 million or 1% during the 26-week period. Non-comparable sales decreased $1.9 million during the current period, as a result of the reduction of $9.5 million in net sales for Lillie Rubin stores open in the 26-week period of fiscal 2006, which was partially offset by sales at new store locations of approximately $7.6 million, during the current 26-week period. Net sales in the fiscal 2007 period at Cache stores reflected an 8.6% increase in sales transactions, which was partially offset by a 7.0% decrease in average dollars per transaction, primarily due to the increase in markdown sales.

Net sales decreased to $71.0 million from $71.7 million, a decrease of $655,000, or 0.9%, as compared to the same 13-week period last year. This reflects $372,000 of additional net sales as a result of a 1% increase in comparable store sales at Cache stores. Non-comparable sales decreased $1.0 million during the current period, as a result of the reduction of $4.6 million in net sales for Lillie Rubin stores open in the 13-week period in of fiscal 2006, which was partially offset by sales at new store locations of approximately $3.6 million, during the current 13-week period. Net sales in fiscal 2007 period at Cache stores reflected an 6.7% increase in sales transactions, which was partially offset by an 6.0% decrease in average dollars per transaction, primarily due to the increase in markdown sales.

GROSS PROFIT

Gross profit decreased to $62.9 million from $64.5 million, a decrease of $1.6 million, or 2.4%, as compared to the same 26-week period last year. This decrease was primarily due to greater markdowns taken in our sportswear assortment in the current period, which was partially offset by higher initial gross margins from increased direct sourcing of merchandise, as compared to last year. In addition, buying and occupancy expenses declined as a percent of sales in the current period, primarily due to the closure of the Lillie Rubin stores in the second half of 2006. As a percentage of net sales, gross profit decreased to 46.5% from 47.6%, last year.

Gross profit decreased to $33.9 million from $35.3 million, a decrease of $1.4 million, or 3.9%, as compared to the same 13-week period last year. This decrease was primarily due to greater markdowns taken in our sportswear assortment in the current period, which was partially offset by higher initial gross margins from increased direct sourcing of merchandise, as compared to last year. In addition, buying and occupancy expenses declined as a percent of sales in the current period, primarily due to the closure of Lillie Rubin stores during the 2006 period. As a percentage of net sales, gross profit decreased to 47.8% from 49.2% last year.

STORE OPERATING EXPENSES

Store operating expenses increased to $49.6 million from $44.7 million, an increase of $4.9 million, or 11.0%, over the prior year 26-week period. As a percentage of net sales, store operating expenses increased to 36.7% from 33.0% for the 26-week period last year. This increase reflects the impact of newer stores, which have not achieved a mature sales volume level as compared to the existing store base. The increase in store operating expenses was principally due to higher marketing expenses ($4.0 million) and payroll expense ($317,000), which were partially offset by lower charges in other expense categories.

Store operating expenses increased to $25.6 million from $22.7 million, an increase of $2.9 million, or 13%, over the prior year 13-week period. As a percentage of net sales, store operating expenses increased to 36.1% from 31.6% for the 13-week period last year. This increase reflects the impact of newer stores, which have not achieved a mature sales volume level as compared to the existing store base. The increase in store operating expenses was principally due to higher marketing expenses ($2.3 million) and depreciation expense
($178,000), which were partially offset by lower charges in other expense categories.

GENERAL AND ADMINISTRATIVE EXPENSES

General  and  administrative  expenses  increased  to $12.5  million  from  $9.7 million, an increase of $2.8 million, or 28.3%, over the same 26-week period last year. As a percentage of net sales, general and administrative expenses increased to 9.2% from 7.2%, principally due to higher professional fees ($2.5 million) and a legal settlement related to exempt employees in California ($1.0 million), as compared to last year.

General and administrative expenses increased to $7.0 million from $4.9 million, an increase of $2.1 million, or 43.1%, over the same 13-week period last year. As a percentage of net sales, general and administrative expenses increased to 9.9% from 6.8%, principally due to higher professional fees ($1.8 million) and a legal settlement related to exempt employees in California ($1.0 million), as compared to last year.

LILLIE RUBIN EXIT COSTS

During the quarter ended July 1, 2006 the Company recorded a pre-tax charge of $5.7 million for the exit of the Lillie Rubin business. The charge was comprised of leasehold improvements, a furniture and fixtures write down of $4.1 million, a write-down of intangibles of $455,000, a write-down of supplies of $275,000, severance charges of $384,000, as well as an accrual of $1.6 million for contractual termination costs negotiated prior to July 1, 2006. These costs were partially offset by the reversal of $1.2 million of deferred rent accruals. As a percent of sales, Lillie Rubin exit costs were 7.9% and 4.2%, for the 13-week and 26-week periods in fiscal 2006.

INTEREST INCOME

Interest income increased to $1.5 million from $1.2 million in the same 26-week period last year, primarily due to higher average cash and marketable securities balances. Interest income increased to $758,000 from $664,000 in the same 13-week period last year, primarily due to higher average cash and marketable securities balances.

INCOME TAXES

Income taxes decreased to $857,000 from $2.2 million, as compared to the 26-week period last year. The decrease was primarily attributable to lower taxable income in fiscal 2007. Income taxes decreased to $765,000 from $1.1 million, as compared to the 13-week period last year. The decrease was primarily attributable to lower taxable income in fiscal 2007. The estimated effective tax rate for both 26-week and 13-week periods in fiscal 2007 and fiscal 2006 were 37.5% and 39.0% respectively.

NET INCOME

As a result of the factors discussed above, net income decreased to $1.4 million from $3.4 million for the prior year 26-week period. As a result of the factors discussed above, net income decreased to $1.3 million from $1.7 million for the prior year 13-week period.


LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores and to improve and enhance our information technology systems. During the 26-week period ended June 30, 2007, we generated $10.4 million of cash flow from operations as compared to $9.3 million generated in the same period in fiscal 2006. We expect to continue to meet our operating cash requirements primarily through cash flows from operating activities, existing cash and cash equivalents, and short-term investments. In addition, we have available a $17.5 million revolving credit facility (the "credit facility") with Bank of America Retail Finance, under which we have not had outstanding borrowings for several years. At June 30, 2007, we had working capital of $86.2 million, cash and marketable securities of $66.0 million and no third party debt outstanding.

The following table sets forth our cash flows for the period indicated:

                                                                           --------------------------------
                                                                                    26-Weeks ended
                                                                           --------------------------------
                                                                              June 30,           July 1,
                                                                                2007               2006
                                                                           ---------------    --------------
Net cash provided by operating activities............................         $10,407,000        $9,316,000
Net cash provided by (used in) investing activities..................         (13,583,000)        9,259,000
Net cash provided by financing activities............................             279,000           250,000
                                                                           ---------------    --------------

Net increase (decrease) in cash and equivalents.....................          ($2,897,000)      $18,825,000
                                                                           ===============    ==============

During the 26-week period ended June 30, 2007, cash and cash equivalents decreased by $2.9 million, primarily due to net purchases of marketable securities ($7.5 million), offset by operating cash flows from depreciation expense ($5.6 million), seasonal decreases in receivables ($1.9 million) and inventory ($2.6 million). Decreases in cash flows for the current period, included a seasonal decrease in accounts payable ($858,000) and capital expenditures for our new store expansion and remodeling program totaling $6.1 million.

We plan to open approximately 10 new stores during fiscal 2007. The Company opened five new Cache stores in the first half of fiscal 2007. We renovated 9 existing stores in the first half of fiscal 2007. We spent approximately $6.1 million through June 30, 2007 and expect to spend an additional $3-4 million during the balance of fiscal 2007, for both new store and existing store construction and remodeling, as well as the upgrade of the existing POS computer system.

There have been no borrowings against the line of credit during fiscal 2007 and fiscal 2006. There were outstanding letters of credit of $0.9 million, $1.1 million and $2.6 million, pursuant to the credit facility, at June 30, 2007, December 30, 2006 and July 1, 2006, respectively.

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

    o store closings; or

    o underperforming business trends.

In the evaluation of the fair value and future benefits of finite long-lived assets, we perform an analysis by store of the anticipated undiscounted future net cash flows of the related finite long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges were incurred in fiscal 2004 and 2005, respectively. In fiscal 2006, the Company recorded an impairment charge of $101,000, related to one store, that the Company closed in early 2007. No impairment charges were recorded during fiscal 2007.

SELF INSURANCE. We are self-insured for losses and liabilities related primarily to employee health and welfare claims. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for fiscal 2004, 2005 and 2006. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. We maintain stop-loss insurance coverage, which covers us for benefits paid in excess of limits as defined in the plan.

GIFT CARDS, GIFT CERTIFICATES AND CREDITS. The Company sells gift cards and gift certificates ("Gift Cards") and issues credits to its customers when merchandise is returned. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card being redeemed by the customer is remote (Gift Card breakage) since the Company has determined that it does not have a legal obligation to remit the value of unredeemed Gift Cards to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns. Breakage income represents the balance of Gift Cards, for which the Company believes the likelihood of redemption by the customer is remote. At that time, the Company will recognize breakage income for those Gift Cards.

During the third quarter of fiscal 2006, the Company formed a new subsidiary to handle all Gift Card sales and maintain the liability related to Gift Cards. As a result of transferring all existing obligations to the newly formed subsidiary, the Company recognized $2.4 million of breakage income, within net sales, in the third quarter related to Gift Cards sold/issued since the inception of the Gift Card program. The Company recognized $164,000 of breakage income during the 26- week period ended June 30, 2007. There was no breakage income recognized for the same period in the prior year.

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

INCOME TAXES. The Company accounts for income taxes in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME TAXES." This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company's best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of June 30, 2007, the Company did not have any tax contingencies. The Company adopted the provisions of FIN 48, effective December 31, 2006. The adoption did not have a material impact on the consolidated financial statements.

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

Our exposure to market risk for changes in interest rates relates to cash, cash equivalents and marketable securities. As of June 30, 2007, our cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate and U.S. treasury instruments, as well as municipal bonds which bear interest at a fixed rate. Due to the average maturity and the conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13(a)-15(b). Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2007 due to the material weakness in our internal control over financial reporting, identified during the Company's assessment of internal control over financial reporting as of December 30, 2006 and reported in our fiscal 2006 Annual Report on Form 10-K. We continue our efforts to remediate this material weakness through ongoing process improvements and the implementation of enhanced policies and hiring additional personnel, engaging third-party tax, financial and financial systems consultants, improving quality control standards, and providing additional training and education to our financial reporting and accounting personnel. Accordingly, this material weakness is not yet fully remediated. No material weaknesses will be considered remediated until the remedial procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively.

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


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

         10.1 Employment Agreement dated as of July 3, 2007 by and between Cache, Inc. and Robert Kantor.
         10.2 Employment Agreement dated as of July 3, 2007 by and between Cache, Inc. and Adrienne Kantor.
         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures


           Pursuant to the requirement of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Dated:   August 9, 2007

                                           CACHE, INC.



                                           BY:  /s/ Brian Woolf
                                                -----------------
                                                Brian Woolf
                                                Chairman and Chief
                                                Executive Officer
                                                (Principal Executive
                                                Officer)


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