Form 10-Q
period 2007-09-29
CACHE INC
filed 2007-11-08
CIK 350199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2007
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ................ to ......................
                         COMMISSION FILE NUMBER: 0-10345

                                   CACHE, INC.

             (Exact name of registrant as specified in its Charter)

              FLORIDA                                  59-1588181
-------------------------------------       ------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

                     1440 BROADWAY, NEW YORK, NEW YORK    10018
                     ---------------------------------    -----
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

Large Accelerated Filer |_|  Accelerated Filer |X| Non-Accelerated Filer |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      As of October 31, 2007, 15,526,113 common shares were outstanding.

                          CACHE, INC. AND SUBSIDIARIES

                                      INDEX



PART I. FINANCIAL INFORMATION

  Item 1.             Condensed Consolidated Financial Statements (unaudited)
                      Condensed Consolidated Balance Sheets as of September 29, 2007,
                      December 30, 2006 and September 30, 2006                                   3
                      Condensed Consolidated Statements of Income for the thirty-nine and
                      thirteen weeks ended September 29, 2007 and September 30, 2006             4
                      Condensed Consolidated Statements of Cash Flows for the thirty-nine
                      weeks ended September 29, 2007 and September 30, 2006                      6
                      Notes to the Condensed Consolidated Financial Statements                   7
  Item 2.             Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                     12
  Item 3.             Quantitative and Qualitative Disclosures About Market Risk                17
  Item 4.             Controls and Procedures                                                   18


PART II. OTHER INFORMATION


  Item 6.             Exhibits                                                                  18

SIGNATURES                                                                                      19


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          CACHE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              September 29,            December 30,           September 30,
ASSETS                                                             2007                    2006                    2006
                                                          ---------------------   ---------------------    --------------------
                                                               (Unaudited)                                     (Unaudited)
Current assets:
        Cash and equivalents                              $          8,975,000    $         19,363,000     $        33,214,000
        Marketable securities                                       40,245,000              42,094,000              20,315,000
        Receivables, net                                             4,571,000               4,794,000               4,399,000
        Inventories, net                                            36,329,000              34,829,000              37,074,000
        Prepaid expenses and other current assets                    5,439,000               7,217,000               5,572,000
                                                          ---------------------   ---------------------    --------------------
                         Total current assets                       95,559,000             108,297,000             100,574,000


Equipment and leasehold improvements, net                           49,768,000              50,450,000              50,788,000
Goodwill and intangible
assets                                                              11,173,000                    ----                     ---
Other assets                                                           664,000                 439,000                 440,000
                                                          ---------------------   ---------------------    --------------------

                                Total assets              $        157,164,000    $        159,186,000     $       151,802,000
                                                          =====================   =====================    ====================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

        Accounts payable                                  $         12,623,000    $         11,702,000     $        15,648,000
        Note payable                                                 1,695,000                     ---                     ---
        Accrued compensation                                         2,589,000               1,689,000               2,522,000
        Accrued liabilities                                         10,489,000              11,515,000              12,132,000
                                                          ---------------------   ---------------------    --------------------
                         Total current liabilities                  27,396,000              24,906,000              30,302,000


Note payable                                                         4,640,000                     ---                     ---
Other liabilities                                                   15,983,000              15,749,000              15,161,000
Deferred income taxes, net                                             198,000               2,068,000               2,197,000

Commitments and contingencies


STOCKHOLDERS' EQUITY

       Common stock, par value $.01; authorized,
         20,000,000 shares; issued 16,309,358,
         16,275,708 and 15,791,003                                     163,000                 163,000                 158,000
       Additional paid-in capital                                   45,800,000              44,646,000              36,525,000
       Retained earnings                                            73,243,000              71,654,000              67,459,000
       Treasury stock, 637,029 shares, at cost                     (10,259,000)                    ---                     ---
                                                           ---------------------   ---------------------    --------------------
                         Total stockholders' equity                108,947,000             116,463,000             104,142,000
                                                           ---------------------   ---------------------    --------------------

                         Total liabilities and
                         stockholders' equity              $       157,164,000     $       159,186,000      $      151,802,000
                                                           =====================   =====================    ====================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                          CACHE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE THIRTY-NINE WEEKS ENDED
                                   (UNAUDITED)


                                                                        September 29,            September 30,
                                                                             2007                     2006
                                                                    ---------------------      ------------------

Net sales                                                           $        195,953,000       $     195,438,000

Cost of sales, including buying and occupancy                                105,361,000             102,693,000
                                                                    ---------------------      ------------------

Gross profit                                                                  90,592,000              92,745,000
                                                                    ---------------------      ------------------

Expenses
    Store operating expenses                                                  72,703,000              67,055,000
    General and administrative expenses                                       17,399,000              15,340,000
    Lillie Rubin exit costs                                                      (78,000)              5,518,000
                                                                    ---------------------      ------------------
         Total expenses                                                       90,024,000              87,913,000
                                                                    ---------------------      ------------------

Operating income                                                                 568,000               4,832,000


Other income:

    Interest expense                                                             (78,000)                    ---
    Interest income                                                            2,007,000               1,850,000
                                                                    ---------------------      ------------------

Income before income taxes                                                     2,497,000               6,682,000

Income tax provision                                                             908,000               2,606,000
                                                                    ---------------------      ------------------


Net income                                                          $          1,589,000       $       4,076,000
                                                                    =====================      ==================



Basic earnings per share                                                           $0.10                   $0.26
                                                                    =====================      ==================

Diluted earnings per share                                                         $0.10                   $0.25
                                                                    =====================      ==================



Basic weighted average shares outstanding                                     16,189,000              15,784,000
                                                                    =====================      ==================

Diluted weighted average shares outstanding                                   16,454,000              16,160,000
                                                                    =====================      ==================







The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                          CACHE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                                   (Unaudited)



                                                                  September 29,              September 30,
                                                                       2007                      2006
                                                              ---------------------     ---------------------

Net sales                                                     $         60,572,000      $         59,935,000

Cost of sales, including buying and occupancy                           32,905,000                31,669,000
                                                              ---------------------     ---------------------

Gross profit                                                            27,667,000                28,266,000
                                                              ---------------------     ---------------------

Costs and expenses
    Store operating expenses                                            23,072,000                22,330,000
    General and administrative expenses                                  4,906,000                 5,606,000
    Lillie Rubin exit costs                                               (78,000)                 (144,000)
                                                              ---------------------     ---------------------
         Total expenses                                                 27,900,000                27,792,000
                                                              ---------------------     ---------------------

Operating income (loss)                                                  (233,000)                   474,000


Other income:

    Interest expense                                                      (78,000)                       ---
    Interest income                                                        523,000                   657,000
                                                              ---------------------     ---------------------

Income before income taxes                                                 212,000                 1,131,000

Income tax provision                                                        51,000                   441,000
                                                              ---------------------     ---------------------


Net income                                                    $            161,000      $            690,000
                                                              =====================     =====================



Basic earnings per share                                                     $0.01                     $0.04
                                                                ===================        ==================

Diluted earnings per share                                                   $0.01                     $0.04
                                                                ===================        ==================



Basic weighted average shares outstanding                               15,988,000                15,791,000
                                                                ===================        ==================

Diluted weighted average shares outstanding                             16,187,000                16,165,000
                                                                ===================        ==================



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                          CACHE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THIRTY-NINE WEEKS ENDED
                                   (Unaudited)

                                                                                        September 29,              September 30,
                                                                                            2007                       2006
                                                                                    --------------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
Net income                                                                          $         1,589,000       $           4,076,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                           8,719,000                   7,914,000
      Non-cash compensation expense                                                             718,000                     849,000
      Non-cash interest expense on note payable                                                  78,000                         ---
      Increase (decrease) in deferred income tax liabilities                                 (1,870,000)                     65,000
      Gift card breakage                                                                       (222,000)                 (2,425,000)
      Amortization of deferred rent                                                          (1,160,000)                 (1,002,000)
      Non-cash Lillie Rubin exit costs                                                          (78,000)                  3,827,000
      Excess tax benefit from stock based compensation                                              ---                     (29,000)
      Other, net                                                                                (18,000)                    (30,000)

Change in assets and liabilities, net of assets purchased from Adrienne Victoria
Designs:
Decrease in receivables                                                                         223,000                   1,335,000
Increase in inventories                                                                        (487,000)                 (4,564,000)
Decrease (increase) in prepaid expenses and other current assets                              1,778,000                     (77,000)
Increase (decrease) in accounts payable                                                         419,000                  (2,756,000)
Increase in accrued liabilities and accrued compensation                                      2,872,000                   1,883,000
                                                                                    --------------------      ---------------------

Net cash provided by operating activities                                                    12,561,000                   9,066,000
                                                                                    --------------------      ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------

Purchase of marketable securities                                                           (69,257,000)                (44,531,000)
Maturities of marketable securities, net                                                     71,106,000                  60,736,000
Purchase of assets from Adrienne Victoria Designs                                            (5,701,000)                        ---
Purchase of equipment and leasehold improvements                                             (9,274,000)                 (9,060,000)
                                                                                    --------------------      ---------------------

Net cash provided by (used in) investing activities                                         (13,126,000)                  7,145,000
                                                                                    --------------------      ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------

Repurchase of common stock                                                                  (10,259,000)                        ---
Proceeds from the issuance of common stock                                                      436,000                     221,000
Excess tax benefit from stock-based compensation                                                    ---                      29,000
                                                                                    --------------------      ---------------------

Net cash provided by (used in) financing activities                                          (9,823,000)                    250,000
                                                                                    --------------------      ---------------------

Net increase (decrease) in cash and equivalents                                             (10,388,000)                 16,461,000
Cash and equivalents, at beginning of period                                                 19,363,000                  16,753,000
                                                                                    =====================     =====================

Cash and equivalents, at end of period                                              $         8,975,000        $         33,214,000
                                                                                    =====================     =====================

Supplemental disclosure of cash flow information:
Income taxes paid                                                                   $         1,880,000       $           5,175,000
Accrued equipment and leasehold improvements                                        $           696,000       $           2,416,000
Issuance of note payable in connection with acquisition of assets of Adrienne
Victoria Designs                                                                    $         6,257,000       $                 ---

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                   CACHE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION
References to the "Company," "we," "us," or "our" means Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. We currently operate two chains of women's apparel specialty stores, of which 281 stores are operated under the trade name "Cache" and 15 stores are operated under the trade name "Cache Luxe".

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


2. STOCK BASED COMPENSATION

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. During the 39-week and 13-week periods ended September 29, 2007, the Company recognized share-based compensation expense of approximately $718,000 ($456,000 after tax or $0.03 per diluted share) and $117,000 ($89,000 after tax or $0.01 per diluted share), respectively. During the 39-week and 13-week periods ended September 30, 2006, the Company recognized $849,000 ($681,000 after tax or $0.04 per diluted share) and $247,000 ($131,000 after tax or $0.01 per diluted share) share-based compensation expense. There were 155,000 options and 100,000 options granted during the 39-week and 13-week periods ended September 29, 2007, and no options granted during the 13-week and 39-week periods ended September 30, 2006. For the 39-week and 13-week periods ended September 29, 2007, there were no excess tax benefits realized, from the exercise of stock options. For the 39-week and 13-week periods ended September 30, 2006, there was $29,000 of excess tax benefits realized from the exercise of stock options.

The weighted-average fair value of options granted during the 39-week and 13-week periods ended September 29, 2007 was $5.71 and $5.62, respectively. The grant date fair value is calculated using the Black-Scholes option valuation model. The following assumptions were used during fiscal 2007:

                  Expected dividend rate             $0.00
                  Expected volatility                41.5-45.0%
                  Risk free interest rate            4.7-5.0%
                  Expected lives (years)             4.00

3. BASIC AND DILUTED EARNINGS PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.

Earnings per common share has been computed as follows:


                                                          39 Weeks Ended                         13 Weeks Ended
                                                 ----------------------------------     ----------------------------------

                                                  Sept. 29,             Sept. 30,       Sept. 29,               Sept. 30,
                                                    2007                  2006            2007                    2006
                                                 ------------          ------------     ------------          ------------
Net income                                        $1,589,000            $4,076,000         $161,000              $690,000
Basic weighted number of average
 shares outstanding                               16,189,000            15,784,000       15,988,000            15,791,000
Incremental shares from
 assumed issuances of stock options                  265,000               376,000          199,000               374,000

Diluted weighted average number of shares
 outstanding                                      16,454,000            16,160,000       16,187,000            16,165,000

Net income per share - Basic                           $0.10                 $0.26            $0.01                 $0.04
                     - Diluted                         $0.10                 $0.25            $0.01                 $0.04

Options to purchase 10,000 common shares with an exercise price of $18.30 per share were excluded from the computation of diluted earnings per share for the 13-week and 39-week periods ended September 30, 2006, because the exercise price was greater than the market price.


4. RECENT DEVELOPMENTS

ADRIENNE VICTORIA
-----------------
On July 3, 2007, the Company, through a wholly-owned subsidiary which was created in connection with the acquisition, acquired certain assets of Adrienne Victoria Designs, Inc. ("AVD"), our largest supplier. Under the terms of the agreement, the Company made cash payments totaling $5.7 million, including transaction costs. The agreement also calls for the payment of $7.0 million in guaranteed installment payments to be paid over 5 years, as well as contingent payments, not to exceed $5.5 million, based upon earn-out provisions to be paid also over 5 years, if certain conditions are met. The Company acquired certain assets of AVD, a design, sourcing and manufacturing company, to increase operating efficiencies and increase shareholder value. The acquisition was accounted for in the third quarter of fiscal 2007, using the purchase method in accordance with SFAS No. 141, "BUSINESS COMBINATIONS". Accordingly, the assets acquired were recorded at their estimated fair values and operating results were included in our financial statements from the date of acquisition. The purchase price was allocated on a preliminary basis, using information currently available.

The acquisition consideration and allocation of that consideration are as follows (in thousands):

ACQUISITION CONSIDERATION:
--------------------------
Cash consideration paid                                  $ 4,821,000
Note issued                                                6,257,000
Transaction related fees                                     880,000
                                                   ------------------
                                                        $ 11,958,000
                                                   ==================

ALLOCATION OF ACQUISITION CONSIDERATION:
----------------------------------------
Inventory                                                $ 1,013,000
Equipment and leasehold improvements                          67,000
Other assets                                                 207,000
Goodwill and intangible assets                            11,173,000
Accounts Payable                                            (502,000)
                                                   ------------------
                                                        $ 11,958,000
                                                   ==================

The Company has made a preliminary valuation of assets and has estimated the value of goodwill and intangible assets to be approximately $11.2 million. The Company will complete its valuation of these assets in the fourth quarter of fiscal 2007. The Company determined that this is not a significant subsidiary in accordance with Regulation S-X and as such, pro-forma financial information is not required. The Company also has entered into employment agreements with Adrienne Kantor and Robert Kantor, the principal officers of AVD. These agreements will cover a period of 5 years, providing compensation and employee benefits.

During the period ended September 29, 2007, the Company recorded a note payable to Robert Kantor and Adrienne Kantor, related to the acquisition of Adrienne Victoria Designs. The $6.3 million note, which will be paid over five years, has an imputed five percent interest rate. At September 29, 2007, $1.7 million of the note is recorded in current liabilities and $4.6 million is included in long-term liabilities.

REPURCHASE PROGRAM
------------------
On July 30, 2007, the Company's Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 1,000,000 shares of Company common stock, either through the open market or in privately negotiated transactions in accordance with SEC requirements, in either case, at the prevailing market rate. The program began in August 2007. There is no expiration date governing the period over which the Company can repurchase shares. During the 13-week period ended September 29, 2007, the Company repurchased, in the open market, 637,029 shares at a cost of $10.3 million or $16.10 per share.

As of October 31, 2007, the Company repurchased, in the open market, an additional 146,216 shares at a cost of $2.4 million or $16.46 per share.

CO-BRANDED CREDIT CARD PROGRAM
------------------------------
During the second quarter of fiscal 2007, Cache introduced a co-branded customer credit card program. Under this program, the Company will receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. For the 39-week and 13-week periods ended September 29, 2007, the Company received approximately $220,000 and $177,000, respectively in connection with activated cards. The amount of fee income recorded in connection with activated credit cards was insignificant in fiscal 2007.

The Company also offers its credit card holders a program whereby points can be earned on net purchases made with the co-branded credit card. Five reward points are awarded for each dollar spent at Cache and one reward point is awarded for each dollar spent at non-Cache businesses. Cardholders whose credit card account is not delinquent, in default or closed will be automatically eligible to receive a $25 Cache gift card upon accrual of 2,500 reward points. The issuing bank bears the cost of the reward program and will be responsible for the administration and management of the program.

The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by the cardholder at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc.

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

6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                               September 29,         December 30,          September 30,
                                                                   2007                  2006                  2006
                                                             ------------------    ------------------    ------------------


 Leasehold improvements                                    $        55,112,000   $        51,320,000   $        50,558,000
 Furniture, fixtures and equipment                                  48,805,000            45,687,000            54,302,000
                                                             ------------------    ------------------    ------------------
                                                                   103,917,000            97,007,000           104,860,000
 Less: accumulated depreciation
    and amortization                                               (54,149,000)          (46,557,000)          (54,072,000)
                                                             ------------------    ------------------    ------------------

                                                           $        49,768,000   $        50,450,000   $        50,788,000
                                                             ------------------    ------------------    ------------------


7. ACCRUED LIABILITIES
                                                               September 29,         December 30,          September 30,
                                                                   2007                  2006                  2006
                                                             ------------------    ------------------    ------------------


 Operating expenses                                        $         4,363,000   $         2,978,000   $         4,379,000
 Accrued income and other taxes                                      1,687,000             2,190,000             2,125,000
 Group insurance                                                       683,000               737,000               711,000
 Sales return reserve                                                  659,000               845,000               657,000
 Leasehold additions                                                   696,000             2,000,000             2,416,000
 Other customer deposits and credits                                 2,401,000             2,765,000             1,844,000
                                                             ------------------    ------------------    ------------------
                                                           $        10,489,000   $        11,515,000   $        12,132,000
                                                             ------------------    ------------------    ------------------

Leasehold additions generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.


8. BANK DEBT

During November 2005, the Company reached an agreement with its bank to amend the amount available under the Amended Revolving Credit Facility. Pursuant to the Amended Revolving Credit Facility, $17,500,000 is available until expiration at November 30, 2008. The amounts outstanding under the credit facility bear interest at a maximum per annum rate equal to the bank's prime rate, currently 7.75% at September 29, 2007, less 0.25%. The agreement contains selected financial and other covenants. Effective upon the occurrence of an Event of Default under the Amended Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. The Company has at all times been in compliance with all loan covenants.

There have been no borrowings against the line of credit during fiscal 2007 and fiscal 2006. There were outstanding letters of credit of $0.6 million, $1.1 million and $2.7 million, pursuant to the Amended Revolving Credit Facility, at September 29, 2007, December 30, 2006 and September 30, 2006, respectively.


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

The following is a summary of the activity in the reserve for exit costs for fiscal 2007:

                                  BALANCE
                                BEGINNING OF    CASH               BALANCE END
                                   YEAR       PAYMENTS  REVERSALS  OF PERIOD
                                -----------   --------  ---------  -----------
Contractual termination costs     $385,000    $307,000   $78,000      $0
Severance                          $43,000     $43,000        $0      $0

The reversal in fiscal 2007 was due to the Company converting the Lillie Rubin store into a Cache store.


10. CONTINGENCIES

The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe that the resolution of these matters will result in a material loss. We have not provided any third party financial guarantees as of and for the 39 and 13-week periods ended September 29, 2007 and September 30, 2006.

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


RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 39-week and 13-week periods ended September 29, 2007 and September 30, 2006, expressed as a percentage of net sales. Amounts include the combined results of our Cache and Cache Luxe stores.

                                                     13 Weeks Ended                              39 Weeks Ended
                                         ----------------------------------------     -------------------------------------
                                             Sept 29,               Sept 30,              Sept 29,             Sept 30,
                                               2007                   2006                 2007                 2006
                                         ------------------     -----------------     ----------------     ----------------

Sales                                         100.0%                100.0%                100.0%                100.0%
Cost of sales                                  54.3                  52.8                  53.8                  52.5
Gross profit                                   45.7                  47.2                  46.2                  47.5
Store operating expenses                       38.1                  37.3                  37.1                  34.3
General and administrative expenses             8.1                   9.4                   8.9                   7.8
Lillie Rubin exit costs                        (0.1)                 (0.2)                 (0.0)                  2.8
Operating income (loss)                        (0.4)                  0.8                   0.3                   2.5
Interest income, net                            0.8                   1.1                   1.0                   0.9
Income before income taxes                      0.3                   1.9                   1.3                   3.4
Income taxes                                    0.1                   0.7                   0.5                   1.3
Net income                                      0.3%                  1.2%                  0.8%                  2.1%

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

                                                     13 Weeks Ended                              39 Weeks Ended
                                         ----------------------------------------     -------------------------------------
                                             Sept 29,               Sept 30,              Sept 29,            Sept 30,
                                               2007                   2006                 2007                 2006
                                         ------------------     -----------------     ----------------     ----------------

Total store count at end of period              296                   294                   296                   294
Net sales growth                                  1%                    5%                    0%                    5%
Comparable store sales growth                     4%                    1%                    2%                    3%
Average sales per transaction growth
(decrease)                                       (7%)                   4%                   (8%)                   4%
Average number of transactions growth
(decrease)                                       11%                   (3%)                  10%                   (1%)
Net sales per average square foot              $ 98                  $ 99                  $319                  $319
Total square footage (in thousands)             604                   589                   604                   589


NET SALES

Net sales remained substantially unchanged, as compared to the same 39-week period last year, increasing to $196.0 million from $195.4 million. Comparable store sales at Cache stores (sales for stores open at least one year or more) increased $3.9 million or 2% during the 39-week period. Non-comparable sales decreased $3.4 million during the current period, as a result of the reduction of $12.5 million in net sales for Lillie Rubin stores open in the 39-week period of fiscal 2006, which was partially offset by sales at new store locations of approximately $9.1 million, during the current 39-week period. Net sales in the fiscal 2007 period at Cache stores reflected an 10% increase in sales transactions, which was partially offset by a 8% decrease in average dollars per transaction, primarily due to the increase in markdown sales.

Net sales increased to $60.6 million from $59.9 million, an increase of $637,000, or 1.1%, as compared to the same 13-week period last year. This reflects $2.1 million of additional net sales as a result of a 4% increase in comparable store sales at Cache stores. Non-comparable sales decreased $1.5 million during the current period, as a result of the reduction of $2.9 million in net sales for Lillie Rubin stores open in the 13-week period of fiscal 2006, as well as $2.4 million of breakage income recorded last year, as a result of the formation of a new subsidiary to handle all Gift Card sales, which was partially offset by sales at new store locations of approximately $3.8 million, during the current 13-week period. Net sales in the fiscal 2007 period at Cache stores reflected a 11% increase in sales transactions, which was partially offset by an 7% decrease in average dollars per transaction, primarily due to the increase in markdown sales.

GROSS PROFIT

Gross profit decreased to $90.6 million from $92.7 million, a decrease of $2.1 million, or 2.3%, as compared to the same 39-week period last year. This decrease was primarily due to greater markdowns taken, due to reduced sales in our sportswear assortment in the current period, which was partially offset by higher initial gross margins from increased direct sourcing of merchandise, as compared to last year. In addition, buying and occupancy expenses increased as a percent of sales in the current period, partially due to the acquisition of the Adrienne Victoria Designs, our manufacturing and sourcing division, in the third quarter of fiscal 2007. As a percentage of net sales, gross profit decreased to 46.2% from 47.5%, last year.

Gross profit decreased to $27.7 million from $28.3 million, a decrease of $599,000, or 2.1%, as compared to the same 13-week period last year. This decrease was primarily due to greater markdowns taken, due to reduced sales in our sportswear assortment in the current period, which was partially offset by higher initial gross margins from increased direct sourcing of merchandise, as compared to last year. In addition, buying and occupancy expenses increased as a percent of sales in the current period, primarily due to the reasons mentioned above. As a percentage of net sales, gross profit decreased to 45.7% from 47.2% last year.

STORE OPERATING EXPENSES

Store operating expenses increased to $72.7 million from $67.1 million, an increase of $5.6 million, or 8.4%, over the prior year 39-week period. As a percentage of net sales, store operating expenses increased to 37.1% from 34.3%, for the 39-week period last year. This increase reflects the impact of newer stores, which have not achieved a mature sales volume level as compared to the existing store base. The increase in store operating expenses was principally due to higher marketing expenses ($4.0 million), depreciation expense ($758,000), outside services ($354,000) and payroll expense ($536,000), which were partially offset by lower charges in other expense categories.

Store operating expenses increased to $23.1 million from $22.3 million, an increase of $742,000, or 3.3%, over the prior year 13-week period. As a percentage of net sales, store operating expenses increased to 38.1% from 37.3% for the 13-week period last year. This increase reflects the impact of newer stores, which have not achieved a mature sales volume level as compared to the existing store base. The increase in store operating expenses was principally due to higher depreciation expense ($637,000), payroll expense ($220,000) and outside services ($121,000), which were partially offset by lower charges in other expense categories.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $17.4 million from $15.3 million, an increase of $2.1 million, or 13.4%, over the same 39-week period last year. As a percentage of net sales, general and administrative expenses increased to 8.9% from 7.8%, principally due to higher professional fees ($1.0 million) and a legal settlement related to exempt employees in California ($1.0 million), as compared to last year.

General and administrative expenses decreased to $4.9 million from $5.6 million, a decrease of $700,000, or 12.5%, as compared to the same 13-week period last year. As a percentage of net sales, general and administrative expenses decreased to 8.1% from 9.4%, principally due to lower professional fees ($436,000), as well as reductions in several other expense categories, as compared to last year.

LILLIE RUBIN EXIT COSTS

During the 39-week period ended September 29, 2007 the Company reversed a pre-tax charge of $78,000 for the exit of the Lillie Rubin business as compared to the pre-tax charge of $5.5 million in fiscal 2006. The reversal was due to the Company converting the Lillie Rubin store into a Cache store. The charge for $5.5 million in fiscal 2006 was comprised of leasehold improvements, furniture and fixtures write down ($4.4 million), a write-down of intangibles ($455,000), a write-down of supplies ($275,000), severance charges ($253,000), as well as an accrual ($1.4 million) for contractual termination costs negotiated prior to July 1, 2006. These costs were partially offset by the reversal of $1.3 million of deferred rent accruals. As a percent of sales, Lillie Rubin exit costs were (0.2%) and 2.8%, for the 13-week and 39-week periods in fiscal 2006.

OTHER INCOME

Interest income increased to $2.0 million from $1.9 million, as compared to the same 39-week period last year, primarily due to higher average cash and marketable securities balances earlier in the year. Interest income decreased to $523,000 from $657,000 in the same 13-week period last year, primarily due to lower average cash and marketable securities balances and a reduction in interest rates, as compared to last year. Interest expense of $78,000 in the current 13-week period was accrued, related to the note payable issued for the Adrienne Victoria acquisition.

INCOME TAXES

Income taxes decreased to $908,000 from $2.6 million, as compared to the 39-week period last year. The decrease was primarily attributable to lower taxable income in fiscal 2007. Income taxes decreased to $51,000 from $441,000, as compared to the 13-week period last year. The decrease was primarily attributable to lower taxable income in fiscal 2007. The estimated effective tax rate for the 39-week and 13-week periods in fiscal 2007 were 36.5% and 24.1%, respectively. The estimated effective tax rate for both 39-week and 13-week periods in fiscal 2006 were 39.0%, respectively.

NET INCOME

As a result of the factors discussed above, net income decreased to $1.6 million from $4.1 million as compared to the same 39-week period last year. As a result of the factors discussed above, net income decreased to $161,000 from $690,000, as compared to the same 13-week period last year.

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores and to improve and enhance our information technology systems. During the 39-week period ended September 29, 2007, we generated $12.6 million of cash flow from operations as compared to $9.1 million generated in the same period in fiscal 2006. We expect to continue to meet our operating cash requirements primarily through cash flows from operating activities, existing cash and cash equivalents, and short-term investments. In addition, we have available a $17.5 million revolving credit facility (the "credit facility") with Bank of America Retail Finance, under which we have not had outstanding borrowings for several years. At September 29, 2007, we had working capital of $68.2 million, cash and marketable securities of $49.2 million and no third party debt outstanding.

The following table sets forth our cash flows for the period indicated:

                                                                                        ------------------------------------
                                                                                                  39 Weeks ended
                                                                                        ------------------------------------
                                                                                            Sept 29,            Sept 30,
                                                                                              2007                2006
                                                                                        -----------------    ---------------
Net cash provided by operating activities............................                      $12,561,000         $9,066,000
Net cash provided by (used in) investing activities..................                      (13,126,000)         7,145,000
Net cash provided by (used in) financing activities..................                       (9,823,000)           250,000
                                                                                        -----------------    ---------------

Net increase (decrease) in cash and equivalents......................                     $(10,388,000)       $16,461,000
                                                                                        =================    ===============

During the 39-week period ended September 29, 2007, cash and cash equivalents decreased by $10.4 million, primarily due to repurchase of common stock ($10.3 million), purchase of assets from Adrienne Victoria Designs ($5.7 million), decrease in deferred tax liabilities ($1.9 million), partially offset by operating cash flows from depreciation expense ($8.7 million), net maturities of marketable securities ($1.8 million), a seasonal decrease in prepaid expenses ($1.8 million) and a seasonal increase in accrued liabilities ($2.9 million). Decreases in cash flows for the current period, also included capital expenditures for our new store expansion and remodeling program totaling $9.3 million. Non-cash items included $1.2 million of deferred rent amortization.

We plan to open approximately 10 new stores during fiscal 2007, of which the Company has opened 8 new stores to date. We renovated 14 existing stores to date. We spent approximately $9.3 million through September 29, 2007 and expect to spend an additional $1-2 million during the balance of fiscal 2007, for both new store and existing store construction and remodeling.

On July 30, 2007, the Company's Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 1,000,000 shares of Company common stock, either through the open market or in privately negotiated transactions in accordance with SEC requirements, in either case, at the prevailing market rate. The program began in August 2007. There is no expiration date governing the period over which the Company can repurchase shares. During the 13-week period ended September 29, 2007, the Company repurchased, in the open market, 637,029 shares at a cost of $10.3 million or $16.10 per share.

As of October 31, 2007, the Company repurchased, in the open market, an additional 146,216 shares at a cost of $2.4 million or $16.46 per share.

There have been no borrowings against the line of credit during fiscal 2007 and fiscal 2006. There were outstanding letters of credit of $0.6 million, $1.1 million and $2.7 million, pursuant to the credit facility, at September 29, 2007, December 30, 2006 and September 30, 2006, respectively.

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

In the evaluation of the fair value and future benefits of finite long-lived assets, we perform an analysis by store of the anticipated undiscounted future net cash flows of the related finite long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges were incurred in fiscal 2004 and 2005, respectively. In fiscal 2007, the Company recorded an impairment charge of $73,000 as compared to $101,000 in fiscal 2006. The impairment charge in the current year was for one store that the Company planned on closing at the end of fiscal 2007 and the impairment charge in fiscal 2006, related to one store, which the Company closed in early 2007.

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

GIFT CARDS, GIFT CERTIFICATES AND CREDITS. The Company sells gift cards and gift certificates ("Gift Cards") and issues credits to its customers when merchandise is returned. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card being redeemed by the customer is remote (Gift Card breakage) since the Company has determined that it does not have a legal obligation to remit the value of unredeemed Gift Cards to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns. Breakage income represents the balance of Gift Cards, for which the Company believes the likelihood of redemption by the customer is remote. At that time, the Company will recognize breakage income for those Gift Cards. During the third quarter of fiscal 2006, the Company formed a new subsidiary to handle all Gift Card sales and maintain the liability related to Gift Cards. As a result of transferring all existing obligations to the newly formed subsidiary, the Company recognized $2.4 million of breakage income, within net sales, in the third quarter of fiscal 2006 related to Gift Cards sold/issued since the inception of the Gift Card program. The Company recognized $222,000 of breakage income during the 39-week period ended September 29, 2007.

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

INCOME TAXES. The Company accounts for income taxes in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME TAXES." This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company's best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of September 29, 2007, the Company did not have any tax contingencies. The Company adopted the provisions of FIN 48, effective December 31, 2006. The adoption did not have a material impact on the consolidated financial statements.

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

Our exposure to market risk for changes in interest rates relates to cash, cash equivalents and marketable securities. As of September 29, 2007, our cash, cash equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate and U.S. treasury instruments, as well as municipal bonds which bear interest at a fixed rate. Due to the average maturity and the conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

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

As of September 29, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13(a)-15(b). Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 29, 2007 due to the material weakness in our internal control over financial reporting, identified during the Company's assessment of internal control over financial reporting as of December 30, 2006 and reported in our fiscal 2006 Annual Report on Form 10-K. We continue our efforts to remediate this material weakness through ongoing process improvements, the implementation of enhanced policies and hiring additional personnel, engaging third-party tax, financial and financial systems consultants, improving quality control standards, and providing additional training and education to our financial reporting and accounting personnel. Accordingly, this material weakness is not yet fully remediated. No material weaknesses will be considered remediated until the remedial procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively.

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



                              Dated:   November 8, 2007

                              CACHE, INC.




                                       BY:     /s/  Brian Woolf
                                               ---------------------------------
                                               Brian Woolf
                                               Chairman and Chief
                                               Executive Officer
                                               (Principal Executive
                                               Officer)


                                       BY:     /s/ Margaret Feeney
                                               ---------------------------------
                                               Margaret Feeney
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)