Form 10-K
period 2007-12-29
CACHE INC
filed 2008-03-13
CIK 350199

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

Commission file number 0-10345

CACHE, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-1588181 (IRS Employer Identification No.)
1440 Broadway, New York, New York (Address of principal executive offices)	10018 (Zip Code)
Registrant's telephone number, including area code: (212) 575-3200

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, $.01 par value

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $194 million as of June 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of $13.27 of the registrant's Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

         As of February 29, 2008, 13,386,608 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information included in the Registrant's Proxy Statement to be filed in connection with its 2008 Annual Meeting of Stockholders has been incorporated by reference into Part III (Items 10, 11, 12, 13, 14 and 15) of this report on Form 10-K.

CACHE, INC.
FORM 10-K ANNUAL REPORT
DECEMBER 29, 2007

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

PART I

ITEM 1.    BUSINESS

GENERAL

        We are a nationwide, mall-based specialty retailer of lifestyle sportswear and dresses targeting style-conscious women. Our merchandise offerings extend from elegant eveningwear to sophisticated casual and daytime sportswear, which encompasses a variety of tops, bottoms, dresses and accessories, all of which are sold under our Cache brand. We believe the appeal of our merchandise is enhanced through the intimate boutique-like environment we offer to our customers. This environment is achieved through a high level of customer service combined with our smaller store format, which averages approximately 2,000 square feet. As of December 29, 2007, we operated 297 Cache and Cache Luxe stores, primarily situated in central locations in high traffic, upscale malls, in 43 states, Puerto Rico and the U.S. Virgin Islands.

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

        Our Cache Luxe concept primarily focuses on our daytime and eveningwear merchandise. This concept is expected to broaden our customer base, enable us to offer a larger selection of evening apparel and accessories at higher price points and allow us to leverage our marketing under a single Cache brand. In addition, Cache stores located in malls containing a Cache Luxe store have increased capacity to offer an expanded casual assortment. Almost all of our current Cache Luxe stores are in malls that also contain a Cache store.

        During May 2007, the Company launched the Cache Accents program. The Cache Accents program was designed to encourage repeat sales, increase per transaction spending and to create customer loyalty. A customer can enroll in the Cache Accents program without any cost and earn a lifetime discount of 5%, as long as they are a member. We believe the Cache Accents program will significantly improve our ability to leverage our customer database, which contains more than 4.3 million names. We also believe the Cache Accents program will help us achieve higher comparable store sales and improve our margins.

        During the second quarter of fiscal 2007, Cache introduced a co-branded customer credit card program. Under this program, the Company receives from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. In addition, credit card holders are offered a program whereby points can be earned on net purchases made with the co-branded credit card. The issuing bank bears the cost of the reward program and is responsible for the administration and management of the program. The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses.

        On July 3, 2007, the Company, through a wholly-owned subsidiary which was created in connection with the acquisition, acquired certain assets of Adrienne Victoria Designs, Inc. ("AVD"), our largest vendor. Under the terms of the agreement, the Company made cash payments totaling $5.7 million, including transaction costs. The agreement also calls for guaranteed installment payments to be paid over 5 years, as well as contingent payments, based upon earn-out provisions to be paid also over 5 years, if certain conditions are met. The Company acquired certain assets of AVD, a design, sourcing and manufacturing company, to increase operating efficiencies and increase shareholder value. The Company also acquired the rights to the "Mary L" trademark. Mary L products are sold in upper tier department stores.

        On July 30, 2007, the Company's Board of Directors authorized a share repurchase program, which began in August 2007, pursuant to which the Company may repurchase up to 1,000,000 shares of Company common stock, either through the open market or in privately negotiated transactions in accordance with SEC requirements, in either case, at the prevailing market rates. During the fourth quarter of fiscal 2007, the Board of Directors authorized the repurchase of an additional 1,000,000 shares bringing the Company's total repurchase program to 2,000,000 shares at the end of Fiscal 2007. There is no expiration date governing the period over which the Company may repurchase shares.

        On January 2, 2008, the Board of Directors authorized an additional 1,000,000 share repurchase, and on February 5, 2008, the Board of Directors authorized an additional 500,000 share repurchase, bringing the total authorization to 3,500,000 shares.

Recent Developments

        On January 24, 2008, Mr. Brian Woolf, previously Chairman and Chief Executive Officer, as well as the principal executive officer of Cache, Inc. resigned from the Company, effective immediately. On January 24, 2008, Mr. Thomas Reinckens, currently Cache Inc.'s President, was appointed as the Company's Chairman and Chief Executive Officer and will serve as the Company's principal executive officer. He will continue in his position as the Company's President, in addition to assuming these new roles.

Merchandising, Design and Production

        Our merchandising focuses on providing an edited selection of sportswear and dresses extending from casual and daytime sportswear into elegant eveningwear, as well as a collection of complementary accessories. All of our merchandise is sold under our own Cache label. We employ a constant process of test-and-ordering that allows us to restock popular items during the same season. We also maintain a key item strategy, providing some popular and core items for longer periods to meet ongoing customer demand. New merchandise arrives on a frequent basis at each of our stores, giving our customers a reason to visit often. We introduce new floor sets into each of our stores approximately every six weeks. These new floor sets provide changes in visual merchandising within both our stores and our window presentations.

Merchandise

        We design and market three general categories of merchandise:

          Sportswear.    Sportswear consists of related tops and bottoms, versatile enough to be worn during the day or out for evening events. Price points for sportswear in our Cache stores generally range from $60 to $300.

          Dresses.    Dresses range from shorter lengths for day-time, cocktail, as well as day-into-evening wear to special occasion long dresses. Price points for dresses in our Cache stores generally range from $125 to $450.

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

        The following table indicates the percentage of net sales by merchandise category at our Cache and Cache Luxe stores for each of the periods indicated below:

	52 Weeks Ended
	December 31, 2005	December 30, 2006	December 29, 2007
Sportswear	68.7%	65.7%	58.7%
Dresses	21.7	24.5	32.1
Accessories	9.6	9.8	9.2

Total	100.0%	100.0%	100.0%

The percentage of net sales represented by dresses at our Cache stores is typically higher in the first half of the year, due to the prom season.

Design

        Our merchandise offerings are organized around the spring and fall seasons. Our design team consists of seasoned designers who have experience in the apparel industry, and are given a significant amount of creative freedom in the design process. Following the end of a season, our merchandising team reviews data from that season's results as well as market research, retail trends and trade shows. Based on this information, our team develops seasonal themes, which will influence our exclusive designs for the following year.

        Prior to each season, our design team selects specific styles that reflect seasonal themes. The design team collaborates with our merchants to adjust test garments for color and style to ensure offerings reflect the appropriate balance between fashion content and marketability. Our team then works with our technical department, fit model and manufacturers to guarantee our missy fit and high-comfort standards are met. Our direct sourcing ability and close relationships with our vendors facilitates a fluid design cycle that enables us to create fashion-forward, exclusive styles and test merchandise in select stores before store roll-outs.

        Accessories are manufactured for us by third party vendors, a process that allows our design and merchandising team to focus on our core apparel offerings. We also maintain close relationships with our accessory vendors so that our accessories complement our seasonal themes and palettes.

Planning

        We conduct our planning process based on our historical point-of-sale data, economic trends, seasonality and anticipated demand based on market tests. We determine at a corporate level the composition and amount of our merchandise by product, print, color, style and size. We are then able to negotiate bulk material purchases with suppliers, which we believe enables us to obtain better pricing.

        Our merchandising and planning teams determine the appropriate level and type of merchandise for each store. The merchandise is drop shipped to each store via independent carriers. Following receipt at our stores, the merchandising staff obtains daily sales information and store-level inventory generated by our POS system. Based upon this data, management makes decisions with respect to re-orders, store transfers and markdowns.

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

Production, Sourcing and Distribution

        Our in-house production team co-ordinates the sourcing and distribution of products to our stores. We drop ship products to our stores, which allows us to respond quickly to fashion preferences and demand, as well as to reduce inventory risk. Due to our recent acquisition of our largest vendor, we currently purchase only a portion of our merchandise from third party agents, who arrange for the manufacture of our apparel overseas. Our five largest vendors, excluding our largest vendor which we recently acquired, accounted for approximately 14% of our purchases during the 52 weeks ended December 29, 2007, and our largest vendor accounted for 4% of our purchases during the 52 weeks ended December 29, 2007.

        In July 2007, we purchased certain assets of our largest vendor, AVD. During fiscal 2006, we purchased 27% of our merchandise from AVD. During fiscal 2007, purchases from AVD prior to acquisition totaled 47% of our purchases. We anticipate purchases from third party vendors to approximate 25% of our total purchases in fiscal 2008.

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

        We began to remodel existing stores using this new design in late fiscal 2001. We generally remodel stores as leases come up for renewal. We remodeled 11 Cache stores in fiscal 2006, remodeled 16 stores in fiscal 2007 and expect to remodel approximately 15 stores in fiscal 2008. By the end of fiscal 2008, we expect to have remodeled approximately 80% of our Cache stores. Most store remodels take from six to eight weeks. During this period, we typically utilize temporary locations in the mall near our existing locations so that customers can continue to shop for our merchandise.

Store Management and Training

        We organize our stores into regions and districts, which are overseen by five regional vice presidents and 36 district managers. Each of our district managers is typically responsible for eight to ten stores. We typically staff our stores with two opening employees, three mid-day employees and two closing employees.

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

Store Locations

        As of December 29, 2007, we operated 297 Cache and Cache Luxe stores located in 43 states, as well as Puerto Rico and the U.S. Virgin Islands.

        The following table indicates our Cache stores by state as of December 29, 2007:

Alabama	7	Louisiana	5	Ohio	10
Arizona	5	Maine	1	Oklahoma	2
Arkansas	2	Maryland	7	Oregon	2
California	29	Massachusetts	9	Pennsylvania	8
Colorado	4	Michigan	6	Rhode Island	2
Connecticut	4	Minnesota	3	South Carolina	5
Delaware	1	Mississippi	1	Tennessee	7
Florida	37	Missouri	4	Texas	23
Georgia	9	Nebraska	1	Utah	1
Hawaii	3	Nevada	8	Virginia	7
Illinois	9	New Hampshire	3	Washington	4
Indiana	3	New Jersey	14	West Virginia	1
Iowa	2	New Mexico	2	Wisconsin	3
Kansas	2	New York	12	Puerto Rico	1
Kentucky	3	North Carolina	8	US Virgin Islands	2

        The following table indicates our Cache Luxe stores by state as of December 29, 2007:

Arizona	1	Louisiana	1	North Carolina	1
Florida	6	Michigan	2	Tennessee	1
Georgia	1	New Jersey	1	Texas	1

        The following table indicates the number of Cache stores opened and closed over the past five fiscal years ended December 29, 2007:

Fiscal Period	Stores Open at Beginning of Period	Stores Opened During Period	Stores Closed During Period	Stores Open at End of Period	Total Square Footage
FY2003	207	22	2	227	514,000
FY2004	227	31	4	254	596,000
FY2005	254	17	4	267	614,000
FY2006	267	17	7	277	600,000
FY2007	277	10	5	282	601,000

        The Company opened 16 Cache Luxe stores during fiscal 2006 and closed one Cache Luxe store during fiscal 2007.

New Store Development

        During fiscal 2007, we opened 10 Cache stores and closed five Cache stores and one Luxe store. During fiscal 2008, we intend to open approximately 12 new Cache stores.

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

        In connection with the introduction of our Cache Luxe concept in the third fiscal quarter of 2006, we converted 16 Lillie Rubin locations to Cache Luxe stores and combined three Lillie Rubin locations with adjacent Cache stores allowing us to include Cache Luxe merchandise in these three expanded Cache stores. Almost all of our Cache Luxe stores are in malls that also contain a Cache store. We closed one Cache Luxe store in fiscal 2007. We do not expect to open any new Cache Luxe stores during fiscal 2008.

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

        We currently operate five street locations and one outlet store. We believe that street locations and outlet stores can enhance our potential store base. We plan to expand our openings of street locations and outlet stores.

Marketing and Promotion

        Our marketing program currently consists of Direct Marketing through Direct Mail and Email, as well as our customer loyalty program, Cache Accents.

        During May 2007, the Company launched the Cache Accents program. The Cache Accents program was designed to encourage repeat sales, increase per transaction spending and to create customer loyalty. A customer can enroll in the Cache Accents program without any cost and earn a lifetime discount of 5%, as long as they are a member. A member is considered to be a "preliminary" member until the customer spends the required $300 over any length of time. Once the customer spends the required $300 they become a "permanent" member and is then eligible for the discount of 5%. As part of the Cache Accents program, the member is also entitled to free shipping and private sales. Most

"permanent" members of the Accent program receive an average of one fashion mailer per month. We believe the Cache Accents program will significantly improve our ability to leverage our customer database, which contains more than 4.3 million names. We believe the Cache Accents program will also help us achieve higher comparable store sales and improve our margins.

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

        Our web site, http://www.cache.com, allows customers to search for Cache store locations, purchase merchandise online, view currently available styles and schedule private fittings of merchandise at any Cache store. Over the past three years, web site sales have increased from approximately $2.4 million in fiscal 2005 to approximately $4.7 million in fiscal 2007.

Competition

        The market for women's sportswear, dresses and accessories is highly competitive. We compete primarily with specialty retailers of women's apparel and department stores located in the same mall or a nearby location. We believe our target customers choose to purchase apparel based on the following factors:

  •
  Style and fashion;

  •
  Fit and comfort;

  •
  Customer service;

  •
  Shopping convenience and environment; and

  •
  Value.

Information Systems

        We have historically invested in information systems to improve sales, gain efficiencies and reduce operating costs. Our information systems integrate all major aspects of our business, including sales, finance, distribution, purchasing, inventory control and merchandise planning. Our stores utilize a POS system with price look-up capabilities for both inventory and sales transactions. The Company completed the rollout of a new upgraded POS system to its stores in early fiscal 2007. We also installed a wide area network as part of this upgrade, which allows us to add functionality to our POS system including the ability to process debit card transactions at lower costs, centralize credit authorizations, improve labor scheduling, centralize our customer database, introduce our customer loyalty program, speed up customer transaction time and analyze real-time sales data. In addition, we began to sell gift cards and use merchandise credit cards during the second half of 2006, replacing paper-based gift certificates and merchandise credits.

Trademarks and Service Marks

        We are the owner in the United States of the "Cache", "Cache Luxe" and "Mary L" trademarks and service marks. The "Mary L" trademark was acquired in connection with the purchase of Adrienne Victoria Designs, Inc. The marks are registered with the United States Patent and Trademark Office. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. Our rights to the aforementioned marks are a significant part of our business. Accordingly, we intend to maintain these marks and the related registration. We are currently unaware of any material claims of infringement or other challenges to our right to use our marks in the United States.

Employees

        As of December 29, 2007, we had approximately 2,860 employees, of whom approximately 1,320 were full-time employees and approximately 1,540 were part-time employees. As of December 29, 2007, we had approximately 2,680 store personnel and approximately 180 non-store personnel. None of these employees are represented by a labor union. We consider our employee relations to be satisfactory.

Available Information

        We make available on our website, http://www.cache.com, under "Investor Relations," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, currents reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission ("SEC").

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

        During both fiscal 2005 and 2006, we opened 17 Cache stores and during fiscal 2007, we opened 10 Cache stores. In addition, during the third fiscal quarter of fiscal 2006, we converted 16 Lillie Rubin locations to Cache Luxe stores. During fiscal 2008, we intend to open approximately 12 new Cache stores. We intend to continue to open a significant number of new stores in future years and to remodel many of our existing stores as their leases come up for renewal. Our proposed expansion will place demands on our operational, managerial and administrative resources. These increased demands could have a material adverse effect on our ability to manage our business. As we open more stores, our resources may come under greater strain and may prove to be inadequate. If we are unable to open new stores or remodel our existing stores as planned, or if our new stores are unsuccessful, it could have a negative impact on our financial performance. Even if we are able to open new stores as planned, some of our newly opened stores may not be commercially successful, possibly resulting in their closure at a significant cost to us or a material adverse effect on our financial condition or results of operations.

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

        During the third fiscal quarter of 2006, we opened 16 Cache Luxe stores. We closed one Cache Luxe store during fiscal 2007. Almost all of our Cache Luxe stores are located in malls that also contain a Cache store. As a new concept, Cache Luxe may not be successful. It may detract from our existing Cache brand and/or result in reduced sales at Cache stores that are located in the same mall as a Cache Luxe store. The continued implementation and expansion of the Cache Luxe concept could divert our management's time and resources from our core Cache store business. If the results of operations of our Cache Luxe stores are not significantly better than the Lillie Rubin stores they replaced, there could be a material adverse effect on our business, financial condition and results of operations.

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

        Our quarterly results of operations for our individual stores have fluctuated in the past and will continue to fluctuate in the future. Since the beginning of fiscal 2005, our quarterly comparable sales at Cache stores have ranged from an increase of 9% to a decrease of 7%. We cannot assure you that we will be able to increase comparable store sales in the future over any given period. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

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

        Our success in implementing our business and growth strategies depends on the abilities and experience of our management team. If we were to lose the services of one or more members of this team, and in particular the services of Thomas Reinckens, our Chief Executive Officer, we may be unable to find a suitable replacement on a timely basis. This in turn could adversely affect our business, financial condition and results of operations.

        We rely on a relatively small number of domestic vendors, and our success depends on maintaining good relationships with these vendors to source our products.

        We drop ship products to our stores, which allows us to respond quickly to fashion preferences and demand, as well as to reduce inventory risk. Due to our recent acquisition of our largest vendor, we currently purchase only a portion of our merchandise from third party agents, who arrange for the manufacture of our apparel overseas. Our five largest vendors, excluding our largest vendor which we recently acquired, accounted for approximately 14% of our purchases during the 52 weeks ended December 29, 2007, and our largest vendor accounted for 4% of our purchases during the 52 weeks ended December 29, 2007.

        In July 2007, we purchased certain assets of our largest vendor, AVD. During fiscal 2006, we purchased 27% of our merchandise from AVD. During fiscal 2007, purchases from AVD prior to acquisition totaled 47% of our purchases. We anticipate purchases from third party vendors to approximate 25% of our total purchases in fiscal 2008.

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

        Substantially all of the materials used to manufacture our merchandise is produced in foreign facilities. This subjects us to the risks of international trade and other risks generally associated with doing business in foreign markets.

        Substantially all of our vendors utilize overseas production facilities. The failure of foreign manufacturers to ship materials or products to us in a timely manner could result in our stores lacking needed inventory. Any event causing a disruption of imports, including financial or political instability, currency fluctuations, terrorism or heightened security, trade restrictions in the form of tariffs or quotas or both, political or military conflict involving the United States, or the migration of manufacturers, could negatively affect our business, financial condition or results of operations. These adverse impacts may include an increased cost to us, reductions in the supply of merchandise or delays in our manufacturing lead time.

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

        Our plans to increase our direct-sourcing of products sold in our stores may not be successful, which could result in additional costs and manufacturing delays. To the extent that we increase direct-sourcing, interruptions in our direct-sourcing operations could result in lost sales and increased costs.

        We have limited experience with direct-sourcing, which can supply us merchandise at lower costs. During fiscal 2007, we purchased certain assets of AVD, which has employees with over 30 years experience in design, production and sourcing. During fiscal 2007, we directly sourced approximately 61% of our merchandise. In fiscal 2008, we anticipate 80% of our receipts will be directly sourced. We cannot assure you that direct-sourcing will result in the cost savings we anticipate. Furthermore, we may not be able to effectively cultivate and manage these direct relationships with manufacturers, which could result in additional costs and manufacturing delays.

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

        We use our Cache Accents loyalty program database to market to our customers. We expanded the use of our customer database after implementing our customer loyalty program, which occurred during May 2007. Any limitations imposed on the use of such consumer data, whether imposed by federal or state governments or business partners, could have an adverse effect on our future marketing activity. In addition, to the extent our security procedures and protection of customer information prove to be insufficient or inadequate, we may become subject to litigation, which could expose us to liability and cause damage to our reputation or brand.

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

        The women's apparel market is highly competitive, fragmented and characterized by low barriers to entry. We compete against a diverse group of retailers, including traditional department stores, national and local specialty retail stores, internet-based retailers and mail order retailers. Many of our competitors, particularly traditional department stores and national specialty retail stores, are larger and have greater resources to expend on marketing and advertising campaigns. In addition, many of these competitors are already established in markets that we have not yet penetrated and have greater name recognition in general. We cannot assure you that we will continue to be successful in competing against existing or future competitors. Our expansion into markets served by our competitors or entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition and results of operations.

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

        The quota system established by the World Trade Organization ("WTO") was eliminated on December 31, 2004. We cannot be certain of the full impact that this elimination will have on international trade in general and the apparel industry in particular. We also cannot be certain of the impact of quota elimination on our business, including increased competition that could result from the importation of an increasing amount of lower priced apparel into the United States. Notwithstanding quota elimination, China's accession agreement for membership in the WTO provides that WTO member countries, including the United States, may re-impose safeguard quotas on specific products. In May 2005, the United States imposed unilateral quotas on several product categories, limiting growth in imports of these categories to 7.5% a year. The safeguard quotas in several categories have been extended by the United States government and will likely continue through 2009. These limitations apply to a limited number of products imported by us from China. We are unable to assess the potential for additional action by the United States government with respect to these or other product categories in the event that the quantity of imported apparel significantly disrupts the apparel market in the United States. Additional action by the United States in response to a disruption in its apparel markets could limit our ability to import apparel and increase our costs.

Risks Related to Our Common Stock

        Our share price has fluctuated significantly and could continue to fluctuate significantly.

        Between January 1, 2006 and December 29, 2007, the market price of our common stock has ranged from $9.70 to $25.72 per share. The stock market has, from time to time, experienced extreme price and volume fluctuations. The market price for our common stock may change significantly in response to various factors, including:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        All but a few of our 297 stores are located in shopping malls. The substantial majority of our stores contain between 1,500 and 2,500 square feet of space, with the typical store averaging 2,000 square feet. All of our stores are in leased facilities, and we typically negotiate our rental agreements based on our portfolio of store locations with a particular landlord rather than on an individual basis. Rental terms usually include a fixed minimum rent plus a percentage rent based on sales in excess of a specified amount. In addition, we generally are required to pay a charge for common area maintenance, utility consumption, promotional activities and/or advertising, insurance and real estate taxes. Many leases contain fixed escalation clauses. Most leases contain leasehold improvement reimbursements from landlords and/or rent holidays. In recognizing landlord incentives and minimum rent expenses, the Company amortizes the charges on a straight line basis over the lease term.

        Our leases expire at various dates through 2019. In most instances, we have renewal options at increased rents. The following table indicates the periods during which our leases expire.

Fiscal Years	Cache	Cache Luxe	Totals
Present – 2010	55	5	60
2011 – 2013	66	4	70
2014 – 2016	125	5	130
2017 – 2019	36	1	37

Totals	282	15	297

        Our corporate office is a 20,000 square foot facility located at 1440 Broadway in New York City. We lease this space under a 10-year lease through 2013 at a rate of approximately $543,000 per year. In addition, we added 14,500 square feet located at 260 West 39th Street in New York City, as part of the AVD acquisition. The AVD leases run through 2012 at a rate of approximately $345,000 per year.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Cache, Inc. held its annual meeting of shareholders at its headquarters in New York, New York on November 13, 2007. Of the 15,672,329 shares outstanding as of the record date, 14,743,771 shares were represented by proxy at the meeting. Proxies were solicited by Cache pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, Cache's shareholders voted on the following matters:

  (1)
  Proposal to elect five directors to hold office for a one-year term and until their successors are elected and qualified.

	For	Withheld
Andrew M. Saul	14,405,730	338,041
Brian Woolf	14,313,016	430,755
Gene G. Gage	14,550,205	193,566
Arthur S. Mintz	14,708,962	34,809
Morton J. Schrader	14,564,791	178,980
  (2)
  Proposal to ratify the appointment of Mahoney Cohen & Company, CPA, P.C. as the Company's independent auditors for the fiscal year ending December 29, 2007.

For	Against	Abstain
14,737,630	4,900	1,241

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

a.
The principal market in which the Company's Common Stock is being traded is the NASDAQ National Market System. The stock symbol is CACH. The price range of the high and low bid information for the Company's Common Stock during 2006 and 2007, by fiscal quarters, are as follows:

	Fiscal 2006		Fiscal 2007
Fiscal Period
	High	Low	High	Low
First Fiscal Quarter	$19.77	$15.87	$25.72	$17.32
Second Fiscal Quarter	$20.65	$15.71	$18.84	$13.16
Third Fiscal Quarter	$19.80	$15.00	$18.67	$12.50
Fourth Fiscal Quarter	$26.32	$17.23	$19.04	$9.70

        Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

b.
As of February 29, 2008 there were approximately 300 registered holders of record of the Company's Common Stock.

c.
The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors. On June 18, 2004, the Company paid a 3 for 2 stock dividend to holders of record.

d.
The following table summarizes our equity compensation plans as of December 29, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for the future issuance under equity compensation plans (excluding securities reflected in column(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,232,103	$12.51	117,282
Equity compensation plans not approved by security holders	0	0	0

Total	1,232,103	$12.51	117,282

e.
Share repurchase program for thirteen weeks ended December 29, 2007:

Period Ended	Total number of shares Purchased	Average price paid Per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate value) of shares that may yet be purchased under the plans or programs
October (09/30/07 – 10/29/07)	146,216	$16.46	146,216	1,216,755
November (10/30/07 – 11/28/07)	328,788	$14.57	328,788	887,967
December (11/29/07 – 12/29/07)	582,999	$11.58	582,999	304,968

Total	1,058,003	$13.18	1,058,003	2,409,690

        All purchases were made pursuant to the previously announced share repurchase program approved by our Board on July 30, 2007. Initial approval was for up to 1,000,000 shares, with subsequent increases in the fourth quarter of fiscal 2007 of an additional 1,000,000 shares, and increases on January 2 and February 5, 2008 of 1,000,000 shares and 500,000 shares, respectively, for an overall total of 3,500,000 shares. There is no expiration date for this program.

        Shares purchased as part of the share repurchase program were all purchased in open market transactions. These amounts do not take into account the additional repurchases announced on January 2, 2008 and February 5, 2008.

ITEM 6.    SELECTED FINANCIAL DATA

        The following Selected Consolidated Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

	52 WEEKS ENDED	53 WEEKS ENDED	52 WEEKS ENDED
			DEC. 31, 2005	DEC. 30, 2006	DEC. 29, 2007
	DEC. 27, 2003	JAN. 1, 2005
	(in thousands, except per share and operating data)
STATEMENT OF INCOME DATA:
Net sales	$216,256	$247,300	$266,345	$278,992 (5)	$274,458
Cost of sales	120,731	135,745	144,984	145,886	147,474

Gross profit	95,525	111,555	121,361	133,106	126,984

Store operating expenses	63,546	76,466	85,529	94,556	97,023
General and administrative expenses	14,074	14,221	15,824	21,246	22,725
Lillie Rubin exit costs	—	—	—	5,677 (6)	(78)

Operating income	17,905	20,868	20,008	11,627	7,314

Other income, (net)(1)	273	459	1,072	2,523	2,601

Income before income taxes	18,178	21,327	21,080	14,150	9,915
Income tax provision	7,089	8,030	7,675	5,879	3,394

Net income	$11,089	$13,297	$13,405	$8,271	$6,521

Earnings per share:
Basic earnings per share	$0.78	$0.85	$0.85	$0.52	$0.41
Diluted earnings per share	$0.75	$0.83	$0.83	$0.51	$0.40
Weighted average shares outstanding:
Basic	14,256	15,589	15,726	15,849	15,966
Diluted(2)	14,721	16,004	16,150	16,218	16,200
Store data:
Total number of stores opened
At the end of period	255	291	306	296	297
Cache/Cache Luxe	227	254	267	293	297
Lillie Rubin	28	37	39	3	—
Total average sales per square foot(3)	$450	$461	$450	$463	$449
Cache/Cache Luxe	$456	$462	$461	$467	$449
Lillie Rubin	$355	$398	$320	$253	$—
Total comparable store
Sales increase (decrease)(4)	3%	5%	4%	4%	(1.6)%
Cache/Cache Luxe	3%	4%	6%	5%	(0.6)%
Lillie Rubin	6%	8%	(10)%	(17)%	—
Total square footage	514	596	614	600	601

	DEC, 27, 2003	JAN. 1, 2005	DEC. 31, 2005	DEC. 30, 2006	DEC. 29, 2007
	(in thousands, except per share and operating data)
STATEMENT OF BALANCE SHEET AND OTHER DATA:
Working capital	$41,034	$53,469	$63,786	$83,391	$59,672
Total assets	$104,067	$132,028	$150,884	$159,186	$149,125
Total short and long-term debt	$—	$—	$—	$—	$5,934
Stockholders' equity	$65,142	$84,840	$98,996	$116,463	$100,264
Ratio of current assets to current liabilities	2.41:1	2.75:1	2.92:1	4.35:1	3.11:1
Inventory turnover ratio	4.94:1	4.60:1	4.46:1	4.31:1	4.51:1
Capital expenditures	$15,628	$21,753	$15,490	$12,250	$12,094
Depreciation and amortization	$6,395	$8,232	$9,779	$11,026	$12,124
Book value per share	$4.35	$5.42	$6.28	$7.16	$6.86

(1)
Other income consists of interest income, interest expense and miscellaneous income.

(2)
Diluted weighted average shares for the fiscal years ended December 27, 2003, January 1, 2005, December 31, 2005, December 30, 2006 and December 29, 2007 include 465,000, 415,000, 424,000, 369,000 and 234,000 shares respectively, due to the potential exercise of stock options that were outstanding and exercisable during those years.

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

        Our Cache Luxe concept primarily focuses on our daytime and eveningwear merchandise. This concept is expected to broaden our customer base, enable us to offer a larger selection of evening apparel and accessories at higher price points and allow us to leverage our marketing under a single

Cache brand. In addition, Cache stores located in malls containing a Cache Luxe store have increased capacity to offer an expanded casual assortment. Almost all of our current Cache Luxe stores are in malls that also contain a Cache store.

        For the fiscal year ended December 29, 2007, sportswear accounted for 58.7%, dresses for 32.1% and accessories for 9.2% of Cache's net sales. Cache's price points range from $60 to $300 for sportswear, $125 to $450 for dresses and $30 to $150 for accessories. Our new Cache Luxe stores generally have higher price points than our Cache stores. As of December 29, 2007, we operated 297 Cache and Cache Luxe stores, primarily situated in central locations in high traffic, upscale shopping malls, in 43 states, Puerto Rico and the U.S. Virgin Islands.

Management Overview

        Fiscal 2007 represents the Company's seventeenth consecutive profitable year.

        During May 2007, the Company launched the Cache Accents program. The Cache Accents program was designed to encourage repeat sales, increase per transaction spending and to create customer loyalty. A customer can enroll in the Cache Accents program without any cost and earn a lifetime discount of 5%, as long as they are a member. We believe the Cache Accents program will significantly improve our ability to leverage our customer database, which contains more than 4.3 million names. We also believe the Cache Accents program will help us achieve higher comparable store sales and improve our margins.

        During the second quarter of fiscal 2007, Cache introduced a co-branded customer credit card program. Under this program, the Company receives from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. In addition, credit card holders are offered a program whereby points can be earned on net purchases made with the co-branded credit card. The issuing bank bears the cost of the reward program and is responsible for the administration and management of the program. The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses.

        On July 3, 2007, the Company, through a wholly-owned subsidiary which was created in connection with the acquisition, acquired certain assets of Adrienne Victoria Designs, Inc. ("AVD"), our largest vendor. Under the terms of the agreement, the Company made cash payments totaling $5.7 million, including transaction costs. The agreement also calls for guaranteed installment payments to be paid over 5 years, as well as contingent payments, based upon earn-out provisions to be paid also over 5 years, if certain conditions are met. The Company acquired certain assets of AVD, a design, sourcing and manufacturing company, to increase operating efficiencies and increase shareholder value. The Company also acquired the rights to the "Mary L" trademark. Mary L products are sold in upper tier department stores.

        On July 30, 2007, the Company's Board of Directors authorized a share repurchase program, which began in August 2007, pursuant to which the Company may repurchase up to 1,000,000 shares of Company common stock, either through the open market or in privately negotiated transactions in accordance with SEC requirements, in either case, at the prevailing market rates. During the fourth quarter of fiscal 2007, the Board of Directors authorized the repurchase of an additional 1,000,000 shares bringing the Company's total repurchase program to 2,000,000 shares at the end of Fiscal 2007. There is no expiration date governing the period over which the Company may repurchase shares.

        On January 2, 2008, the Board of Directors authorized an additional 1,000,000 share repurchase, and on February 5, 2008, the Board of Directors authorized an additional 500,000 share repurchase, bringing the total authorization to 3,500,000 shares.

        Fiscal 2007 marked a year in which we positioned Cache to report sustained growth in sales and profitability. During the Fall, with our merchandise assortments resonating with our core customers, the acquisition of AVD, the launch of the Cache Accents program and the exit of the Lillie Rubin business completed, we began to implement marketing initiatives aimed at increasing customer loyalty and awareness of our Cache brand. We also extended Cache's reach by appealing to a higher income consumer after the launch of Cache Luxe in fiscal 2006. Finally, we began to take advantage of sourcing opportunities through the acquisition of AVD which will produce higher gross margins for our Company. Nonetheless, we were disappointed in our fourth quarter performance, as we did not experience the expected lift in sales during late December.

        The Company opened 10 Cache stores in fiscal 2007 and closed five Cache stores. Operating cash flow funded all store openings. In fiscal 2008, we intend to open approximately 12 Cache stores, also intended to be funded by operating cash flow. In fiscal 2007, the Company remodeled 16 Cache stores, approximately 75% of the chain is now in the new format.

        In Fall 2006, the Company introduced an upgrade to its POS system for all locations. The upgraded system, which provides many productivity enhancements, allowed the Company to launch a customer loyalty program, Cache Accents, in May 2007, which complements the Company's direct marketing initiatives.

        We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 31, 2005	December 30, 2006	December 29, 2007
Operating Results
Total store count, at end of period	306	296	297
Net sales growth (decrease)	7.7%	4.8%	(1.6)%
Comparable store sales growth (decrease)	4.0%	4.0%	(0.6)%
Net sales per square foot	$450	$463	$449
Total square footage (in thousands)	614	600	601

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

        In connection with the acquisition of AVD, the Company also acquired the rights to the "Mary L" trademark. Mary L products are sold in upper tier department stores and as a result, Mary L sales are included under net sales. Mary L sales are recorded net of any returns, chargebacks, discounts and allowances.

        During the second quarter of fiscal 2007, Cache introduced a co-branded customer credit card program. Under this program, the Company receives from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. In addition, the Company receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by the cardholder at Cache or other businesses. Sales royalties earned are also recorded under net sales. The amount of fee income recorded in connection with activated credit cards was insignificant in fiscal 2007.

        Shipping and handling.    Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred for shipping and handling are included in cost of sales.

        Cost of sales.    Cost of sales includes the cost of merchandise, cost of freight and labor from vendors and contractors, costs incurred for shipping and handling, payroll for our design, buying and merchandising personnel, production facility in connection with the acquisition of AVD and store occupancy costs. Store occupancy costs include rent, contingent rents, common area maintenance and real estate taxes.

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

Recent Developments

        On January 24, 2008 Mr. Brian Woolf, previously Chairman and Chief Executive Officer, as well as the principal executive officer, of Cache, Inc. resigned from the Company effective immediately. On January 24, 2008, Mr. Thomas Reinckens, currently Cache Inc.'s President, was appointed as the Company's Chairman and Chief Executive Officer and will serve as the Company's principal executive officer. He will continue in his position as the Company's President in addition to assuming these new roles.

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

        Inventories.    Our finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation, which results in a carrying value at the lower of cost or market. For our AVD division, which makes up approximately 10% of total inventory, the raw materials, work in process and finished goods inventories are valued at the lower of cost or market value, using the first-in-first-out valuation method. The Company ensures that the raw materials, work in process and finished goods are properly valued by taking into account any obsolescence and recording a reserve in accordance with our established policy.

        Finite long-lived assets.    The Company's judgment regarding the existence of impairment indicators is based on market and operational performance. We assess the impairment of long-lived assets, primarily fixed assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

  •
  significant changes in the manner of our use of assets or the strategy for our overall business;

  •
  significant negative industry or economic trends;

  •
  store closings; or

  •
  underperforming business trends.

        In the evaluation of the fair value and future benefits of finite long-lived assets, we perform an analysis by store of the anticipated undiscounted future net cash flows of the related finite long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges were incurred in fiscal 2005. In fiscal 2006, the Company recorded an impairment charge of $101,000, related to a one store, which the Company closed in early 2007. In fiscal 2007, the Company recorded an impairment charge of $73,000 for one store, which was closed in January 2008.

        Goodwill and Intangible Assets.    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on December 30, 2001. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment. During fiscal 2007, in connection with the acquisition of AVD, the Company recorded goodwill and other intangible assets. The Company performs annual impairment testing which considers the Company's fair value to determine whether an impairment charge related to the carrying value of the Company's recorded goodwill and other intangible assets is necessary. As a result of this testing, the Company concluded that there was no such impairment loss necessary in fiscal 2007. This is reevaluated annually during the fourth quarter, or more frequently if necessary, using similar testing.

        Self Insurance.    We are self-insured for losses and liabilities related primarily to employee health and welfare claims. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for fiscal 2005, 2006 and 2007. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. We maintain stop loss insurance coverage which covers us for benefits paid in excess of limits as defined in the plan.

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

        During the third quarter of fiscal 2006, the Company formed a new subsidiary to handle all Gift Card sales and maintain the liability related to Gift Cards. As a result of transferring all existing obligations to the newly formed subsidiary, the Company recognized $2.4 million of breakage income, within net sales, in the third quarter related to Gift Cards sold/issued since the inception of the Gift Card program. An additional $120,000 of breakage income was recognized in the fourth quarter of 2006. The Company recorded $293,000 of breakage income in fiscal 2007. There was no breakage income recognized in fiscal 2005.

        Revenue Recognition.    Sales are recognized at the "point of sale," which occurs when merchandise is sold in an "over-the-counter" transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges or credits to earnings resulting from revisions to estimates on our sales return provision were approximately ($29,000), $42,000 and ($93,000) for fiscal 2005, 2006 and 2007, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred for shipping and handling are included in cost of sales. The Company records revenues net of applicable sales tax.

        In connection with the acquisition of AVD, the Company also acquired the rights to the "Mary L" trademark. Mary L products are sold in upper tier department stores and as a result, Mary L sales are included under net sales when the merchandise is shipped to the department stores. Mary L sales are recorded net of any returns, chargebacks, discounts and allowances. We also maintain a reserve as a reduction to sales for potential returns, chargebacks, discounts and allowances. The Company reserved $234,000 for such items for fiscal 2007.

        During the second quarter of fiscal 2007, Cache introduced a co-branded customer credit card program. Under this program, the Company receives from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. During fiscal 2007, the Company received approximately $585,000 in connection with activated cards. The amount of fee income recorded in connection with activated credit cards was insignificant in fiscal 2007.

        The Company also offers its credit card holders a program whereby points can be earned on net purchases made with the co-branded credit card. Five reward points are awarded for each dollar spent at Cache and one reward point is awarded for each dollar spent at non-Cache businesses. Cardholders whose credit card account is not delinquent, in default or closed will be automatically eligible to receive a $25 Cache gift card upon accrual of 2,500 reward points. The issuing bank bears the cost of the reward program and is responsible for the administration and management of the program.

        The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded was insignificant in fiscal 2007.

        Income Taxes.    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company's best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of December 29, 2007, the Company does not have any material probable tax contingencies.

        Effective December 31, 2006, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority having full knowledge of all relevant information.

        The cumulative effect of adoption of FIN 48 did not result in any adjustment in the Company's liability for unrecognized income tax benefits.

        Although the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company's accrued position. Accordingly, the Company's provisions on federal, state and local tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of December 29, 2007, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

        The Company and certain of its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions.

        The Company had previously reached agreement with the IRS and closed the audit of fiscal year 2004, with no change to the tax return. The IRS is currently finalizing its audit of the fiscal 2005 tax return. The Company anticipates there will be no change to the tax return.

        As for state and local income taxes, with few exceptions, the Company is no longer subject to state and local income tax examinations by taxing authorities for years prior to 2003.

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

Results of Operations

        The following table sets forth our operating results, expressed as a percentage of net sales.

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 31, 2005	December 30, 2006	December 29, 2007
Operating Results
Net sales	100.0%	100.0%	100.0%
Cost of sales	54.4	52.3	53.7

Gross profit	45.6	47.7	46.3
Store operating expenses	32.1	33.9	35.4
General and administrative expenses	5.9	7.6	8.3
Lillie Rubin exit costs	—	2.0	0.0

Operating income	7.5	4.2	2.7
Other income (net)	0.4	0.9	0.9

Income before income taxes	7.9	5.1	3.6
Income taxes	2.9	2.1	1.2

Net income	5.0%	3.0%	2.4%

52 Weeks Ended December 29, 2007 (Fiscal 2007) Compared to 52 Weeks Ended December 30, 2006 (Fiscal 2006)

        Net sales.    Net sales decreased to $274.5 million from $279.0 million, a decrease of $4.5 million, or 1.6%, below the prior fiscal year. The decrease in fiscal 2007 net sales, as compared to fiscal 2006 reflects $1.5 million reduction in net sales primarily due to a 1% decrease in comparable store sales. Comparable store sales declined 7% in the fourth quarter, which caused comparable store sales for the year to decrease. The fiscal 2006 sales included $13.1 million in sales from the former Lillie Rubin Stores. The decrease in sales was offset by additional net sales from non-comparable stores and wholesale sales recorded by the AVD division.

        Gross profit.    Gross profit decreased to $127.0 million from $133.1 million, a decrease of $6.1 million, or 4.6%, below the prior fiscal year. As a percentage of net sales, gross profit decreased to 46.3% from 47.7%. This decrease in gross profit was the combined result of lower net sales and an increase in markdowns, which was partially offset by an increase in initial markup as compared to fiscal 2006. Also reducing gross profit was an increase in freight charges and our production facility costs, which rose 27.6% and 100.0% respectively in fiscal 2007, as compared to fiscal 2006. This increase was offset by a decrease in our buying costs, which declined 10.3% in fiscal 2007, as compared to fiscal 2006.

        Store operating expenses.    Store operating expenses increased to $97.0 million from $94.6 million, an increase of $2.4 million, or 2.6% above the prior fiscal year. As a percentage of net sales, store operating expenses increased to 35.4% from 33.9%, primarily due to an increase in payroll expense of $817,000, an increase in advertising expense of $677,000 (rising to 4.6% of net sales in fiscal 2007, compared to 4.3% in fiscal 2006) and an increase in depreciation expense of $1.0 million (rising to 4.2% of net sales in fiscal 2007, as compared to 3.8% in fiscal 2006). The increase in depreciation expense is partially attributable to the increase in new stores, as well as an increase in store remodels. We anticipate store operating expenses will decrease, as a percent of net sales in future years, as comparable store sales rise in our newer locations.

        General and administrative expenses.    General and administrative expenses increased to $22.7 million from $21.2 million, an increase of $1.5 million or 7.0% from the prior fiscal year. As a percentage of net sales, general and administrative expenses increased to 8.3% from 7.6%. This increase was primarily attributable to increases in corporate level payroll expense of $539,000, professional fees and legal settlements of $924,000 and was partially offset by a reduction in freight expense of $407,000, as well as a reduction in telephone expense of $287,000, due to the implementation of the new store communication system.

        Other income/expense.    Other income increased to $2.6 million from $2.5 million. The increase is attributable to a legal settlement award and a landlord reimbursement for a store closing totaling $299,000, partially offset by lower interest income of $70,000 and interest expense charges of $151,000, related to the note payable recorded in connection with the acquisition of AVD. Interest income decreased due to lower interest rates and lower average cash balances.

        Income taxes.    Income taxes decreased to $3.4 million from $5.9 million, a decrease of $2.5 million, below the same period last year. The overall effective tax rate decreased to 34.2% in fiscal 2007 from 41.5% in fiscal 2006. The decrease in the overall effective income tax rate is primarily attributable to an increase in tax-free interest from municipal bond investments, in fiscal 2007. Also contributing to the reduction in effective rate during fiscal 2007 was lower taxable income in fiscal 2007. Several non-recurring charges in fiscal 2006, such as stock offering costs and non-deductible incentive stock options caused the fiscal 2006 tax rate to be higher than our historical tax rate. We anticipate the fiscal 2008 effective tax rate to approximate 39.0%. Refer to Note 11 to the Consolidated Financial Statements for additional details of the income tax provision.

        Net income.    As a result of the foregoing, net income decreased to $6.5 million from $8.3 million, as compared to the same period last year.

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

        Income taxes.    Income taxes decreased to $5.9 million from $7.7 million, a decrease of $1.8 million, below the prior fiscal year. This decrease was attributable to lower taxable income, and was partially offset by an increase in the effective tax rate from 36.4% in fiscal 2005 to 41.5% in fiscal 2006. The higher tax rate was in fiscal 2006, primarily due to a net increase in permanent non-deductible operating expenses recorded in Fiscal 2006, due to reduced investment in municipal bonds, as well as non-deductible incentive stock options and offering costs..

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

        The following table includes our unaudited quarterly results of operations data for each of the eight quarters during the two-year period ended December 29, 2007. We derived this data from our unaudited quarterly consolidated financial statements. We believe that we have prepared this information on the same basis as our audited consolidated financial statements and that we have included all necessary adjustments, consisting only of normal recurring adjustments, to present fairly the selected quarterly information when read in conjunction with our audited annual consolidated financial statements and the notes to those statements included elsewhere in this document. The operating results for any particular quarter are not necessarily indicative of the operating results for any future period.

	13 Weeks Ended				13 Weeks Ended
	Mar. 31, 2006	July 1, 2006	Sept. 30, 2006	Dec. 30, 2006	Mar 31, 2007	June 30, 2007	Sept. 29, 2007	Dec. 29, 2007
	(Unaudited)
	(Dollars in thousands)
Operating Results
Net sales	$63,821	$71,682	$59,935 (1)	$83,554	$64,355	$71,027	$60,572	$78,504
Gross profit	29,182	35,297	28,266	40,361	28,991	33,935	27,667	36,391
Operating income (loss)	2,304	2,054 (2)	474	6,795	(489)	1,291	(233)	6,745
Net income	$1,728	$1,658	$690	$4,195	$145	$1,284	$161	$4,931
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	45.7%	49.2%	47.2%	48.3%	45.0%	47.8%	45.7%	46.4%
Operating income (loss)	3.6%	2.9%	0.8%	8.1%	(0.8)%	1.8%	(0.4)%	8.6%
Net income	2.7%	2.3%	1.2%	5.0%	0.2%	1.8%	0.3%	6.3%
Selected Operating Data
Number of stores open at end of period	302	309	294	296	297	294	296	297
Comparable store sales increase/(decrease)	1%	6%	1%	7%	3%	1%	4%	(7)%

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

        As of December 29, 2007, we had working capital of $59.7 million, which included cash and marketable securities of $50.1 million.

        The following table sets forth our cash flows for the period indicated (in thousands):

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 31, 2005	December 30, 2006	December 29, 2007
Net cash provided by operating activities	$25,450,000	$12,672,000	$30,429,000
Net cash used in investing activities	(26,136,000)	(17,824,000)	(18,597,000)
Net cash provided by (used in) financing activities	591,000	7,762,000	(23,952,000)
Net increase (decrease) in cash and cash equivalents	$(95,000)	$2,610,000	$(12,120,000)

        During fiscal 2007, we generated $30.4 million in cash from operating activities due primarily to net income, depreciation of $12.1 million; a decrease in inventories of $5.3 million was primarily due to reduced inventory levels on hand in stores; a decrease in prepaid expenses of $4.7 million was primarily due to a reduction in prepaid rents as compared to fiscal 2006; an increase in accrued liabilities of $6.3 million was primarily due to higher customer credits and share repurchase liability, as compared to fiscal 2006 and $835,000 from non-cash stock-based compensation expense, which were partially offset by an decrease in accounts payable of $1.2 million, reversal of deferred rent of $1.9 million was primarily from new store openings and a decrease in deferred income taxes of $1.9 million was primarily due to timing of depreciation.

        During fiscal 2006, we generated $12.7 million in cash from operating activities due primarily to net income, depreciation of $11.0 million, $3.8 million from non-cash Lillie Rubin exit costs, an increase in accrued liabilities of $2.4 million, $1.4 million from non-cash stock-based compensation and a decrease in accounts receivable of $184,000 million, partially offset by accounts payable decrease of $6.7 million, primarily due to reduction in the number of vendors and the increase in direct purchases paid via letter of credit. Inventories increased $2.3 million, while we reversed deferred rent of $1.1 million and recorded in non-cash gift card breakage of $2.5 million.

        During fiscal 2005, we generated $25.5 million in cash from operating activities due primarily to net income, depreciation of $9.8 million, an increase in accrued liabilities and compensation of $5.3 million, an increase in accounts payable of $1.3 million, partially offset by a decrease of $1.0 million in deferred taxes and, an increase in prepaid expenses of $2.8 million.

        Cash used in investing activities was approximately $18.6 million in fiscal 2007, $17.8 million in fiscal 2006 and $26.1 million in fiscal 2005. These amounts were used for the purchase of marketable securities, the payment for equipment and leasehold improvements in new and remodeled stores, as well as improvements to the POS system and for the acquisition of our largest vendor, AVD. Our capital requirements depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. Projected capital expenditures for fiscal 2008 to fund new store openings and remodelings are approximately $8 to $9 million.

        Based on our experience with new store openings, we estimate that the average net investment to open new stores is approximately $225,000 to $375,000, which includes new store opening expenses and initial inventory, net of landlord contributions. We estimate that the average net investment to remodel an existing store is approximately $200,000 to $300,000, net of landlord contributions.

        Cash used by financing activities in fiscal 2007 was $24.0 million, primarily for the repurchase of our common stock of $24.2 million. During fiscal 2006, we received net proceeds of $6.0 million from stock issuances and stock option exercises, as well as excess tax benefits from option exercises of $1.8 million. Cash provided by financing activities was approximately $591,000 in fiscal 2005, primarily due to cash provided from the proceeds of common stock issuances.

        We have a line of credit with Bank of America, N.A., (successor in interest to Fleet Bank, N.A.) permitting us to borrow up to $17.5 million on a revolving basis. At December 29, 2007, there was no outstanding balance under this credit facility. Amounts outstanding under the credit facility bear interest at a maximum annual rate equal to the bank's prime rate, currently 6.00% at February 29, 2008, less 0.25%. The agreement relating to this facility contains certain financial and other covenants. In addition, the credit facility contains restrictions on our ability to make capital expenditures, incur indebtedness or create or incur liens on our assets. While this facility is unsecured, if a default occurs under the facility, we are required to grant the lender a security interest in our inventory and accounts receivable. We have been in compliance with all financial loan covenants, during the fiscal periods presented. This facility currently expires in November 2008.

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

Contractual Obligations and Commercial Commitments

        The following tables summarize our minimum contractual obligations and commercial commitments as of December 29, 2007:

	Payments Due in Period
	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
	(In thousands)
Contractual Obligations
Employment contracts	$2,709	$1,555	$704	$450	$—
Purchase obligations	23,961	23,961	—	—	—
Operating leases	167,454	26,864	50,736	43,337	46,517
Note payable	6,525	1,775	2,863	1,887	—

Total	$200,649	$54,155	$54,303	$45,674	$46,517

	Payments Due in Period
	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
	(In thousands)
Commercial Commitments
Standby letters of credit	$774	$774	$—	$—	$—

Total	$774	$774	$—	$—	$—

        We issue standby letters of credit primarily for the importation of merchandise inventories. The operating leases included in the table on the page do not include contingent rent based upon sales volume, which represented approximately 0.9% of minimum rent expense in fiscal 2007, or variable costs such as maintenance, insurance and taxes, which represented approximately 46.3% of minimum rent expense in fiscal 2007.

Off Balance Sheet Arrangements

        Other than operating lease commitments set forth in the table above, we are not a party to any material off-balance sheet financing arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our market risk relates primarily to changes in interest rates. We bear the risk in two specific ways. First, the revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, the statement of income and cash flows will be exposed to changes in interest rates. As of December 29, 2007, we had no borrowing under our credit facility. However, we may borrow funds under the revolving credit facility, as needed.

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

Recent Accounting Developments

        See the section "Recent Accounting Developments" included in Note 1 in the Notes to the Consolidated Financial Statements for a discussion of recent accounting developments and their impact on our consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's unaudited selected quarterly financial data is incorporated herein by reference to Note 14 to the Company's consolidated financial statements on page F-28. The Company's consolidated financial statements and the report of independent public accountants are listed at Item 15 of this Report and are included in this Form 10-K on pages F-1 through F-29.

ITEM 9.    CHANGES IN AND/OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (1)   Disclosure Controls and Procedures—The Company maintains a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        In connection with the preparation of this Annual Report on Form 10-K, as of December 29, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).

        Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 29, 2007.

        (2)   Management's Annual Report on Internal Control over Financial Reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 29, 2007, except that we have not conducted an assessment of the internal controls over financial reporting of Adrienne Victoria Designs, Inc., of whom we acquired certain assets during July 2007. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 29, 2007.

        The Company's independent registered public accounting firm, Mahoney Cohen & Company, CPA, P.C., has issued an attestation report on management's assessment of the Company's internal control over financial reporting. This report appears on page F-3 through F-4.

        (4)   Change in Internal Control Over Financial Reporting—Through ongoing process improvements, the implementation of enhanced policies and hiring additional personnel during the Company's last fiscal quarter of fiscal 2007, the Company remediated the material weaknesses identified during fiscal 2006.

/s/ THOMAS E. REINCKENS Thomas E. Reinckens Chairman and Chief Executive Officer	March 13, 2008
/s/ MARGARET FEENEY Margaret Feeney Executive Vice President and Chief Financial Officer	March 13, 2008

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        The information called for by Items 10, 11, 12, 13, and 14 is incorporated herein by reference from the definitive proxy statement to be filed by the Company in connection with its 2008 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS and FINANCIAL STATEMENT SCHEDULE

(a)	1.	The financial statements listed in the "Index To The Consolidated Financial Statements" on page F-2 are filed as a part of this report.
2.
The financial statement schedule is included on page F-29. Other schedules may be omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.
	3.	Exhibits(9)
1.1	Underwriting Agreement dated November 14, 2006, between the Company, Thomas Weisel Partners LLC and Piper Jeffray & Co.(3)
3.1	Articles of Incorporation of the Company and all amendments thereto(2)
3.2	Bylaws of the Company(1)
10.1	Lease, dated July 28, 2003, between the Company, as Tenant, and New 1440 Broadway Partners, LLC, as Landlord, for the Company's offices at 1440 Broadway, New York, New York(10)
10.2	2000 Stock Option Plan of the Company(7)(13)
10.3	Form of Option Agreement relating to Options issued under the 2000 Stock Option Plan(8)(13)
10.4	2003 Stock Option Plan of the Company(9)(13)
10.5	Form of Option Agreement relating to Options issued under the 2003 Stock Option Plan(10)(13)
10.6
Second Amended and Restated Revolving Credit Agreement (the "Revolving Credit Agreement") dated as of August 26, 1996, between Fleet Bank, N.A. (Successor in interest to National Westminster Bank, New Jersey) and the Company(4)
10.7	Security Agreement, dated as of August 26, 1996 (the "Security Agreement"), between the Company and Fleet Bank, N.A.(4)
10.8	Amended and Restated Asset Purchase Agreement dated August 10, 1998 between Lillie Rubin Fashions, Inc. and the Company(5)
10.9	Master Amendment, dated July 19, 1999, to Revolving Credit Agreement and Security Agreement(6)
10.10	Second Master Amendment, dated November 21, 2002, to Revolving Credit Agreement(10)
10.11	Third Master Amendment, dated May 20, 2004, to Revolving Credit Agreement(3)
10.12	Fourth Master Amendment, dated November 30, 2005 to Revolving Credit Agreement(11)

10.13	Employment Agreement, dated February 8, 2006, between the Company and Thomas E. Reinckens(11)(13)
10.14	Employment Agreement, dated July 3, 2007, between the Company and Adrienne Kantor(12)(13)
10.15	Employment Agreement, dated July 3, 2007, between the Company and Robert Kantor(12)(13)
10.16	Severance Agreement, dated February 6, 2008, between the Company and Brian P. Woolf(13)
11.1	Calculation of Basic and Fully Diluted Earnings per Common Share
12.1	Statements re: Computation of Ratios
23.1	Consent of Mahoney Cohen and Company, CPA, P.C.
23.2	Consent of Deloitte & Touche LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Registration Statement on Form S-18, dated December 29, 1980.

(2)
Incorporated by reference to the Company's Current Report on Form 8-K, dated September 15, 1993.

(3)
Incorporated by reference to the Company's Registration statement on Form S-3, dated November 14, 2006.

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

(12)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007.

(13)
Exhibits 10.2 through 10.5, 10.13 through 10.16 are management contracts or compensatory plans or arrangements, which are required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

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

Date: March 13, 2008	CACHE, INC. (Registrant)
	By:	/s/ THOMAS E. REINCKENS Thomas E. Reinckens Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS E. REINCKENS Thomas E. Reinckens	Chairman of the Board	March 13, 2008
/s/ MARGARET FEENEY Margaret Feeney	Executive Vice President (Chief Financial Officer)	March 13, 2008
/s/ GENE GAGE Gene Gage	Director	March 13, 2008
/s/ ARTHUR S. MINTZ Arthur S. Mintz	Director	March 13, 2008
/s/ ANDREW M. SAUL Andrew M. Saul	Director	March 13, 2008
/s/ MORTON J. SCHRADER Morton J. Schrader	Director	March 13, 2008

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED DECEMBER 29, 2007,

DECEMBER 30, 2006,

AND

DECEMBER 31, 2005

CACHE, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cache, Inc.
New York, New York

        We have audited the accompanying consolidated balance sheet of Cache, Inc. and subsidiaries as of December 29, 2007 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. We also have audited Cache, Inc.'s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In addition, our audit included the financial statement schedule listed in the Index at Item 15 for the year ended December 29, 2007. Cache, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, and for the financial statement schedule. Our responsibility is to express opinions on these consolidated financial statements, on the company's internal control over financial reporting and on the financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. Cache Inc.'s management has not conducted an assessment of internal control over financial reporting for Adrienne Victoria Designs, Inc., which was acquired in July 2007. As such, our audit of internal control over financial reporting did not include this acquisition. We believe that our audit provides a reasonable basis for our opinions.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cache, Inc. and subsidiaries as of December 29, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Cache, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In addition, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Mahoney Cohen and Company, CPA, P.C.

New York, New York
March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cache, Inc.
New York, New York

        We have audited the accompanying consolidated balance sheet of Cache, Inc. and subsidiaries (the "Company") as of December 30, 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two year period ended December 30, 2006. Our audit also included financial statement schedule listed in the Index at Item 15 for the 52 weeks ended December 31, 2005 and December 30, 2006, respectively. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2006, and the results of their operations and their cash flows for each of the years in the two year period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for the 52 weeks ended December 31, 2005 and December 30, 2006, respectively, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," as revised, effective January 1, 2006.

/s/ Deloitte & Touche LLP

New York, New York
March 15, 2007

CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 30, 2006	December 29, 2007
ASSETS
CURRENT ASSETS
Cash and equivalents (Note 1)	$19,363,000	$7,243,000
Marketable securities	42,094,000	42,887,000
Receivables, net (Note 2)	4,794,000	4,788,000
Inventories, net (Note 3)	34,829,000	30,547,000
Prepaid expenses and other current assets	7,217,000	2,465,000

Total Current Assets	108,297,000	87,930,000
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Note 4)	50,450,000	49,298,000
GOODWILL (Note 5)	—	10,089,000
INTANGIBLE ASSETS, net (Note 5)	102,000	1,423,000
OTHER ASSETS	337,000	385,000

Total Assets	$159,186,000	$149,125,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$11,702,000	$10,510,000
Note payable (Note 5)	—	1,586,000
Accrued compensation	1,689,000	1,910,000
Accrued liabilities (Note 6)	11,515,000	14,252,000

Total Current Liabilities	24,906,000	28,258,000
NOTE PAYABLE (Note 5)	—	4,348,000
OTHER LIABILITIES (Note 9)	15,749,000	16,172,000
DEFERRED INCOME TAXES, net (Note 11)	2,068,000	83,000
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
Common stock, par value $.01; authorized, 20,000,000 shares; issued 16,275,708 and 16,319,358 shares (Note 12)	163,000	163,000
Additional paid-in capital	44,646,000	46,136,000
Retained earnings	71,654,000	78,175,000
Treasury stock, 1,695,032 shares, at cost (Note 12)	—	(24,210,000)

Total Stockholders' Equity	116,463,000	100,264,000

Total Liabilities and Stockholders' Equity	$159,186,000	$149,125,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	52 Weeks Ended December 31, 2005	52 Weeks Ended December 30, 2006	52 Weeks Ended December 29, 2007
NET SALES	$266,345,000	$278,992,000	$274,458,000
COST OF SALES, including buying and occupancy (Note 10)	144,984,000	145,886,000	147,474,000

GROSS PROFIT	121,361,000	133,106,000	126,984,000

EXPENSES
Store operating expenses	85,529,000	94,556,000	97,023,000
General and administrative expenses	15,824,000	21,246,000	22,725,000
Lillie Rubin exit costs (Note 8)	—	5,677,000	(78,000)

TOTAL EXPENSES	101,353,000	121,479,000	119,670,000

OPERATING INCOME	20,008,000	11,627,000	7,314,000

OTHER INCOME (EXPENSE)
Interest expense	—	—	(151,000)
Interest income	1,071,000	2,523,000	2,453,000
Miscellaneous income	1,000	—	299,000

TOTAL OTHER INCOME	1,072,000	2,523,000	2,601,000

INCOME BEFORE INCOME TAXES	21,080,000	14,150,000	9,915,000
INCOME TAX PROVISION (Note 11)	7,675,000	5,879,000	3,394,000

NET INCOME	$13,405,000	$8,271,000	$6,521,000

BASIC EARNINGS PER SHARE	$0.85	$0.52	$0.41

DILUTED EARNINGS PER SHARE	$0.83	$0.51	$0.40

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	15,726,000	15,849,000	15,966,000

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	16,150,000	16,218,000	16,200,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Shares	Amount	Total
Balance at January 1, 2005	15,665,053	$157,000	$34,705,000	$49,978,000	—	$—	$84,840,000
Net income	—	—	—	13,405,000	—	—	13,405,000
Tax benefit from stock option exercises	—	—	160,000	—	—	—	160,000
Issuance of common stock	105,500	1,000	590,000	—	—	—	591,000

Balance at December 31, 2005	15,770,553	158,000	35,455,000	63,383,000	—	—	98,996,000

Net income	—	—	—	8,271,000	—	—	8,271,000
Tax benefit from stock option exercises	—	—	1,790,000	—	—	—	1,790,000
Issuance of common stock	505,155	5,000	5,967,000	—	—	—	5,972,000
Stock based compensation	—	—	1,434,000	—	—	—	1,434,000

Balance at December 30, 2006	16,275,708	163,000	44,646,000	71,654,000	—	—	116,463,000

Net income	—	—	—	6,521,000	—	—	6,521,000
Tax benefit from stock option exercises	—	—	92,000	—	—	—	92,000
Issuance of common stock	43,650	—	563,000	—	—	—	563,000
Stock based compensation	—	—	835,000	—	—	—	835,000
Repurchase of common stock	—	—	—	—	1,695,032	(24,210,000)	(24,210,000)

Balance at December 29, 2007	16,319,358	$163,000	$46,136,000	$78,175,000	1,695,032	$(24,210,000)	$100,264,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended December 31, 2005	52 Weeks Ended December 30, 2006	52 Weeks Ended December 29, 2007
Cash flows From Operating Activities:
Net income	$13,405,000	$8,271,000	$6,521,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,779,000	11,026,000	12,124,000
Provision for sales allowances and doubtful accounts	—	—	234,000
Deferred income taxes	(1,042,000)	(25,000)	(1,875,000)
Income tax benefit from stock option exercises	160,000	—	—
Excess tax benefit from stock-based compensation	—	(1,790,000)	(92,000)
Amortization of deferred rent	(940,000)	(1,137,000)	(1,875,000)
Gift card breakage	—	(2,545,000)	(293,000)
Other	(32,000)	(29,000)	(21,000)
Stock-based compensation	—	1,434,000	835,000
Non-cash Lillie Rubin exit costs	—	3,827,000	(78,000)
Non-cash interest expense on note payable	—	—	73,000
Change in assets and liabilities, net of assets purchased from Adrienne Victoria Designs:
Decrease (increase) in receivables	811,000	184,000	(228,000)
Decrease (increase) in inventories	(489,000)	(2,319,000)	5,295,000
Decrease (increase) in prepaid expenses and other current assets	(2,829,000)	29,000	4,734,000
Increase (decrease) in accounts payable	1,349,000	(6,702,000)	(1,192,000)
Increase in accrued liabilities and accrued compensation	5,278,000	2,448,000	6,267,000

Net cash provided by operating activities	25,450,000	12,672,000	30,429,000

Cash Flows From Investing Activities:
Purchase of marketable securities	(54,828,000)	(81,264,000)	(88,880,000)
Maturities of marketable securities	44,182,000	75,690,000	88,087,000
Purchase of equipment and leasehold improvements	(15,490,000)	(12,250,000)	(12,094,000)
Purchase of assets from Adrienne Victoria Designs	—	—	(5,710,000)

Net cash used in investing activities	(26,136,000)	(17,824,000)	(18,597,000)

Cash Flows From Financing Activities:
Net proceeds from secondary common stock offering	—	4,409,000	—
Proceeds from the issuance of common stock	591,000	1,563,000	563,000
Excess tax benefit from stock-based compensation	—	1,790,000	92,000
Repayment of note payable	—	—	(397,000)
Repurchase of common stock	—	—	(24,210,000)

Net cash provided by (used in) financing activities	591,000	7,762,000	(23,952,000)

Net increase (decrease) in cash and equivalents	(95,000)	2,610,000	(12,120,000)
Cash and equivalents, at beginning of period	16,848,000	16,753,000	19,363,000

Cash and equivalents, at end of period	$16,753,000	$19,363,000	$7,243,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        Cache, Inc. (together with its subsidiaries, the "Company") owns and operates two chains of women's apparel specialty stores, of which 282 stores (as of December 29, 2007) are operated under the trade name "Cache" and 15 stores are operated under the trade name "Cache Luxe". The Company specializes in the sale of high fashion women's apparel and accessories in the better to expensive price range.

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

Fiscal Reporting Period

        The Company reports its annual results of operations based on fiscal periods comprised of 52 or 53 weeks, which is in accordance with industry practice. Results for fiscal 2005, 2006 and 2007 include 52 weeks.

Fair Value of Financial Instruments

        The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to their short-term nature. The Company's note payable due to a related party (previous owners from AVD acquisition and employees of the Company) includes imputed interest at 5% as the fair market value of this note is not readily determinable because comparable instruments do not exist. The 5% imputed interest represents the Company's average return on its investment portfolio.

Cash and Equivalents

        The Company considers all highly liquid investments that mature within three months or less when purchased to be cash equivalents.

Marketable Securities

        Marketable securities at December 30, 2006 and December 29, 2007 primarily consist of short-term United States Treasury bills and tax-exempt municipal bonds. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company's held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity as an adjustment to yield using the effective interest method. Interest income is recognized when earned.

Inventories

        Our finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation, which results in a carrying value at the lower of cost or market. For our Adrienne Victoria Designs ("AVD") division (see Note 5), which makes up approximately 10% of total inventory, the raw materials, work in process and finished goods inventories are valued at the lower of cost or market value, using the first-in-first-out valuation method. The Company ensures that the raw materials, work in process and finished goods are properly valued by taking into account any obsolescence and recording a reserve in accordance with our established policy.

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

        The Company evaluates finite-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No.144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS No. 144"). Finite-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. The Company evaluated its finite-lived assets during fiscal 2005, 2006, and 2007. No impairment charges were incurred in fiscal 2005. In fiscal 2006, the Company recorded an impairment charge of $101,000, related to one store, which the Company closed in early 2007. In fiscal 2007, the Company recorded an impairment charge of $73,000 for one store, which was closed in January 2008.

Goodwill and Intangible Assets

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on December 30, 2001. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment. During fiscal 2007, in connection with the acquisition of AVD, the Company recorded goodwill and other intangible assets. The Company performs annual impairment testing which considers the Company's fair value to determine whether an impairment charge related to the carrying value of the Company's recorded goodwill and other intangible assets is necessary. As a result of this testing, the Company concluded that there was no such impairment loss necessary in fiscal 2007. This is reevaluated annually during the fourth quarter, or more frequently if necessary, using similar testing.

Self Insurance

        We are self-insured for losses and liabilities related primarily to employee health and welfare claims. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for Fiscal 2005, 2006 and 2007. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. We maintain stop loss insurance coverage which covers us for benefits paid in excess of limits as defined in the plan.

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

        During the third quarter of fiscal 2006, the Company formed a new subsidiary to handle all Gift Card sales and maintain the liability related to Gift Cards. As a result of transferring all existing obligations to the newly formed subsidiary, the Company recognized $2.4 million of breakage income, within net sales, in the third quarter related to Gift Cards sold/issued since the inception of the Gift Card program. An additional $120,000 of breakage income was recognized in the fourth quarter of 2006. The Company recorded $293,000 of breakage income in fiscal 2007. There was no breakage income recognized in fiscal 2005.

Revenue Recognition

        Sales are recognized at the "point of sale," which occurs when merchandise is sold in an "over-the-counter" transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges or credits to earnings resulting from revisions to estimates on our sales return provision were approximately ($29,000), $42,000 and ($93,000) for fiscal 2005, 2006, and 2007 respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred for shipping and handling are included in cost of sales. The Company records revenues net of applicable sales tax.

        In connection with the acquisition of AVD, the Company also acquired the rights to the "Mary L" trademark. Mary L products are sold in upper tier department stores and as a result, Mary L sales are included under net sales when the merchandise is shipped to the department stores. Mary L sales are recorded net of any returns, chargebacks, discounts and allowances. We also maintain a reserve as a reduction to sales for potential returns, chargebacks, discounts and allowances. The Company reserved $234,000 for such items for fiscal 2007.

        During the second quarter of fiscal 2007, Cache introduced a co-branded customer credit card program. Under this program, the Company receives from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. During fiscal 2007, the Company received approximately $585,000 in connection with activated cards. The amount of fee income recorded in connection with activated credit cards was insignificant in fiscal 2007.

        The Company also offers its credit card holders a program whereby points can be earned on net purchases made with the co-branded credit card. Five reward points are awarded for each dollar spent at Cache and one reward point is awarded for each dollar spent at non-Cache businesses. Cardholders whose credit card account is not delinquent, in default or closed will be automatically eligible to receive a $25 Cache gift card upon accrual of 2,500 reward points. The issuing bank bears the cost of the reward program and is responsible for the administration and management of the program.

        The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded was insignificant in fiscal 2007.

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

Advertising costs

        Costs associated with advertising are charged to store operating expense when the advertising first takes place. The Company spent $7.7 million, $11.9 million and $12.6 million on advertising in fiscal 2005, 2006, and 2007 respectively.

Pre-Opening Store Expenses

        Expenses associated with the opening of new stores are expensed as incurred.

Employee Benefit Plan

        Employees are eligible to participate in the Company's 401(k) plan if they have been employed by the Company for one year, have reached age 21, and work at least 1,000 hours annually. Generally, employees can defer up to 18% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The Company can make a discretionary matching contribution for the employee. Employer contributions to the plan for fiscal 2005, 2006 and 2007 were $227,000, $236,000 and $403,000, respectively.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company's best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of December 29, 2007, the Company does not have any material probable tax contingencies.

        Effective December 31, 2006, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority having full knowledge of all relevant information.

        The cumulative effect of adoption of FIN 48 did not result in any adjustment in the Company's liability for unrecognized income tax benefits.

        Although the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company's accrued position. Accordingly, the Company's provisions on federal, state and local tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of December 29, 2007, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

        The Company and certain of its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions.

        The Company had previously reached agreement with the IRS and closed the audit of fiscal year 2004, with no change to the tax return. The IRS is currently finalizing its audit of the fiscal 2005 tax return. The Company anticipates there will be no change to the tax return.

        As for state and local income taxes, with few exceptions, the Company is no longer subject to state and local income tax examinations by taxing authorities for years prior to 2003.

Stock-Based Compensation

        On January 1, 2006, the Company adopted SFAS No. 123(R) "Share-Based Payment" requiring the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of employee share-based awards. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Prior to adopting SFAS No. 123(R), the Company applied Accounting Principles Board ("APB") Opinion No. 25, and related Interpretations, in accounting for its share-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted. (See Note 12).

Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share also includes the dilutive effect of potential common shares (dilutive stock options) outstanding during the period.

Comprehensive Income

        The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 established standards for the reporting and display of comprehensive income. Components of comprehensive income could include net income, foreign currency translation adjustments and gains or losses associated with investments available for sale. There was no difference between net income and comprehensive income for any of the periods presented.

Segment Reporting

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about a company's operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We report in a single operating segment—the operation of specialty retail stores. Revenues from external customers are derived from merchandise sales and we do not rely on any major customers as a source of revenue.

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 31, 2005	December 30, 2006	December 29, 2007
Sportswear	68.7%	65.7%	58.7%
Dresses	21.7	24.5	32.1
Accessories	9.6	9.8	9.2

Total	100.0%	100.0%	100.0%

        The Company performed an analysis of its wholesale division, Mary L, which it acquired in connection with the acquisition of AVD and has determined that the results of operations of the Mary L division were insignificant in fiscal 2007.

Concentration

        The Company has five major suppliers, excluding our largest supplier that was recently acquired, which accounted for approximately 14% of our purchases during the 52 weeks ended December 29, 2007, and our largest supplier accounted for 4% of our purchases during the 52 weeks ended December 29, 2007. The loss of any of these suppliers could adversely affect the Company's operations.

Recent Accounting Developments

        During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the standard, but do not expect it to have a material impact on our consolidated financial statements upon adoption.

        During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of SFAS No. 159 on our consolidated financial statements and expect to complete this evaluation in 2008.

        During December 2007, the FASB issued SFAS No. 160, Noncontrolling interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the standard, but do not expect it to have a material impact on our consolidated financial statements upon adoption.

        During December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS No. 141R"). Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, acquisition costs will generally be expensed as incurred. The revised statement also includes a substantial number of new disclosure requirements. SFAS 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Supplemental Statements of Cash Flow Information

        The Company paid no interest charges in fiscal 2005 and 2006. In Fiscal 2007, the Company accrued $151,000 and paid $78,000 in interest charges. During fiscal 2005, 2006 and 2007 the Company paid $8.2 million, $5.9 million and $3.8 million in income taxes, respectively. During fiscal 2005, 2006 and 2007 the Company accrued equipment and leasehold improvements of $859,000, $2.0 million and $752,000, respectively. In connection with the acquisition of AVD, the Company issued a note for $6.3 million during fiscal 2007.

Reclassification

        A reclassification has been made to the 2006 Consolidated Balance Sheet to segregate intangible assets, net, as a separate line item to conform to the 2007 presentation.

NOTE 2. RECEIVABLES

	December 30, 2006	December 29, 2007
Construction allowances	$876,000	$683,000
Third party credit card	3,327,000	2,522,000
Accounts receivable, net	—	596,000
Other	591,000	987,000

	$4,794,000	$4,788,000

        Accounts receivable, net includes sales from Mary L, which are recorded net of any returns, chargebacks, discounts and allowances. The Company recorded $234,000 for such items for fiscal 2007.

NOTE 3. INVENTORIES

	December 30, 2006	December 29, 2007
Raw materials	$—	$1,242,000
Work in process	—	832,000
Finished goods	34,829,000	28,473,000

	$34,829,000	$30,547,000

NOTE 4. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	December 30, 2006	December 29, 2007
Leasehold improvements	$51,320,000	$55,088,000
Furniture, fixtures, and equipment	45,687,000	49,772,000

	97,007,000	104,860,000
Less: accumulated depreciation and amortization	(46,557,000)	(55,562,000)

	$50,450,000	$49,298,000

        Store operating and general and administrative expenses include depreciation and amortization of $9.8 million $11.0 million and $12.1 million in fiscal years 2005, 2006 and 2007, respectively.

NOTE 5. ACQUISITION OF ADRIENNE VICTORIA DESIGNS, INC.

        On July 3, 2007, the Company, through a wholly-owned subsidiary which was created in connection with the acquisition, acquired certain assets of Adrienne Victoria Designs, Inc. ("AVD"), our largest vendor. Under the terms of the agreement, the Company made cash payments totaling $5.7 million, including transaction costs. The agreement also calls for the payment of a note payable of $7.0 million ($6.3 million net of imputed interest of 5%) to be paid over 5 years, as well as contingent payments, not to exceed $5.5 million, based upon earn-out provisions to be paid also over 5 years, if certain conditions are met. The Company acquired certain assets of AVD, a design, sourcing and manufacturing company, in order to increase operating efficiencies and increase shareholder value. The acquisition was accounted for in the third quarter of fiscal 2007, using the purchase method in accordance with SFAS No. 141, "Business Combinations". Accordingly, the assets acquired were recorded at their fair values and operating results were included in our financial statements from the date of acquisition. The purchase price was allocated based upon an independent third party appraisal.

        The acquisition consideration and allocation of that consideration are as follows:

Acquisition Consideration:
Cash consideration paid in fiscal 2007	$4,821,000
Additional cash consideration to be paid in fiscal 2008	609,000
Note issued	6,257,000
Transaction related fees	889,000

$12,576,000

Allocation of acquisition consideration:
Inventory	$1,013,000
Equipment and leasehold improvements	67,000
Other assets	27,000
Intangible assets	1,380,000
Goodwill	10,089,000

$12,576,000

        The Company completed its valuation of the assets acquired and has calculated the value of goodwill and intangible assets to be approximately $11.5 million. Goodwill is recognized as the excess of the purchase price paid over the fair market value of the net assets acquired. The excess payment, which resulted in goodwill, was due to the Company purchasing the talent, experience and organization of a sourcing and production team, which Cache did not have prior to the acquisition. Consequently, due to the acquisition, Cache has positioned itself to increase its gross margin. The total goodwill recorded is expected to be deducted for tax purposes over the applicable period. The Company has determined that this is not a significant subsidiary in accordance with Regulation S-X and as such, pro-forma financial information is not required. The Company also has entered into employment agreements with Adrienne Kantor and Robert Kantor, the principal officers of AVD. These agreements will cover a period of 5 years, providing compensation and employee benefits.

        During the period ended December 29, 2007, the Company recorded a note payable to Robert Kantor and Adrienne Kantor, related to the acquisition of Adrienne Victoria Designs. The $6.3 million note, which will be paid over five years, has an imputed five percent interest rate. The note is payable in quarterly installments ranging from $163,000 to $475,000. As of December 29, 2007, maturities of the note payable are as follows:

Fiscal years ending:
2008	$1,586,000
2009	1,204,000
2010	1,329,000
2011	1,339,000
2012	476,000

Total	$5,934,000

  Goodwill and Intangible Assets

        The Company's goodwill and its indefinite-lived intangible assets are reviewed annually for impairment or more frequently if impairment indicators arise. The annual valuation is performed during the fourth quarter of each year. The carrying amounts of intangible assets as of December 30, 2006 and December 29, 2007 are as follows:

	December 30, 2006	December 29, 2007
Indefinite-lived intangible assets:
Trademarks—Cache	$102,000	$102,000
Trademarks—Mary L	—	620,000

	102,000	722,000

Definite-lived intangible assets:
Customer relationships	—	300,000
Non-Compete agreements	—	300,000
Favorable market lease	—	160,000

	—	760,000
Less: accumulated amortization	—	(59,000)

	—	701,000

Total intangible assets, net	$102,000	$1,423,000

        Store operating and general and administrative expenses include amortization expense of $59,000, in fiscal year 2007.

        The Company has determined that the lives of the reported intangibles, Customer relationships, Non-Compete agreements and Favorable market lease are 10, 7 and 3.5 years respectively. The following schedule lists the amortization amounts the Company will record over the next five years:

Fiscal years ending:
2008	$118,000
2009	118,000
2010	119,000
2011	73,000
2012	73,000

$501,000

NOTE 6. ACCRUED LIABILITIES

	December 30, 2006	December 29, 2007
Operating expenses	$2,978,000	$3,954,000
Taxes, including income taxes	2,190,000	2,364,000
Share repurchase liability	—	2,033,000
Group insurance	737,000	557,000
Sales return reserve	845,000	752,000
Leasehold additions	2,000,000	752,000
Other customer deposits and credits	2,765,000	3,840,000

	$11,515,000	$14,252,000

        Leasehold additions generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.

NOTE 7. BANK DEBT

        During November 2005, the Company reached an agreement with its bank to amend the amount available under the Amended Revolving Credit Facility. Pursuant to the newly Amended Revolving Credit Facility, $17,500,000 is available until expiration at November 30, 2008. The amounts outstanding under the credit facility bear interest at a maximum per annum rate equal to the bank's prime rate, currently 6.00% at February 29, 2008, less 0.25%. The agreement contains certain financial and other covenants. Effective upon the occurrence of an event of default under the Amended Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. The Company has been in compliance with all financial loan covenants during the fiscal periods presented.

        There have been no borrowings against the line of credit during fiscal 2006 and 2007. There were outstanding letters of credit of $1.1 million and $0.8 million pursuant to the Amended Revolving Credit Facility at December 30, 2006 and December 29, 2007, respectively.

NOTE 8. LILLIE RUBIN EXIT COSTS

        During fiscal 2006, the Company recorded a pre-tax charge of $5.7 million for asset impairment and store closing costs for the exit of the Lillie Rubin business. Included in the exit costs was a write down of leasehold improvements, furniture and fixtures on 19 stores in the amount of $4.4 million, write down of intangibles of $455,000, write down of supplies of $275,000, severance accrual of $400,000, as well as an accrual of $1.5 million for contractual termination costs negotiated prior to year-end. These costs were partially offset by the reversal of $1.3 million of deferred rent accruals. The Company closed 16 of the stores as of December 30, 2006. The Company closed the last three Lillie Rubin stores during the first fiscal quarter of fiscal 2007. The Company did not incur significant additional exit costs upon the closing of these remaining properties. The reversal in fiscal 2007 was due to the Company's conversion of one Lillie Rubin store into a Cache store.

        The following is a summary of the activity in the reserve for exit costs in fiscal 2007:

	BALANCE BEGINNING OF YEAR	CASH PAYMENTS	REVERSALS	BALANCE END OF YEAR
Contractual termination costs	$385,000	$307,000	$(78,000)	$—
Severance	43,000	43,000	—	—

NOTE 9. OTHER LIABILITIES

        Other liabilities primarily consist of accruals of future rent escalations and unamortized landlord construction allowances.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Leases

        At December 29, 2007, the Company was obligated under operating leases for various store locations expiring at various times through 2019. The terms of the leases generally provide for the payment of minimum annual rentals, contingent rentals based on a percentage of sales in excess of a stipulated amount, and a portion of real estate taxes, insurance and common area maintenance. Most leases contain leasehold improvement reimbursements from landlords and/or rent holidays. In recognizing landlord incentives and minimum rent expenses, the Company amortizes the charges on a straight line basis over the lease term.

        Store rental expense related to these leases, included in cost of sales, consisted of the following:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 31, 2005	December 30, 2006	December 29, 2007
Minimal rentals	$23,980,000	$25,029,000	$24,432,000
Contingent rentals	10,625,000	10,977,000	11,536,000

	$34,605,000	$36,006,000	$35,968,000

        Future minimum payments under non-cancelable operating leases consisted of the following at December 29, 2007:

Fiscal years ending:
2008	$26,864,000
2009	26,267,000
2010	24,469,000
2011	22,858,000
2012	20,479,000
Thereafter	46,517,000

Total future minimum lease payments	$167,454,000

        The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 0.9% of minimum rent expense in fiscal 2007, or variable costs such as maintenance, insurance and taxes, which represented approximately 46.3% of minimum rent expense in fiscal 2007.

Other Commitments

        The following tables summarize our other commitments as of December 29, 2007:

	Payments Due in Period
	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
	(In thousands)
Other Obligations
Employment contracts	$2,709	$1,555	$704	$450	$—
Purchase obligations	23,961	23,961	—	—	—
Standby letters of credit	774	774	—	—	—

Total	$27,444	$26,290	$704	$450	$—

        We issue standby letters of credit primarily for the importation of merchandise inventories. The Company does not have any off balance sheet financing arrangements.

Contingencies

        The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss. The Company had no guarantees, subleases or assigned lease obligations as of December 30, 2006 and December 29, 2007.

NOTE 11. INCOME TAXES

        The provision for income taxes includes:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 31, 2005	December 30, 2006	December 29, 2007
Current:
Federal	$7,792,000	$5,536,000	$4,589,000
State	925,000	368,000	680,000

	8,717,000	5,904,000	5,269,000

Deferred:
Federal	(959,000)	(59,000)	(1,609,000)
State	(83,000)	34,000	(266,000)

	(1,042,000)	(25,000)	(1,875,000)

Provision for income taxes	$7,675,000	$5,879,000	$3,394,000

        The Company's effective tax rate, as a percent of income before income taxes, differs from the statutory federal tax rates as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 31, 2005	December 30, 2006	December 29, 2007
Effective federal tax rate	35.0%	35.0%	34.0%
State and local income taxes, net of federal tax benefit	3.5%	3.5%	2.7%
Other net, primarily permanent differences	(2.1)%	3.0%	(2.5)%

Provision for income taxes	36.4%	41.5%	34.2%

        The major components of the Company's net deferred tax assets (liabilities) at December 30, 2006 and December 29, 2007 are as follows:

Current	December 30, 2006	December 29, 2007
Group insurance	$292,000	$271,000
Sales return reserve	335,000	295,000
Inventory	447,000	353,000
Prepaid expenses	(395,000)	(350,000)

Total Current	$679,000	$569,000

Non Current	December 30, 2006	December 29, 2007
State tax net operating loss carryforwards	$71,000	$71,000
Deferred rent	1,041,000	1,320,000
Deferred construction allowances	(1,865,000)	(2,205,000)
Other (principally depreciation expense)	(1,315,000)	731,000

Total Non-current	$(2,068,000)	$(83,000)

NOTE 12. STOCK BASED COMPENSATION

        Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company had accounted for stock options according to the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123(R), and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in Fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted subsequent to January 1, 2006, when granted, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

        The Company's 2000 Stock Option Plan provides for the granting of either incentive stock options ("ISO's") or non-qualified options to purchase up to 825,000 shares of common stock. As of December 29, 2007, there were no shares under the 2000 plan available for future grant. The Company's 2003 Stock Option Plan provides for the granting of either ISO's or non-qualified options to purchase up to 1,350,000 shares of common stock. As of December 29, 2007, there were 117,282 shares under the 2003 plan available for future grant. All of the Company's prior stock option plans have expired as to the ability to grant new options.

        Stock awards outstanding under the Company's current plans have generally been granted at prices which are equal to the market value of our stock on the date of grant, generally vest over four years and expire no later than ten years after the grant date. Effective January 1, 2006, we recognized compensation expense ratably over the vesting period, net of estimated forfeitures. As of December 29, 2007, there was $783,000 of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.00 years. The total intrinsic value of options exercised during the 52 week period ended December 29, 2007 was approximately $205,000.

        The following table details the effect on net income and earnings per share "as reported" as if compensation expense had been recorded for the year ended December 31, 2005 based on the fair value method under SFAS No. 123, "Accounting for Stock-Based Compensation". The reported and pro forma net income and earnings per share for the year ended December 30, 2006 and December 29,

2007 is the same since share-based compensation expense is calculated under the provisions of SFAS No. 123(R).

52 Weeks Ended
December 31, 2005
Net income as reported	$13,405,000
Add: Stock-based employee compensation expense determined under APB 25, net of tax	—
Deduct: Total stock based employee compensation determined under fair value based method of SFAS No. 123, net of tax	$930,000

Pro-forma net income	$12,475,000

Basic earnings per share
As reported	$0.85
Pro-forma	$0.80
Diluted earnings per share
As reported	$0.83
Pro-forma	$0.78

        In accordance with SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions below for grants in the respective periods:

	2005 Grants	2007 Grants
Expected dividend rate	$0.00	$0.00
Expected volatility	40.1%	35.4 – 36.9%
Risk free interest rate	4.25%	4.7 – 5.0%
Expected lives (years)	5.0	4.0

        The weighted average fair value of options granted during fiscal years ended December 31, 2005 and December 29, 2007 were $12.83 and $14.38. There were no options granted during fiscal 2006.

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

        The following table summarizes all stock option transactions for the three fiscal years ended December 29, 2007:

	Weighted Average Shares	Exercise Prices
Shares under option as of January 1, 2005	1,651,750	$10.43
Options granted in 2005	140,000	12.83
Options exercised in 2005	(105,500)	5.63
Options canceled in 2005	(204,750)	11.48

Shares under option as of December 31, 2005	1,481,500	10.85
Options exercised in 2006	(298,997)	5.12
Options cancelled in 2006	(42,875)	13.33

Shares under options as of December 30, 2006	1,139,628	12.26
Options granted in 2007	155,000	14.38
Options exercised in 2007	(43,650)	12.91
Options canceled in 2007	(18,875)	12.32

Shares under option as of December 29, 2007	1,232,103	$12.51

Options Exercisable at:	Number of Shares	Weighted average exercise price
December 31, 2005	742,250	$8.80
December 30, 2006	732,628	$11.93
December 29, 2007	1,017,853	$12.22

        Significant option groups outstanding at December 29, 2007 and related weighted average price and life information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Life (Years)
7/5/07	100,000	0	$14.40	10
6/19/07	55,000	0	14.34	10
8/30/05	25,000	12,500	16.40	8
5/3/05	70,000	31,500	11.53	7
5/2/05	10,000	4,500	11.61	7
4/25/05	5,000	2,250	11.00	7
1/22/04	102,500	102,500	15.17	6
7/22/03	780,025	780,025	12.65	5
4/16/02	73,578	73,578	4.69	4
10/2/01	11,000	11,000	$2.13	4

        A summary of the changes in stock options outstanding during the 52-week period ended December 29, 2007 is presented below:

	Total Outstanding				Currently Exercisable
	Number of Options	Average Price(1)	Average Life(2)	Aggregate Intrinsic Value(3)	Number of Options	Average Price(1)	Average Life(2)	Aggregate Intrinsic Value(3)
December 30, 2006	1,139,628	$12.26	6.80	$6,412,887	732,628	$11.93	6.66	$4,370,362
Granted	155,000	14.38			—	—
Vested					328,875	12.96
Canceled/forfeited	(18,875)	12.32			—	—
Exercised	(43,650)	12.91			(43,650)	12.91

December 29, 2007	1,232,103	$12.51	6.25	$470,503	1,017,853	$12.22	5.68	$470,503

(1)
Weighted-average exercise price.

(2)
Weighted-average contractual life remaining in years.

(3)
The aggregate intrinsic values in the table above are based on the Company's closing stock price as of the last business day of the periods ended December 30, 2006 and December 29, 2007, which was $25.24 and $9.92, respectively.

        A summary of the activity for the non-vested share awards during the 52-week period ended December 29, 2007 is presented below:

	Common Stock Options	Fair Value at Grant Date
Non-vested—December 30, 2006	407,000	$12.87
Granted	155,000	14.38
Vested	(328,875)	12.96
Canceled/forfeited	(18,875)	12.32

Non-vested—December 29, 2007	214,250	$13.87

        We anticipate approximately 158,000 shares will vest in future periods.

        Prior to the adoption of SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised ("excess tax benefits") be classified as financing cash flows. For the 52-week period ended December 30, 2006 and December 29, 2007, there was $1.8 million and $92,000 respectively, of excess tax benefits realized from the exercise of stock options.

        As of December 29, 2007, there was approximately $783,000 of future compensation cost related to nonvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 3.00 years. The total fair value of shares vested during the year ended December 29, 2007 was $835,000. The following table represents as of December 29, 2007 the share-based compensation expense to be recognized in future periods:

Fiscal years ending:	Compensation Expense on Stock Options
2008	$285,000
2009	230,000
2010	179,000
2011	89,000

$783,000

  Secondary Offering

        On November 21, 2006, the Company completed a secondary offering of the Company's Common Stock. The Company issued 200,000 shares of Common Stock and received net proceeds of $4.4 million. The funds will be used for general corporate purposes. In addition, 1,675,000 shares were sold by officers and controlling shareholders.

  Repurchase Program

        On July 30, 2007, the Company's Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 1,000,000 shares of Company common stock, either through the open market or in privately negotiated transactions in accordance with SEC requirements, in either case, at the prevailing market rate. The program began in August 2007. There is no expiration date governing the period over which the Company can repurchase shares. On November 6, 2007, the Company's Board of Directors authorized an additional 500,000 share repurchase. On December 26, 2007, the Board of Directors authorized an additional 500,000 share repurchase, bringing the total authorization to 2,000,000 shares. During the second half of fiscal 2007, the Company repurchased, in the open market, 1,695,032 shares at a cost of $24.2 million or $14.28 per share.

        On January 2, 2008, the Board of Directors authorized an additional 1,000,000 million share repurchase, and on February 5, 2008, the Board of Directors authorized an additional 500,000 share repurchase, bringing the total authorization to 3,500,000 million shares.

NOTE 13. EARNINGS PER SHARE

        The following table sets forth the computations of basic and diluted earnings per share:

	52 Weeks Ended December 29, 2005	52 Weeks Ended December 30, 2006	52 Weeks Ended December 29, 2007
Net income	$13,405,000	$8,271,000	$6,521,000
Net income per share—basic	$0.85	$0.52	$0.41
Net income per share—diluted	$0.83	$0.51	$0.40
Weighted average common shares outstanding	15,726,000	15,849,000	15,966,000
Dilutive effect of stock options	424,000	369,000	234,000
Weighted average common and potentially dilutive common shares	16,150,000	16,218,000	16,200,000

        Options to purchase 25,000 and 10,000 common shares at exercise prices of $16.40 and $18.30 per share, respectively, were outstanding, during fiscal 2005 and fiscal 2006, but were not included in the computation of dilutive earnings per share because to do so would have been anti-dilutive.

NOTE 14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
	(In thousands, except per share data)
52 weeks ended December 29, 2007
Net sales	$64,355	$71,027		$60,572		$78,504
Gross profit	28,991	33,935		27,667		36,391
Income before income tax provision	237	2,049		212		7,417
Income tax provision	92	765		51		2,486

Net income	$145	$1,284		$161		$4,931

Basic and diluted earnings per share:
Basic earnings per share:	$0.01	$0.08		$0.01		$0.32

Diluted earnings per share:	$0.01	$0.08		$0.01		$0.32

52 weeks ended December 30, 2006
Net sales	$63,821	$71,682		$59,935	(1)	$83,554
Gross profit	29,182	35,297		28,266		40,361
Income before income tax provision	2,833	2,718	(2)	1,131		7,468
Income tax provision	1,105	1,060		441		3,273

Net income	$1,728	$1,658		$690		$4,195

Basic and diluted earnings per share:
Basic earnings per share:	$0.11	$0.11		$0.04		$0.26

Diluted earnings per share:	$0.11	$0.10		$0.04		$0.26

(1)
Includes recognition of $2.4 million of breakage income for previously issued gift cards and merchandise credits.

(2)
Includes a charge of $5.7 million for the exit of the Lillie Rubin business.

        Per share amounts are calculated independently for each quarter. The sum of the quarters may not equal the full year per share amounts.

NOTE 15. SUBSEQUENT EVENTS

        On January 24, 2008, Mr. Brian Woolf, previously Chairman and Chief Executive Officer, as well as the principal executive officer of Cache, Inc. resigned from the Company, effective immediately. On January 24, 2008, Mr. Thomas Reinckens, currently Cache Inc.'s President, was appointed as the Company's Chairman and Chief Executive Officer and will serve as the Company's principal executive officer. He will continue in his position as the Company's President, in addition to assuming these new roles. As a result of Mr. Woolf's resignation, the Company will a record a severance expense of $604,000, during the first quarter of fiscal 2008.

Cache, Inc and Subsidiaries
Valuation and Qualifying Accounts

		Additions
Sales Return Reserve	Balance at Beg. of Period	Charge to Costs and Expenses	Other Accounts	Deductions	Balance at End of Period
52 Weeks Ended December 31, 2005	$832,000	$—	$—	$(29,000)	$803,000
52 Weeks Ended December 30, 2006	$803,000	$42,000	$—	$—	$845,000
52 Weeks Ended December 29, 2007	$845,000	$—	$—	$(93,000)	$752,000
		Additions
Reserve for Sales Allowances and Doubtful Accounts	Balance at Beg. of Period	Charge to Costs and Expenses	Other Accounts	Deductions	Balance at End of Period
52 Weeks ended December 29, 2007	$—	$234,000	$—	$—	$234,000

QuickLinks

  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND/OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
PART IV
  ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULE
CACHE, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED DECEMBER 29, 2007, DECEMBER 30, 2006, AND DECEMBER 31, 2005
CACHE, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CACHE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
CACHE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
CACHE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CACHE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
CACHE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cache, Inc and Subsidiaries Valuation and Qualifying Accounts