Form 10-K/A
period 2007-12-29
CACHE INC
filed 2008-04-30
CIK 350199

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $194 million as of June 29, 2007, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of $13.27 of the registrant's Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of April 28, 2008, 13,386,608 common shares were outstanding.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table lists certain information regarding the executive officers and Directors of the Company:

Name	Position and Offices
Thomas E. Reinckens	Chief Executive Officer, President, Chairman and a Director
Margaret J. Feeney	Chief Financial Officer and Executive Vice President
Adrienne Kantor	Executive Vice President, Design and Merchandising
Robert Kantor	Executive Vice President, Manufacturing and Product Development
Gene G. Gage	Director(1),(2),(3)
Arthur S. Mintz	Director(1),(2),(3)
Andrew M. Saul	Director(2),(3)
Morton J. Schrader	Director(1),(2),(3)

(1)
Member of the Audit Committee.

(2)
Member of the Compensation and Plan Administration Committee.

(3)
Member of the Nominating and Corporate Governance Committee.

        Brian Woolf, age 59. Mr. Woolf served as our Chief Executive Officer and Chairman of the Board from October 2000 until his resignation on January 24, 2008.

        Thomas E. Reinckens, age 54. Mr. Reinckens has served as Chairman and Chief Executive Officer since January 24, 2008. He served as President and Chief Operating Officer from October 2000 until January 24, 2008. Mr. Reinckens joined our Company in February 1987 and has held various positions throughout his tenure, also serving as Chief Financial Officer from November 1989 to October 2000 and as Executive Vice President from September 1995 to October 2000. Mr. Reinckens previously served as a director of Cache from February 1993 until October 2004.

        Margaret J. Feeney, age 50. Ms. Feeney has served as Executive Vice President, Finance and Chief Financial Officer since May 2005. Ms. Feeney was promoted to Vice President, Finance in July 2001. Ms. Feeney has served in a variety of financial and operational capacities with us since 1992.

        Adrienne Kantor, age 49. Ms. Kantor has served as Executive Vice President, Design and Merchandising since July 2007. Prior to joining us, Ms. Kantor served as the President of Adrienne Victoria Designs. Inc., an apparel manufacturing and distribution company, from 1996 to 2007.

        Robert Kantor, age 55. Mr. Kantor has served as Executive Vice President, Manufacturing and Product Development since July 2007. Prior to joining us, Mr. Kantor served as the Vice President of Adrienne Victoria Designs. Inc., an apparel manufacturing and distribution company, from 1996 to 2007.

        Gene G. Gage, age 59. Mr. Gage has served as one of our directors since September 2004. Since January 2002, Mr. Gage has served as the President and Chief Operating Officer of Gage Associates, LLC, affirm which provides financial planning and services to individuals and businesses. From March 2000 to January 2002, Mr. Gage served as Chief Executive Officer and as the director of ICDL-US, LLC, a company providing computer literacy training skills for desktop software applications. He is a certified public accountant, as well as a certified financial planner.

        Arthur S. Mintz, age 63. Mr. Mintz has served as one of our directors since September 2002. Mr. Mintz served as the President of Bees and Jam, Inc., an apparel manufacturer from 1971 until 2006. Since April 2007, Mr. Mintz has been active as a consultant in the retail apparel industry.

        Andrew M. Saul, age 61. Mr. Saul has served as one of our directors since 1986.Mr. Saul served as our Chairman of the Board from February 1993 to October 2000. Since 1986, Mr. Saul has been a partner in Saul Partners, an investment partnership.

        Morton J. Schrader, age 76. Mr. Schrader has served as one of our directors since 1989. Mr. Schrader was the President of Abe Schrader Corp., a manufacturer of women's apparel from 1968 until March 1989. Since 1989, Mr. Schrader has been active as a real estate broker and is a principal of PBS Realty Advisors.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

        During the fiscal year ended December 29, 2007 ("Fiscal 2007"), the Board of Directors held eight meetings. Each then-current Director attended all of such Board meetings, except the February 6, 2007, which Mr. Schrader could not attend and the November 11, 2007 meeting, which Mr. Saul could not attend. The Board of Directors has an Audit Committee, a Nominating and Governance Committee, as well as a Compensation and Plan Administration Committee. The Audit Committee, established in July 1989, currently consists of Messrs. Arthur Mintz, Morton Schrader and Gene Gage. The Audit Committee held six meetings in Fiscal 2007. Each then-current member of the Committee attended all such Committee meetings, except the February 6, 2007, which Mr. Schrader could not attend and the July 24, 2007 meeting, which Mr. Mintz could not attend.

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

        The Compensation and Plan Administration Committee was established in July 1991 as the Plan Administration Committee to administer the Company's stock option plans. In May 1993 it was renamed the Compensation and Plan Administration Committee and delegated additional authority to determine the remuneration arrangements for the three most senior executive officers and to review and approve the remuneration arrangements for the Company's other executive officers. It currently consists of Messrs. Andrew Saul, Arthur Mintz, Morton Schrader and Gene Gage. The Compensation and Plan Administration Committee met twice in Fiscal 2007. Each member of the Committee attended the meeting.

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

        The Nominating and Governance Committee will consider candidates for the Board from any reasonable source, including stockholder recommendations. The Nominating and Governance Committee does not evaluate candidates differently based on who has made the proposal. Stockholders who wish to suggest qualified candidates should write to Victor J. Coster, Corporate Secretary, at the Company's headquarters' address. These recommendations should include detailed biographical information concerning the nominee, his or her qualifications to be member of the Board, and a description of any relationship the nominee has to be a stockholder making the recommendation or to other stockholders of the Company. A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as director, subject to the candidate's due diligence of the Company, should accompany any such recommendation. Stockholders who wish to nominate a director for election at an annual meeting of stockholders of the Company must comply with the Company's By-Laws, regarding stockholder proposals and nominations.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Principal Objectives Driving Compensation Practices

        Our compensation philosophy, reflected in our compensation practices for fiscal year 2007, was developed to drive the achievement of our two key business objectives: consistent sales growth and consistent net income growth. We designed our incentive compensation programs using performance metrics closely tied to the achievement of these goals, as described below. We balanced our need to attract and retain highly talented executives with our desire to reward executives primarily for achieving performance targets. We accomplished this by structuring a competitive compensation program with a fixed component of total compensation and a significant, incentive-based component designed to motivate and reward executives for contributions to the advancement of our key business objectives.

        We generally pay our executives annual base salaries as described below. We design our compensation programs so that if targeted objectives are achieved, total compensation to the executive will increase. "Total compensation" includes the sum of base salary, short-term cash incentive compensation and equity incentive compensation. Recognizing the importance of implementing pay-for-performance practices, we also structure our compensation programs so that if the Company's performance exceeds target levels, total compensation to the executive may increase. If the Company, however, fails to achieve its targeted objectives, total compensation will not increase. We may set target compensation on an ad hoc basis when we believe that it is important to attract or retain key executive officers. We will use tally sheets, as described below, to assist us in measuring our compensation programs against our design objectives. We were assisted, starting in fiscal 2007, in these matters by a compensation consultant, as described below.

        We use both equity and cash in our incentive-based compensation. We designed our short-term incentive compensation to reward executives for the Company's achievement of annual goals and our long-term incentive compensation to reward them based on longer term corporate performance. Our short-term incentive compensation is paid in cash and our long-term incentive compensation is primarily comprised of equity components. The Compensation Committee reviews annually the allocation between the short- and long-term and cash and equity elements of compensation and determines the distribution based on the Company's current business goals and competitive market practices.

        Our Chief Executive Officer, our Executive Vice President of Design and Merchandising and our Executive Vice President of Manufacturing and Product Development, each have an employment agreement with the Company, each of which are more fully described below. We offer minimal perquisites to our named executive officers. Our current named executive officers participate in a broad-based, tax-qualified pension plan on terms that do not favor such executives, and the Company does not offer any supplemental retirement plans to its named executive officers.

Processes for Determining Compensation for our Named Executive Officers

Compensation Committee—Working with our Compensation Consultant and Management

        During fiscal year 2007, the Compensation Committee reviewed its compensation practices and programs to ensure they were designed to drive the attainment of the Company's key business objectives. As part of this process, the Compensation Committee recently hired a nationally recognized compensation consultant to provide the Committee with information regarding industry compensation practices and developments and comparative data necessary to evaluate executive compensation. The compensation consultant will also provide executive compensation advice to the Company with the Compensation Committee's authorization. The Compensation Committee will specify the services to be performed by the consultant.

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

        Management regularly meets with the Compensation Committee to assist the Committee in making compensation decisions regarding our executives. We believe that since our management has extensive knowledge regarding our business, they are in a position to provide valuable input. For example, our Chief Financial Officer provides input relevant to setting performance goals and certifies to the Compensation Committee the level of achievement of our performance targets under our Management Performance Compensation Plan (the "Performance Compensation Plan"). Our Chief Executive Officer makes recommendations to the Committee regarding the compensation of his direct reports.

Tally Sheets

        As part of the Compensation Committee's annual evaluation of compensation to our named executive officers, the Committee will review tally sheets setting out each component of the executive's compensation, the aggregate amount of his or her total compensation, and projected and historical compensation earned by such person. The specific elements of compensation to be considered in the tally sheets used by the Committee will include:

  •
  base salary;

  •
  annual cash incentive awards and any other bonuses, if applicable;

  •
  equity and long-term cash incentive compensation;

  •
  amounts realized upon the vesting of restricted stock and exercise of stock options;

  •
  the value of the Company's unvested restricted stock and unexercisable stock options held by such executive officer;

  •
  perquisites and other personal benefits;

  •
  potential payments upon various termination scenarios, including change in control; and

  •
  any earnings under the Company's deferred compensation and pension plans, if the executive participates.

        The Compensation Committee's review of tally sheets will provide the Committee with a formal mechanism through which the Committee is able to ensure that the Company's compensation programs and practices are consistent with the Company's compensation philosophy and its overall business objectives.

Our Incentive Compensation Programs

Short-Term Cash Incentive Compensation

        We provide our executives with short-term incentive compensation in the form of an annual cash bonus under the Performance Compensation Plan. The Compensation Committee has based the compensation plan objectives upon a corporate net income target for overall corporate performance.

        For fiscal year 2005, the Company paid its executives only a portion of their target bonuses under the Performance Compensation Plan, since the Company as a whole did not meet its corporate net income objectives, based on fourth quarter performance. During the fourth quarter of fiscal 2005, the Company's performance reached 100% of the fourth quarter fiscal 2005 corporate net income targets.

        For fiscal year 2006, the Company as a whole did not meet its corporate net income objectives. Based on the Company's performance during fiscal year 2006, the Company did not exceed its corporate net income target for fiscal 2006 and, accordingly, our current named executive officers will not receive a payout for that year.

        For fiscal year 2007, the Company as a whole did not meet its corporate net income objectives. Based on the Company's performance during fiscal 2007, the Company did not exceed its corporate net income target for fiscal 2007 and, accordingly, our current named executive officers did not receive a payout for that year.

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

Long-Term Equity Incentive Compensation

        In addition to cash incentive compensation, the Compensation Committee also awards equity grants. The Company believes that stock option awards further align executives' interests with those of stockholders and focus management on building long-term stockholder value.

        We generally make equity grants to our named executive officers at the time of their hire and review Compensation policy annually. We also make grants during other times of the year when required for new hires, promotions and other business reasons. In determining the timing of equity grants, the Committee only considers valid business purposes and does not take into account fluctuations in the price of the Company's common stock.

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

        The exercise price for stock options is the fair market value of the Company's common stock on the grant date, which is set as the closing price per share of the common stock on the Nasdaq Stock Exchange for the trading day immediately preceding the grant date. As a result, the options do not have any intrinsic value to the executive unless the market price of the common stock rises.

Change in Control and other Termination Events

Severance

        The Company has employment agreements with Messrs. Reinckens and Kantor, as well as Ms. Kantor. These agreements provide for payments to be paid upon certain termination events, including a Change in Control of the Company (as defined under their employment agreements). During fiscal year 2007, our other current named executive officers did not have employment agreements with the Company.

Equity

        New incentive or non-qualified stock options totaling 155,000 options were granted in fiscal 2007.

Compliance with Section 162(m) of the Internal Revenue Code

        Section 162(m) of the Code generally disallows deductions to publicly traded companies for compensation paid to its named executive officers in excess of $1.0 million in a taxable year, with certain exceptions for qualified "performance-based compensation." The Company considers the potential non-deductibility of certain compensation in making its compensation decisions. For those types of compensation that can qualify as performance-based compensation, the Company attempts to meet the qualification requirements.

SUMMARY COMPENSATION TABLE

        The table below sets forth the total compensation paid or earned by (i) the Company's Chief Executive Officer and Chief Financial Officer during the fiscal year ended December 29, 2007, and (ii) the Company's four most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers as of December 30, 2006. For a description of any employment agreements between the Company and any named executive officers, see the "Compensation Discussion and Analysis" and the "Payments and Entitlements upon Change in Control and other Termination Events" sections of this proxy statement.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Brian Woolf Chairman, Chief Executive Officer and Director (resigned January 24, 2008)	2007	$725,000	$—	$306,788	$38,480	$1,070,268
Thomas E. Reinckens President and Chief Operating Officer (Chairman and Chief Executive Officer since January 24, 2008)	2007	530,000	—	255,181	38,045	823,226
Margaret J. Feeney Executive Vice President and Chief Financial Officer	2007	277,063	—	48,706	28,558	354,327
Adrienne Kantor Executive Vice President, Design and Merchandising(3)	2007	75,000	—	—	8,876	83,876
Robert Kantor Executive Vice President Manufacturing and Product Development(3)	2007	75,000	—	—	3,000	78,000
Allan N. Jacobson Executive Vice President, Sourcing and Distribution(4)	2007	$298,077	$50,000	—	$6,385	$354,462

(1)
The amounts in these columns reflect the dollar amount of awards pursuant to the Company's equity incentive plans recognized as compensation expense for financial statement reporting purposes for the fiscal year ended December 29, 2007 in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as interpreted by Securities and Exchange Commission Staff Accounting Bulletin No. 107, ("SFAS No. 123(R)") and thus may include amounts related to awards granted in and prior to 2007. Assumptions used in the calculation of these amounts for fiscal years ended December 29, 2007 are included in footnote 12 to the Company's audited financial statements for the fiscal year ended December 29, 2007 in the Company's Annual Report on Form 10-K.

(2)
Represents $7,320 for group medical insurance, $9,954 for long-term disability insurance, $15,127 for executive life insurance, $1,857 for car allowance, $4,222 for matching contributions made by the Company on behalf of Mr. Woolf under the Company's 401(k) savings plan.

Represents $21,229 for group medical insurance, $6,872 for long-term disability insurance, $3,790 for executive life insurance, $1,857 for car allowance, $4,297 for matching contributions made by the Company on behalf of Mr. Reinckens under the Company's 401(k) savings plan.

Represents $16,193 for group medical insurance, $5,646 for long-term disability insurance, $829 for executive life insurance,$1,486 for car allowance, $4,404 for matching contributions made by the Company on behalf of Ms. Feeney under the Company's 401(k) savings plan.

Represents $923 for executive life insurance, $3,385 for travel allowance, $2,077 for matching contributions made by the Company on behalf of Mr. Jacobson under the Company's 401(k) savings plan.

(3)
Ms. Kantor and Mr. Kantor began employment with the Company on July 3, 2007.

(4)
Mr. Jacobson resigned on May 24, 2007.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2007

        The Company granted new incentive or non-qualified stock option awards totaling 155,000 options during the fiscal year ended December 29, 2007.

        The table below shows the plan based awards granted to named executive officers of the Company during the fiscal year ended December 29, 2007.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Equity Incentive Plan Awards
						Grant Date Fair Value of Stock and Option Awards
					Exercise or Base Price Option Awards ($/sh)
Name	Grant Date	Threshold	Target	Maximum
Thomas E. Reinckens	July 5, 2007		100,000		$14.40	$935,972

        The table below shows the number of shares of the Company's common stock covered by exercisable and unexerciseable stock options held by the Company's named executive officers on December 29, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Brian Woolf	67,250 364,000 50,000	— — —		$4.69 12.65 15.17	April 12, 2012 July 22, 2013 January 22, 2014
Thomas E. Reinckens	6,328 187,500 52,500 100,000	— — — —		4.69 12.65 15.17 14.40	April 12, 2012 July 22, 2013 January 22, 2014 July 5, 2017
Margaret J. Feeney	43,300 9,000	— 11,000	(1)	$12.65 11.53	July 22, 2013 May 3, 2015

(1)
This award may vest, subject to performance vesting, in one installment of 5,000 shares on December 31, 2008, with the remaining 6,000 options vesting on May 3, 2009.

        There were no option exercises for shares of the Company's common stock by each named executive officer during fiscal year 2007.

CACHE 401(K) SAVINGS PLAN

        The Cache 401(K) Savings Plan is a tax-qualified retirement plan generally available to all eligible employees upon completion of a 12-month period during which the employee completes 1,000 hours of service. Employees may defer up to 18% of his or her annual salary or a annual maximum contribution of $15,000, whichever is less, during the calendar year. In addition, the Company matches the first 0.50% of the first 6% deferred by each eligible employee during the calendar year.

PAYMENTS AND ENTITLEMENTS UPON CHANGE IN CONTROL AND
OTHER TERMINATION EVENTS

        The following is a description of the specific circumstances relating to termination of employment and change in control of the Company that will trigger payments to each named executive officer and a calculation of the estimated payments to such officers as a result of the occurrence of such events had they occurred on December 29, 2007, the end of the Company's fiscal year.

Brian Woolf

        The Company had a three-year employment agreement with Mr. Woolf, which was entered into on February 8, 2006. Shortly after Mr. Woolf's resignation on January 24, 2008, the Company and Mr. Woolf entered into a Separation Agreement, which was executed on February 5, 2008. The agreement calls for a lump-sum payment of $604,000 to be paid to Mr. Woolf and also calls for the cancellation of the previous employment contract.

        Mr. Woolf's employment agreement provided for payments to be made to Mr. Woolf upon certain termination events, including a "Change in Control" of the Company (generally defined as (i) the acquisition of 50% or more of Company common stock, (ii) a change in the majority of the Board of Directors not approved by at least 50% of the incumbent directors or (iii) the occurrence of certain reorganizations, mergers or consolidations involving the Company).

        Under Mr. Woolf's employment agreement, any of the following events (the "Termination Events") would have been termination events:

  •
  Mr. Woolf's employment is terminated by the Company without "Cause" (generally defined as conviction for the commission of a felony; dishonesty; refusal to follow directions of the Board; gross nonfeasance; breach of confidentiality or restrictive covenant provisions; or certain other instances of willful misconduct);

  •
  Mr. Woolf's employment is terminated by Mr. Woolf for Good Reason (as defined below); or

  •
  Mr. Woolf's employment is terminated due to Disability (which entails his inability to perform his duties as a result of physical or mental incapacity for a period of 6 consecutive months).

        In the case of a termination due to Disability, the Company would have no further liability to Mr. Woolf, except for any unpaid salary and benefits accrued to the date of termination. In the event of Mr. Woolf's Disability, and until Mr. Woolf reaches the age of 65, Mr. Woolf was entitled to receive payments under the Company's applicable short-term and long-term disability plans.

        During the term of Mr. Woolf's employment agreement, the Company was required to maintain a supplemental life insurance policy on behalf of Mr. Woolf. This policy provided for a death benefit to his beneficiary of no less than three times annual salary, the proceeds of which would be paid upon his death.

        If following a Change in Control, Mr. Woolf's employment was terminated without Cause or he terminated his employment for Good Reason, then Mr. Woolf would have been entitled to receive a lump-sum cash severance payment equal to two times his annual salary, at the time of termination.

        Mr. Woolf would have had "Good Reason" to terminate his employment with the Company six months after a Change in Control.

        Upon a Termination Event, all time-vesting stock options granted to Mr. Woolf would fully vest.

        In the case of a Change in Control, regardless of whether his employment is terminated, all stock option awards granted to Mr. Woolf would vest and would become exercisable in accordance with the stock option award agreements under which such options were granted.

        Mr. Woolf was subject to non-solicitation and non-competition covenants during his employment, during the period in which he receives severance payments and, in the case where the Company terminates his employment for Cause or Mr. Woolf terminates his employment without Good Reason, for the following 24 months.

        Assuming the occurrence of the following termination events and/or change in control on December 29, 2007 (the end of the Company's 2007 fiscal year), Mr. Woolf would have been entitled to receive the additional payments set out in the table below:

Potential Payments to Brian Woolf upon the Occurrence of Certain Events

Component of Compensation	Executive's Voluntary Termination	Termination by the Company For Cause	Termination by the Executive For Good Reason	Termination by the Company Without Cause	Termination due to the Executive's Disability		Termination upon the Executive's Death		Change in Control of Company without the Executive's Termination	Change in Control of Company with the Executive's Termination
Cash Severance (base salary and bonus)	—	—	—	$794,712	—		—		—	$794,712
Stock Options—Accelerated	—	—	—	—	—		—		$351,493	$351,493
Health & Welfare	—	—	—	$42,180	—		—		—	$42,180
Other	—	—	—	—	$1,035,000	(1)	$2,400,000	(2)	—	—
Total	—	—	—	$836,892	$1,035,000		$2,400,000		$351,493	$1,188,385

(1)
Represents payments under the Company's short-term and long-term disability plans.

(2)
Represents the death benefit payable to Mr. Woolf's beneficiary under basic and supplemental life insurance policies.

Thomas E. Reinckens

        The Company has a three-year employment agreement with Mr. Reinckens, which was entered into on February 8, 2006. This agreement provides for payments to be made to Mr. Reinckens upon certain termination events, including a "Change in Control" of the Company (generally defined as (i) the acquisition of 50% or more of Company common stock, (ii) a change in the majority of the Board of Directors not approved by at least 50% of the incumbent directors or (iii) the occurrence of certain reorganizations, mergers or consolidations involving the Company).

        Under Mr. Reinckens's employment agreement any of the following events (the "Termination Events") would be termination events:

  •
  Mr. Reinckens' employment is terminated by the Company without "Cause" (generally defined as conviction for the commission of a felony; dishonesty; refusal to follow directions of the Board; gross nonfeasance; breach of confidentiality or restrictive covenant provisions; or certain other instances of willful misconduct);

  •
  Mr. Reinckens' employment is terminated by Mr. Reinckens for Good Reason (as defined below); or

  •
  Mr. Reinckens' employment is terminated due to Disability (which entails his inability to perform his duties as a result of physical or mental incapacity for a period of 6 consecutive months).

        In the case of a termination due to Disability, the Company shall have no further liability to Mr. Reinckens, except for any unpaid salary and benefits accrued to the date of termination. In the event of Mr. Reinckens' Disability, and until Mr. Reinckens reaches the age of 65, Mr. Reinckens is entitled to receive payments under the Company's applicable short-term and long-term disability plans.

        During the term of Mr. Reinckens' employment agreement, the Company is required to maintain a supplemental life insurance policy on behalf of Mr. Reinckens. This policy provides for a death benefit to his beneficiary of no less than three times annual salary, the proceeds of which would be paid upon his death.

        If following a Change in Control, Mr. Reinckens' employment is terminated without Cause or he terminates his employment for Good Reason, then Mr. Reinckens is entitled to receive a lump-sum cash severance payment equal to two times his annual salary, at the time of termination.

        Mr. Reinckens has "Good Reason" to terminate his employment with the Company six months after a Change in Control.

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

        Assuming the occurrence of the following termination events and/or change in control on December 29, 2007 (the end of the Company's 2007 fiscal year), Mr. Reinckens would be entitled to receive the additional payments set out in the table below:

Potential Payments to Thomas E. Reinckens upon the Occurrence of Certain Events

Component of Compensation	Executive's Voluntary Termination	Termination by the Company For Cause	Termination by the Executive For Good Reason	Termination by the Company Without Cause	Termination due to the Executive's Disability		Termination upon the Executive's Death		Change in Control of Company without the Executive's Termination	Change in Control of Company with the Executive's Termination
Cash Severance (base salary + bonus)	—	—	—	$580,962	—		—		—	$580,962
Stock Options—Accelerated	—	—	—	—	—		—		$33,074	$33,074
Health & Welfare	—	—	—	$41,703	—		—		—	$41,703
Other	—	—	—	—	$1,176,500	(1)	$2,034,000	(2)	—	—
Total	—	—	—	$622,665	$1,176,500		$2,034,000		$33,074	$655,739

(1)
Represents payments under the Company's short-term and long-term disability plans.

(2)
Represents the death benefit payable to Mr. Reinckens beneficiary under basic and supplemental life insurance policies.

Other Named Executive Officers

        Upon a Change in Control of the Company, in accordance with the terms of the Company's 2000 and 2003 Stock Option Plans, all stock options granted to the named executive officer automatically vest.

        The Company maintains on behalf of each executive a basic life insurance policy, the proceeds of which are payable upon death of the executive.

        Assuming the occurrence of the following termination events and/or change in control of the Company on December 29, 2007 (the end of the Company's 2007 fiscal year), each named executive officer will be entitled to receive the additional payments set out in the respective tables below.

        The following table includes the additional payments to be made to Ms. Feeney upon the occurrence of the specified events.

Potential Payments to Ms. Feeney upon the Occurrence of Certain Events

Component of Compensation	Executive's Voluntary Termination	Termination by the Company For Cause	Termination by the Executive For Good Reason	Termination by the Company Without Cause	Termination due to the Executive's Disability	Termination upon the Executive's Death		Change in Control of Company without the Executive's Termination	Change in Control of Company with Qualifying Termination
Cash Severance (base salary + bonus)	—	—	—	—	—	—		—	—
Stock Options—Accelerated	—	—	—	—	—	—		—	—
Health & Welfare	—	—	—	—	—	—		—	—
Other	—	—	—	—	$2,730,000	$777,000	(1)	—	—
Total	—	—	—	—	$2,730,000	$777,000		—	—

(1)
Represents payments under the Company's short-term disability plan.

(2)
Represents the death benefit payable to Ms. Feeney's beneficiary under basic and supplemental life insurance policies.

        The following table includes the additional payments to be made to Ms. Adrienne Kantor upon the occurrence of the specified events:

Potential Payments to Ms. Kantor upon the Occurrence of Certain Events

Component of Compensation	Executive's Voluntary Termination	Termination by the Company For Cause	Termination by the Executive For Good Reason	Termination by the Company Without Cause	Termination due to the Executive's Disability	Termination upon the Executive's Death		Change in Control of Company without the Executive's Termination	Change in Control of Company with Qualifying Termination
Cash Severance (base salary + bonus)	—	—	—	$675,000	—	—		—	$675,000
Stock Options—Accelerated	—	—	—	—	—	—		$—	$—
Health & Welfare	—	—	—	$39,942	$—	—		—	$39,942
Other	—	—	—	—	$—	$150,000	(1)	—	—
Total	—	—	—	$714,942	$—	$150,000		$—	$714,942

(1)
Represents payments under basic life insurance policy.

        The following table includes the additional payments to be made to Mr. Robert Kantor upon the occurrence of the specified events:

Potential Payments to Mr. Kantor upon the Occurrence of Certain Events

Component of Compensation	Executive's Voluntary Termination	Termination by the Company For Cause	Termination by the Executive For Good Reason	Termination by the Company Without Cause	Termination due to the Executive's Disability	Termination upon the Executive's Death		Change in Control of Company without the Executive's Termination	Change in Control of Company with Qualifying Termination
Cash Severance (base salary + bonus)	—	—	—	$675,000	—	—		—	$675,000
Stock Options—Accelerated	—	—	—	—	—	—		$—	$—
Health & Welfare	—	—	—	$13,500	$—	—		—	$13,500
Other	—	—	—	—	$—	$150,000	(1)	—	—
Total	—	—	—	$688,500	$—	$150,000		$—	$688,500

(1)
Represents payments under basic life insurance policy.

DIRECTOR COMPENSATION

        The Board determines and reviews director compensation annually. In its review, the Board considers compensation paid to directors at similarly situated companies and the time commitments required of the directors. The Board began to receive the advice and recommendations from an outside compensation consultant regarding director compensation, during fiscal 2007.

        Mr. Woolf, who was a Director and employee of the Company and Mr. Thomas E. Reinckens, who was a Director and employee of the Company, did not receive any compensation for serving on the Board of Directors of the Company. Directors who are not employees of the Company generally receive an annual retainer of $20,000, payable in monthly installments.

        The following Table lists the compensation paid to the Company's non-executive directors during fiscal year 2007.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2007

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)(1)		Total ($)
Gene G. Gage	$95,099	—		$95,099
Arthur S. Mintz	90,500	—		90,500
Andrew M. Saul	70,074	17,374	(1)	87,448
Morton J. Schrader	90,500	—		90,500

    (1)
    Mr. Saul is a non-employee director, who previously has served as Chairman of the Board of Directors of the Company. He is compensated by participation in our group medical insurance program at a cost of $17,374 in fiscal 2007.

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

Compensation Committee Report

        The Compensation and Plan Administration Committee of the Company has reviewed and discussed with management the above Compensation Discussion and Analysis and, based on its review and discussion, the Compensation and Plan Administration Committee has recommended to the Board that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K.

        Compensation and Plan Administration Committee of the Board of Directors:

Gene Gage
Arthur S. Mintz
Andrew M. Saul
Morton J. Schrader

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

ITEM 12. PRINCIPAL STOCKHOLDERS AND SHARE OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information as of April 28, 2008 concerning the beneficial ownership of the Company's common stock by (i) each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding common stock, (ii) each current director, (iii) the executive officers listed in the Summary Compensation Table above, and (iv) all current directors and executive officers as a group. Except as otherwise indicated, each stockholder listed below has sole voting and investment power with respect to his/her shares of common stock. The Securities and Exchange Commission has defined the term "beneficial ownership" to include any person who has or shares voting power or investment power with respect to any security or who has the right to acquire beneficial ownership of any security within 60 days.

Name of Beneficial Owner	No. of Shares of Common Stock	Percent of Class
Royce and Associates LLC(1)	1,903,950	14.2%
Andrew M. Saul and affiliates(2)	1,713,259	12.8%
Palo Alto Investors, LLC(3)	1,442,600	10.8%
Goldman Sachs Group, Inc.(4)	1,376,945	10.3%
Bank of New York Mellon Corporation(5)	1,017,453	7.6%
Putnam Investment Management(6)	841,250	6.3%
Thomas E. Reinckens(7)	284,828	2.1%
Margaret J. Feeney(7)	57,750	* %
Adrienne Kantor	19,900	* %
Robert Kantor	300	* %
Morton J. Schrader	24,500	* %
Gene G. Gage	3,960	* %
Arthur S. Mintz	6,000	* %
All Current Executive Officers and Directors as a Group (8 persons)	2,110,497	15.4%

*
Less than 1%

(1)
In an amended Schedule 13G filed with the Securities and Exchange Commission on January 28, 2008, Royce and Associates, LLC, reported beneficial ownership of 1,903,950 shares and sole voting power and sole dispositive power over, 1,903,950 common shares. The address for Royce and Associates, LLC is: Royce and Associates, 1414 Avenue of the Americas, New York, NY 10019.

(2)
In an amended Schedule 13G filed with the Securities and Exchange Commission on February 11, 2008, Andrew M. Saul, the Estate of Joseph E. Saul, Norma G. Saul, Jane Saul Berkey and Saul Partners, LP reported beneficial ownership of 1,713,259 shares, of which Andrew M. Saul has sole voting power to vote or direct the vote of 425,630 shares. The Estate of Joseph E. Saul has sole voting power to vote or direct the vote of 702,460 shares. Norma G. Saul has sole voting power to vote or direct the vote of 331,600 shares. Jane Saul Berkey has sole voting power to vote or direct the vote of 128,569 shares. Saul Partners, LP has sole voting power to vote or direct the vote of 125,000 shares. The address for each of Andrew M. Saul, Estate of Joseph E. Saul, Norma G. Saul, Jane Saul Berkey and Saul Partners, LP is: c/o Saul Partners, LP, 9 West 57th Street, New York, NY 10019.

(3)
In an amended Schedule 13G filed with the Securities and Exchange Commission on February 13, 2008, Palo Alto Investors, LLC, reported beneficial ownership of 1,442,600 shares and sole and the sole voting power and sole dispositive power over 1,442,600 common shares. The address for Palo Alto Investors, LLC is: Palo Alto Investors, LLC, 470 University Avenue, Palo Alto, CA 94301.

(4)
In a Schedule 13G file with the Securities and Exchange Commission on January 31, 2008, Goldman Sachs Asset Management, L.P. reported beneficial ownership of 1,180,180 shares and shared voting power over 1,312,542 shares. The address for Goldman Sachs Asset Management, L.P. is 32 Old Slip, New York, NY 10005.

(5)
In an amended Schedule 13G filed with the Securities and Exchange Commission on February 14, 2008, The Bank of New York Mellon Corporation ("Bank of New York") ; The Bank of New York; Mellon Bank, N.A.; Mellon Trust of New England, N.A.: reported beneficial ownership of 1,017,453 shares. The Bank of New York Mellon Corporation is the beneficial owner of, and has shared voting power over 1,017,453 shares. The address for The Bank of New York Mellon Corporation is One Wall Street, 31st Floor, New York, NY 10286.

(6)
In a Schedule 13G file with the Securities and Exchange Commission on February 1, 2008, Putnam, LLC. d/b/a Putnam Investments ("Putnam"); Putnam Investment Management, LLC.; The Putnam Advisory Company, LLC.; reported beneficial ownership of 841,250 shares. Putnam is the beneficial owner of 841,250 shares and has shared voting power over 278,748 shares and shared dispositive power over 841,250 common shares. The address for Putnam, LLC is One Post Office Square, Boston, MA 02109.

(7)
The shares listed include shares subject to stock options that are or will become exercisable within 60 days of April 30, 2008 as follows: Mr.Reinckens, 246,328 shares and Ms. Feeney, 52,300 shares. The address for Cache officers and directors is; Cache, Inc. 1440 Broadway, 5th Floor, New York, NY 10018.

        See Item 5 in Part II of our 10-K filed on March 13, 2008 for information regarding "Securities Authorized for Issuance Under Equity Compensation Plan."

SECTION 16(a) BENEFICIAL
OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and certain officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission and the New York Stock Exchange reports of their ownership and changes in their ownership of common stock. Based solely on a review of copies of Section 16(a) reports furnished to the Company, or written representations from certain reporting persons, the Company believes that during fiscal year 2007 all transactions were reported on a timely basis, except for the following instances: Officer Joanne Marselle filed one late Form 4; Officer Philip Morris filed one late Form 3; Officer Clifford Gray filed one late Form 4; Officer Adrienne Kantor filed one late Form 3 and one late Form 4; Officer Robert Kantor filed one late Form 3; Officer and Director Brian Woolf filed one late Form 4; Officer Thomas E. Reinckens filed three late Forms 4; Director Arthur Mintz filed two late Forms 4; Director Gene Gage filed one late Form 4; and Director Morton Schrader filed one late Form 4.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        See Also "Executive Compensation—Compensation Committee Interlocks and Insider Participation."

        As of April 28, 2008, the Sauls beneficially owned in the aggregate 1,713,259 shares of the Company's outstanding Common Stock, representing approximately 12.8% of the Company's outstanding Common Stock. See "Principal Shareholders and Share Ownership by Management."

        See also "Market for the Registrant's Common Stock and Related Stockholder Matters" under Part II, Item 5 of Registrant's report on Form 10-K for the fiscal year ended December 29, 2007, previously filed with the Securities and Exchange Commission.

Review, Approval or Ratification of Transactions with Related Persons

        Our policy with regard to related party transactions is that all material transactions are to be reviewed by the Audit Committee for any possible conflicts of interest. A "related party transaction" is defined to include any transaction or series of transactions exceeding $120,000 in which we are a participant and any related person has a material interest. Related persons would include our directors, executive officers (and immediate family members of our directors and executive officers), and persons controlling over five percent of our outstanding common stock. In the event of a potential conflict of interest, the Audit Committee will generally evaluate the transaction in terms of: (i) the benefits to the Company; (ii) the impact on a director's independence in the event the related person is a director, an immediately family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated third parties or to employees generally. The Audit Committee will then document its findings and conclusions in written minutes. In the event a transaction relates to a member of our Audit Committee, that member will not participate in the Audit Committee's deliberations.

ITEM 14. PRINCIPAL ACCOUNTING FIRM FEES

        The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 30, 2006 (Fiscal 2006) and December 29, 2007 (Fiscal 2007) by Deloitte & Touche LLP and

Mahoney Cohen and Company, CPA, P.C. Mahoney Cohen replaced Deloitte & Touche during the first quarter of Fiscal 2007.

Fees	Fiscal 2006 Amount	Fiscal 2007 Amount
Audit Fees	$295,400	$143,764
Audit-Related Fees	$633,000	$139,557
Tax Fees	$—	$—
All Other Fees	$—	$52,584
Total Fees	$928,400	$335,905

        The Audit Committee of the Board of Directors has considered whether the provision of these services is compatible with maintaining the principal accountants' independence.

        Audit fees includes fees for annual audit and reviews of the Company's quarterly reports on Form 10-Q, as well as statutory audits and audits of subsidiaries.

        Audit-related fees include fees for audits of benefit plans and audits related to a secondary stock offering, as well as testing of internal controls for Sarbannes-Oxley compliance during Fiscal 2006 and Fiscal 2007.

        All other fees include fees for evaluations and advisory services. The Audit Committee has implemented a procedure to require pre-approval of all services performed by the independent auditors.

        Consequently during Fiscal 2006 and 2007, any project which management hired the principal accountants to perform was presented to the Audit Committee, along with an estimate of the costs to be incurred. The Audit Committee would review and approve the estimate. The Audit Committee was updated by management, if additional costs were incurred. All projects performed by the independent auditors were approved by the Audit Committee, during Fiscal 2006 and 2007.

Signatures

        Pursuant to the requirement of section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 29, 2008

CACHE, INC.

BY:	/s/ Thomas E. Reinckens Thomas E. Reinckens Chairman and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ Margaret Feeney Margaret Feeney Executive Vice President and Chief Financial Officer

QuickLinks

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS
COMPENSATION DISCUSSION AND ANALYSIS
SUMMARY COMPENSATION TABLE
GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2007
GRANTS OF PLAN-BASED AWARDS
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
CACHE 401(K) SAVINGS PLAN
PAYMENTS AND ENTITLEMENTS UPON CHANGE IN CONTROL AND OTHER TERMINATION EVENTS
Potential Payments to Brian Woolf upon the Occurrence of Certain Events
Potential Payments to Thomas E. Reinckens upon the Occurrence of Certain Events
Potential Payments to Ms. Feeney upon the Occurrence of Certain Events
Potential Payments to Ms. Kantor upon the Occurrence of Certain Events
Potential Payments to Mr. Kantor upon the Occurrence of Certain Events
DIRECTOR COMPENSATION
DIRECTOR COMPENSATION FOR FISCAL YEAR 2007
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Signatures