Form 10-Q
period 2008-03-29
CACHE INC
filed 2008-05-08
CIK 350199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

212-575-3200

(Registrant’s telephone number, including area code)

(Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 30, 2008, 13,386,608 common shares were outstanding.

CACHE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29,	December 29,	March 31,
	2008	2007	2007
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$3,250,000	$7,243,000	$9,106,000
Marketable securities	27,414,000	42,887,000	51,942,000
Receivables, net	6,204,000	4,788,000	4,418,000
Inventories, net	32,524,000	30,547,000	36,135,000
Prepaid expenses and other current assets	4,924,000	2,465,000	8,063,000
Total current assets	74,316,000	87,930,000	109,664,000

Equipment and leasehold improvements, net	46,561,000	49,298,000	50,493,000
Goodwill	10,089,000	10,089,000	—
Intangible assets, net	1,393,000	1,423,000	102,000
Other assets	383,000	385,000	342,000

Total assets	$132,742,000	$149,125,000	$160,601,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,751,000	$10,510,000	$12,523,000
Note payable	1,474,000	1,586,000	—
Accrued compensation	2,926,000	1,910,000	2,571,000
Accrued liabilities	10,875,000	14,252,000	10,441,000
Total current liabilities	27,026,000	28,258,000	25,535,000

Note payable	4,052,000	4,348,000	—
Other liabilities	15,491,000	16,172,000	16,103,000
Deferred income taxes, net	50,000	83,000	1,882,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock, par value $.01; authorized, 20,000,000 shares; issued and outstanding 16,386,608, 16,319,358 and 16,287,483	164,000	163,000	163,000

Additional paid-in capital	46,678,000	46,136,000	45,119,000
Retained earnings	76,122,000	78,175,000	71,799,000
Treasury stock, 3,000,000, 1,695,032 and 0 shares, at cost	(36,841,000)	(24,210,000)	—
Total stockholders’ equity	86,123,000	100,264,000	117,081,000

Total liabilities and stockholders’ equity	$132,742,000	$149,125,000	$160,601,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

	March 29,	March 31,
	2008	2007

Net sales	$67,708,000	$64,355,000

Cost of sales, including buying and occupancy	39,293,000	35,364,000

Gross profit	28,415,000	28,991,000

Expenses
Store operating expenses	23,918,000	24,018,000
General and administrative expenses	5,669,000	5,462,000
Store exit costs	2,308,000	—
Total expenses	31,895,000	29,480,000

Operating loss	(3,480,000)	(489,000)

Other income (expense):
Interest expense	(68,000)	—
Interest income	290,000	726,000
Total other income, net	222,000	726,000

Income (loss) before income taxes	(3,258,000)	237,000

Income tax provision (benefit)	(1,205,000)	92,000

Net income (loss)	$(2,053,000)	$145,000

Basic earnings (loss) per share	$(0.15)	$0.01

Diluted earnings (loss) per share	$(0.15)	$0.01

Basic weighted average shares outstanding	13,566,000	16,283,000

Diluted weighted average shares outstanding	13,566,000	16,766,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

	March 29,	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(2,053,000)	$145,000
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,191,000	2,719,000
Write down of equipment and leasehold improvements, net of deferred rent	1,445,000	—
Provision for sales allowance and doubtful accounts	515,000	—
Stock-based compensation	74,000	310,000
Non-cash interest expense on note payable	68,000	—
Deferred income taxes	(33,000)	(186,000)
Gift card breakage	(81,000)	(98,000)
Amortization of deferred rent	(625,000)	(297,000)
Excess tax benefit from stock-based compensation	(155,000)	—
Other	—	(5,000)

Change in assets and liabilities:
Decrease (increase) in receivables	(1,931,000)	376,000
Increase in inventories	(1,977,000)	(1,306,000)
Increase in prepaid expenses and other current assets	(2,302,000)	(846,000)
Increase in accounts payable	1,241,000	821,000
Increase (decrease) in accrued liabilities and accrued compensation	(1,488,000)	1,966,000

Net cash provided by (used in) operating activities	(4,111,000)	3,599,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities	(13,455,000)	(22,916,000)
Maturities of marketable securities	28,927,000	13,068,000
Purchase of equipment and leasehold improvements	(2,717,000)	(4,171,000)

Net cash provided by (used in) investing activities	12,755,000	(14,019,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of common stock	314,000	163,000
Excess tax benefit from stock-based compensation	155,000	—
Repayment of note payable	(475,000)	—
Repurchase of common stock	(12,631,000)	—

Net cash provided by (used in) financing activities	(12,637,000)	163,000

Net decrease in cash and equivalents	(3,993,000)	(10,257,000)
Cash and equivalents, at beginning of period	7,243,000	19,363,000
Cash and equivalents, at end of period	$3,250,000	$9,106,000

Supplemental disclosure of cash flow information:

Interest paid	$73,000	$—
Income taxes paid	$507,000	$5,000
Accrued equipment and leasehold improvements	$530,000	$590,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.               BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” or “our” means Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. We currently operate two chains of women’s apparel specialty stores, of which 281 stores are operated under the trade name “Cache” and 13 stores are operated under the trade name “Cache Luxe”.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 29, 2007, which are included in the Company’s Annual Report on Form 10-K with respect to such period filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The December 29, 2007 condensed consolidated balance sheet amounts are derived from the Company’s audited consolidated financial statements.

The Company’s fiscal year (“fiscal year” or “fiscal”) refers to the 52 or 53 weeks. The years ended December 29, 2007 (“fiscal 2007”) and December 27, 2008 (“fiscal 2008”) are each 52-week years.

A reclassification has been made to the 2007 Consolidated Balance Sheet to segregate intangible assets, net, as a separate line item to conform to the 2008 presentation.

2.     STOCK BASED COMPENSATION

The Company records compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, as interpreted by SEC Staff Accounting Bulletin No. 107. During the 13-week periods ended March 29, 2008 and March 31, 2007, the Company recognized approximately $74,000 and $310,000 in stock based compensation expense.  The grant date fair value is calculated using the Black-Scholes option valuation model. There were 15,000 options granted during the 13-week period ended March 29, 2008 and no options were granted during the 13-week period ended March 31, 2007. The Company recognized $155,000 in excess tax benefits from the exercise of stock options for the 13-week period ended March 29, 2008 and no excess tax benefits from the exercise of stock options were recognized for the 13-week period ended March 31, 2007.

The weighted-average fair value of options granted during the 13-week period ended March 29, 2008 was $3.14.  The grant date fair value is calculated using the Black-Scholes option valuation model.  The following assumptions were used during fiscal 2008:

Expected dividend rate	$0.00
Expected volatility	36.06%
Risk free interest rate	2.64%
Expected lives (years)	4.00

3.   BASIC AND DILUTED EARNINGS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share has been computed based upon the weighted average of common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.

Earnings per common share has been computed as follows:

	13 Weeks Ended
	March 29,	March 31,
	2008	2007
Net income (loss)	$(2,053,000)	$145,000
Basic weighted number of average shares outstanding	13,566,000	16,283,000
Incremental shares from assumed issuances of stock options	—	483,000

Diluted weighted average number of shares outstanding	13,566,000	16,766,000

Net income (loss) per share – Basic	$(0.15)	$0.01
– Diluted	$(0.15)	$0.01

Option to purchase 43,000 common shares was excluded from the computation of diluted earnings per share for the 13-week period ended March 29, 2008, because their effect would be anti-diluted.

4.   RECENT DEVELOPMENTS

On January 24, 2008, Mr. Brian Woolf, then Chairman and Chief Executive Officer, as well as the principal executive officer of Cache, Inc. resigned from the Company, effective immediately. On January 24, 2008, Mr. Thomas Reinckens, then Cache Inc.’s President, was appointed as the Company’s Chairman and Chief Executive Officer and will serve as the Company’s principal executive officer. He will continue in his position as the Company’s President, in addition to assuming these new roles. As a result of Mr.Woolf’s resignation, the Company recorded a severance expense of $604,000 during the 13-week period ended March 29, 2008.

On January 2, 2008, the Board of Directors authorized the repurchase of an additional 1,000,000 share of the Company’s common stock, and on February 5, 2008, the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company’s common stock, bringing the total number of shares authorized to repurchase to 3,500,000 shares. As of March  29, 2008, the Company has repurchased 3,000,000 shares.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, are effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2008 for the Company). In February 2008, the FASB issued FASB Staff Positions (‘‘FSP’’) 157-1, which amended SFAS 157 to remove leasing transactions accounted for under SFAS 13, ‘‘Accounting for Leases’’ and FSP 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and  nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company).   The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 30, 2007, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  The Company is currently evaluating the impact of SFAS No. 157 for nonfinancial assets and liabilities on its consolidated financial statements.

During February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The implementation of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

During December 2007, the FASB issued SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the standard, but do not expect it to have a material impact on our consolidated financial statements upon adoption.

During December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, acquisition costs will generally be expensed as incurred. The revised statement also includes a substantial number of new disclosure requirements. SFAS 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

6.  FAIR VALUE MEASUREMENT

Effective December 30, 2007, the Company adopted SFAS 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•      Level 1 – Unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•      Level 2 – Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•      Level 3 – Unobservable inputs that reflect assumptions about what market participants would use in pricing assets or liabilities based on the best information available.

As of March 29, 2008, the Company’s marketable securities primarily consist of short-term United States Treasury bills and tax-exempt municipal bonds. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company's held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

Effective December 30, 2007, the Company adopted SFAS 159, which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States of America.

The fair value of our marketable securities, which was determined based upon Level 1 inputs, totaled $34.0 million, $50.8 million and $65.1 million as of March 29, 2008, December 29, 2007 and March 31, 2007, respectively.  For the periods ended March 29, 2008, December 29, 2007 and March 31, 2007, the aggregate amount of investments recorded in cash and equivalents (maturing less than 90 days) and marketable securities (maturing greater than 90 days and less than one year) totaled approximately $33.9 million, $50.8 million and $65.1 million, respectively.  The difference between the amounts reported on the balance sheet and the fair value of the Company’s investments primarily relates to outstanding checks associated with normal business operations.  The Company noted small variances between the book value and fair value due to the remaining unamortized premiums.  As a result, no impairment has occurred for the fiscal periods presented herein.  Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments. Interest income is recognized when earned.

7.  RECEIVABLES

	March 29,	December 29,	March 31,
	2008	2007	2007
Construction allowances	$826,000	$683,000	$804,000
Third party credit card	3,207,000	2,522,000	3,357,000
Accounts receivables, net	1,327,000	596,000	—
Other	844,000	987,000	257,000
	$6,204,000	$4,788,000	$4,418,000

Accounts receivable, net includes sales from Mary L., which are recorded net of any returns, chargebacks, discounts and allowances.  The Company recorded $515,000 of provisions for sales allowances and doubtful accounts during the first fiscal quarter of 2008, which resulted in an aggregate reserve amount of $750,000, as of March 29, 2008.

8.  INVENTORIES

	March 29,	December 29,	March 31,
	2008	2007	2007
Raw materials	$4,023,000	$1,242,000	$—
Work in process	207,000	832,000	—
Finished goods	28,294,000	28,473,000	36,135,000
	$32,524,000	$30,547,000	$36,135,000

9.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	March 29,	December 29,	March 31,
	2008	2007	2007

Leasehold improvements	$53,938,000	$55,088,000	$52,945,000
Furniture, fixtures and equipment	50,496,000	49,772,000	46,202,000
	104,434,000	104,860,000	99,147,000
Less: accumulated depreciation and amortization	(57,873,000)	(55,562,000)	(48,654,000)

	$46,561,000	$49,298,000	$50,493,000

10.  GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill and its indefinite-lived intangible assets are reviewed annually for impairment or more frequently, if impairment indicators arise. The annual valuation is performed during the fourth quarter of each year. The carrying amounts of intangible assets as of March 29, 2008, December 29, 2007 and March 31, 2007 are as follows:

	March 29,	December 29,	March 31,
	2008	2007	2007
Indefinite-lived intangible assets:
Trademarks-Cache	$102,000	$102,000	$102,000
Trademarks-Mary L.	620,000	620,000	—
	722,000	722,000	102,000

Definite-lived intangible assets:
Customer relationships	300,000	300,000	—
Non-Compete agreements	300,000	300,000	—
Favorable market lease	160,000	160,000	—
	760,000	760,000	—
Less: accumulated amortization	(89,000)	(59,000)	—
	671,000	701,000	—
Total intangible assets, net	$1,393,000	$1,423,000	$102,000

11.  ACCRUED LIABILITIES

	March 29,	December 29,	March 31,
	2008	2007	2007
Operating expenses	$2,669,000	$3,954,000	$3,825,000
Taxes, including income taxes	2,027,000	2,364,000	1,765,000
Share repurchase liability	—	2,033,000	—
Group insurance	552,000	557,000	744,000
Sales return reserve	950,000	752,000	1,018,000
Leasehold additions	530,000	752,000	590,000
Gift cards, merchandise credit cards and other customer deposits and credits	3,347,000	3,840,000	2,499,000
Store exit costs	665,000	—	—
Deferred income	135,000	—	—

	$10,875,000	$14,252,000	$10,441,000

Leasehold additions generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.

12.  BANK DEBT

During November 2005, the Company reached an agreement with its bank to amend the amount available under the Amended Revolving Credit Facility. Pursuant to the Amended Revolving Credit Facility, $17,500,000 is available until expiration at November 30, 2008. The amounts outstanding under the credit facility bear interest at a maximum per annum rate equal to the bank’s prime rate, currently 5.25% at March 29, 2008, less 0.25%. The agreement contains selected financial and other covenants. Effective upon the occurrence of an Event of Default under the Amended Revolving Credit Facility, the Company grants to the bank a security interest in the Company’s inventory and certain receivables. The Company has been in compliance with all financial loan covenants during the fiscal periods presented.

There have been no borrowings against the line of credit during fiscal 2007 and the first quarter of fiscal 2008. There were outstanding letters of credit of $783,000, $774,000 and $627,000, pursuant to the Amended Revolving Credit Facility, at March 29, 2008, December 29, 2007 and March 31, 2007, respectively.

13.  STORE EXIT COSTS

During the quarter ended March 29, 2008, the Company recorded a pre-tax charge of $2.3 million for asset write down and store closing costs for 14 underperforming stores.  Included in the exit costs are the following:

	Balance			Balance
	Beginning of Year	Charges	Cash Payments	End of Period
Write down of equipment and leasehold improvements	$—	$2,071,000	$—	$2,071,000
Severance	—	198,000	—	198,000
Reversal of deferred rent liability	—	(626,000)	—	(626,000)
Lease termination costs	—	665,000	—	665,000
	$—	$2,308,000	$—	$2,308,000

The Company does not expect to incur significant additional exit costs upon the closing of these stores. The Company plans on closing these stores over the course of fiscal 2008.

14.  CONTINGENCIES

The Company is exposed to a number of asserted and unasserted potential claims.  Management does not believe that the resolution of these matters will result in a material loss.  We have not provided any third party financial guarantees as of and for the 13-week periods ended March 29, 2008 and March 31, 2007 and for the 52-week period ended December 29, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information and current statements contained in this Form 10-Q, certain matters discussed herein, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties, including, without limitation, the effect of economic and market conditions and competition, the ability to open new stores and expand into new markets, and risks relating to foreign importing operations, which could cause actual results to differ materially.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 13-week periods ended March 29, 2008 and March 31, 2007, expressed as a percentage of net sales.  Amounts include the combined results of our Cache and Cache Luxe stores.

	13 Weeks Ended
	March 29,	March 31,
	2008	2007

Sales	100.0%	100.0%
Cost of sales	58.0	55.0
Gross profit	42.0	45.0
Store operating expenses	35.3	37.3
General and administrative expenses	8.4	8.5
Store exit costs	3.4	0.0
Operating loss	(5.1)	(0.8)
Interest expense	(0.1)	0.0
Interest income	0.4	1.1
Income (loss) before income taxes	(4.8)	0.4
Income tax provision (benefit)	(1.8)	0.1
Net income (loss)	(3.0)%	0.2%

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 Weeks Ended
	March 29,	March 31,
	2008	2007

Total store count, at end of period	294	297
Net sales growth	5.2%	0.8%
Comparable store sales growth	3%	3%
Average sales per transaction decrease	(3.3)%	(8.0)%
Average number of transactions growth	6.8%	11.0%
Net sales per average square foot	$106	$107
Total square footage, at end of period (in thousands)	595	600

Net sales

Net sales increased to $67.7 million from $64.4 million, an increase of $3.3 million, or 5.2%, over the same 13-week period last year.  This reflects $1.8 million of additional net sales, as a result of a 3% increase in comparable store sales. Comparable store sales increased due to strong customer response to the sportswear assortment, which was driven by a well designed collection and strong response to the Company’s aggressive pricing strategy.  Non-comparable sales decreased $316,000 during the current period, due to fewer total stores during the current fiscal quarter of 2008, as compared to the same period last year.  The decrease in non-comparable stores was offset by sales amounting to $1.8 million in our newly acquired wholesale division – Mary L. Due to the acquisition of the Mary L. division in the third quarter of fiscal 2007, no sales for Mary L. were recorded during the first quarter of fiscal 2007.  The increase in net sales in fiscal 2008 at Cache stores reflected a 6.8% increase in sales transactions, which was partially offset by a 3.3% decrease in average dollars per transactions, primarily due to the increase in markdowns.

Gross profit

Gross profit decreased to $28.4 million from $29.0 million, a decrease of $576,000, or 2.0%, as compared to the same 13-week period last year.  This decrease was primarily due to an increase in markdown sales, as compared to the same period last year, coupled with  the inclusion of costs related to our newly acquired  subsidiary – Adrienne Victoria Designs or “AVD”. Costs related to AVD were not recorded in the same period last year, as it was acquired in the third quarter of fiscal 2007.  These costs were partially offset by higher initial gross margins from increased direct sourcing of merchandise through AVD and a decrease in buying and occupancy expense, as compared to the same period last year.  As a percentage of net sales, gross profit decreased to 42.0% from 45.1%, last year.

Store operating expenses

Store operating expenses decreased to $23.9 million from $24.0 million, a decrease of $100,000, or 0.4%, as compared to the same 13-week period last year. As a percentage of net sales, store operating expenses decreased to 35.3% from 37.3%, for the 13-week period last year. The decrease is partially due to fewer total stores open during the current fiscal quarter of 2008, as compared to the same period last year.  Store operating expenses also decreased, principally due to lower marketing expenses ($1.3 million), which were only partially offset by an increase in depreciation and amortization expense ($483,000), payroll expense ($489,000) and several other expense categories.

General and administrative expenses

General and administrative expenses increased to $5.7 million from $5.5 million, an increase of $207,000, or 3.8%, over the same 13-week period last year. As a percentage of net sales, general and administrative expenses decreased to 8.4% from 8.5%.  General and administrative expenses increased, primarily due to higher payroll related costs ($454,000), principally due to the payout resulting from the recent change in management, and several other expense categories.  This increase is offset by a decrease in professional fees ($286,000), partially due to a decrease in our audit fees.

Store exit costs

During the 13-week period ended March 29, 2008, the Company recorded a pre-tax charge of $2.3 million ($1.5 million after tax or $0.11 per diluted share) for 14 underperforming stores, which will close over the course of fiscal 2008.  Included in the exit costs is a write down of equipment and leasehold improvements and furniture and fixtures in the amount of $2.1 million, severance accrual of $198,000 and lease termination costs for $665,000.  These costs were offset by the reversal of $626,000 of deferred rent accruals.

Other income/expense

Other income (expense) decreased to $222,000 from $726,000, a decrease of $504,000, or 69.4% as compared to the same 13-week period last year.  This decrease was due to a reduction in interest income of $436,000 caused by lower interest rates and lower average cash balances, coupled with charges related to interest expense for the note payable recorded in connection with the acquisition of AVD.

Income taxes

An income tax benefit was recorded in the current year for $1.2 million as compared to a $92,000 provision recorded for the 13-week period last year.  The estimated effective tax rate for fiscal 2008 is projected to be 37.0%, as compared to the fiscal 2007 estimate of 39.0%.

Net income (loss)

As a result of the factors discussed above, a net loss of $2.1 million was recorded in fiscal 2008, as compared to the net income of $145,000 for the prior year 13-week period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores and to improve and enhance our information technology systems. During the 13-week period ended March 29, 2008, we used $4.1 million of cash flow from operations as compared to $3.6 million generated in the same period in fiscal 2007. We expect to continue to meet our operating cash requirements primarily through cash flows from operating activities, existing cash and equivalents, and short-term investments.  In addition, we have available a $17.5 million revolving credit facility (the “credit facility”) with Bank of America Retail Finance, under which we have not had outstanding borrowings for several years.  At March 29, 2008, we had working capital of $47.3 million, cash and marketable securities of $30.7 million and $5.5 million in third party debt outstanding related to the purchase of Adrienne Victoria Designs (“AVD”).

The following table sets forth our cash flows for the period indicated:

	13 Weeks ended
	March 29,	March 31,
	2008	2007
Net cash provided by (used in) operating activities	$(4,111,000)	$3,599,000
Net cash provided by (used in) investing activities	12,755,000	(14,019,000)
Net cash provided by (used in) financing activities	(12,637,000)	163,000

Net decrease in cash and equivalents	$(3,993,000)	$(10,257,000)

During the 13-week period ended March 29, 2008, cash and equivalents decreased by $4.0 million, primarily due to repurchase of common stock ($12.6 million), amortization of deferred rent ($625,000), increase in receivables ($1.9 million) primarily due to the newly acquired division – Mary L., a seasonal increase in inventories ($1.9 million), a seasonal increase in prepaid expenses ($2.3 million) and an increase in accrued expenses ($ 1.5 million), primarily due to a reserve for store exit costs and an increase in reserve for estimated returns.  Decreases in cash flows for the current period also resulted from capital expenditures for our new store expansion and remodeling program totaling $2.7 million.  This decrease was offset by operating cash flows from net maturities of marketable securities ($15.4 million), depreciation and amortization expense ($3.2 million) and write down of equipment and leasehold improvements, net of deferred rent ($1.4 million).

The Company plans to open approximately 10-13 new stores during fiscal 2008, of which we have opened three new stores in the first fiscal quarter of 2008.  We also renovated three existing stores in the first quarter of fiscal 2008.  We spent approximately $2.7 million through March 29, 2008 and expect to spend an additional $6 million to $7 million during the balance of fiscal 2008, for both new store and existing store construction and remodeling. We announced the closure of 14 underperforming stores throughout fiscal 2008 which is not inclusive of stores closed in the normal course of business.

As of April 30, 2008, the Company repurchased, in the open market, an additional 1,304,968 shares at a cost of $12.6 million or $9.68 per share for a total repurchase of 3,000,000 shares, at a cost of $36.8 million or $12.28 per share.

There have been no borrowings against the line of credit during fiscal 2007 and the first quarter of fiscal 2008. There were outstanding letters of credit of $783,000 $774,000 and $627,000, pursuant to the Amended Revolving Credit Facility, at March 29, 2008, December 29, 2007 and March 31, 2007, respectively.

Inflation

The Company does not believe that our sales revenue or operating results have been materially impacted by inflation during the past two fiscal years. There can be no assurance, however, that our sales revenue or operating results will not be impacted by inflation in the future.

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

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements in our fiscal 2007 10-K.  As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.   Actual results will differ from these under different assumptions or conditions.

The Company’s management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of the Consolidated Financial Statements.

Inventories. The Company’s finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation, which results in a carrying value at the lower of cost or market. For our AVD division, which makes up approximately 19% of total inventory, the raw materials, work in process and finished goods inventories are valued at the lower of cost or market value, using the first-in-first-out valuation method. The Company ensures that the raw materials, work in process and finished goods are properly valued by taking into account any obsolescence and recording a reserve in accordance with our established policy.

Reserve for sales allowance and doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The allowance is determined based on historical write-off experience and the current retailer environment. We regularly review the allowance for doubtful accounts. Balances over 90 days past due and over a specified amount are reviewed individually for collectability; other balances are considered on an aggregate basis considering the aging of balances.  Account balances are written off against the allowance when it is probable the receivable will not be recovered. There is no off-balance sheet credit exposure related to our customers. Management believes that the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts.  We recorded a reserve of $515,000 and $234,000 for the 13-weeks period ended March 29, 2008 and the 52-weeks period ended December 29, 2007.  The estimated provision for sales allowances and doubtful accounts recorded in the first fiscal quarter of 2008 resulted in an aggregate reserve amount of $750,000, as of March 29, 2008.

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

•       store closings; or

•       underperforming business trends.

In the evaluation of the fair value and future benefits of finite long-lived assets, we perform an analysis by store of the anticipated undiscounted future net cash flows of the related finite long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. In fiscal 2006, the Company recorded an impairment charge of $101,000, related to one store, that the Company closed in early 2007.  No impairment charges, other than the store exit costs, were recorded during the 13-week period ended March 29, 2008. No impairment charges were recorded in the same period last year.

Goodwill and Intangible Assets. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) on December 30, 2001. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. During fiscal 2007, in connection with the acquisition of AVD, the Company recorded goodwill of $10.1 million and other intangible assets of $1.3 million. The Company performs annual impairment testing which considers the Company’s fair value to determine whether an impairment charge related to the carrying value of the Company’s recorded goodwill and other intangible assets is necessary. As a result of this testing, the Company concluded that there was no such impairment loss necessary as of March 29, 2008 and during fiscal 2007. This is reevaluated annually during the fourth quarter, or more frequently if necessary, using similar testing.

Self Insurance. The Company is self-insured for losses and liabilities related primarily to employee health and welfare claims. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for fiscal 2007 and 2008. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. We maintain stop-loss insurance coverage, which covers us for benefits paid in excess of limits as defined in the plan.

Gift Cards, Gift Certificates and Credits. The Company sells gift cards and gift certificates (“Gift Cards”) and issues credits to its customers when merchandise is returned. These Gift Cards do not have expiration dates. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card being redeemed by the customer is remote (Gift Card breakage) since the Company has determined that it does not have a legal obligation to remit the value of unredeemed Gift Cards to the relevant jurisdiction as abandoned property. The

Company determines Gift Card breakage income based upon historical redemption patterns and the remaining unredeemed percentage at the end of our historical data of 3.5 years.  Historical redemptions of gift cards ranged from 64% in the first quarter to 0.03% in the fourteenth quarter subsequent to the issue date, resulting in an average of approximately 95% redeemed or 5% unredeemed gift cards over the historical data of 3.5 years.  We have determined that redemption would be remote based on the fact that, by the fourteenth quarter since issue date, the redemption rate approximated 0%, indicating that the probability of such cards to be redeemed is remote.  As such, we have recorded breakage income based upon this 5%, which is continually reviewed on a quarterly basis for propriety. Breakage income represents the balance of Gift Cards, for which the Company believes the likelihood of redemption by the customer is remote. At that time, the Company will recognize breakage income for those Gift Cards. The Company recorded $81,000 and $98,000 of breakage income during the 13-week periods ended March 29, 2008 and March 31, 2007, respectively.

Revenue Recognition.  Sales are recognized at the “point of sale,” which occurs when merchandise is sold in an “over-the-counter” transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges or credits to earnings resulting from revisions to estimates on our sales return provision for fiscal 2007 and 2008, have not been material. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred for shipping and handling are included in cost of sales. The Company records revenues net of applicable sales tax.

In connection with the acquisition of AVD, the Company also acquired the rights to the “Mary L.” trademark. Mary L. products are sold in upper tier department stores and as a result, Mary L. sales are included under net sales when the merchandise is shipped to the department stores. Mary L. sales are recorded net of any returns, chargebacks, discounts and allowances. We also maintain a reserve as a reduction to sales for potential returns, chargebacks, discounts and allowances. The Company recorded $515,000 of provisions for sales allowances and doubtful accounts during the first fiscal quarter of 2008, which resulted in an aggregate reserve amount of $750,000, as of March 29, 2008.

During the second quarter of fiscal 2007, Cache introduced a co-branded customer credit card program. Under this program, the Company receives from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract.  During the 13-week period ended March 29, 2008, the Company received approximately $289,000 in connection with activated cards. The amount of fee income recorded in connection with activated credit cards was insignificant in fiscal 2008.

The Company also offers its credit card holders a program whereby points can be earned on net purchases made with the co-branded credit card. Five reward points are awarded for each dollar spent at Cache business and one reward point is awarded for each dollar spent at non-Cache businesses. Cardholders whose credit card account is not delinquent, in default or closed will be automatically eligible to receive a $25 Cache gift card upon accrual of 2,500 reward points. The issuing bank bears the cost of the reward program and is responsible for the administration and management of the program.

The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded was insignificant in fiscal 2008.

Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of March 29, 2008, the Company did not have any tax contingencies. The Company adopted the provisions of FIN 48, effective December 31, 2006. The impact of adoption did not have a material impact on the consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the following types of market risk-fluctuations in the purchase price of merchandise, as well as other goods and services the value of foreign currencies in relation to the U.S. dollar; and changes in interest rates. Due to our inventory turn rate and our historical ability to pass through the impact of any generalized changes in our cost of goods sold to our customers through pricing adjustments, commodity and other product risks are not expected to be material.  We purchase substantially all merchandise in U.S. dollars.

Our exposure to market risk for changes in interest rates relates to cash, cash equivalents and marketable securities. As of March 29, 2008, our cash, equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate and U.S. treasury instruments, as well as municipal bonds which bear interest at a fixed rate. Due to the average maturity and the conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

ITEM 4. CONTROLS AND PROCEDURES

The Company is committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of  the end of the period covered by this report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 8, 2008
CACHE, INC.

BY:	/s/ Thomas E. Reinckens
Thomas E. Reinckens
Chairman and Chief
Executive Officer
(Principal Executive
Officer)

BY:	/s/ Margaret Feeney
Margaret Feeney
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)