Form 10-Q
period 2008-06-28
CACHE INC
filed 2008-08-07
CIK 350199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

As of July 31 2008, 13,225,936 common shares were outstanding.

CACHE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	December 29,	June 30,
	2008	2007	2007
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,045,000	$7,243,000	$16,466,000
Marketable securities	26,319,000	42,887,000	49,546,000
Receivables, net	4,565,000	4,788,000	2,944,000
Inventories, net	35,042,000	30,547,000	32,215,000
Prepaid expenses and other current assets	4,465,000	2,465,000	6,734,000
Total current assets	71,436,000	87,930,000	107,905,000

Equipment and leasehold improvements, net	46,764,000	49,298,000	49,544,000
Goodwill	10,089,000	10,089,000	—
Intangible assets, net	1,364,000	1,423,000	102,000
Other assets	382,000	385,000	355,000

Total assets	$130,035,000	$149,125,000	$157,906,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,567,000	$10,510,000	$10,844,000
Note payable	1,362,000	1,586,000	—
Accrued compensation	1,949,000	1,910,000	1,710,000
Accrued liabilities	9,663,000	14,252,000	9,120,000
Total current liabilities	23,541,000	28,258,000	21,674,000

Note payable	3,753,000	4,348,000	—
Other liabilities	16,373,000	16,172,000	15,681,000
Deferred income taxes, net	99,000	83,000	1,779,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock, par value $.01; authorized, 20,000,000 shares; issued and outstanding 16,392,936, 16,319,358 and 16,296,733	164,000	163,000	163,000

Additional paid-in capital	46,784,000	46,136,000	45,526,000
Retained earnings	78,227,000	78,175,000	73,083,000
Treasury stock, 3,167,000, 1,695,032 and 0 shares, at cost	(38,906,000)	(24,210,000)	—
Total stockholders’ equity	86,269,000	100,264,000	118,772,000

Total liabilities and stockholders’ equity	$130,035,000	$149,125,000	$157,906,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE TWENTY-SIX WEEKS ENDED

(Unaudited)

	June 28,	June 30,
	2008	2007

Net sales	$141,681,000	$135,381,000

Cost of sales, including buying and occupancy	79,074,000	72,456,000

Gross profit	62,607,000	62,925,000

Expenses
Store operating expenses	48,701,000	49,631,000
General and administrative expenses	11,871,000	12,493,000
Store exit costs	2,308,000	—
Total expenses	62,880,000	62,124,000

Operating income (loss)	(273,000)	801,000

Other income (expense):
Interest expense	(131,000)	—
Interest income	487,000	1,484,000
Total other income, net	356,000	1,484,000

Income before income taxes	83,000	2,285,000

Income tax provision	31,000	857,000

Net income	$52,000	$1,428,000

Basic earnings per share	$0.00	$0.09

Diluted earnings per share	$0.00	$0.09

Basic weighted average shares outstanding	13,443,000	16,289,000

Diluted weighted average shares outstanding	13,462,000	16,719,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

	June 28,	June 30,
	2008	2007

Net sales	$73,973,000	$71,027,000

Cost of sales, including buying and occupancy	39,781,000	37,092,000

Gross profit	34,192,000	33,935,000

Expenses
Store operating expenses	24,783,000	25,616,000
General and administrative expenses	6,202,000	7,028,000
Total expenses	30,985,000	32,644,000

Operating income	3,207,000	1,291,000

Other income (expense):
Interest expense	(63,000)	—
Interest income	197,000	758,000
Total other income, net	134,000	758,000

Income before income taxes	3,341,000	2,049,000

Income tax provision	1,236,000	765,000

Net income	$2,105,000	$1,284,000

Basic earnings per share	$0.16	$0.08

Diluted earnings per share	$0.16	$0.08

Basic weighted average shares outstanding	13,320,000	16,296,000

Diluted weighted average shares outstanding	13,357,000	16,672,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED

(Unaudited)

	June 28,	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$52,000	$1,428,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,260,000	5,569,000
Write down of equipment and leasehold improvements, net of deferred rent	1,445,000	—
Provision for sales allowance and doubtful accounts, net	117,000	—
Stock-based compensation	150,000	601,000
Non-cash interest expense on note payable	63,000	—
Deferred income taxes	16,000	(289,000)
Gift card breakage	(159,000)	(164,000)
Amortization of deferred rent	(1,030,000)	(816,000)
Excess tax benefit from stock-based compensation	(155,000)	—
Other	—	(18,000)

Change in assets and liabilities:
Decrease in receivables	106,000	1,850,000
Decrease (increase) in inventories	(4,495,000)	2,614,000
Decrease (increase) in prepaid expenses and other current assets	(1,842,000)	483,000
Increase (decrease) in accounts payable	57,000	(858,000)
Increase (decrease) in accrued liabilities and accrued compensation	(2,243,000)	7,000

Net cash provided by (used in) operating activities	(1,658,000)	10,407,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities	(26,908,000)	(56,832,000)
Maturities of marketable securities	43,476,000	49,380,000
Purchase of equipment and leasehold improvements	(6,029,000)	(6,131,000)

Net cash provided by (used in) investing activities	10,539,000	(13,583,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of common stock	344,000	279,000
Excess tax benefit from stock-based compensation	155,000	—
Repayment of note payable	(882,000)	—
Repurchase of common stock	(14,696,000)	—

Net cash provided by (used in) financing activities	(15,079,000)	279,000

Net decrease in cash and equivalents	(6,198,000)	(2,879,000)
Cash and equivalents, at beginning of period	7,243,000	19,363,000
Cash and equivalents, at end of period	$1,045,000	$16,466,000

Supplemental disclosure of cash flow information:

Interest paid	$141,000	$—
Income taxes paid	$1,853,000	$873,000
Accrued equipment and leasehold improvements	$461,000	$532,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.               BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” or “our” means Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. We currently operate two chains of women’s apparel specialty stores, of which 284 stores are operated under the trade name “Cache” and 13 stores are operated under the trade name “Cache Luxe”.

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

2.     STOCK BASED COMPENSATION

The Company records compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, as interpreted by SEC Staff Accounting Bulletin No. 107. During the 26 and 13-week periods ended June 28, 2008, the Company recognized approximately $150,000 and $76,000, respectively, in stock based compensation expense and for the same periods ended June 30, 2007, the Company recognized $601,000 and $291,000, respectively. The grant date fair value is calculated using the Black-Scholes option valuation model. There were 15,000 options granted during the 26-week period ended June 28, 2008 and 55,000 options granted during the 26-week period ended June 30, 2007. No options were granted during the 13-week period June 28, 2008 and 55,000 options were granted during the 13-week period ended June 30, 2007. The Company recognized $155,000 in excess tax benefits from the exercise of stock options for the 26-week period ended June 28, 2008 and no excess tax benefits were recognized from the exercise of stock options for the 26-week period ended June 30, 2007.

The weighted-average fair value of options granted during the 26-week period ended June 28, 2008 was $3.14. The grant date fair value is calculated using the Black-Scholes option valuation model. The following assumptions were used during fiscal 2008:

Expected dividend rate	$0.00
Expected volatility	36.06%
Risk free interest rate	2.64%
Expected lives (years)	4.00

3.     BASIC AND DILUTED EARNINGS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share has been computed based upon the weighted average of common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.

Earnings per common share has been computed as follows:

	26-Weeks Ended		13-Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net income	$52,000	$1,428,000	$2,105,000	$1,284,000
Basic weighted number of average shares outstanding	13,443,000	16,289,000	13,320,000	16,296,000
Incremental shares from assumed issuances of stock options	19,000	430,000	37,000	376,000

Diluted weighted average number of shares outstanding	13,462,000	16,719,000	13,357,000	16,672,000

Net income per share - Basic	$0.00	$0.09	$0.16	$0.08
- Diluted	$0.00	$0.09	$0.16	$0.08

Options to purchase 644,000 common shares were excluded from the computation of diluted earnings per share for the 26 and 13-week period ended June 28, 2008, because their effect would be anti-dilutive due to their exercise price being greater than the average market price.

4.     RECENT DEVELOPMENTS

The Company has no recent developments to report.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how they affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the effect, if any, of SFAS No. 161 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate a material impact on its consolidated financial statements from the adoption of SFAS No. 162.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company’s adoption of SFAS 163 will not have a material effect on the Consolidated Financial Statements

6.     FAIR VALUE MEASUREMENT

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

As of June 28, 2008, the Company’s marketable securities primarily consist of short-term United States Treasury bills and tax-exempt municipal bonds. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company’s held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

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

The fair value of our marketable securities, which was determined based upon Level 1 inputs, totaled $26.3 million, $42.9 million and $49.6 million as of June 28, 2008, December 29, 2007 and June 30, 2007, respectively. For the fiscal periods ended June 28, 2008, December 29, 2007 and June 30, 2007, the aggregate amount of marketable securities (maturing greater than 90 days and less than one year) totaled approximately $26.3 million, $42.9 million and $49.5 million, respectively. The Company noted small variances between the book value and fair value due to the remaining unamortized premiums. As a result, no impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments. Interest income is recognized when earned.

7.     RECEIVABLES

	June 28,	December 29,	June 30,
	2008	2007	2007
Construction allowances	$988,000	$683,000	$737,000
Third party credit card	1,997,000	2,522,000	1,866,000
Accounts receivables, net	686,000	596,000	—
Other	894,000	987,000	341,000
	$4,565,000	$4,788,000	$2,944,000

Accounts receivable, net includes sales from Mary L., which are recorded net of any returns, chargebacks, discounts and allowances. The Company recorded approximately $1.1 million and utilized $930,000 of provisions for sales allowances and doubtful accounts during the 26-week period ended June 28, 2008, which resulted in an aggregate reserve amount of $351,000, as of June 28, 2008.

8.     INVENTORIES

	June 28,	December 29,	June 30,
	2008	2007	2007
Raw materials	$4,568,000	$1,242,000	$—
Work in process	2,942,000	832,000	—
Finished goods	27,532,000	28,473,000	32,215,000
	$35,042,000	$30,547,000	$32,215,000

9.     EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	June 28,	December 29,	June 30,
	2008	2007	2007

Leasehold improvements	$54,925,000	$55,088,000	$53,926,000
Furniture, fixtures and equipment	52,213,000	49,772,000	47,120,000
	107,138,000	104,860,000	101,046,000
Less: accumulated depreciation and amortization	(60,374,000)	(55,562,000)	(51,502,000)
	$46,764,000	$49,298,000	$49,544,000

10.  GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill and its indefinite-lived intangible assets are reviewed annually for impairment or more frequently, if impairment indicators arise. The annual valuation is performed during the fourth quarter of each year. The carrying amounts of intangible assets as of June 28, 2008, December 29, 2007 and June 30, 2007 are as follows:

	June 28,	December 29,	June 30,
	2008	2007	2007
Indefinite-lived intangible assets:
Trademarks-Cache	$102,000	$102,000	$102,000
Trademarks-Mary L.	620,000	620,000	—
	722,000	722,000	102,000

Definite-lived intangible assets:
Customer relationships	300,000	300,000	—
Non-Compete agreements	300,000	300,000	—
Favorable market lease	160,000	160,000	—
	760,000	760,000	—
Less: accumulated amortization	(118,000)	(59,000)	—
	642,000	701,000	—
Total intangible assets, net	$1,364,000	$1,423,000	$102,000

11.  ACCRUED LIABILITIES

	June 28,	December 29,	June 30,
	2008	2007	2007
Operating expenses	$2,176,000	$3,954,000	$3,588,000
Taxes, including income taxes	1,722,000	2,364,000	1,269,000
Share repurchase liability	—	2,033,000	—
Group insurance	554,000	557,000	759,000
Sales return reserve	579,000	752,000	478,000
Leasehold additions	461,000	752,000	532,000
Gift cards, merchandise credit cards and other customer deposits and credits	3,357,000	3,840,000	2,494,000
Store exit costs	597,000	—	—
Deferred income	217,000	—	—
	$9,663,000	$14,252,000	$9,120,000

Leasehold additions generally represent a liability to general contractors for a final 10% payable for store construction or renovation contracts.

12.  BANK DEBT

During November 2005, the Company reached an agreement with its bank to amend the amount available under the Amended Revolving Credit Facility. Pursuant to the Amended Revolving Credit Facility, $17,500,000 is available until expiration at November 30, 2008. The amounts outstanding under the credit facility bear interest at a maximum per annum rate equal to the bank’s prime rate, currently 5.00% at June 28, 2008, less 0.25%. The agreement contains selected financial and other covenants. Effective upon the occurrence of an Event of Default under the Amended Revolving Credit Facility, the Company grants to the bank a security interest in the Company’s inventory and certain receivables. The Company has been in compliance with all financial loan covenants during the fiscal periods presented.

There have been no borrowings against the line of credit during fiscal 2007 and the first half of fiscal 2008. There were outstanding letters of credit of $569,000, $774,000 and $900,000, pursuant to the Amended Revolving Credit Facility, at June 28, 2008, December 29, 2007 and June 30, 2007, respectively.

13.  STORE EXIT COSTS

During the quarter ended March 29, 2008, the Company recorded a pre-tax charge of $2.3 million for asset write down and store closing costs for 14 underperforming stores.  For the 13-week periods ended June 28, 2008 the Company recorded payments for severance and lease termination costs.  The schedule below identifies the exit costs and the payments recognized during fiscal 2008.

	Liability Balance			Liability Balance
	Beginning of Year	Charges	Cash Payments	End of Period
Write down of equipment and leasehold improvements	$—	$2,071,000	$—	$—
Severance	—	198,000	32,000	166,000
Reversal of deferred rent liability	—	(626,000)	—	—
Lease termination costs	—	665,000	68,000	597,000
	$—	$2,308,000	$100,000	$763,000

The Company does not expect to incur significant additional exit costs upon the closing of these stores. The Company plans on closing these stores over the course of fiscal 2008.

14.  CONTINGENCIES

The Company is exposed to a number of asserted and unasserted potential claims.  Management does not believe that the resolution of these matters will result in a material loss.  We have not provided any third party financial guarantees as of and for the 26 and 13-week periods ended June 28, 2008 and June 30, 2007, respectively, and for the 52-week period ended December 29, 2007.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 26 and 13-week periods ended June 28, 2008 and June 30, 2007, respectively, expressed as a percentage of net sales.  Amounts include the combined results of our Cache and Cache Luxe stores.

	26-Weeks Ended		13-Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.8	53.5	53.8	52.2
Gross profit	44.2	46.5	46.2	47.8
Store operating expenses	34.4	36.7	33.5	36.1
General and administrative expenses	8.4	9.2	8.4	9.9
Store exit costs	1.6	0.0	0.0	0.0
Operating income (loss)	(0.2)	0.6	4.3	1.8
Interest expense	0.1	0.0	0.1	0.0
Interest income	0.3	1.1	0.3	1.1
Income before income taxes	0.0	1.7	4.5	2.9
Income tax provision	0.0	0.6	1.7	1.1
Net income	0.0%	1.1%	2.8%	1.8%

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	26-Weeks Ended		13-Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Total store count, at end of period	297	294	297	294
Net sales growth (decrease)	4.7%	(0.1)%	4.1%	(1.0)%
Comparable store sales growth	3%	1%	3%	1%
Average sales per transaction decrease	(1.7)%	(7.0)%	(0.5)%	(6.0)%
Average number of transactions growth	5.0%	8.6%	3.5%	6.7%
Net sales per average square foot	$234	$219	$122	$115
Total square footage, at end of period (in thousands)	601	598	601	598

Net sales

During the 26-week period ended June 28, 2008, net sales increased to $141.7 million from $135.4 million, an increase of $6.3 million, or 4.7%, over the same 26-week period last year.  This reflects $3.7 million of additional net sales, as a result of a 3% increase in comparable store sales, and $2.8 million of net sales from our newly acquired division — Mary L. Comparable store sales increased due to strong customer response to the sportswear assortment and the Company’s aggressive pricing strategy.  Due to the acquisition of the Mary L. division in the third quarter of fiscal 2007, no sales for Mary L. were recorded during the first half of fiscal 2007.  The increases in sales from our comparable stores and from our Mary L. division were offset by a decrease in non-comparable stores sales, which amounted to $167,000.  The increase in net sales in fiscal 2008 at Cache stores reflected a 5.0% increase in sales transactions, which was partially offset by a 1.7% decrease in average dollars per transactions, primarily due to the new pricing strategy.

During the 13-week period ended June 28, 2008, net sales increased to $74.0 million from $71.0 million, an increase of $3.0 million, or 4.1%, over the same 13-week period last year.  This reflects $1.9 million of additional net sales, as a result of a 3% increase in comparable stores sales, $910,000 of net sales from our newly acquired division — Mary L. and a $149,000 increase in net sales from non-comparable stores.  Comparable store sales increased due to strong customer response to the sportswear assortment and the Company’s aggressive pricing strategy.  Due to the acquisition of the Mary L. division in the third quarter of fiscal 2007, no sales for Mary L. were recorded during the 13-week period last year.  The increase in net sales in fiscal 2008 at Cache stores reflected a 3.5% increase in sales transactions, which was partially offset by a 0.5% decrease in average dollars per transaction, primarily due to our new pricing strategy.

Gross profit

During the 26-week period ended June 28, 2008, gross profit decreased to $62.6 million from $62.9 million, a decrease of $318,000, or 0.5%, as compared to the same 26-week period last year.  As a percentage of net sales, gross profit decreased to 44.2% from 46.5%, last year. This decrease was primarily due to the Company’s implementation of the new pricing strategy and increase in markdown sales, as compared to the same period last year, and by the inclusion of operational costs related to our newly acquired subsidiary –

Adrienne Victoria Designs or “AVD”. Costs related to AVD were not recorded in the same period last year, as it was acquired in the third quarter of fiscal 2007.  These costs were partially offset by savings from increased direct sourcing of merchandise through AVD and a decrease in buying and occupancy expense, as compared to the same period last year.

During the 13-week period ended June 28, 2008, gross profit increased to $34.2 million from $33.9 million, an increase of $257,000, or 0.8%, as compared to the same 13-week period last year.  As a percentage of net sales, gross profit decreased to 46.2% from 47.8%, last year.  The increase of $257,000 was partially due to an increase of 3% in comparable store sales, which was offset by the Company’s implementation of the new pricing strategy, inclusion of operational costs related to our newly acquired subsidiary – Adrienne Victoria Designs or “AVD” and an increase in our buying and occupancy costs, as compared to the same period last year. Costs related to AVD were not recorded in the same period last year, as it was acquired in the third quarter of fiscal 2007.  These costs were partially offset by savings from increased direct sourcing of merchandise through AVD.

Store operating expenses

During the 26-week period ended June 28, 2008, store operating expenses decreased to $48.7 million from $49.6 million, a decrease of $930,000, or 1.9%, as compared to the same 26-week period last year. As a percentage of net sales, store operating expenses decreased to 34.4% from 36.7%, for the 26-week period last year. Store operating expenses decreased, principally due to lower marketing expenses ($3.0 million), which were partially offset by an increase in depreciation and amortization expense ($671,000), payroll expense ($886,000) and several other expense categories.

During the 13-week period ended June 28, 2008, store operating expenses decreased to $24.8 million from $25.6 million, a decrease of $833,000, or 3.3%, as compared to the same 13-week period last year. As a percentage of net sales, store operating expenses decreased to 33.5% from 36.1%, for the 13-week period last year. Store operating expenses decreased, principally due to lower marketing expenses ($1.7 million), which were partially offset by an increase in depreciation and amortization expense ($188,000), payroll expense ($398,000) and several other expense categories.

General and administrative expenses

During the 26-week period ended June 28, 2008, general and administrative expenses decreased to $11.9 million from $12.5 million, a decrease of $622,000, or 5.0%, below the same 26-week period last year. As a percentage of net sales, general and administrative expenses decreased to 8.4% from 9.2%.  General and administrative expenses decreased, primarily due to lower professional fees ($1.8 million), which was due to lower audit fees during the current fiscal year and the inclusion of $1.0 million in nonrecurring legal settlement costs in the same period last year.  The decrease was offset by increases in shipping expense ($290,000), due to shipment of products for our newly acquired Mary L. division, sales commission ($332,000) paid to agent for the sale of products related to our Mary L. division, payroll ($138,000), principally due to the payout resulting from the recent change in management, outside services ($187,000), repair and maintenance ($176,000), amortization ($59,000), of intangibles acquired in connection with the acquisition of AVD, equipment leasing cost ($55,000) and several other expense categories.

During the 13-week period ended June 28, 2008, general and administrative expenses decreased to $6.2 million from $7.0 million, a decrease of $826,000, or 11.8%, below the same 13-week period last year. As a percentage of net sales, general and administrative expenses decreased to 8.4% from 9.9%.  General and administrative expenses decreased, primarily due to a reduction in professional fees ($1.6 million), which was principally due to $1.0 million in nonrecurring legal settlement cost in the same period last year.  These decreases were offset by increases in several other expense categories.

Store exit costs

During the 26-week period ended June 28, 2008, the Company recorded a pre-tax charge of $2.3 million ($1.5 million after tax or $0.11 per diluted share) for 14 underperforming stores, which will close over the course of fiscal 2008.  Included in the store exit costs is a write down of equipment and leasehold improvements and furniture and fixtures in the amount of $2.1 million, severance accrual of $198,000 and lease termination costs for $665,000.  These costs were offset by the reversal of $626,000 of deferred rent accruals.  Store exit costs were recorded during the 13-week period ended March 29, 2008 and no additional exit costs were recorded during 13-week period ended June 28, 2008.

Other income/expense

During the 26-week period ended June 28, 2008, other income (expense) decreased to $356,000 from $1.5 million, a decrease of $1.1 million, or 76.0%, as compared to the same 26-week period last year.  This decrease was due to a reduction in interest income of $997,000, caused by lower interest rates and lower average cash and marketable securities balances, coupled with charges related to interest expense for the note payable recorded in connection with the acquisition of AVD.

During the 13-week period ended June 28, 2008, other income (expense) decreased to $134,000 from $758,000, a decrease of $624,000, or 82.3%, as compared to the same 13-week period last year.  This decrease was due to a reduction in interest income of $561,000, caused by lower interest rates and lower average cash balances, coupled with charges related to interest expense for the note payable recorded in connection with the acquisition of AVD.

Income taxes

During the 26-week period ended June 28, 2008, income tax provision decreased to $31,000 from $857,000, a decrease of $826,000, or 96.4%, as compared to the same 26-week period last year.  During the 13-week period ended June 28, 2008, income taxes increased to $1.2 million from $765,000, an increase of $471,000 or 61.6%, as compared to the same 13-week period last year.  The estimated effective tax rate for fiscal 2008 is projected to be 37.0%, as compared to the fiscal 2007 estimate of 37.5%.

Net income

As a result of the factors discussed above, net income of $52,000 and $2.1 million was recorded during the 26 and 13-week periods ended June 28, 2008, respectively.  In fiscal 2007, net income of $1.4 million and $1.3 million was recorded during the 26 and 13-week periods ended June 30, 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores and to improve and enhance our information technology systems. During the 26-week period ended June 28, 2008, we used $1.7 million of cash flow from operations, as compared to $10.4 million generated for the same period in fiscal 2007. We expect to continue to meet our operating cash requirements primarily through cash flows from operating activities, existing cash and equivalents, and short-term investments.  In addition, we have available a $17.5 million revolving credit facility (the “credit facility”) with Bank of America Retail Finance, under which we have not had outstanding borrowings for several years.  At June 28, 2008, we had working capital of $47.9 million, cash and marketable securities of $27.4 million and $5.1 million in third party debt outstanding related to the purchase of Adrienne Victoria Designs (“AVD”).

The following table sets forth our cash flows for the period indicated:

	26 Weeks ended
	June 28,	June 30,
	2008	2007
Net cash provided by (used in) operating activities	$(1,658,000)	$10,407,000
Net cash provided by (used in) investing activities	10,539,000	(13,583,000)
Net cash provided by (used in) financing activities	(15,079,000)	279,000
Net decrease in cash and equivalents	$(6,198,000)	$(2,897,000)

During the 26-week period ended June 28, 2008, cash and equivalents decreased by $6.2 million, primarily due to repurchase of common stock ($14.7 million), amortization of deferred rent ($1.0 million), a seasonal increase in inventories ($4.5 million), an increase in prepaid expenses ($1.8 million) primarily due to estimated tax payments and a decrease in accrued expenses ($2.2 million), primarily due to payment for treasury share repurchases accrued in fiscal 2007.  Decreases in cash flows for the current period also resulted from capital expenditures for our new store expansion and remodeling program totaling $6.0 million.  This decrease was offset by operating cash flows from net maturities of marketable securities ($16.6 million), depreciation and amortization expense ($6.3 million) and write down of equipment and leasehold improvements, net of deferred rent ($1.4 million).

The Company plans to open approximately 16 new stores during fiscal 2008, eight of which we have opened in the first half of fiscal 2008.  We also renovated six existing stores in the first half of fiscal 2008.  We spent approximately $6.0 million through June 28, 2008 and expect to spend an additional $5 million to $6 million during the balance of fiscal 2008, for both new store and existing store construction and remodeling. We announced the closure of 14 underperforming stores throughout fiscal 2008, which is not inclusive of seven stores closed in the normal course of business.

As of June 28, 2008, the Company has repurchased during fiscal 2008, in the open market, a total of 1,471,968 shares at a cost of $14.7 million or $9.98 per share for a total repurchase of 3,167,000 shares, at a cost of $38.9 million or $12.28 per share.

There have been no borrowings against the line of credit during fiscal 2007 and the first half of fiscal 2008. There were outstanding letters of credit of $569,000, $774,000 and $900,000, pursuant to the Amended Revolving Credit Facility, at June 28, 2008, December 29, 2007 and June 30, 2007, respectively.

Inflation / Recession

The Company does not believe that our sales revenue or operating results have been materially impacted by inflation during the past two fiscal years. There can be no assurance, however, that our sales revenue or operating results will not be impacted by inflation in the future. Many believe the U.S. economy has entered into a recession. Prolonged periods of the recession on the U.S. economy or global economies may affect the sales volume and profitability levels of our company.

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

Inventories. The Company’s finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation, which results in a carrying value at the lower of cost or market. For our AVD division, which makes up approximately 23% of total inventory as of June 28, 2008, the raw materials, work in process and finished goods inventories are valued at the lower of cost or market value, using the first-in-first-out valuation method. The Company ensures that the raw materials, work in process and finished goods are properly valued by taking into account any obsolescence and recording a reserve in accordance with our established policy.

Reserve for sales allowance and doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The allowance is determined based on historical write-off experience and the current retailer environment. We regularly review the allowance for doubtful accounts. Balances over 90 days past due and over a specified amount are reviewed individually for collectability; other balances are considered on an aggregate basis considering the aging of balances.  Account balances are written off against the allowance when it is probable the receivable will not be recovered. There is no off-balance sheet credit exposure related to our customers. Management believes that the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts.  During the 26-week period ended June 28, 2008, we recorded a reserve of approximately $1.1 million and utilized $930,000, resulting in an aggregate reserve amount of $351,000 as of June 28, 2008. As of December 29, 2007, the company reported a reserve balance of $234,000.

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

•       store closings; or

•       underperforming business trends.

In the evaluation of the fair value and future benefits of finite long-lived assets, we perform an analysis by store of the anticipated undiscounted future net cash flows of the related finite long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. In fiscal 2006, the Company recorded an impairment charge of $101,000, related to one store, that the Company closed in early 2007.  No impairment charges, other than the store exit costs, were recorded during the 26-week period ended June 28, 2008. No impairment charges were recorded in the same period last year.

Goodwill and Intangible Assets. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) on December 30, 2001. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. During fiscal 2007, in connection with the acquisition of AVD, the Company recorded goodwill of $10.1 million and other intangible assets of $1.3 million. The Company performs annual impairment testing which considers the Company’s fair value to determine whether an impairment charge related to the carrying value of the Company’s recorded goodwill and other intangible assets is necessary. As a result of this testing, the Company concluded that there was no such impairment loss necessary during fiscal 2007. This is reevaluated annually during the fourth quarter, or more frequently if necessary, using similar testing.

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

Gift Cards, Gift Certificates and Credits. The Company sells gift cards and gift certificates (“Gift Cards”) and issues credits to its customers when merchandise is returned. These Gift Cards do not have expiration dates. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card being redeemed by the customer is remote (Gift Card breakage) since the Company has determined that it does not have a legal obligation to remit the value of unredeemed Gift Cards to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns and the remaining unredeemed percentage at the end of our historical data of 3.5 years.  Historical redemptions of gift cards ranged from 64% in the first quarter to 0.03% in the fourteenth quarter subsequent to the issue date, resulting in an average of approximately 95% redeemed or 5% unredeemed gift cards over the historical data of 3.5 years.  We have determined that redemption would be remote based on the fact that, by the fourteenth quarter since issue date, the redemption rate approximated 0%, indicating that the probability of such cards to be redeemed is remote.  As such, we have recorded breakage income based upon this 5%, which is continually reviewed on a quarterly basis for propriety. Breakage income represents the balance of Gift Cards, for which the Company believes the likelihood of redemption by the customer is remote. At that time, the Company will recognize breakage income for those Gift Cards. The Company recorded $159,000 and $164,000 of breakage income during the 26-week periods ended June 28, 2008 and June 30, 2007, respectively.

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

In connection with the acquisition of AVD, the Company also acquired the rights to the “Mary L.” trademark. Mary L. products are sold in upper tier department stores and as a result, Mary L. sales are included under net sales when the merchandise is shipped to the department stores. Mary L. sales are recorded net of any returns, chargebacks, discounts and allowances. We also maintain a reserve as a reduction to sales for potential returns, chargebacks, discounts and allowances. During the 26-week period ended June 28, 2008, we recorded a reserve of approximately $1.1 million and utilized $930,000, resulting in an aggregate reserve amount of $351,000 as of June 28, 2008.

During the second quarter of fiscal 2007, Cache introduced a co-branded customer credit card program. Under this program, the Company receives from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract.  During the 26-week period ended June 28, 2008, the Company received approximately $778,000 in connection with activated cards. The amount of fee income recorded in connection with activated credit cards was $163,000 in fiscal 2008 and insignificant in fiscal 2007.

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

The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded has been insignificant in the first half of fiscal 2008.

Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of June 28, 2008, the Company did not have any tax contingencies. The Company adopted the provisions of FIN 48, effective December 31, 2006. The impact of adoption did not have a material impact on the consolidated financial statements.

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

Our exposure to market risk for changes in interest rates relates to cash, cash equivalents and marketable securities. As of June 28, 2008, our cash, equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate and U.S. treasury instruments, as well as municipal bonds, which bear interest at a fixed rate. Due to the average maturity and the conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 7, 2008
CACHE, INC.

BY:	/s/ Thomas E. Reinckens
Thomas E. Reinckens
Chairman and Chief
Executive Officer
(Principal Executive
Officer)

BY:	/s/ Margaret Feeney
Margaret Feeney
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)