Form 10-Q
period 2008-09-27
CACHE INC
filed 2008-11-06
CIK 350199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

As of October 31 2008, 13,243,036 common shares were outstanding.

CACHE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27,	December 29,	September 29,
	2008	2007	2007
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$2,023,000	$7,243,000	$8,975,000
Marketable securities	23,570,000	42,887,000	40,245,000
Receivables, net	4,848,000	4,788,000	4,571,000
Inventories, net	33,802,000	30,547,000	36,329,000
Prepaid expenses and other current assets	5,611,000	2,465,000	5,439,000
Total current assets	69,854,000	87,930,000	95,559,000

Equipment and leasehold improvements, net	46,393,000	49,298,000	49,768,000
Goodwill	10,089,000	10,089,000	9,972,000
Intangible assets, net	1,334,000	1,423,000	1,482,000
Other assets	389,000	385,000	383,000

Total assets	$128,059,000	$149,125,000	$157,164,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,931,000	$10,510,000	$12,623,000
Note payable	1,248,000	1,586,000	1,695,000
Accrued compensation	2,682,000	1,910,000	2,589,000
Accrued liabilities	10,366,000	14,252,000	10,489,000
Total current liabilities	23,227,000	28,258,000	27,396,000

Note payable	3,450,000	4,348,000	4,640,000
Other liabilities	16,335,000	16,172,000	15,983,000
Deferred income taxes, net	133,000	83,000	198,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock, par value $.01; authorized, 20,000,000 shares; issued 16,410,036, 16,319,358 and 16,309,358	164,000	163,000	163,000

Additional paid-in capital	47,075,000	46,136,000	45,800,000
Retained earnings	76,581,000	78,175,000	73,243,000
Treasury stock, 3,167,000, 1,695,032 and 637,029 shares, at cost	(38,906,000)	(24,210,000)	(10,259,000)
Total stockholders’ equity	84,914,000	100,264,000	108,947,000

Total liabilities and stockholders’ equity	$128,059,000	$149,125,000	$157,164,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTY-NINE WEEKS ENDED

(Unaudited)

	September 27,	September 29,
	2008	2007

Net sales	$199,820,000	$195,953,000

Cost of sales, including buying and occupancy	111,599,000	105,361,000

Gross profit	88,221,000	90,592,000

Expenses
Store operating expenses	71,741,000	72,703,000
General and administrative expenses	16,676,000	17,399,000
Store exit costs	2,757,000	(78,000)
Total expenses	91,174,000	90,024,000

Operating income (loss)	(2,953,000)	568,000

Other income (expense):
Interest expense	(189,000)	(78,000)
Interest income	612,000	2,007,000
Total other income, net	423,000	1,929,000

Income (loss) before income taxes	(2,530,000)	2,497,000

Income tax provision (benefit)	(936,000)	908,000

Net income (loss)	$(1,594,000)	$1,589,000

Basic earnings (loss) per share	$(0.12)	$0.10

Diluted earnings (loss) per share	$(0.12)	$0.10

Basic weighted average shares outstanding	13,372,000	16,189,000

Diluted weighted average shares outstanding	13,372,000	16,454,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

	September 27,	September 29,
	2008	2007

Net sales	$58,139,000	$60,572,000

Cost of sales, including buying and occupancy	32,525,000	32,905,000

Gross profit	25,614,000	27,667,000

Expenses
Store operating expenses	23,040,000	23,072,000
General and administrative expenses	4,805,000	4,906,000
Store exit costs	449,000	(78,000)
Total expenses	28,294,000	27,900,000

Operating loss	(2,680,000)	(233,000)

Other income (expense):
Interest expense	(58,000)	(78,000)
Interest income	125,000	523,000
Total other income, net	67,000	445,000

Income (loss) before income taxes	(2,613,000)	212,000

Income tax provision (benefit)	(967,000)	51,000

Net income (loss)	$(1,646,000)	$161,000

Basic earnings (loss) per share	$(0.12)	$0.01

Diluted earnings (loss) per share	$(0.12)	$0.01

Basic weighted average shares outstanding	13,229,000	15,988,000

Diluted weighted average shares outstanding	13,229,000	16,187,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED

(Unaudited)

	September 27,	September 29,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(1,594,000)	$1,589,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,406,000	8,719,000
Write down of equipment and leasehold improvements, net of deferred rent	1,570,000	—
Provision for sales allowance and doubtful accounts, net	(8,000)	—
Stock-based compensation	224,000	718,000
Non-cash interest expense on note payable	58,000	78,000
Deferred income taxes	50,000	(1,870,000)
Gift card breakage	(222,000)	(222,000)
Amortization of deferred rent	(1,713,000)	(1,160,000)
Excess tax benefit from stock-based compensation	(155,000)	—
Non-cash Lillie Rubin exit costs	—	(78,000)
Other	—	(18,000)

Change in assets and liabilities:
Decrease (increase) in receivables	(52,000)	223,000
Increase in inventories	(3,255,000)	(487,000)
Decrease (increase) in prepaid expenses and other current assets	(2,995,000)	1,778,000
Increase (decrease) in accounts payable	(1,579,000)	419,000
Increase (decrease) in accrued liabilities, accrued compensation and other liabilities	(78,000)	2,872,000

Net cash provided by (used in) operating activities	(343,000)	12,561,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities	(29,482,000)	(69,257,000)
Maturities of marketable securities	48,799,000	71,106,000
Purchase of assets from Adrienne Victoria Designs	—	(5,701,000)
Purchase of equipment and leasehold improvements	(8,920,000)	(9,274,000)

Net cash provided by (used in) investing activities	10,397,000	(13,126,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of common stock	561,000	436,000
Excess tax benefit from stock-based compensation	155,000	—
Repayment of note payable	(1,294,000)	—
Repurchase of common stock	(14,696,000)	(10,259,000)

Net cash used in financing activities	(15,274,000)	(9,823,000)

Net decrease in cash and equivalents	(5,220,000)	(10,388,000)
Cash and equivalents, at beginning of period	7,243,000	19,363,000
Cash and equivalents, at end of period	$2,023,000	$8,975,000

Supplemental disclosure of cash flow information:

Interest paid	$205,000	$—
Income taxes paid	$1,901,000	$1,880,000
Issuance of note payable in connection with acquisition of assets of Adrienne Victoria Designs	$—	$6,257,000
Accrued equipment and leasehold improvements	$564,000	$696,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” or “our” means Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. We currently operate two chains of women’s apparel specialty stores, of which 286 stores are operated under the trade name “Cache” and nine stores are operated under the trade name “Cache Luxe”.

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

2.              STOCK BASED COMPENSATION

The Company records compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, as interpreted by SEC Staff Accounting Bulletin No. 107. During the 39 and 13-week periods ended September 27, 2008, the Company recognized approximately $224,000 and $75,000, respectively, in stock based compensation expense and for the same periods ended September 29, 2007, the Company recognized $718,000 and $117,000, respectively. The grant date fair value is calculated using the Black-Scholes option valuation model. There were 15,000 options granted during the 39-week period ended September 27, 2008 and 155,000 options granted during the 39-week period ended September 29, 2007. No options were granted during the 13-week period ended September 27, 2008 and 100,000 options were granted during the 13-week period ended September 29, 2007. The Company recognized $155,000 in excess tax benefits from the exercise of stock options for the 39-week period ended September 27, 2008 and no excess tax benefits were recognized from the exercise of stock options for the 39-week period ended September 29, 2007.

The weighted-average fair value of options granted during the 39-week period ended September 27, 2008 was $3.14. The grant date fair value is calculated using the Black-Scholes option valuation model. The following assumptions were used during fiscal 2008:

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

3.              BASIC AND DILUTED EARNINGS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share has been computed based upon the weighted average of common shares outstanding. Diluted earnings per share gives effect to outstanding stock options. Earnings per common share has been computed as follows:

	39-Weeks Ended		13-Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net income (loss)	$(1,594,000)	$1,589,000	$(1,646,000)	$161,000
Basic weighted number of average shares outstanding	13,372,000	16,189,000	13,229,000	15,988,000
Incremental shares from assumed issuances of stock options	—	265,000	—	199,000

Diluted weighted average number of shares outstanding	13,372,000	16,454,000	13,229,000	16,187,000

Net income (loss) per share - Basic	$(0.12)	$0.10	$(0.12)	$0.01
- Diluted	$(0.12)	$0.10	$(0.12)	$0.01

Options to purchase 732,675 common shares were excluded from the computation of diluted earnings per share for the 39 and 13-week period ended September 27, 2008, because of the net loss incurred by the Company.

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

During December 2007, the FASB issued SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the standard, but do not expect it to have a material impact on our consolidated financial statements upon adoption.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company’s adoption of SFAS 163 will not have a material effect on the Consolidated Financial Statements.

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

As of September 27, 2008, the Company’s marketable securities primarily consist of short-term United States Treasury bills and tax-exempt municipal bonds. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company’s held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

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

The fair value of our marketable securities, which was determined based upon Level 1 inputs, totaled $23.6 million, $42.9 million and $40.2 million as of September 27, 2008, December 29, 2007 and September 29, 2007, respectively. For the fiscal periods ended September 27, 2008, December 29, 2007 and September 29, 2007, the aggregate amount of marketable securities (maturing greater than 90 days and less than one year) totaled approximately $23.6 million, $42.9 million and $40.2 million, respectively. The Company noted small variances between the book value and fair value due to the remaining unamortized premiums. As a result, no impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments. Interest income is recognized when earned.

7.              RECEIVABLES

	September 27,	December 29,	September 29,
	2008	2007	2007
Construction allowances	$607,000	$683,000	$568,000
Third party credit card	2,727,000	2,522,000	2,999,000
Accounts receivables, net	369,000	596,000	622,000
Other	1,145,000	987,000	382,000
	$4,848,000	$4,788,000	$4,571,000

Accounts receivable, net includes sales for the Company’s Mary L. division, which are recorded net of any returns, chargebacks, discounts and allowances. The Company recorded approximately $1.3 million and utilized $1.3 million of provisions for sales allowances and doubtful accounts during the 39-week period ended September 27, 2008, which resulted in an aggregate reserve amount of $226,000, as of September 27, 2008.

8.              INVENTORIES

	September 27,	December 29,	September 29,
	2008	2007	2007
Raw materials	$2,896,000	$1,242,000	$1,923,000
Work in process	2,591,000	832,000	1,231,000
Finished goods	28,315,000	28,473,000	33,175,000
	$33,802,000	$30,547,000	$36,329,000

9.              EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	September 27,	December 29,	September 29,
	2008	2007	2007

Leasehold improvements	$55,315,000	$55,088,000	$55,112,000
Furniture, fixtures and equipment	53,252,000	49,772,000	48,805,000
	108,567,000	104,860,000	103,917,000
Less: accumulated depreciation and amortization	(62,174,000)	(55,562,000)	(54,149,000)
	$46,393,000	$49,298,000	$49,768,000

10.       GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill and its indefinite-lived intangible assets are reviewed annually for impairment or more frequently, if impairment indicators arise. The annual valuation is performed during the fourth quarter of each year. The carrying amounts of intangible assets as of September 27, 2008, December 29, 2007 and September 29, 2007 are as follows:

	September 27,	December 29,	September 29,
	2008	2007	2007
Indefinite-lived intangible assets:
Trademarks-Cache	$102,000	$102,000	$102,000
Trademarks-Mary L	620,000	620,000	620,000
	722,000	722,000	722,000

Definite-lived intangible assets:
Customer relationships	300,000	300,000	300,000
Non-Compete agreements	300,000	300,000	300,000
Favorable market lease	160,000	160,000	160,000
	760,000	760,000	760,000
Less: accumulated amortization	(148,000)	(59,000)	—
	612,000	701,000	760,000

Total intangible assets, net	$1,334,000	$1,423,000	$1,482,000

11.       ACCRUED LIABILITIES

	September 27,	December 29,	September 29,
	2008	2007	2007
Operating expenses	$2,243,000	$3,954,000	$4,076,000
Taxes, including income taxes	1,905,000	2,364,000	1,974,000
Share repurchase liability	—	2,033,000	—
Group insurance	625,000	557,000	683,000
Sales return reserve	597,000	752,000	659,000
Leasehold additions	564,000	752,000	696,000
Gift cards, merchandise credit cards and other customer deposits and credits	3,532,000	3,840,000	2,401,000
Store exit costs	622,000	—	—
Deferred income	278,000	—	—
	$10,366,000	$14,252,000	$10,489,000

Leasehold additions generally represent a liability to general contractors for a final 10% payable for store construction or renovation contracts.

12.       BANK DEBT

During November 2005, the Company reached an agreement with its bank to amend the amount available under the Amended Revolving Credit Facility. Pursuant to the Amended Revolving Credit Facility, $17,500,000 is available until expiration at November 30, 2008. The amounts outstanding under the credit facility bear interest at a maximum per annum rate equal to the bank’s prime rate, currently 5.0% at September 27, 2008, less 0.25%. The agreement contains selected financial and other covenants. Effective upon the occurrence of an Event of Default under the Amended Revolving Credit Facility, the Company grants to the bank a security interest in the Company’s inventory and certain receivables. The Company has been in compliance with all financial loan covenants during the fiscal periods presented.  The Company is currently negotiating the terms for a new line of credit.

There have been no borrowings against the line of credit during fiscal 2007 and fiscal 2008. There were outstanding letters of credit of $550,000, $774,000 and $608,000, pursuant to the Amended Revolving Credit Facility, at September 27, 2008, December 29, 2007 and September 29, 2007, respectively.

13.  STORE EXIT COSTS

During the quarter ended March 29, 2008, the Company recorded a pre-tax charge of $2.3 million for asset write down and store closing costs for 14 underperforming stores.  For the 13-week period ended September 27, 2008, the Company added two additional stores to the original 14 underperforming stores and, as such, recorded an additional pre-tax charge of $449,000, net of deferred rent, for asset write down and store closing costs.  For the 13-week period ended September 27, 2008, the Company also recorded payments for severance and lease termination costs.  The schedule below identifies the exit costs and the payments recognized during fiscal 2008.

	Liability Balance			Liability Balance
	Beginning of Year	Charges	Cash Payments	End of Period
Write down of equipment and leasehold improvements	$—	$2,319,000	$—	$—
Severance	—	198,000	104,000	94,000
Reversal of deferred rent liability	—	(750,000)	—	—
Lease termination costs	—	990,000	368,000	622,000
	$—	$2,757,000	$472,000	$716,000

The Company does not expect to incur significant additional exit costs upon the closing of these stores.  The Company has closed five underperforming stores as of September 27, 2008 and expect to close the remaining stores over the balance of fiscal 2008 and early 2009.

14.  CONTINGENCIES

The Company is exposed to a number of asserted and unasserted potential claims.  Management does not believe that the resolution of these matters will result in a material loss.  We have not provided any third party financial guarantees as of and for the 39 and 13-week periods ended September 27, 2008 and September 29, 2007, respectively, and for the 52-week period ended December 29, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained in this Form 10-Q, the matters addressed herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements represent the Company’s expectation or belief concerning future events.  Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “estimates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.  The Company cautions that forward-looking statements are subject to risks, uncertainties, assumptions and other important factors that could cause actual results to differ materially, or otherwise, from those expressed or implied in the forward-looking statements, including, without limitation, the effect of economic and market conditions and competition, the ability to open new stores and expand into new markets, the risks relating to foreign importing operations and the other risks detailed from time to time in the Company’s most recent Form 10-K, Forms 10-Q and other reports filed with the Securities and Exchange Commission.  Other unknown or unpredictable factors also could harm the Company’s business, financial condition and results.  Consequently, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable securities laws.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 39 and 13-week periods ended September 27, 2008 and September 29, 2007, respectively, expressed as a percentage of net sales.  Amounts include the combined results of our Cache and Cache Luxe stores.

	39-Weeks Ended		13-Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.9	53.8	55.9	54.3
Gross profit	44.1	46.2	44.1	45.7
Store operating expenses	35.9	37.1	39.6	38.1
General and administrative expenses	8.3	8.9	8.3	8.1
Store exit costs	1.4	(0.0)	0.8	(0.1)
Operating income (loss)	(1.5)	0.2	(4.6)	(0.4)
Interest expense	(0.1)	0.0	(0.1)	(0.1)
Interest income	0.3	1.0	0.2	0.9
Income (loss) before income taxes	(1.3)	1.2	(4.5)	0.4
Income tax provision (benefit)	(0.5)	0.5	(1.7)	0.1
Net income (loss)	(0.8)%	0.7%	(2.8)%	0.3%

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	39-Weeks Ended		13-Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Total store count, at end of period	295	296	295	296
Net sales growth (decrease)	2.0%	0.3%	(4.0)%	1.1%
Comparable store sales growth	1%	2%	(4)%	4%
Average sales per transaction decrease	(1.5)%	(7.8)%	(1.2)%	(6.7)%
Average number of transactions growth (decrease)	2.5%	10.6%	(2.8)%	11.0%
Net sales per average square foot	$319	$319	$93	$98
Total square footage, at end of period (in thousands)	596	604	596	604

Net sales

During the 39-week period ended September 27, 2008, net sales increased to $199.8 million from $195.9 million, an increase of $3.9 million, or 2.0%, over the same 39-week period last year.  This reflects $1.8 million of additional net sales, as a result of a 1% increase in comparable store sales, an increase of $2.3 million of net sales from our Mary L. division, and a decrease of $198,000 from our non-comparable store sales. During the first half of fiscal 2008, comparable store sales increased due to strong customer response to the sportswear assortment and the Company’s aggressive pricing strategy.  This increase was partially offset by a decrease in comparable store sales during the 13-week period ended September 27, 2008, as discussed below.  The increase in net sales in fiscal 2008 at Cache stores reflected a 2.5% increase in sales transactions, which was partially offset by a 1.5% decrease in average dollars per transactions, primarily due to the new pricing strategy.

During the 13-week period ended September 27, 2008, net sales decreased to $58.1 million from $60.6 million, a decrease of $2.5 million, or 4.0%, below the same 13-week period last year.  This reflects a $2.2 million decrease in net sales, as a result of a 4% decrease in comparable stores sales and a $473,000 decrease in net sales from our Mary L. division.  These decreases were partially offset by a $263,000 increase in net sales from our non-comparable stores.  Comparable store sales decreased due to the challenging economy, which heightened in severity in September causing a dramatic reduction in mall traffic.    The decrease in net sales in fiscal 2008 at Cache stores reflected a 2.8% decrease in sales transactions and a 1.2% decrease in average dollars per transaction, primarily due to our new pricing strategy.

Gross profit

During the 39-week period ended September 27, 2008, gross profit decreased to $88.2 million from $90.6 million, a decrease of $2.4 million, or 2.6%, as compared to the same 39-week period last year.  As a percentage of net sales, gross profit decreased to 44.1% from 46.2%, last year. This decrease was primarily due to the Company’s implementation of the new pricing strategy, as compared to the same period last year, and an increase in operational costs related to our subsidiary – Adrienne Victoria Designs or “AVD”.  These costs were partially offset by savings from increased direct sourcing of merchandise through AVD and a decrease in buying expense, as compared to the same period last year.

During the 13-week period ended September 27, 2008, gross profit decreased to $25.6 million from $27.7 million, a decrease of $2.1 million, or 7.4%, as compared to the same 13-week period last year.  As a percentage of net sales, gross profit decreased to 44.1% from 45.7%, last year.  The decrease of 160 basis points was due to the Company’s implementation of the new pricing strategy, as compared to the same period last year, and partially due to an increase in operational costs related to AVD.  These costs were partially offset by savings from increased direct sourcing of merchandise through AVD and a decrease in buying and occupancy expense, as compared to the same period last year.  The decrease in gross profit of $2.1 million was a result of the decrease in sales due to the challenging economy, which heightened in severity in September, causing a dramatic reduction in mall traffic.

Store operating expenses

During the 39-week period ended September 27, 2008, store operating expenses decreased to $71.7 million from $72.7 million, a decrease of $962,000, or 1.3%, as compared to the same 39-week period last year. As a percentage of net sales, store operating expenses decreased to 35.9% from 37.1%, for the 39-week period last year.  Store operating expenses decreased principally due to lower marketing expenses ($3.1 million), which was primarily caused by the Company eliminating all branding (TVand print) efforts in fiscal 2008, along with a reduction in direct mail advertisements mailed to customers.  The decrease in marketing expense was partially offset by an increase in depreciation and amortization expense ($674,000), due to full nine months depreciation on assets purchased towards the latter part of fiscal 2007, assets purchased to enhance our customer service department and installation of second registers at a majority of our stores, self insured medical expense ($611,000), due to an increase in claim payments to the insurance company, payroll expense ($573,000), primarily due to annual increases and other miscellaneous expense categories.

During the 13-week period ended September 27, 2008, store operating expenses decreased to $23.0 million from $23.1 million, a decrease of $32,000, or 0.1%, as compared to the same 13-week period last year. As a percentage of net sales, store operating expenses increased to 39.6% from 38.1%, for the 13-week period last year. Store operating expenses decreased, principally due to lower marketing expenses ($126,000) and lower payroll expense ($405,000), primarily due to a reduction in hours offered to employees paid on an hourly basis and reductions in other miscellaneous expense categories, partially offset by an increase in self insured medical expense ($619,000), due to an increase in claim payments to the insurance company.

General and administrative expenses

During the 39-week period ended September 27, 2008, general and administrative expenses decreased to $16.7 million from $17.4 million, a decrease of $723,000, or 4.2%, below the same 39-week period last year. As a percentage of net sales, general and administrative expenses decreased to 8.3% from 8.9%.  General and administrative expenses decreased, primarily due to lower professional fees ($2.0 million), which was due to lower audit fees during the current fiscal year and the inclusion of nonrecurring legal settlement costs ($1.0 million) in the same period last year.  The decrease was partially offset by increases in shipping expense ($343,000), due to shipment of products for our Mary L. division, sales commissions ($313,000), paid to an agent for the sale of products related to our Mary L. division, outside services ($282,000), repair and maintenance ($210,000), amortization ($89,000) of intangibles acquired in connection with the acquisition of AVD and several other miscellaneous expense categories.

During the 13-week period ended September 27, 2008, general and administrative expenses decreased to $4.8 million from $4.9 million, a decrease of $101,000, or 2.1%, below the same 13-week period last year. As a percentage of net sales, general and administrative expenses increased to 8.3% from 8.1%.  General and administrative expenses decreased, primarily due to a reduction in professional fees ($107,000).

Store exit costs

During the 39-week period ended September 27, 2008, the Company recorded a pre-tax charge of $2.8 million ($1.7 million after tax or $0.13 per diluted share) for 16 underperforming stores.  Of the 16 underperforming stores, the Company has closed five during fiscal 2008 and expects to close the remaining stores over the balance of fiscal 2008 and early 2009.  Included in the store exit costs is a write down of equipment and leasehold improvements and furniture and fixtures in the amount of $2.3 million, severance accrual of $198,000 and lease termination costs of $990,000.  These costs were offset by the reversal of $750,000 of deferred rent accruals.  Store exit costs of $449,000 were recorded during the 13-week period ended September 27, 2008, for additional store closure costs.

Other income/expense

During the 39-week period ended September 27, 2008, other income (expense) decreased to $423,000 from $1.9 million, a decrease of $1.5 million, or 78.1%, as compared to the same 39-week period last year.  This decrease was due to a reduction in interest income of $1.4 million, caused by lower interest rates and lower average cash and marketable securities balances, coupled with charges related to interest expense for the note payable recorded in connection with the acquisition of AVD.  The reduction in average cash balances was primarily due to the repurchases of the Company’s common stock.  During the 13-week period ended September 27, 2008, other income (expense) decreased to $67,000 from $445,000, a decrease of $378,000, or 85.0%, as compared to the same 13-week period last year.  This decrease was due to a reduction in interest income of $398,000, caused by lower interest rates and lower average cash balances, coupled with charges related to interest expense for the note payable recorded in connection with the acquisition of AVD.

Income taxes

During the 39-week period ended September 27, 2008, an income tax benefit of $936,000 was recorded as compared to a tax provision of $908,000 recorded in the same 39-week period last year.  During the 13-week period ended September 27, 2008, income tax benefit of $967,000 was recorded as compared to a tax provision of $51,000 in the same 13-week period last year.  The estimated effective tax rate for fiscal 2008 is projected to be 37.0%, as compared to the fiscal 2007 estimate of 37.5%.

Net income (loss)

As a result of the factors discussed above, net loss of $1.6 million was recorded during the 39 and 13-week periods ended September 27, 2008, each. In fiscal 2007, net income of $1.6 million and $161,000 was recorded during the 39 and 13-week periods ended September 27, 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores and to improve and enhance our information technology systems. During the 39-week period ended

September 27, 2008, we used $343,000 of cash flow from operations, as compared to $12.6 million generated for the same period in fiscal 2007. We expect to continue to meet our operating cash requirements primarily through cash flows from operating activities, existing cash and equivalents, and short-term investments.  In addition, we have available a $17.5 million revolving credit facility (the “credit facility”) with Bank of America Retail Finance, under which we have not had outstanding borrowings for several years.  The revolving credit facility of $17.5 million is available until expiration at November 30, 2008.  The Company is currently negotiating the terms for a new line of credit.  The Company expects the new terms to be similar to the existing line of credit.  At September 27, 2008, we had working capital of $46.6 million, cash and marketable securities of $25.6 million and $4.7 million in third party debt outstanding related to the purchase of AVD.

The following table sets forth our cash flows for the periods indicated:

	39-Weeks Ended
	September 27,	September 29,
	2008	2007
Net cash provided by (used in) operating activities	$(343,000)	$12,561,000
Net cash provided by (used in) investing activities	10,397,000	(13,126,000)
Net cash used in financing activities	(15,274,000)	(9,823,000)
Net decrease in cash and equivalents	$(5,220,000)	$(10,388,000)

During the 39-week period ended September 27, 2008, cash and equivalents decreased by $5.2 million, primarily due to repurchases of common stock under a previously announced stock buyback ($14.7 million), amortization of deferred rent ($1.7 million), a seasonal increase in inventories ($3.3 million), an increase in prepaid expenses ($3.0 million) primarily due to estimated tax payments, a decrease in accounts payable ($1.6 million), repayment of a note payable ($1.3 million) and a net loss of $1.6 million.  Decreases in cash flows for the current period also resulted from capital expenditures for our new store expansion and remodeling program totaling $8.9 million.  This decrease was partially offset by operating cash flows from net maturities of marketable securities ($19.3 million), depreciation and amortization expense ($9.4 million) and write down of equipment and leasehold improvements, net of deferred rent ($1.6 million).

The Company plans to open approximately 13 new stores during fiscal 2008, 11 of which have been opened as of September 27, 2008.  We also renovated 10 existing stores as of September 27, 2008.  We spent approximately $8.9 million through September 27, 2008 and expect to spend an additional $1 million to $2 million during the balance of fiscal 2008, for both new store and existing store construction and remodeling. We announced the closure of 16 underperforming stores throughout fiscal 2008, which is not inclusive of nine stores closed in the normal course of business.  Of the 16 underperforming stores, we have closed five stores as of September 27, 2008 and we expect to close the remaining stores over the balance of fiscal 2008 and early 2009.

As of September 27, 2008, the Company has repurchased during fiscal 2008, in the open market, a total of 1,471,968 shares at a cost of $14.7 million or $9.98 per share for a total repurchase, since inception of the buyback program in 2007, of 3,167,000 shares, at a cost of $38.9 million or $12.28 per share.

There have been no borrowings against the line of credit during fiscal 2007 and fiscal 2008. There were outstanding letters of credit of $550,000, $774,000 and $608,000 pursuant to the Amended Revolving Credit Facility, at September 27, 2008, December 29, 2007 and September 29, 2007, respectively.  The Company is currently negotiating the terms for a new line of credit.

Inflation / Recession

The Company does not believe that its sales revenue or operating results have been materially impacted by inflation during the past two fiscal years. There can be no assurance, however, that our sales revenue or operating results will not be impacted by inflation in the future.

Many believe the U.S. economy has entered into a recession.  Recent economic events have affected, and continued economic weakness in the United States is likely to continue to affect, the sales volume and profitability levels of our company.  Furthermore, a further reduction in the availability of consumer credit, especially of credit cards, is likely to adversely affect customer demand for our products, which could result in a decrease in our net sales, which could adversely effect our business, financial condition and results of operations.

Many of our suppliers rely on working capital financing to finance their operations.  As a result of current economic conditions, lenders have over the last several months generally tightened credit standards and terms.  To the extent that any of our suppliers are unable to obtain adequate credit or their borrowing costs increase, we may experience delays in obtaining products, the suppliers may increase their wholesale prices to us or they may modify payment terms in a manner that is unfavorable to us.  Any of the foregoing could adversely effect our net sales or gross margins, which could adversely effect our business, financial condition and results of operations.

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

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements in our fiscal 2007 Form 10-K.  As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.   Actual results will differ from these under different assumptions or conditions.

The Company’s management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of the Consolidated Financial Statements.

Inventories. The Company’s finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation that results in a carrying value at the lower of cost or market. For our AVD division, which makes up approximately 18% of total inventory as of September 27, 2008, the raw materials, work in process and finished goods inventories are valued at the lower of cost or market value, using the first-in-first-out valuation method. The Company ensures that the raw materials, work in process and finished goods are properly valued by taking into account any obsolescence and recording a reserve in accordance with our established policy.

Reserve for sales allowance and doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The allowance is determined based on historical write-off experience and the current retailer environment. We regularly review the allowance for doubtful accounts. Balances over 90 days past due and over a specified amount are reviewed individually for collectability; other balances are considered on an aggregate basis considering the aging of balances.  Account balances are written off against the allowance when it is probable the receivable will not be recovered. There is no off-balance sheet credit exposure related to our customers. Management believes that the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts.  During the 39-week period ended September 27, 2008, we recorded a reserve of approximately $1.3 million and utilized $1.3 million, resulting in an aggregate reserve amount of $226,000 as of September 27, 2008. As of December 29, 2007, the company reported a reserve balance of $234,000.

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

•       store closings; or

•       underperforming business trends.

In the evaluation of the fair value and future benefits of finite long-lived assets, we perform an analysis by store of the anticipated undiscounted future net cash flows of the related finite long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. In fiscal 2006, the Company recorded an impairment charge of $101,000 related to one store that the Company closed in early 2007.  No impairment charges, other than the store exit costs, were recorded during the 39-week period ended September 27, 2008. No impairment charges were recorded in the same period last year.

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

Gift Cards, Gift Certificates and Credits. The Company sells gift cards and gift certificates (collectively, “Gift Cards”) and issues credits to its customers when merchandise is returned. These Gift Cards do not have expiration dates. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card being redeemed by the customer is remote (Gift Card breakage) since the Company has determined that it does not have a legal obligation to remit the value of unredeemed Gift Cards to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns and the remaining unredeemed percentage at the end of our historical data of 3.5 years.  Historical redemptions of gift cards ranged from 64% in the first quarter to 0.03% in the fourteenth quarter subsequent to the issue date, resulting in an average of approximately 95% redeemed or 5% unredeemed gift cards over the historical data of 3.5 years.  We have determined that redemption would be remote based on the fact that, by the fourteenth quarter since issue date, the redemption rate approximated 0%, indicating that the probability of such cards to be redeemed is remote.  As such, we have recorded breakage income based upon this 5%, which is continually reviewed on a quarterly basis for propriety. Breakage income represents the balance of Gift Cards, for which the Company believes the likelihood of redemption by the customer is remote. At that time, the Company will recognize breakage income for those Gift Cards. The Company recorded $222,000 and $222,000 of breakage income during the 39-week periods ended September 27, 2008 and September 29, 2007, respectively.

Revenue Recognition.  Sales are recognized at the “point of sale,” which occurs when merchandise is sold in an “over-the-counter” transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges or credits to earnings resulting from revisions to estimates on our sales return provision for fiscal 2007 and 2008 have not been material. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred for shipping and handling are included in cost of sales. The Company records revenues net of applicable sales tax.

In connection with the acquisition of AVD, the Company also acquired the rights to the “Mary L.” trademark. Mary L. products are sold in upper tier department stores and, as a result, Mary L. sales are included under net sales when the merchandise is shipped to the department stores. Mary L. sales are recorded net of any returns, chargebacks, discounts and allowances. We also maintain a reserve as a reduction to sales for potential returns, chargebacks, discounts and allowances. During the 39-week period ended September 27, 2008, we recorded a reserve of approximately $1.3 million and utilized $1.3 million, resulting in an aggregate reserve amount of $226,000 as of September 27, 2008.

During the second quarter of fiscal 2007, Cache introduced a co-branded customer credit card program. Under this program, the Company receives from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract.  During the 39-week period ended September 27, 2008, the Company received approximately $1.1 million in connection with activated cards. The amount of fee income recorded in connection with activated credit cards was $288,000 through September 27, 2008 and insignificant in fiscal 2007.

The Company also offers its credit card holders a program whereby points can be earned on net purchases made with the co-branded credit card. Five reward points are awarded for each dollar spent at Cache and one reward point is awarded for each dollar spent at non-Cache businesses.  A cardholder whose credit card account is not delinquent, in default or closed will be automatically eligible to receive a $25 Cache gift card upon accrual of 2,500 reward points. The issuing bank bears the cost of the reward program and is responsible for the administration and management of the program.

The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded has been insignificant through September 27, 2008.

Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of September 27, 2008, the Company did not have any tax contingencies. The Company adopted the provisions of FIN 48, effective December 31, 2006. The impact of adoption did not have a material impact on the consolidated financial statements.

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

Our exposure to market risk for changes in interest rates relates to cash, cash equivalents and marketable securities. As of September 27, 2008, our cash, equivalents and marketable securities consisted primarily of funds invested in money market accounts, which bear interest at a variable rate and U.S. treasury instruments, as well as municipal bonds, which bear interest at a fixed rate. Due to the average maturity and the conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. As the interest rates on a material portion of our cash, cash equivalents and marketable securities are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Cache, Inc. held its annual meeting of shareholders at its headquarters in New York, New York on July 1, 2008.  Of the 13,266,616 shares outstanding as of the record date, 12,829,665 shares were represented by proxy at the meeting. Proxies were solicited by Cache pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, Cache’s shareholders voted on the following matters:

(1)                                  Proposal to elect five directors to hold office for a one-year term and until their successors are elected and qualified.

	For	Withheld
Andrew M. Saul	12,309,297	520,368
Thomas E. Reinckens	12,380,778	448,887
Gene G. Gage	12,784,296	45,369
Arthur S. Mintz	12,784,296	45,369
Morton J. Schrader	12,592,764	236,901

(2)                                  Proposal to ratify the appointment of Mahoney Cohen & Company, CPA, P.C. as the Company’s independent auditors for the fiscal year ending December 27, 2008.

For	Against	Abstain
12,807,712	17,134	4,819

ITEM 6.  EXHIBITS

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirement of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2008
CACHE, INC.

BY:	/s/ Thomas E. Reinckens
Thomas E. Reinckens
Chairman and Chief
Executive Officer
(Principal Executive
Officer)

BY:	/s/ Margaret Feeney
Margaret Feeney
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)