Form 10-K
period 2008-12-27
CACHE INC
filed 2009-03-12
CIK 350199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 27, 2008
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $130 million as of June 28, 2008, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of $11.39 of the registrant's Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

         As of March 12, 2009, 12,927,837 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information included in the Registrant's Proxy Statement to be filed in connection with its 2009 Annual Meeting of Stockholders has been incorporated by reference into Part III (Items 10, 11, 12, 13, 14 and 15) of this report on Form 10-K.

CACHE, INC.
FORM 10-K ANNUAL REPORT
DECEMBER 27, 2008

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

        Except for the historical information and current statements contained in this Annual Report, certain matters discussed herein, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainties. Actual results and timing of certain events could differ materially from those projected in or contemplated by forward-looking statements due to a number of important factors, including, without limitation, general economic conditions and consumer spending patterns, industry trends, merchandise and fashion trends, competition, vendor procurement issues, the ability to obtain financing and the factors discussed under "Item 1A. Risk Factors."

PART I

ITEM 1.    BUSINESS

OVERVIEW/RECENT DEVELOPMENTS

        We are a nationwide, mall-based specialty retailer of lifestyle sportswear and dresses targeting style-conscious women. Our merchandise offerings extend from elegant eveningwear to sophisticated casual and daytime sportswear, which encompasses a variety of tops, bottoms, dresses and accessories, all of which are sold under our Cache brand. We believe the appeal of our merchandise is enhanced through the intimate boutique-like environment we offer to our customers. This environment is achieved through a high level of customer service combined with our smaller store format, which averages approximately 2,000 square feet. As of December 27, 2008, we operated 296 Cache and Cache Luxe stores, primarily situated in central locations in high traffic, upscale malls, in 43 states, Puerto Rico and the U.S. Virgin Islands.

        We target women between the ages of 25 and 45 through our differentiated merchandising mix. Our brand appeals to a woman who has a youthful attitude, is self-confident and fashion-conscious, and requires a missy fit. Our sportswear embodies a mix of lifestyle separates for both day and evening. Our stores carry a range of diverse merchandise, which includes dresses for daytime and evening. We believe that we continue to be an important dress resource and destination for our target customers. Our accessories complement the seasonal themes and palettes of our sportswear and dresses.

        Fiscal 2008 marked a year of economic instability in the U.S. and abroad. This instability in the U.S economy has negatively affected the entire retail sector, including Cache, Inc., which resulted in decreased sales and stock value of the Company for fiscal 2008. We were disappointed in our performance, as the economic crisis during 2008 resulted in lower than expected sales and higher than expected markdowns.

        On January 2, 2008, the Board of Directors authorized an increase to its previously announced share repurchase program of 1,000,000 shares and subsequently authorized the repurchase of an additional 500,000 shares on February 5, 2008. These authorizations combined with the previously announced repurchase program of fiscal 2007, brought the total authorization to 3,500,000 shares. As of December 27, 2008, the Company had repurchased 3,372,000 shares. On January 8, 2009, the Board of Directors authorized the repurchase of an additional 1,000,000 shares, bringing the total authorization to 4,500,000 shares. The Company plans to execute this program either through the open market or in privately negotiated transactions in accordance with SEC requirements, in either case, at prevailing market prices. There is no expiration date governing the period over which the Company may repurchase shares.

        On January 24, 2008, Mr. Brian Woolf, then Chairman and Chief Executive Officer, as well as the principal executive officer of Cache, Inc. resigned from the Company. On January 24, 2008, Mr. Thomas Reinckens, then Cache Inc.'s President, was appointed as the Company's Chairman and Chief Executive Officer, as well as the Company's principal executive officer. He also continued in his position as the Company's President, in addition to assuming these new roles.

        During fiscal 2008, the Company recorded a pre-tax charge of $2.8 million, net of deferred rent, for asset write down and store closing costs for 16 underperforming stores. See Item 7 and Note 9 herein for additional details.

        During the 13-week period ended, December 27, 2008, the Company recorded an impairment charge of $1.1 million for 12 stores coupled with an impairment charge of approximately $1.0 million for goodwill. See Item 7 and Notes 6 and 10 herein for additional details.

        The Company's credit line with Bank of America, N.A. of $17.5 million, which was due to expire on November 30, 2008, was extended to January 29, 2009. On January 27, 2009, the Company and Bank of America N.A. agreed to extend the line of credit until March 2, 2009, with a reduced credit line of $10.0 million. After consideration, given the Company's current strong liquidity position and expected liquidity needs, coupled with the onerous terms currently being offered by banks on credit facilities due to the ongoing credit crisis, the Company decided not to enter in to a new credit facility at the present time and as such, the existing credit line expired on March 2, 2009. There were no outstanding loans due to Bank of America, N.A., as of the expired date of the revised credit line.

Merchandising, Design and Production

        Our merchandising focuses on providing an attractive selection of sportswear and dresses extending from casual and daytime sportswear into elegant eveningwear, as well as a collection of complementary accessories. All of our merchandise is sold under our own Cache label. We employ a constant process of test-and-ordering that allows us to restock popular items during the same season. We also maintain a key item strategy, providing some popular and core items for longer periods to meet ongoing customer demand. New merchandise arrives on a frequent basis at each of our stores, giving our customers a reason to visit often. We introduce new floor sets into each of our stores approximately every six weeks. These new floor sets provide changes in visual merchandising within both our stores and our window presentations.

Merchandise

        We design and market three general categories of merchandise:

        Sportswear.    Sportswear consists of related tops and bottoms, versatile enough to be worn during the day or out for evening events. Price points for sportswear in our stores generally range from $60 to $300.

        Dresses.    Dresses range from shorter lengths for day-time, cocktail, as well as day-into-evening wear to special occasion long dresses. Price points for dresses in our stores generally range from $125 to $450.

        Accessories.    Accessories consist primarily of jewelry, belts and handbags selected to complement our sportswear and dress selections. Price points for accessories in our stores generally range from $30 to $150.

        While the majority of our merchandise is the same in all of our stores of the same concept, we employ both lower price point merchandise and higher priced merchandise in select locations.

        The following table indicates the percentage of net sales by merchandise category at our retail stores for each of the periods indicated below:

	52 Weeks Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Sportswear	60.7%	58.7%	65.7%
Dresses	30.4	32.1	24.5
Accessories	8.9	9.2	9.8

Total	100.0%	100.0%	100.0%

        The percentage of net sales represented by dresses at our stores is typically higher in the first half of the year, due to the prom season.

Design

        Our merchandise offerings are organized around the spring and fall seasons. Our design team consists of seasoned designers who have experience in the apparel industry, and are given a significant amount of creative freedom in the design process. Following the end of a season, our merchandising team reviews data from that season's results as well as market research, retail trends and trade shows. Based on this information, our team develops seasonal themes, which influence our exclusive designs for the following year.

        Prior to each season, our design team selects specific styles that reflect seasonal themes. The design team collaborates with our merchants to adjust test garments for color and style to ensure offerings reflect the appropriate balance between fashion content and marketability. Our team then works with our technical department, fit models and manufacturers to guarantee our missy fit and high-comfort standards are met. Our direct sourcing ability and close relationships with our vendors facilitate a fluid design cycle that enables us to create fashion-forward, exclusive styles and test merchandise in select stores before store roll-outs.

        Accessories are manufactured for us by third party vendors, a process that allows our design and merchandising team to focus on our core apparel offerings. We also maintain close relationships with our accessory vendors so that our accessories complement our seasonal themes and palettes.

Planning and Merchandising

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

        In addition to introducing new merchandise, we employ a key item strategy whereby we maintain an inventory of core items in every store. This provides customers with a level of certainty that these items will be in stock when they visit. In certain situations, a store that is experiencing particularly strong sell-through relays the information to our management team and merchandisers, who in turn may add or adjust new merchandise in response to this feedback.

Production, Sourcing and Distribution

        During fiscal 2007, we acquired certain assets ("AVD Acquisition") of our then largest vendor, Adrienne Victoria Design, Inc. ("AVD"). Prior to the AVD Acquisition, we purchased substantially all of our merchandise from third party agents who arranged for the manufacture of our apparel. Merchandise purchased in this manner was direct shipped to our stores by the agents.

        Since the AVD Acquisition, we have had an in-house production team that coordinates the sourcing and distribution of a majority of our merchandise. The in-house production team direct sources merchandise through third party vendors, both domestic and overseas. Direct sourcing involves sourcing materials and arranging for the manufacture of goods, as opposed to purchasing finished goods from a vendor or agent. Merchandise direct sourced through our in-house production team is generally distributed to our stores via one third party distribution facility. During fiscal 2008, the Company direct sourced approximately 61% of its merchandise. We expect to direct source approximately 75% of our merchandise during fiscal 2009.

        Merchandise that is not direct sourced is purchased as finished goods directly from other third party vendors or agents. Merchandise purchased in this manner is usually directly drop shipped to our stores by the vendor or agent. During fiscal 2008, the Company purchased approximately 39% of its product through this channel. Our five largest vendors accounted for 12% of our purchases and our largest vendor accounted for 4% of our purchases during fiscal 2008. We expect to purchase approximately 25% of our merchandise through this channel during fiscal 2009.

        In order to achieve cost savings, the Company implemented a new shipping method to stores, during the fourth quarter of fiscal 2008. Under this new initiative, certain finished goods purchased from third party vendors are shipped to our third party warehouse, which are then consolidated with our directly sourced merchandise. Merchandise consolidated in this fashion is then shipped to our stores. The Company expects to achieve significant cost savings in fiscal 2009, as a result of this new initiative.

Store Operations

Store Design and Environment

        Most of our stores range in size from approximately 1,500 to 2,500 square feet, with our typical store averaging approximately 2,000 square feet. We believe that our relatively smaller store size enables us to create a boutique-like atmosphere by providing a more intimate shopping experience and a higher level of customer service than department stores. Most of our stores are open during the same hours as the malls in which they are located, typically seven days and six nights a week.

        We continue to remodel our Cache stores to enhance their appeal to our customers, including increasing access to merchandise, facilitating movement throughout the store and improving our merchandise displays. Our remodeled store design emphasizes a modern, sophisticated and well-lit atmosphere with streamlined exteriors and sleek interiors. In addition, we have moved the dressing rooms from the middle of the store to the rear, and check-out locations from the front of the store to the side. This eliminates barriers to movement throughout the store and permits greater flexibility in merchandise displays, allowing us to more effectively market our merchandise.

        We generally remodel stores as leases come up for renewal. We remodeled 11 Cache stores in fiscal 2008, 16 stores in fiscal 2007 and expect to remodel approximately 2 stores in fiscal 2009. By the end of fiscal 2009, we expect to have remodeled approximately 83.4% of our Cache stores. Most store remodels take from six to eight weeks. During this period, we typically utilize temporary locations in the mall near our existing locations so that customers can continue to shop for our merchandise.

Store Management and Training

        We organize our stores into regions and districts, which are overseen by three regional vice presidents and 32 district managers. Each of our district managers is typically responsible for eight to ten stores. We typically staff our stores with two opening employees, three mid-day employees and two closing employees.

        We seek to provide our customers with superior customer service. To enhance this part of our strategy, our employees receive in-store training, as well as career path developmental assistance. In addition, our store managers receive both salaries and performance-based incentive bonuses. We pay sales associates and assistant managers on an hourly basis and offer them performance incentives. From time to time, we offer additional incentives, such as sales contests, to both management and sales associates. Additionally, we place special emphasis on the recruitment of fashion-conscious and career-oriented sales personnel. We train most new store managers in designated training stores and train most other new store sales personnel on the job.

Store Locations

        As of December 27, 2008, we operated 296 Cache and Cache Luxe stores located in 43 states, as well as Puerto Rico and the U.S. Virgin Islands.

        The following table indicates our Cache stores by state as of December 27, 2008:

Alabama	7	Louisiana	4	Ohio	9
Arizona	5	Maine	1	Oklahoma	2
Arkansas	2	Maryland	5	Oregon	2
California	29	Massachusetts	7	Pennsylvania	8
Colorado	4	Michigan	6	Rhode Island	2
Connecticut	4	Minnesota	3	South Carolina	6
Delaware	1	Mississippi	1	Tennessee	8
Florida	40	Missouri	6	Texas	23
Georgia	9	Nebraska	1	Utah	1
Hawaii	3	Nevada	8	Virginia	10
Illinois	9	New Hampshire	3	Washington	4
Indiana	4	New Jersey	14	West Virginia	1
Iowa	2	New Mexico	2	Wisconsin	3
Kansas	2	New York	12	Puerto Rico	1
Kentucky	3	North Carolina	8	US Virgin Islands	2

        The following table indicates our Cache Luxe stores by state as of December 27, 2008:

Florida	5	New Jersey	1	Texas	1
Louisiana	1	North Carolina	1

        The following table indicates the number of Cache stores opened and closed over the past five fiscal years ended December 27, 2008:

Fiscal Period	Stores Open at Beginning of Period	Stores Opened During Period	Stores Closed During Period	Stores Open at End of Period	Total Square Footage
FY2004	227	31	4	254	596,000
FY2005	254	17	4	267	614,000
FY2006	267	17	7	277	600,000
FY2007	277	10	5	282	601,000
FY2008	282	13	8	287	598,000

        The Company opened 16 Cache Luxe stores during fiscal 2006, of which, one Cache Luxe store was closed during fiscal 2007 and six Cache Luxe stores were closed during fiscal 2008. The Company expects to close the remaining Cache Luxe stores in early fiscal 2009.

New Store Development

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

        We currently operate four street locations and one outlet store. We believe that street locations and outlet stores can enhance our potential store base. We plan to expand our openings of street locations and outlet stores.

        During fiscal 2009, we expect to open approximately three to five new Cache stores.

Marketing and Promotion

        Our marketing program currently consists of direct marketing through direct mail and email, as well as our customer loyalty program, "Cache Accents".

        During May 2007, the Company launched the Cache Accents program. This program is designed to encourage repeat sales, increase per transaction spending and create customer loyalty. A customer can enroll in the Cache Accents program without any cost and earn a lifetime discount of 5%, as long as they are a member. A customer is considered to be a "preliminary" member until the customer spends $300 over any length of time. Once the customer spends this amount, he or she becomes a "permanent" member and is then eligible for the 5% discount. As part of the Cache Accents program, the member is also entitled to free shipping and notice of private sales. Most permanent members of the program receive an average of one fashion mailer per month. The Cache Accents program improves our ability to leverage our customer database, which contains more than 4.0 million names. We also believe that the Cache Accents program has enhanced our comparable store sales and margins.

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

        Our web site, http://www.cache.com, allows customers to search for Cache store locations, purchase merchandise online, view currently available styles and schedule private fittings of merchandise at any Cache store. Over the past three years, web site sales have increased from approximately $3.0 million in fiscal 2006 to approximately $7.3 million in fiscal 2008.

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

  •
  Shopping convenience and environment; and

  •
  Value.

Information Systems

        We have historically invested in information systems to improve sales, gain efficiencies and reduce operating costs. Our information systems integrate all major aspects of our business, including merchandise planning, purchasing, inventory control, distribution, sales and finance. Our stores utilize a POS system with item look-up capabilities for both inventory and sales transactions. During fiscal 2008, the Company made additional infrastructure investments in information technology. This includes investing in in-house disaster recovery capabilities, as well as customer service systems. The Company has also started a multi retail channel (in store and on-line) integration, which stores information on our customers and sales from both Cache stores and the Cache.com website in a central location. The multi retail channel project, which is expected to be completed in the first half of fiscal 2009, will give our customers a seamless, more convenient shopping experience.

Trademarks and Service Marks

        We are the owner in the United States of the "Cache", "Cache Luxe" and "Mary L." trademarks and service marks. The "Mary L." trademark was acquired in connection with the purchase of Adrienne Victoria Designs, Inc. in fiscal 2007. The marks are registered with the United States Patent and Trademark Office. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. Our rights to the aforementioned marks are a significant part of our business. Accordingly, we intend to maintain these marks and the related registration. We are currently unaware of any material claims of infringement or other challenges to our right to use our marks in the United States.

Employees

        As of December 27, 2008, we had approximately 2,526 employees, of whom approximately 1,228 were full-time employees and approximately 1,298 were part-time employees. As of December 27, 2008, we had approximately 2,356 store personnel and approximately 170 non-store personnel. None of these employees are represented by a labor union. We consider our employee relations to be satisfactory.

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

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

         Recent economic events have adversely impacted our business and results of operations and may continue to do so.

        The retail sector is affected by macroeconomic factors, including changes in international, national, regional and local economic conditions, employment levels and consumer spending patterns. Furthermore, because our customer traffic and sales volume are largely derived from the volume of consumer traffic in the malls in which we operate, we are adversely affected by general declines in mall traffic. The recent disruptions in the overall economy and financial markets and the related reduction in consumer confidence in the economy have negatively affected results of operations throughout large segments of our industry, including our segment, and are expected to continue to do so until economic conditions improve. Accordingly, recent economic events have adversely affected and continue to adversely affect our results of operations. Continued weakness in or a further worsening of the economy generally or in a number of our markets could adversely affect our financial position and results of operations, cause us to reduce the number and frequency of new store openings, slow our re-modeling of existing locations or cause us to increase store closings.

         Our continued growth will depend on our ability to successfully open and operate new stores.

        Our continued growth depends on our ability to open and operate new stores on a profitable basis. Opening new stores is dependent on a variety of factors including our ability to:

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

        During fiscal 2009, we expect to open approximately three to five new Cache stores. We intend to continue to open a significant number of new stores in future years and to remodel many of our existing stores as their leases come up for renewal. Continued expansion could place demands on our operational, managerial and administrative resources, which could have a material adverse effect on our ability to manage our business. As we open more stores, our resources may come under greater strain and may prove to be inadequate. If we are unable to open new stores or remodel our existing stores as planned, or if our new stores are unsuccessful, it could have a negative impact on our financial performance. Even if we are able to open new stores as planned, some of our newly opened stores may not be commercially successful, possibly resulting in their closure at a significant cost to us or a material adverse effect on our financial condition or results of operations. During fiscal 2008, we closed six Cache Luxe stores and expect to close substantially all of our Cache Luxe stores during fiscal 2009.

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

        All but a few of our existing stores are located in shopping malls. Sales at these stores are derived in large part from the volume of consumer traffic in these malls. Mall traffic has declined generally in recent months due to macro-economic factors, which has adversely affected our customer traffic and sales volume. In addition, traffic in some of the malls in which we have stores has been adversely affected by store closures and bankruptcies by other tenants, including anchor or other large tenants. We cannot control vacancy rates in the malls in which we have stores, continued popularity of malls as shopping destinations, the solvency of landlords and the level of maintenance and upkeep that they perform or improvements that they make at our malls, development of new shopping malls or the availability or cost of appropriate locations within existing or new shopping malls. A further decrease in shopping mall traffic is likely to adversely affect our results of operations.

         Our comparable store sales and quarterly results of operations are affected by many factors that we cannot control.

        Our quarterly results of operations for our individual stores have fluctuated significantly in the past and will continue to fluctuate in the future. Since the beginning of fiscal 2006, our quarterly comparable sales at Cache stores have ranged from an increase of 8% to a decrease of 17%. Our comparable store sales and quarterly results of operations are affected by a variety of factors, most of which we cannot control, including:

  •
  General economic conditions, general mall traffic and consumer spending patterns;

  •
  Fashion trends;

  •
  Calendar shifts of holiday or seasonal periods;

  •
  The effectiveness of our inventory management;

  •
  Changes in our merchandise mix;

  •
  The timing of promotional events;

  •
  Weather conditions; and

  •
  Actions of competitors or events that affect other mall tenants.

         Our success depends in part on the efforts of our management team.

        Our success in managing our business and implementing our business and growth strategies depends on the abilities and experience of our management team. If we were to lose the services of one or more members of this team, and in particular the services of Thomas Reinckens, our Chief Executive Officer, we may be unable to find a suitable replacement on a timely basis. This in turn could adversely affect our business, financial condition and results of operations.

         Our manufacturers may be unable to manufacture and deliver products in a timely manner or meet our quality standards, which could result in lost sales, cancellation charges or excessive markdowns.

        We direct source a large portion of our product directly from unaffiliated third party manufacturers. During fiscal 2008, the Company direct-sourced approximately 61% of its merchandise and expects the portion that is direct-sourced to increase to approximately 75% for fiscal 2009. We cannot assure you that direct-sourcing will continue to result in cost savings. In addition, we may not be able to effectively manage and cultivate direct relationships with manufacturers, which could result in additional costs and manufacturing delays. Furthermore, similar to most other specialty retailers, we have short selling seasons for much of our inventory. Factors outside of our control, such as manufacturing or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, cancellation charges or excessive markdowns, all of which could have a material adverse effect on our business, financial condition and results of operations.

         We rely on a relatively small number of domestic vendors for a portion of our product, and our success depends in part on maintaining good relationships with these vendors.

        During fiscal 2008, Cache purchased approximately 39% of the dollar volume of its product directly from third party vendors or agents. We expect to purchase approximately 25% of our merchandise through this channel during fiscal 2009. The terms of our relationships with our vendors generally are not contractual and do not assure adequate supply or pricing on a long-term basis. If one or more of these vendors ceased to sell to us or significantly alter the terms of our relationship, we may be unable to obtain merchandise in a timely manner, in the desired styles, fabrics or colors, or at the prices and volumes we wish to purchase. This could hurt our ability to respond to changing fashion trends and thus our sales and profitability. In addition, the continued increase in our direct-sourcing of merchandise from international vendors could cause our existing domestic vendors to reduce or eliminate their sales to us.

         Substantially all of the materials used to manufacture our merchandise are produced in foreign facilities. This subjects us to the risks of international trade and other risks generally associated with doing business in foreign markets.

        We and substantially all of our vendors utilize overseas production facilities. The failure of foreign manufacturers to ship materials or products to us in a timely manner could result in our stores lacking needed inventory. Any event causing a disruption of imports, including financial or political instability, currency fluctuations, terrorism or heightened security, trade restrictions in the form of tariffs or quotas or both, political or military conflict involving the United States, or the migration of manufacturers, could negatively affect our business, financial condition or results of operations. These adverse impacts may include an increased cost to us, reductions in the supply of merchandise or delays in our manufacturing lead time.

         We rely on our manufacturers to use acceptable ethical business practices, and if they fail to do so, the Cache brand name could suffer reputational harm and our sales could decline or our inventory supply could be interrupted.

        We do not control our manufacturers or their labor and other business practices. If one of our manufacturers violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, our reputation could be damaged and the shipment of finished products to us could be interrupted. Either of these events could have a material adverse effect on our revenues and, consequently, our results of operations.

         We rely on third parties to distribute our merchandise. If these third parties do not adequately perform this function, our business would be disrupted.

        The efficient operation of our business depends on the ability of the Company and its vendors to ship merchandise through third party carriers, such as United Parcel Service, directly to our individual stores. These carriers typically employ personnel represented by labor unions and have experienced labor difficulties in the past. Due to our reliance on these parties for our shipments, interruptions in shipments could adversely affect our business, financial condition and results of operations. Increases in fuel prices may also increase our shipping costs, which could adversely affect our business, financial condition and results of operations.

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

        Our success depends on our Cache brand and its value. The Cache brand could be adversely affected if our public image or reputation were to be tarnished, which could result in a material adverse effect on our business, financial condition and results of operations.

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

         Any material disruption of our information systems could disrupt our business and adversely affect our results of operations.

        Our information systems integrate all major aspects of our business, including merchandise planning, purchasing, inventory control, distribution, sales and finance. Our POS system, which uses a wide area network allows us to add various functionalities, including the ability to process debit card transactions, centralize credit authorizations, enhance labor scheduling, centralize our customer database, manage our customer loyalty program, speed up customer transaction time and analyze real-time sales data. We are dependent on these information systems for the efficient operation of our business, including our web site, and to facilitate the enhancement of our marketing efforts.

        We may experience operational problems with our information systems as a result of system failures, viruses, computer "hackers" or other causes. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by any failure on our part to successfully maintain or perform additional upgrades to our systems, could cause information to be lost or delay our ability to process and make use of that information in our business, which may adversely affect our results of operations. In addition, if future changes in technology cause our information systems to become obsolete, or if our current information systems prove to be inadequate to support our growth, it could adversely affect our business and results of operations.

         Our marketing efforts rely upon the effective use of customer information. Restrictions on the availability or use of customer information could adversely affect our marketing initiatives, which could adversely affect our business and results of operations.

        We use our Cache Accents loyalty program database and other customer information to market to our customers. Any limitations imposed on the use of such consumer data, whether imposed by federal or state governments or business partners, could have an adverse effect on our future marketing activity. In addition, to the extent our security procedures and protection of customer information prove to be insufficient or inadequate, we may become subject to litigation, which could expose us to liability and cause damage to our reputation or brand.

         We are subject to numerous regulations that could adversely affect our operations. Changes in such regulations could impact the operation of our business through delayed shipments of our goods, fines or penalties that could affect our profitability.

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

        In addition, as a result of macroeconomic conditions, a substantial number of retailers have increased the frequency and duration of their discount sales and other promotions and have increased the level of merchandise discounts. This has resulted and is expected to continue to result in intense competition. Furthermore, in order to remain competitive, we have had to increase our use of discount sales, which has reduced our gross margins.

         Our sales fluctuate on a seasonal basis and are sensitive to economic conditions, consumer spending patterns and other events and conditions.

        Our net sales and net income are generally highest each year during our fourth fiscal quarter (October, November and December) and lowest in our third fiscal quarter (July, August and September). Sales during any period cannot be used as an accurate indicator of our annual results. Any significant decrease in sales during the fourth quarter in a given year would hurt our profitability. As a result of macroeconomic conditions, we experienced a significant decrease in sales and profitability during the fourth quarter of fiscal 2008, which did not follow historical quarterly patterns.

        Our business is also sensitive to changes in macroeconomic conditions and consumer spending patterns, as discussed in the other Risk Factors contained herein. In addition, our business, financial condition and results of operations may be adversely affected by the timing of holidays and other local, regional, national or international events and conditions, including energy prices, climatological events such as hurricanes, strikes and other business disruptions, or the effects of war, terrorism or the threat of either of these events.

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

        Between January 1, 2007 and December 27, 2008, the market price of our common stock has ranged from $1.41 to $25.72 per share. The stock market has, from time to time and especially during the last several months, experienced extreme price and volume fluctuations. The market price for our common stock may change significantly in response to various factors, including:

  •
  Periodic variations in the actual or anticipated financial results of our business or other companies in the retail industry;

  •
  A shortfall in net sales or net income from that expected in securities analysts' estimates or from that expected by investors;

  •
  Changes in our liquidity and/or capital resources;

  •
  The timing of new store openings and net sales contributed by new stores;

  •
  Material announcements by or developments affecting us or our competitors;

  •
  Public sales or repurchases of a substantial number of common shares and

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

Fiscal Years	Cache	Cache Luxe	Totals
Present – 2011	61	4	65
2012 – 2014	97	4	101
2015 – 2017	104	1	105
2018 – 2019	25	0	25

Totals	287	9	296

        Our corporate office is a 20,000 square foot facility located at 1440 Broadway in New York City. We lease this space under a 10-year lease through 2014 at a rate of approximately $543,000 per year. In addition, we added 14,500 square feet located at 260 West 39th Street in New York City, as part of the AVD acquisition. The AVD leases run through 2012 at a rate of approximately $345,000 per year.

        We contract for space in warehouses in the New York metropolitan area to serve as a staging area for new store inventories and fixtures. The rent for the staging area is immaterial.

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
  (2)
  Proposal to ratify the appointment of Mahoney Cohen & Company, CPA, P.C. as the Company's independent auditors for the fiscal year ending December 27, 2008.

For	Against	Abstain
12,807,712	17,134	4,819

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

a.
The principal market on which the Company's Common Stock is being traded is The NASDAQ Stock Market. The stock symbol is CACH. The price range of the high and low sales prices for the Company's Common Stock during 2008 and 2007, by fiscal quarters, are as follows:

	Fiscal 2008		Fiscal 2007
Fiscal Period	High	Low	High	Low
First Fiscal Quarter	$12.43	$8.00	$25.72	$17.32
Second Fiscal Quarter	$14.83	$9.77	$18.84	$13.16
Third Fiscal Quarter	$14.86	$6.29	$18.67	$12.50
Fourth Fiscal Quarter	$6.90	$1.41	$19.04	$9.70
b.
As of February 28, 2009 there were approximately 300 registered holders of record of the Company's Common Stock.

c.
The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors. On June 18, 2004, the Company paid a 3 for 2 stock dividend to holders of record.

d.
The following table summarizes our equity compensation plans as of December 27, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for the future issuance under equity compensation plans (excluding securities reflected in column(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	732,675	$12.98	526,032
Equity compensation plans not approved by security holders	0	0	0

Total	732,675	$12.98	526,032

e.
The following table provides information concerning repurchases under our share repurchase program during fiscal 2008:

Fiscal Period Ended	Total number of shares Purchased	Average price paid Per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate value) of shares that may yet be purchased under the plans or programs
January (12/31/07 – 1/26/08)	1,081,797	$9.50	1,081,797	223,171
February (1/27/08 – 2/23/08)	223,171	$10.54	223,171	500,000
May (4/27/08 – 5/24/08)	126,320	$12.32	126,320	373,680
June (5/25/08 – 6/28/08)	40,680	$12.50	40,680	333,000
December (11/23/08 – 12/27/08)	205,000	$1.48	205,000	128,000

Total	1,676,968	$8.94	1,676,968

        All purchases were made pursuant to the previously announced share repurchase program approved by our Board on various dates during fiscal 2007 and 2008. The initial approval was for the repurchase of up to 1,000,000 shares of common stock, with subsequent increases in the fourth quarter of fiscal 2007 of an additional 1,000,000 shares, and increases on January 2 and February 5, 2008 of 1,000,000 shares and 500,000 shares, respectively, for overall total repurchases of 3,500,000 shares. On January 8, 2009, the Board of Directors authorized the repurchase of an additional 1,000,000 shares, bringing the total authorization to 4,500,000 shares. There is no expiration date for this repurchase program. All shares purchased as part of the share repurchase program were purchased in open market transactions.

ITEM 6.    SELECTED FINANCIAL DATA

        The following Selected Consolidated Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

	53 WEEKS ENDED	52 WEEKS ENDED	52 WEEKS ENDED	52 WEEKS ENDED	52 WEEKS ENDED
	JAN. 1, 2005	DEC. 31, 2005	DEC. 30, 2006	DEC. 29, 2007	DEC. 27, 2008
	(in thousands, except per share and operating data)
STATEMENT OF INCOME DATA:
Net sales	$247,300	$266,345	$278,992 (5)	$274,458	$265,728
Cost of sales	135,745	144,984	145,886	147,474	156,036

Gross profit	111,555	121,361	133,106	126,984	109,692

Store operating expenses	76,466	85,529	94,556	97,023	95,339
General and administrative expenses	14,221	15,824	21,246	22,725	21,296
Store exit costs	—	—	5,677 (6)	(78)	2,757 (7)
Impairment charges	—	—	—	—	2,137 (8)

Operating income (loss)	20,868	20,008	11,627	7,314	(11,837)

Other income, (net)(1)	459	1,072	2,523	2,601	463

Income (loss) before income taxes	21,327	21,080	14,150	9,915	(11,374)
Income tax provision (benefit)	8,030	7,675	5,879	3,394	(4,252)

Net income (loss)	$13,297	$13,405	$8,271	$6,521	$(7,122)

Earnings per share:
Basic earnings (loss) per share	$0.85	$0.85	$0.52	$0.41	$(0.53)
Diluted earnings (loss) per share	$0.83	$0.83	$0.51	$0.40	$(0.53)
Weighted average shares outstanding:
Basic	15,589	15,726	15,849	15,966	13,329
Diluted(2)	16,004	16,150	16,218	16,200	13,329
Store data:
Total number of stores open
At the end of period	291	306	296	297	296
Cache/Cache Luxe	254	267	293	297	296
Lillie Rubin	37	39	3	—	—
Total average sales per square foot(3)	$461	$450	$463	$449	$424
Cache/Cache Luxe	$462	$461	$467	$449	$424
Lillie Rubin	$398	$320	$253	$—	$—
Sales Data
Total sales increase (decrease)	5%	4%	4%	(1.6)%	(3.2)%
Comparable stores: Cache/Cache Luxe(4)	4%	6%	5%	(0.6)%	(4.3)%
Comparable stores: Lillie Rubin(4)	8%	(10)%	(17)%	—	—
Total square footage	596	614	600	601	598

	JAN. 1, 2005	DEC. 31, 2005	DEC. 30, 2006	DEC. 29, 2007	DEC. 27, 2008
	(in thousands, except per share and operating data)
BALANCE SHEET AND OTHER DATA:
Working capital	$53,469	$63,786	$83,391	$59,672	$43,461
Total assets	$132,028	$150,884	$159,186	$149,125	$119,525
Total short and long-term debt	$—	$—	$—	$5,934	$4,402
Stockholders' equity	$84,840	$98,996	$116,463	$100,264	$79,163
Ratio of current assets to current liabilities	2.75:1	2.92:1	4.35:1	3.11:1	3.13:1
Inventory turnover ratio	4.60:1	4.46:1	4.31:1	4.51:1	5.90:1
Capital expenditures	$21,753	$15,490	$12,250	$12,094	$10,673
Depreciation and amortization	$8,232	$9,779	$11,026	$12,124	$12,774
Book value per share	$5.42	$6.28	$7.16	$6.86	$6.07

(1)
Other income consists of interest income, interest expense and miscellaneous income.

(2)
Diluted weighted average shares for the fiscal years ended January 1, 2005, December 31, 2005, December 30, 2006 and December 29, 2007 include 415,000, 424,000, 369,000 and 234,000, respectively, due to the potential exercise of stock options that were outstanding and exercisable during those years. Options to purchase 732,675 common shares were excluded from the computation of diluted earnings per share for fiscal 2008, because of the net loss incurred by the Company.

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

(7)
Includes a charge of $2.8 million for the closure of several Cache and Cache Luxe stores.

(8)
Consists of an impairment charge of $1.1 million for 12 stores coupled with an impairment charge of approximately $1.0 million for goodwill.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        We are a nationwide, mall-based specialty retailer of lifestyle sportswear and dresses targeting style-conscious women. Our merchandise offerings extend from elegant eveningwear to sophisticated casual and daytime sportswear, which encompasses a variety of tops, bottoms, dresses and accessories, all of which are sold under our Cache brand. We believe the appeal of our merchandise is enhanced through the intimate boutique-like environment we offer to our customers. This environment is achieved through a high level of customer service combined with our smaller store format, which averages approximately 2,000 square feet. As of December 27, 2008, we operated 296 Cache and Cache Luxe stores, primarily situated in central locations in high traffic, upscale malls, in 43 states, Puerto Rico and the U.S. Virgin Islands.

        We target women between the ages of 25 and 45 through our differentiated merchandising mix. Our brand appeals to a woman who has a youthful attitude, is self-confident and fashion-conscious, and requires a missy fit. Our sportswear embodies a mix of lifestyle separates for both day and evening. Our stores carry a range of diverse merchandise, which includes dresses for daytime and evening. We believe that we continue to be an important dress resource and destination for our target customers. Our accessories complement the seasonal themes and palettes of our sportswear and dresses.

        For the fiscal year ended December 27, 2008, sportswear accounted for 60.7%, dresses for 30.4% and accessories for 8.9% of Cache's net sales. Cache's price points range from $60 to $300 for sportswear, $125 to $450 for dresses and $30 to $150 for accessories.

Management Overview

        Fiscal 2008 marked a year of economic instability in the U.S. and abroad. This instability in the U.S economy has negatively affected the entire retail sector, including Cache, Inc., which resulted in decreased sales and stock value of the Company for fiscal 2008. We were disappointed in our performance, as the economic crisis during 2008 resulted in lower than expected sales and higher than expected markdowns.

        On January 2, 2008, the Board of Directors authorized an increase to its previously announced share repurchase program of 1,000,000 shares and subsequently authorized the repurchase of an additional 500,000 shares on February 5, 2008. These authorizations combined with the previously announced repurchase program of fiscal 2007, brought the total authorization to 3,500,000 shares. As of December 27, 2008, the Company had repurchased 3,372,000 shares. On January 8, 2009, the Board of Directors authorized the repurchase of an additional 1,000,000 shares, bringing the total authorization to 4,500,000 shares. The Company plans to execute this program either through the open market or in privately negotiated transactions in accordance with SEC requirements, in either case, at prevailing market prices. There is no expiration date governing the period over which the Company may repurchase shares.

        On January 24, 2008, Mr. Brian Woolf, then Chairman and Chief Executive Officer, as well as the principal executive officer of Cache, Inc. resigned from the Company. On January 24, 2008, Mr. Thomas Reinckens, then Cache Inc.'s President, was appointed as the Company's Chairman and Chief Executive Officer, as well as the Company's principal executive officer. He also continued in his position as the Company's President, in addition to assuming these new roles.

        During fiscal 2008, the Company recorded a pre-tax charge of $2.8 million, net of deferred rent, for asset write down and store closing costs for 16 underperforming stores.

        During the 13-week period ended, December 27, 2008, the Company recorded an impairment charge of $1.1 million for 12 stores coupled with an impairment charge of approximately $1.0 million for goodwill.

        The Company opened 13 Cache stores in fiscal 2008 and closed 14 stores. Operating cash flow funded all store openings. For the year ended December 27, 2008, the Company remodeled 11 stores, which resulted in approximately 82% of the chain now in new remodel format. In fiscal 2009, we intend to open approximately three to five new stores, also intended to be funded by operating cash flow.

        During fiscal 2008, the Company made additional infrastructure investments in information technology. This included investing in in-house disaster recovery capabilities as well as customer service systems. The Company has also started a multi retail channel (in store and on-line) integration, which stores information on our customers and sales from both Cache stores and the Cache.com website in a central location. The multi retail channel project which is expected to be completed in first half of fiscal 2009 will give our customers a seamless, more convenient shopping experience.

        We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Operating Results
Total store count, at end of period	296	297	296
Net sales increase (decrease)	(3.2)%	(1.6)%	4.8%
Comparable store sales increase (decrease)	(4.3)%	(0.6)%	4.0%
Net sales per square foot	$424	$449	$463
Total square footage (in thousands)	598	601	600

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

        In connection with the acquisition of AVD in fiscal 2007, the Company also acquired the rights to the "Mary L." trademark. Mary L. products are sold in upper tier department stores and as a result, Mary L sales are included under net sales. Mary L. sales are recorded net of any returns, chargebacks, discounts and allowances.

        During the second quarter of fiscal 2007, Cache introduced a co-branded customer credit card program. Under this program, the Company receives from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. In addition, the Company receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by the cardholder at Cache or other businesses. Sales royalties earned are also recorded under net sales. The amount of fee income recorded in connection with activated credit cards was insignificant in fiscal 2007. In fiscal 2008, fee income recorded in connection with activated credit cards totaled $218,000.

        Shipping and handling.    Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred for shipping and handling are included in cost of sales. In fiscal 2008, costs of $363,000 for the shipping and handling of Mary L. products were included in general and administrative expenses.

        Cost of sales.    Cost of sales includes the cost of merchandise, costs incurred for shipping and handling, payroll for our buying and merchandising personnel, costs related to our AVD subsidiary and store occupancy costs.

        Store operating expenses.    Store operating expenses include payroll, payroll taxes, health benefits, insurance, credit card processing fees, depreciation, licenses and taxes, marketing and advertising expenses and other store level expenses.

        General and administrative expenses.    General and administrative expenses include district and regional manager payroll, other corporate personnel payroll and employee benefits, employment taxes, insurance, legal and other professional fees and other corporate level expenses. Corporate level expenses are primarily attributable to our corporate headquarters in New York.

Recent Developments

        The Company's credit line with Bank of America, N.A. of $17.5 million, which was due to expire on November 30, 2008, was extended to January 29, 2009. On January 27, 2009, the Company and Bank of America N.A. agreed to extend the line of credit until March 2, 2009, with a reduced credit line of $10.0 million. After consideration, given the Company's current strong liquidity position and expected liquidity needs, coupled with the onerous terms currently being offered by banks on credit facilities due to the ongoing credit crisis, the Company decided not to enter in to a new credit facility at the present time and as such, the existing credit line expired on March 2, 2009. There were no outstanding loans due to Bank of America, N.A., as of the expired date of the revised credit line.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

        Our accounting policies are more fully described in Note 1 to the financial statements, located elsewhere in this document. We have identified certain critical accounting policies which are described below.

        Allowance for Doubtful Accounts.    The allowance for doubtful accounts, which is regularly reviewed, is an estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is determined based on historical write-off experience and the current retailer environment. Balances over 90 days past due and over a specified amount are reviewed individually for collectability; other balances are considered on an aggregate basis considering the aging of balances. Account balances are written off against the allowance when it is probable the receivable will not be recovered. There is no off-balance sheet credit exposure related to our customers. Management believes that the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts. During the 52 week period ended December 27, 2008, the Company recorded reserves of approximately $1.5 million, of which it utilized $1.6 million, resulting in an aggregate reserve amount of $111,000, as of December 27, 2008. The Company reserved $234,000 for such items as of December 29, 2007. This amount is included as part of the sales allowance reserve, which is provided in supplemental schedules on page F-36.

        Inventories.    Our finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation, which results in a carrying value at the lower of cost or market. For our AVD division, which makes up approximately 18% of total inventory, the raw materials, work in process and finished goods inventories are valued at the lower of cost or market value, using the first-in-first-out valuation method. The Company ensures that the raw materials, work in process and finished goods are properly valued by taking into account any obsolescence and recording a reserve in accordance with our established policy.

        Finite long-lived assets.    The Company's judgment regarding the existence of impairment indicators is based on market and operational performance. We assess the impairment of long-lived assets, primarily fixed assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable and exceeds the fair market value. Factors we consider important which could trigger an impairment review include the following:

  •
  significant changes in the manner of our use of assets or the strategy for our overall business;

  •
  significant negative industry or economic trends;

  •
  store closings; or

  •
  underperforming business trends.

        The Company evaluates finite-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No.144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS No. 144"). Finite-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. The Company evaluated its finite-lived assets during fiscal 2008 and 2007 and as a result, recorded an impairment charge of $1.1 million for 12 stores and $73,000 for one store, respectively. The store impaired during fiscal 2007 was closed in fiscal 2008.

        Goodwill and Intangible Assets.    The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on December 30, 2001. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment. During fiscal 2007, in connection with the acquisition of AVD, the Company recorded goodwill and other intangible assets. The Company performs impairment testing of its subsidiary—AVD, which considers the Company's fair value to determine whether an impairment charge related to the carrying value of the Company's recorded goodwill and other intangible assets is necessary. This is reevaluated annually during the fourth quarter, or more frequently if necessary. The Company considers many factors in evaluating whether the carrying value of the recorded goodwill will be recoverable. Factors used to determine this primarily include declines in stock price and the market capitalization in relation to the book value of the Company, discounted projected cash flows of the reporting unit and valuation of companies comparable to the reporting unit. During the fourth quarter of fiscal 2008, the instability of the U.S. economy resulted in the Company experiencing significant decreased sales. In addition, the capital markets volatility resulted in the Company stock price declining substantially, causing the Company's book value to exceed the market capitalization plus a reasonable control premium. The Company's impairment testing resulted in a fair value that was less than the carrying value of its subsidiary—AVD. As a result, Cache recorded an impairment charge of approximately $1.0 million against the carrying value of AVD's goodwill for the fiscal year ended December 27, 2008.

        Self Insurance.    We are self-insured for losses and liabilities related primarily to employee health and welfare claims up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for fiscal 2008, 2007 and 2006. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. We maintain stop loss insurance coverage which covers us for benefits paid in excess of limits as defined in the plan.

        Gift Cards, Gift Certificates and Credits.    The Company sells gift cards and gift certificates ("Gift Cards") and issues credits to its customers when merchandise is returned, which do not expire. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card and Merchandise Credit being redeemed by the customer is remote (Gift Card breakage), since the Company has determined that it does not have a legal obligation to remit the unredeemed value to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns and the remaining unredeemed percentage at the end of our historical data of 3.5 years. Historical redemptions of Gift Cards ranged from 64% in the first quarter to 0.03% in the fourteenth quarter subsequent to the issue date, resulting in an average of approximately 95% redeemed or 5% unredeemed Gift Cards over the historical data of 3.5 years. We have determined that redemption would be remote based on the fact that, by the fourteenth quarter since issue date, the redemption rate approximated 0%, indicating that the probability of such cards to be redeemed is remote. As such, we have recorded breakage income based upon this 5%, which is reviewed on a quarterly basis for propriety. Breakage income represents the balance of Gift Cards, for which the Company believes the likelihood of redemption by the customer is remote. At that time, the Company will recognize breakage income for those Gift Cards.

        The Company recorded breakage income of $287,000, $293,000 and $2.5 million during fiscal year ended 2008, 2007 and 2006, respectively.

        Revenue Recognition.    Sales are recognized at the "point of sale," which occurs when merchandise is sold in an "over-the-counter" transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges/(credits) to earnings resulting from revisions to estimates on our sales return provision were approximately ($202,000), ($93,000) and $42,000 for fiscal 2008, 2007 and 2006, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred at our stores for shipping and handling is included in cost of sales and costs of $363,000 incurred for the shipping and handling of our Mary L. products is included in general and administrative expenses. The Company records revenues net of applicable sales tax.

        In connection with the acquisition of AVD in fiscal 2007, the Company also acquired the rights to the "Mary L." trademark. Mary L. products are sold in upper tier department stores and as a result, Mary L. sales are included under net sales when the merchandise is shipped to the department stores. Mary L. sales are recorded net of any returns, chargebacks, discounts and allowances. We also maintain a reserve as a reduction to sales for potential returns, chargebacks, discounts and allowances. During the 52 week period ended December 27, 2008, the Company recorded reserves of approximately $1.5 million, of which it utilized $1.6 million, resulting in an aggregate reserve amount of $111,000, as of December 27, 2008. The Company reserved $234,000 for such items as of December 29, 2007.

        During the second quarter of fiscal 2007, Cache introduced a co-branded customer credit card program. Under this program, the Company receives from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. During fiscal 2008 and 2007, the Company received $1.4 million and $585,000, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards was $218,000 in fiscal 2008 and insignificant in fiscal 2007.

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

        The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded was insignificant in fiscal 2008 and 2007.

        Seasonality.    We experience seasonal and quarterly fluctuations in net sales and operating income. Quarterly results of operations may fluctuate significantly as a result of a variety of factors, including macroeconomics conditions, the timing of new store openings, fashion trends and shifts in timing of certain holidays. Our business is subject to seasonal influences, characterized in years other than fiscal 2008 by highest sales during the fourth quarter (October, November and December) and lowest sales during the third quarter (July, August and September). We believe that historical quarterly trends were disrupted in fiscal 2008 by macroeconomic conditions during the second half of the fiscal year.

        Income Taxes.    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company's best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of December 27, 2008, the Company has recorded a $331,000 reserve, net of federal benefit for potential tax contingencies. No such reserves were recorded as of December 29, 2007.

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

        The cumulative effect of adoption of FIN 48 did not result in any adjustment in the Company's liability for unrecognized income tax benefits.

Balance at December 29, 2007	$—
Additions based on tax positions related to the current year	—
Additions for tax positions for prior years	331,000
Reductions for tax positions for prior years due to lapse of applicable statute of limitations	—
Settlements	—

Balance at December 27, 2008	$331,000

        Included in the above ending balance are tax positions of $331,000, which, if recognized, would favorably affect the effective tax rate.

        The Company's continuing practice is to include estimated interest and penalties, if any, in computing the amount that is recognized within income tax expense relating to uncertain income tax positions. As of December 27, 2008, the Company had accrued $182,000 of interest and penalties related to uncertain tax positions, which is included in the $331,000 tax contingency noted above.

        Although the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company's accrued position. Accordingly, the Company's provisions on federal, state and local tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of December 27, 2008, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

        The Company and certain of its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions.

        The Company had previously reached agreement with the IRS and closed the audit of fiscal year 2005, with no change to the tax return.

        As for state and local income taxes, with few exceptions, the Company is no longer subject to state and local income tax examinations by taxing authorities for years prior to 2004.

Results of Operations

        The following table sets forth our operating results, expressed as a percentage of net sales:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Operating Results
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.7	53.7	52.3

Gross profit	41.3	46.3	47.7
Store operating expenses	35.9	35.4	33.9
General and administrative expenses	8.0	8.3	7.6
Store exit costs	1.0	0.0	2.0
Impairment charge	0.8	0.0	0.0

Operating income (loss)	(4.4)	2.7	4.2
Other income (net)	0.2	0.9	0.9

Income (loss) before income taxes	(4.2)	3.6	5.1
Income tax provision (benefit)	(1.6)	1.2	2.1

Net income (loss)	(2.6)%	2.4%	3.0%

52 Weeks Ended December 27, 2008 (Fiscal 2008) Compared to 52 Weeks Ended December 29, 2007 (Fiscal 2007)

        Net sales.    Net sales decreased to $265.7 million from $274.5 million, a decrease of $8.7 million, or 3.2%, below the prior fiscal year. This reflects $10.5 million of decreased net sales, as a result of a 4.1% decrease in comparable store sales, an increase of $2.2 million of net sales from our Mary L. division, and a decrease of $398,000 from our non-comparable store sales. During the first half of fiscal

2008, comparable store sales increased due to a strong customer response to our sportswear assortment and the Company's aggressive pricing strategy. This increase during the first half of fiscal 2008 was offset by a decrease during the second half of fiscal 2008, primarily due to the economic crisis, which resulted in a dramatic reduction in mall traffic where Cache stores are located coupled with a shift in consumer spending pattern that favored lower priced or discounted merchandise. The decrease in net sales during fiscal 2008 reflected a 2.4% increase in the number of sales transactions, which was offset by a 6.3% decrease in average dollars per transactions, we believe primarily due to the economic crisis.

        Gross profit.    Gross profit decreased to $109.7 million from $127.0 million, a decrease of $17.3 million, or 13.6%, below the prior fiscal year. This decrease was the combined result of lower net sales, as described above, and decreased gross profit margins. As a percentage of net sales, gross profit decreased to 41.3% from 46.3%. This decrease as a percentage of net sales was primarily due to an increase in markdowns combined with the Company's implementation of the new pricing strategy, as compared to the prior fiscal year, and partially due to an increase in operational costs related to our subsidiary AVD, which was acquired during the third quarter of fiscal 2007. The increase in markdowns was due to the significant deterioration in the United States economic environment during the fourth quarter of fiscal 2008. These increased costs were partially offset by savings from increased direct sourcing of merchandise through AVD and a decrease in buying expenses, as compared to last year.

        Store operating expenses.    Store operating expenses decreased to $95.3 million from $97.0 million, a decrease of $1.7 million, or 1.7%, below the prior fiscal year. As a percentage of net sales, store operating expenses increased to 35.9% from 35.4%. Store operating expenses decreased principally due to lower marketing ($1.9 million) and payroll ($1.1 million) expenses. A reduction in marketing expense was primarily caused by the Company eliminating all branding (TV and print) efforts in fiscal 2008, along with a reduction in direct mail advertisements mailed to customers. Payroll expenses were reduced due to a cut back in the number of hours allotted to store employees coupled with a reduction in bonus and commission expense, as a result of decreased sales. The decrease in marketing and payroll expenses were primarily offset by an increase in self insured medical expense ($926,000), due to an increase in claim payments made to the insurance company and depreciation expense ($168,000), due to full twelve months of depreciation and amortization on assets purchased towards the latter part of fiscal 2007, assets purchased to enhance our customer service department and installation of second registers at a majority of our stores.

        General and administrative expenses.    General and administrative expenses decreased to $21.3 million from $22.7 million, a decrease of $1.4 million or 6.3%, below the prior fiscal year. As a percentage of net sales, general and administrative expenses decreased to 8.0% from 8.3%. General and administrative expenses decreased, primarily due to lower professional fees ($1.5 million) and payroll expenses ($851,000). Professional fees were reduced during fiscal 2008 primarily due to lower audit fees during the current fiscal year and the inclusion of nonrecurring legal settlement costs ($924,000) in the same period last year. Payroll expenses were reduced during fiscal 2008 due to the resignation of the Company's previous Chairman and CEO, as well as the termination of certain employees from the corporate office due to a decline in the business, which resulted from the slow down in the economy. These decreases were primarily offset by increases in shipping expense ($363,000), due to shipment of Mary L. products, sales commissions ($341,000), paid to an agent for the sale of Mary L. products and depreciation expense ($389,000).

        Store exit costs.    During fiscal 2008, the Company recorded a pre-tax charge of $2.8 million ($1.7 million after tax or $0.13 per diluted share) for 16 underperforming stores. Of the 16 underperforming stores, the Company has closed six during fiscal 2008 and expects to close the remaining stores in early 2009. Included in the store exit costs is a write down of equipment and leasehold improvements and furniture and fixtures in the amount of $2.3 million, severance accrual of

$198,000 and lease termination costs of $990,000. These costs were offset by the reversal of $750,000 of deferred rent accruals. In fiscal 2007, the Company reversed $78,000 of store closing costs previously reserved in fiscal 2006.

        Impairment charges.    During fiscal 2008, the Company recorded a pre-tax impairment charge of $1.1 million ($715,000 after tax or $0.05 per diluted share) for 12 stores in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". During fiscal 2007, the Company recorded an impairment charge of $73,000 for one store, which was closed in January 2008.

        In addition, Cache also recorded an impairment charge of approximately $1.0 million ($624,000 after tax or $0.05 per diluted share) against goodwill, in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets".

        Other income/expense.    Other income (expense) decreased to $463,000 from $2.6 million, a decrease of $2.1 million, or 82.2%, as compared to last year. This decrease was due to a reduction in interest income of $1.7 million, caused by lower interest rates as well as lower average cash and marketable securities balances, coupled with charges related to interest expense for the note payable recorded in connection with the acquisition of AVD. The reduction in average cash balances was primarily due to the repurchase of the Company's common stock.

        Income taxes.    During fiscal 2008, an income tax benefit of $4.3 million was recorded as compared to an income tax provision of $3.4 million in the same period last year. The income tax benefit was attributable to the operating loss incurred by the Company during fiscal 2008, as discussed above. The effective rate increased to 37.4% in fiscal 2008 from 34.2% in fiscal 2007.

        Net income (loss).    As a result of the factors discussed above, net loss of $7.1 million was recorded during fiscal 2008 and net income of $6.5 million was recorded during fiscal 2007, a decrease of $13.6 million, as compared to the same period last year.

52 Weeks Ended December 29, 2007 (Fiscal 2007) Compared to 52 Weeks Ended December 30, 2006 (Fiscal 2006)

        Net sales.    Net sales decreased to $274.5 million from $279.0 million, a decrease of $4.5 million, or 1.6%, below the prior fiscal year. The decrease in fiscal 2007 net sales, as compared to fiscal 2006 reflects $1.5 million reduction in net sales primarily due to a 1% decrease in comparable store sales. Comparable store sales declined 7% in the fourth quarter, which caused comparable store sales for the year to decrease. The decrease in comparable store sales was primarily due to lower foot traffic in the fourth quarter that resulted from the overall softer economic environment, coupled with management's decision to reduce the frequency and volume of product catalog mailings to the Company's customers. During fiscal 2006, Cache mailed approximately 4.0 million catalogues during fourth quarter whereas in fiscal 2007 we mailed approximately 1.7 million catalogues, a 58% reduction from last year. The decrease in net sales was also due to the exclusion of Lillie Rubin business that had been included in fiscal 2006 and discontinued during fiscal year 2006 and was offset in part by the inclusion of wholesale sales of our recently acquired AVD business. The fiscal 2006 sales included $13.1 million in sales from the former Lillie Rubin Stores.

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

        Store exit costs.    During fiscal 2006, the Company recorded a pre-tax charge of $5.7 million for store closing costs for the exit of the Lillie Rubin business. Included in the exit costs was a write down of leasehold improvements and furniture and fixtures for 19 stores in the amount of $4.4 million, write down of intangibles of $455,000, write down of supplies of $275,000, severance accrual of $400,000, as well as an accrual of $1.5 million for contractual termination costs negotiated prior to year-end. These costs were partially offset by the reversal of $1.3 million of deferred rent accruals. The Company closed 16 of the stores as of December 30, 2006. The Company closed the last three Lillie Rubin stores during the first fiscal quarter of fiscal 2007. The Company did not incur significant additional exit costs upon the closing of these remaining properties. The reversal in fiscal 2007 was due to the Company's conversion of one Lillie Rubin store into a Cache store.

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

        Income taxes.    Income taxes decreased to $3.4 million from $5.9 million, a decrease of $2.5 million, below the same period last year. The overall effective tax rate decreased to 34.2% in fiscal 2007 from 41.5% in fiscal 2006. The decrease in the overall effective income tax rate is primarily attributable to an increase in tax-free interest from municipal bond investments, in fiscal 2007. Also contributing to the reduction in effective rate during fiscal 2007 was lower taxable income in fiscal 2007. Several non-recurring charges in fiscal 2006, such as stock offering costs and non-deductible incentive stock options caused the fiscal 2006 tax rate to be higher than our historical tax rate. We anticipate the fiscal 2008 effective tax rate to approximate 39.0%. Refer to Note 13 to the Consolidated Financial Statements for additional details of the income tax provision.

        Net income.    As a result of the foregoing, net income decreased to $6.5 million from $8.3 million, as compared to the same period last year.

Quarterly Results and Seasonality

        We experience seasonal and quarterly fluctuations in our net sales and operating income. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, fashion trends and shifts in timing of certain holidays. Our business is subject to seasonal influences, characterized in years other than fiscal 2008 by highest sales during our fourth fiscal quarter (October, November and December) and lowest sales during our third fiscal quarter (July, August and September). We believe that historical quarterly trends were disrupted in fiscal 2008 by macroeconomic conditions during the second half of the fiscal year.

        The following table includes our unaudited quarterly results of operations data for each of the eight quarters during the two-year period ended December 27, 2008. We derived this data from our unaudited quarterly consolidated financial statements. We believe that we have prepared this information on the same basis as our audited consolidated financial statements and that we have included all necessary adjustments, consisting only of normal recurring adjustments, to present fairly the selected quarterly information when read in conjunction with our audited annual consolidated financial statements and the notes to those statements included elsewhere in this document. The operating results for any particular quarter are not necessarily indicative of the operating results for any future period.

	13 Weeks Ended				13 Weeks Ended
	Mar. 29, 2008	June 28, 2008	Sept. 27, 2008	Dec. 27, 2008	Mar 31, 2007	June 30, 2007	Sept. 29, 2007	Dec. 29, 2007
	(Unaudited)
	(Dollars in thousands)
Operating Results
Net sales	$67,708	$73,973	$58,139	$65,908	$64,355	$71,027	$60,572	$78,504
Gross profit	28,415	34,192	25,614	21,471	28,991	33,935	27,667	36,391
Operating income (loss)	(3,480) (1)	3,207	(2,680) (2)	(8,884) (3)	(489)	1,291	(233)	6,745
Net income (loss)	$(2,053)	$2,105	$(1,646)	$(5,528)	$145	$1,284	$161	$4,931
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	42.0%	46.2%	44.1%	32.6%	45.0%	47.8%	45.7%	46.4%
Operating income (loss)	(5.1)%	4.3%	(4.6)%	(13.5)%	(0.8)%	1.8%	(0.4)%	8.6%
Net income (loss)	(3.0)%	2.8%	(2.8)%	(8.4)%	0.2%	1.8%	0.3%	6.3%
Selected Operating Data
Number of stores open at end of period	294	297	295	296	297	294	296	297
Comparable store sales increase/(decrease)	3%	3%	(4)%	(17)%	3%	1%	4%	(7)%

(1)
Includes a charge of $2.3 million for the reserve of store closure costs of 14 underperforming stores.

(2)
Includes a charge of $449,000 for the reserve of store closure costs of two underperforming stores.

(3)
Consists of an impairment charge of $1.1 million for 12 stores coupled with an impairment charge of approximately $1.0 million for goodwill.

Liquidity and Capital Resources

        Our cash requirements are primarily for the construction of new stores and inventory for new stores as well as the remodeling of existing stores. We have historically satisfied our cash requirements principally through cash flow from operations.

        As of December 27, 2008, we had working capital of $43.5 million, which included cash and marketable securities of $30.0 million.

        The following table sets forth our cash flows for the period indicated:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Net cash provided by operating activities	$6,395,000	$30,429,000	$12,672,000
Net cash provided by (used in) investing activities	7,061,000	(18,597,000)	(17,824,000)
Net cash provided by (used in) financing activities	(15,864,000)	(23,952,000)	7,762,000
Net increase (decrease) in cash and cash equivalents	$(2,408,000)	$(12,120,000)	$2,610,000

        During fiscal 2008, we generated $6.4 million in cash from operating activities primarily due to a net loss, depreciation and amortization of $12.8 million, a write-down of equipment and leasehold improvements, net of deferred rent of $1.6 million for 16 underperforming stores, impairment charge of $2.1 million for goodwill and assets related to our 12 retail stores and amortization of deferred rent for $2.0 million. The following also contributed to the $6.4 million generated in cash from operating activities; a decrease in inventories of $8.2 million, due to the Company's conscious efforts to not maintain excess inventory due to the current economic crisis, offset by increases in receivables of $4.0 million and decreases in accounts payable of $4.1 million. The increase in receivables was primarily due to an income tax receivable of $5.9 million, due to the Company's current year net loss, coupled with estimated tax payments made during fiscal 2008 and 2007.

        During fiscal 2007, we generated $30.4 million in cash from operating activities due primarily to net income, depreciation and amortization of $12.1 million; a decrease in inventories of $5.3 million was primarily due to reduced inventory levels on hand in stores; a decrease in prepaid expenses of $3.2 million was primarily due to a reduction in prepaid rents as compared to fiscal 2006; an increase in accrued liabilities of $6.3 million was primarily due to higher customer credits and share repurchase liability, as compared to fiscal 2006 and $835,000 from non-cash stock-based compensation expense, which were partially offset by an decrease in accounts payable of $1.2 million, reversal of deferred rent of $1.9 million was primarily from new store openings and a decrease in deferred income taxes of $1.9 million was primarily due to timing of depreciation.

        During fiscal 2006, we generated $12.7 million in cash from operating activities due primarily to net income, depreciation of $11.0 million, $3.8 million from non-cash Lillie Rubin exit costs, an increase in accrued liabilities of $2.4 million, $1.4 million from non-cash stock-based compensation and a decrease in accounts receivable of $543,000, partially offset by accounts payable decrease of $6.7 million, primarily due to reduction in the number of vendors and the increase in direct purchases paid via letter of credit. Inventories increased $2.3 million, while we reversed deferred rent of $1.1 million and recorded in non-cash gift card breakage of $2.5 million.

        Investing activities during fiscal 2008 generated $7.1 million and, used $18.6 million and $17.8 million during fiscal 2007 and 2006, respectively. In fiscal 2008, the Company derived $17.7 million from net maturities of marketable securities, which was partially offset by the purchase of equipment and leasehold improvements of $10.7 million for new and remodeled stores. Our capital requirements depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. Projected capital expenditures for fiscal 2009 to fund new store openings and remodelings are approximately $4 to $5 million.

        Based on our experience with new store openings, we estimate that the average net investment to open new stores is approximately $225,000 to $375,000, which includes new store opening expenses and initial inventory, net of landlord contributions. We estimate that the average net investment to remodel an existing store is approximately $200,000 to $300,000, net of landlord contributions.

        Cash used by financing activities during fiscal 2008 and 2007 was $15.9 million and $24.0 million, respectively. The usage of cash by financing activities during fiscal 2008 and 2007 was primarily for the repurchase of our common stock in amounts of $15.0 million and $24.2 million, respectively. During fiscal 2006, cash received by financing activities was $7.8 million which consisted of net proceeds of $6.0 million from stock issuances and stock option exercises, as well as excess tax benefits from option exercises of $1.8 million.

        During November 2005, the Company reached an agreement with its bank to amend the amount available under the Amended Revolving Credit Facility. Pursuant to the Amended Revolving Credit Facility, $17.5 million was available until expiration at November 30, 2008, which was extended to January 29, 2009. On January 27, 2009, the Company and Bank of America N.A. agreed to extend the line of credit until March 2, 2009, with a reduced credit line of $10.0 million. After consideration, given the Company's current strong liquidity position and expected liquidity needs, coupled with the onerous terms currently being offered by banks on credit facilities due to the ongoing credit crisis, the Company decided not to enter in to a new credit facility at the present time and as such, the existing credit line expired on March 2, 2009. There were no outstanding loans due to Bank of America, N.A., as of the expired date. The amounts outstanding under the credit facility bear interest at a maximum per annum rate equal to the bank's prime rate, which was 3.25% at December 27, 2008, less 0.25%. The agreement contains selected financial and other covenants. Effective upon the occurrence of an Event of Default under the Amended Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. The Company was in compliance with all financial loan covenants during the fiscal periods presented.

        There have been no borrowings against the line of credit during fiscal 2008 and 2007. There were outstanding letters of credit of $585,000 and $774,000, pursuant to the Amended Revolving Credit Facility at December 27, 2008 and December 29, 2007, respectively.

        We believe that cash flow from operations and our current available cash will be sufficient to meet our working capital needs and contemplated new store opening expenses for at least the next 12 months. If our cash flow from operations should decline significantly or if we should accelerate our store expansion or remodeling program, it may be necessary for us to seek additional sources of capital in the future.

Contractual Obligations and Commercial Commitments

        The following tables summarize our minimum contractual obligations and commercial commitments as of December 27, 2008:

	Payments Due in Period
	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
	(In thousands)
Contractual Obligations
Employment contracts	$1,720	$785	$785	$150	$—
Purchase obligations	12,667	12,667	—	—	—
Operating leases(1)	146,424	26,508	48,344	38,725	32,847
Note payable	4,750	1,400	2,863	487	—

Total	$165,561	$41,360	$51,992	$39,362	$32,847

	Payments Due in Period
	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
	(In thousands)
Commercial Commitments
Letters of credit(2)	$585	$585	$—	$—	$—

Total	$585	$585	$—	$—	$—

(1)
The operating leases included in the table above do not include contingent rent based upon sales volume, which represented approximately 0.4% of minimum rent expense in fiscal 2008, or variable costs such as promotional funds, common area maintenance and heating, ventilation and air conditioning charges, which represented approximately 31.8% of minimum rent expense in fiscal 2008.

(2)
We issue letters of credit primarily for the importation of merchandise inventories and as security deposit for our corporate office.

        On February 24, 2009, Cache entered into a new employment agreement with the Company's current Chairman and Chief Executive Officer—Thomas E. Reinckens. The agreement commenced on February 24, 2009 for a term of 3 years expiring on February 23, 2012. The previous agreement expired in February 2009.

Off-Balance Sheet Arrangements

        On July 3, 2007, the Company, through a wholly-owned subsidiary which was created in connection with the acquisition, acquired certain assets of Adrienne Victoria Designs, Inc. ("AVD"), our largest vendor. Under the terms of the agreement, Cache is obligated to make contingent payments, not to exceed $5.5 million, based upon earn-out provisions to be paid over 5 years, if certain conditions are met. During fiscal 2008, the earn-out provision was not achieved; therefore, Cache was not obligated to make any cash payments. Other than the operating lease commitments set forth in the table above and the aforementioned statement regarding the AVD earn-out provision, we are not a party to any material off-balance sheet financing arrangements.

Recent Accounting Developments

        See the section "Recent Accounting Developments" included in Note 1 in the Notes to the Consolidated Financial Statements for a discussion of recent accounting developments and their impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our market risk relates primarily to changes in interest rates. In fiscal 2008, we bore the risk in two specific ways. First, the revolving credit facility carries a variable interest rate that is tied to market indices and, therefore, the statement of income and cash flows will be exposed to changes in interest rates. As of December 27, 2008, we had no borrowing under our credit facility, which expired on March 2, 2009.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's unaudited selected quarterly financial data is incorporated herein by reference to Note 16 to the Company's consolidated financial statements on page F-34. The Company's consolidated financial statements and the report of the independent registered public accounting firm are listed at Item 15 of this Report and are included in this Form 10-K on pages F-1 through F-36.

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

        In connection with the preparation of this Annual Report on Form 10-K, as of December 27, 2008, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).

        Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 27, 2008.

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

        Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 27, 2008. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 27, 2008.

        The Company's independent registered public accounting firm, MHM Mahoney Cohen CPAs (The New York Practice of Mayer Hoffman McCann P.C.), has issued an attestation report on management's assessment of the Company's internal control over financial reporting. This report appears on page F-3 through F-6.

          (3)   Change in Internal Control Over Financial Reporting—Management placed new controls for processes affecting our AVD subsidiary, which was acquired during the third quarter of fiscal 2007. Except for the aforementioned statement regarding new controls surrounding AVD, no further changes were made to the controls that existed during fiscal 2007, as a result of management's assessment of internal controls for fiscal 2008.

/s/ THOMAS E. REINCKENS Thomas E. Reinckens Chairman and Chief Executive Officer	March 12, 2009
/s/ MARGARET FEENEY Margaret Feeney Executive Vice President and Chief Financial Officer	March 12, 2009

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        The information called for by Items 10, 11, 12, 13, and 14 is incorporated herein by reference from the definitive proxy statement to be filed by the Company in connection with its 2009 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS and FINANCIAL STATEMENT SCHEDULE (UPDATE)

(a)	1.	The financial statements listed in the "Index To The Consolidated Financial Statements" on page F-2 are filed as a part of this report.
	2.	The financial statement schedule is included on page F-36. Other schedules may be omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.
	3.	Exhibits[9]

3.1	Articles of Incorporation of the Company and all amendments thereto(2)
3.2	Bylaws of the Company(1)
10.1	Lease, dated July 28, 2003, between the Company, as Tenant, and New 1440 Broadway Partners, LLC, as Landlord, for the Company's offices at 1440 Broadway, New York, New York(6)
10.2	2000 Stock Option Plan of the Company(3)(10)
10.3	Form of Option Agreement relating to Options issued under the 2000 Stock Option Plan(4)(10)
10.4	2003 Stock Option Plan of the Company(5)(10)
10.5	Form of Option Agreement relating to Options issued under the 2003 Stock Option Plan(6)(10)
10.6	2008 Stock Option Plan of Company(9)(10)

10.13	Employment Agreement, dated February 24, 2009, between the Company and Thomas E. Reinckens(10)
10.14	Employment Agreement, dated July 3, 2007, between the Company and Adrienne Kantor(7)(10)
10.15	Employment Agreement, dated July 3, 2007, between the Company and Robert Kantor(7)(10)
10.16	Severance Agreement, dated February 6, 2008, between the Company and Brian P. Woolf(8)(10)
12.1	Statements re: Computation of Ratios
23.1	Consent of MHM Mahoney Cohen CPAs (The New York Practice of Mayer Hoffman McCann P.C.)
23.2	Consent of Mahoney Cohen and Company, CPA, P.C.
23.3	Consent of Deloitte & Touche LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)
Incorporated by reference to the Company's Definitive Proxy Statement filed on October 6, 2003.

(6)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

(7)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007.

(8)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

(9)
Incorporated by reference to the Company's Current Report on Form 8-K, dated July 11, 2008.

(10)
Exhibits 10.2 through 10.6, 10.13 through 10.16 are management contracts or compensatory plans or arrangements, which are required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

  A Stockholder may obtain a copy of any of the exhibits included in the Annual Report on Form 10-K upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, by written request to CACHE, Inc., at 1440 Broadway, 5th Floor, New York, New York 10018 Attention: Chief Financial Officer.

(b)
Reports on Form 8-K.

        None.

Signatures

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2009	CACHE, INC. (Registrant)
	By:	/s/ THOMAS E. REINCKENS
Thomas E. Reinckens Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS E. REINCKENS Thomas E. Reinckens	Chairman of the Board and Chief Executive Officer	March 12, 2009
/s/ MARGARET FEENEY Margaret Feeney	Executive Vice President (Chief Financial Officer)	March 12, 2009
/s/ GENE GAGE Gene Gage	Director	March 12, 2009
/s/ ARTHUR S. MINTZ Arthur S. Mintz	Director	March 12, 2009
/s/ ANDREW M. SAUL Andrew M. Saul	Director	March 12, 2009
/s/ MORTON J. SCHRADER Morton J. Schrader	Director	March 12, 2009

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED DECEMBER 27, 2008,
DECEMBER 29, 2007,
AND
DECEMBER 30, 2006

CACHE, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cache, Inc.
New York, New York

        We have audited the accompanying consolidated balance sheet of Cache, Inc. and subsidiaries as of December 27, 2008, as well as the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. We also have audited Cache, Inc.'s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In addition, our audit included the financial statement schedule listed in the Index at Item 15 for the year ended December 27, 2008. Cache, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting and for the financial statement schedule. Our responsibility is to express opinions on these consolidated financial statements, on the company's internal control over financial reporting and on the financial statement schedule based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cache, Inc. and subsidiaries as of December 27, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Cache, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In addition, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ MHM Mahoney Cohen CPAs

(The New York Practice of Mayer Hoffman McCann P.C.)

New York, New York
March 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cache, Inc.
New York, New York

        We have audited the accompanying consolidated balance sheet of Cache, Inc. and subsidiaries as of December 29, 2007, as well as the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15 for the year ended December 29, 2007. Cache, Inc.'s management is responsible for these consolidated financial statements and the financial statement schedule. Our responsibility is to express opinions on these consolidated financial statements and on the financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinions.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cache, Inc. and subsidiaries as of December 29, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for the year ended December 29, 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Mahoney Cohen and Company, CPA, P.C.

New York, New York
March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cache, Inc.
New York, New York

        We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Cache, Inc. and subsidiaries (the "Company") for the year ended December 30, 2006. Our audit also included financial statement schedule listed in the Index at Item 15 for the year ended December 30, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for the year ended December 30, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," as revised, effective January 1, 2006.

/S/  Deloitte & Touche LLP

New York, New York
March 15, 2007

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 27, 2008	December 29, 2007
ASSETS
CURRENT ASSETS
Cash and equivalents (Note 1)	$4,835,000	$7,243,000
Marketable securities (Note 2)	25,153,000	42,887,000
Receivables, net (Note 3)	3,898,000	4,788,000
Income tax receivable (Note 3)	5,883,000	691,000
Inventories, net (Note 4)	22,321,000	30,547,000
Prepaid expenses and other current assets	1,795,000	1,774,000

Total Current Assets	63,885,000	87,930,000
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Notes 5 and 10)	43,320,000	49,298,000
GOODWILL (Note 6)	9,092,000	10,089,000
INTANGIBLE ASSETS, net (Note 6)	1,304,000	1,423,000
OTHER ASSETS	1,924,000	385,000

Total Assets	$119,525,000	$149,125,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,375,000	$10,510,000
Note payable (Note 6)	1,259,000	1,586,000
Accrued compensation	1,713,000	1,910,000
Accrued liabilities (Note 7)	11,077,000	14,252,000

Total Current Liabilities	20,424,000	28,258,000
NOTE PAYABLE (Note 6)	3,143,000	4,348,000
OTHER LIABILITIES (Note 11)	16,795,000	16,172,000
DEFERRED INCOME TAXES, net (Note 13)	—	83,000
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Common stock, par value $.01; authorized, 20,000,000 shares; issued 16,410,036 and 16,319,358 shares (Note 14)	164,000	163,000
Additional paid-in capital	47,155,000	46,136,000
Retained earnings	71,053,000	78,175,000
Treasury stock, 3,372,000 and 1,695,032 shares, at cost (Note 14)	(39,209,000)	(24,210,000)

Total Stockholders' Equity	79,163,000	100,264,000

Total Liabilities and Stockholders' Equity	$119,525,000	$149,125,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 27, 2008	December 29, 2007	December 30, 2006
NET SALES	$265,728,000	$274,458,000	$278,992,000
COST OF SALES, including buying and occupancy (Note 12)	156,036,000	147,474,000	145,886,000

GROSS PROFIT	109,692,000	126,984,000	133,106,000

EXPENSES
Store operating expenses	95,339,000	97,023,000	94,556,000
General and administrative expenses	21,296,000	22,725,000	21,246,000
Store exit costs (Note 9)	2,757,000	(78,000)	5,677,000
Impairment charges (Notes 6 and 10)	2,137,000	—	—

TOTAL EXPENSES	121,529,000	119,670,000	121,479,000

OPERATING INCOME (LOSS)	(11,837,000)	7,314,000	11,627,000

OTHER INCOME (EXPENSE)
Interest expense	(243,000)	(151,000)	—
Interest income	706,000	2,453,000	2,523,000
Miscellaneous income	—	299,000	—

TOTAL OTHER INCOME	463,000	2,601,000	2,523,000

INCOME (LOSS) BEFORE INCOME TAXES	(11,374,000)	9,915,000	14,150,000
INCOME TAX PROVISION (BENEFIT) (Note 13)	(4,252,000)	3,394,000	5,879,000

NET INCOME (LOSS)	$(7,122,000)	$6,521,000	$8,271,000

BASIC EARNINGS (LOSS) PER SHARE	$(0.53)	$0.41	$0.52

DILUTED EARNINGS (LOSS) PER SHARE	$(0.53)	$0.40	$0.51

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	13,329,000	15,966,000	15,849,000

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	13,329,000	16,200,000	16,218,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Shares	Amount	Total
Balance at December 31, 2005	15,770,553	$158,000	$35,455,000	$63,383,000	—	$—	$98,996,000
Net income	—	—	—	8,271,000	—	—	8,271,000
Tax benefit from stock option exercises	—	—	1,790,000	—	—	—	1,790,000
Issuance of common stock	505,155	5,000	5,967,000	—	—	—	5,972,000
Stock based compensation	—	—	1,434,000	—	—	—	1,434,000

Balance at December 30, 2006	16,275,708	163,000	44,646,000	71,654,000	—	—	116,463,000

Net income	—	—	—	6,521,000	—	—	6,521,000
Tax benefit from stock option exercises	—	—	92,000	—	—	—	92,000
Issuance of common stock	43,650	—	563,000	—	—	—	563,000
Stock based compensation	—	—	835,000	—	—	—	835,000
Repurchase of common stock	—	—	—	—	1,695,032	(24,210,000)	(24,210,000)

Balance at December 29, 2007	16,319,358	163,000	46,136,000	78,175,000	1,695,032	(24,210,000)	100,264,000

Net loss	—	—	—	(7,122,000)	—	—	(7,122,000)
Tax benefit from stock option exercises	—	—	160,000	—	—	—	160,000
Issuance of common stock	90,678	1,000	560,000	—	—	—	561,000
Stock based compensation	—	—	299,000	—	—	—	299,000
Repurchase of common stock	—	—	—	—	1,676,968	(14,999,000)	(14,999,000)

Balance at December 27, 2008	16,410,036	$164,000	$47,155,000	$71,053,000	3,372,000	$(39,209,000)	$79,163,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Cash flows From Operating Activities:
Net income (loss)	$(7,122,000)	$6,521,000	$8,271,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,774,000	12,124,000	11,026,000
Impairment charges	2,137,000	—	—
Write down of equipment and leasehold improvements, net of deferred rent	1,570,000	—	—
Provision for sales allowances and doubtful accounts	(123,000)	234,000	—
Deferred income taxes	(1,474,000)	(1,875,000)	(25,000)
Excess tax benefit from stock-based compensation	(160,000)	(92,000)	(1,790,000)
Amortization of deferred rent	(1,996,000)	(1,875,000)	(1,137,000)
Amortization of deferred income for co-branded credit card	(218,000)	—	—
Gift card breakage	(287,000)	(293,000)	(2,545,000)
Other	—	(21,000)	(29,000)
Stock-based compensation	299,000	835,000	1,434,000
Non-cash Lillie Rubin exit costs	—	(78,000)	3,827,000
Non-cash interest expense on note payable	54,000	73,000	—
Change in assets and liabilities:
Decrease (increase) in receivables and income tax receivable	(4,019,000)	1,259,000	543,000
Decrease (increase) in inventories	8,226,000	5,295,000	(2,319,000)
Decrease (increase) in prepaid expenses and other current assets	(169,000)	3,247,000	(330,000)
Decrease in accounts payable	(4,135,000)	(1,192,000)	(6,702,000)
Increase in accrued liabilities and accrued compensation	1,038,000	6,267,000	2,448,000

Net cash provided by operating activities	6,395,000	30,429,000	12,672,000

Cash Flows From Investing Activities:
Purchase of marketable securities	(42,118,000)	(88,880,000)	(81,264,000)
Maturities of marketable securities	59,852,000	88,087,000	75,690,000
Purchase of equipment and leasehold improvements	(10,673,000)	(12,094,000)	(12,250,000)
Purchase of assets from Adrienne Victoria Designs	—	(5,710,000)	—

Net cash provided by (used in) investing activities	7,061,000	(18,597,000)	(17,824,000)

Cash Flows From Financing Activities:
Net proceeds from secondary common stock offering	—	—	4,409,000
Proceeds from the issuance of common stock	561,000	563,000	1,563,000
Excess tax benefit from stock-based compensation	160,000	92,000	1,790,000
Repayment of note payable	(1,586,000)	(397,000)	—
Repurchase of common stock	(14,999,000)	(24,210,000)	—

Net cash provided by (used in) financing activities	(15,864,000)	(23,952,000)	7,762,000

Net increase (decrease) in cash and equivalents	(2,408,000)	(12,120,000)	2,610,000
Cash and equivalents, at beginning of period	7,243,000	19,363,000	16,753,000

Cash and equivalents, at end of period	$4,835,000	$7,243,000	$19,363,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        Cache, Inc. (together with its subsidiaries, the "Company") owns and operates two chains of women's apparel specialty stores, of which 287 stores (as of December 27, 2008) are operated under the trade name "Cache" and nine stores are operated under the trade name "Cache Luxe". The Company specializes in the sale of high fashion women's apparel and accessories in the better to expensive price range.

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

        The most significant estimates made by management include those made in the areas of inventory; impairment of long lived assets and goodwill; deferred taxes; self insurance reserves; stock-based compensation, gift card breakage and sales returns and allowances. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

Fiscal Reporting Period

        The Company reports its annual results of operations based on fiscal periods comprised of 52 or 53 weeks, which is in accordance with industry practice. Results for fiscal 2008, 2007 and 2006 include 52 weeks.

Fair Value of Financial Instruments

        The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to their short-term nature. The Company's note payable due to a related party (previous owners from AVD acquisition and employees of the Company) includes imputed interest at 5% as the fair market value of this note is not readily determinable because comparable instruments do not exist. The 5% imputed interest represented the Company's average return on its investment portfolio, at the inception of the note.

Cash and Equivalents

        The Company considers all highly liquid investments that mature within three months or less when purchased to be cash equivalents.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities

        Marketable securities at December 27, 2008 and December 29, 2007 primarily consist of short-term United States Treasury bills and tax-exempt municipal bonds. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company's held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments, as an adjustment to yield using the effective interest method. Interest income is recognized when earned. The fair value of our marketable securities totaled $25.2 million and $42.9 million as of December 27, 2008 and December 29, 2007, respectively.

Allowance for Doubtful Accounts.

        The allowance for doubtful accounts, which is regularly reviewed, is an estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is determined based on historical write-off experience and the current retailer environment. Balances over 90 days past due and over a specified amount are reviewed individually for collectability; other balances are considered on an aggregate basis considering the aging of balances. Account balances are written off against the allowance when it is probable the receivable will not be recovered. There is no off-balance sheet credit exposure related to the Company's customers. Management believes that the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts. During the 52 week period ended December 27, 2008, the Company recorded reserves of approximately $1.5 million, of which it utilized $1.6 million, resulting in an aggregate reserve amount of $111,000, as of December 27, 2008. The Company reserved $234,000 for such items, as of December 29, 2007. This amount is included as part of the sales allowance reserve, which is provided in supplemental schedules on page F-36.

Inventories

        Our finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation, which results in a carrying value at the lower of cost or market. For our AVD

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

division, which makes up approximately 18% of total inventory, the raw materials, work in process and finished goods inventories are valued at the lower of cost or market value, using the first-in-first-out valuation method. The Company ensures that the raw materials, work in process and finished goods are properly valued by taking into account any obsolescence and recording a reserve in accordance with our established policy.

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

        The Company evaluates finite-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No.144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS No. 144"). Finite-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. The Company evaluated its finite-lived assets during fiscal 2008, 2007, and 2006 and as a result, recorded an impairment charge of $1.1 million for 12 stores (see note 10), $73,000 for one store and $101,000 for one store during fiscal 2008, 2007 and 2006, respectively. Stores impaired during fiscal 2007 and 2006 were closed in the year subsequent to when the impairment charge was taken by the Company.

Goodwill and Intangible Assets

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on December 30, 2001. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment. During fiscal 2007, in connection with the acquisition of AVD, the Company recorded goodwill and other intangible assets. The Company performs impairment testing of its subsidiary—AVD, which considers the Company's fair value to determine whether an impairment charge related to the carrying value of the Company's recorded goodwill and other intangible assets is necessary. This is reevaluated annually during the fourth quarter, or more frequently if necessary. The Company considers many factors in evaluating whether the carrying value of the recorded goodwill will be recoverable. Factors used to determine this primarily include declines in stock price and the market capitalization in relation to the book value of the Company, discounted projected cash flows of the reporting unit and valuation of companies comparable to the reporting unit. During the fourth quarter of fiscal 2008, the instability of the U.S. economy resulted in the Company experiencing significant decreased sales. In addition, the capital markets volatility resulted in the Company stock price declining substantially, causing the Company's book value to exceed the market capitalization plus a reasonable control premium. The Company's impairment testing resulted in a fair value that was less than the carrying value of its subsidiary—AVD. As a result, Cache recorded an impairment charge of approximately $1.0 million against the carrying value of AVD's goodwill for the fiscal year ended December 27, 2008.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Self Insurance

        We are self-insured for losses and liabilities related primarily to employee health and welfare claims up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for fiscal 2008, 2007 and 2006. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. We maintain stop loss insurance coverage which covers us for benefits paid in excess of limits as defined in the plan.

Gift Cards, Gift Certificates and Credits

        The Company sells gift cards and gift certificates ("Gift Cards") and issues credits to its customers when merchandise is returned, which do not expire. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card and Merchandise Credit being redeemed by the customer is remote (Gift Card breakage), since the Company has determined that it does not have a legal obligation to remit the unredeemed value to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns and the remaining unredeemed percentage at the end of our historical data of 3.5 years. Historical redemptions of Gift Cards ranged from 64% in the first quarter to 0.03% in the fourteenth quarter subsequent to the issue date, resulting in an average of approximately 95% redeemed or 5% unredeemed Gift Cards over the historical data of 3.5 years. We have determined that redemption would be remote based on the fact that, by the fourteenth quarter since issue date, the redemption rate approximated 0%, indicating that the probability of such cards to be redeemed is remote. As such, we have recorded breakage income based upon this 5%, which is continually reviewed on a quarterly basis for propriety. Breakage income represents the balance of Gift Cards, for which the Company believes the likelihood of redemption by the customer is remote. At that time, the Company will recognize breakage income for those Gift Cards and record it under net sales.

        The Company recorded breakage income of $287,000, $293,000 and $2.5 million during fiscal years ended 2008, 2007 and 2006, respectively.

Revenue Recognition

        Sales are recognized at the "point of sale," which occurs when merchandise is sold in an "over-the-counter" transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges/(credits) to earnings resulting from revisions to estimates on our sales return provision were approximately ($202,000), ($93,000) and $42,000 for fiscal 2008, 2007 and 2006, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred at our stores for shipping and handling is included in cost of sales and costs of $363,000 incurred for the shipping and handling of our Mary L. products is included in general and administrative expenses. The Company records revenues net of applicable sales tax.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In connection with the acquisition of AVD in fiscal 2007, the Company also acquired the rights to the "Mary L." trademark. Mary L. products are sold in upper tier department stores and as a result, Mary L. sales are included under net sales when the merchandise is shipped to the department stores. Mary L. sales are recorded net of any returns, chargebacks, discounts and allowances. The Company also maintains a reserve as a reduction to sales for potential returns, chargebacks, discounts and allowances.

        During the second quarter of fiscal 2007, Cache introduced a co-branded customer credit card program. Under this program, the Company receives from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. During fiscal 2008 and 2007, the Company received $1.4 million and $585,000, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards was $218,000 in fiscal 2008 and insignificant in fiscal 2007.

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

        The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded was insignificant in fiscal 2008 and 2007.

        Seasonality.    We experience seasonal and quarterly fluctuations in net sales and operating income. Quarterly results of operations may fluctuate significantly as a result of a variety of factors, including macroeconomics conditions, the timing of new store openings, fashion trends and shifts in timing of certain holidays. Our business is subject to seasonal influences, characterized in years other than fiscal 2008 by highest sales during the fourth quarter (October, November and December) and lowest sales during the third quarter (July, August and September). We believe that historical quarterly trends were disrupted in fiscal 2008 by macroeconomic conditions during the second half of the fiscal year.

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

        To account for construction allowance reimbursements from landlords and rent holidays, the Company records a deferred rent liability included in other long-term liabilities on the consolidated balance sheets and amortizes the deferred rent over the lease term, as a reduction to rent expense on

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the consolidated statements of operations. For leases containing rent escalation clauses, the Company records minimum rent expense on a straight-line basis over the lease term on the consolidated statement of operations. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

Advertising costs

        Costs associated with advertising are charged to store operating expense when the advertising first takes place. The Company spent $10.7 million, $12.6 million and $11.9 million on advertising in fiscal 2008, 2007, and 2006, respectively.

Pre-Opening Store Expenses

        Expenses associated with the opening of new stores are expensed as incurred.

Employee Benefit Plan

        Employees are eligible to participate in the Company's 401(k) plan if they have been employed by the Company for one year, have reached age 21, and work at least 1,000 hours annually. Generally, employees can defer up to 18% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The Company can make a discretionary matching contribution for the employee. Employer contributions to the plan for fiscal 2008, 2007 and 2006 were $420,000, $403,000 and $236,000, respectively.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company's best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of December 27, 2008, the Company has recorded a $331,000 reserve, net of federal benefit for potential tax contingencies. No such reserves were recorded as of December 29, 2007.

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

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The cumulative effect of adoption of FIN 48 did not result in any adjustment in the Company's liability for unrecognized income tax benefits.

Balance at December 29, 2007	$—
Additions based on tax positions related to the current year	—
Additions for tax positions for prior years	331,000
Reductions for tax positions for prior years due to lapse of applicable statute of limitations	—
Settlements	—

Balance at December 27, 2008	$331,000

        Included in the above ending balance are tax positions of $331,000, which, if recognized, would favorably affect the effective tax rate.

        The Company's continuing practice is to include estimated interest and penalties, if any, in computing the amount that is recognized within income tax expense relating to uncertain income tax positions. As of December 27, 2008, the Company had accrued $182,000 of interest and penalties related to uncertain tax positions, which is included in the $331,000 tax contingency noted above.

        Although the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company's accrued position. Accordingly, the Company's provisions on federal, state and local tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of December 27, 2008, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

        The Company and certain of its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions.

        The Company had previously reached agreement with the IRS and closed the audit of fiscal year 2005, with no change to the tax return.

        As for state and local income taxes, with few exceptions, the Company is no longer subject to state and local income tax examinations by taxing authorities for years prior to 2004.

Stock-Based Compensation

        On January 1, 2006, the Company adopted SFAS No. 123(R) "Share-Based Payment" requiring the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of employee share- based awards. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Prior to adopting SFAS No. 123(R), the Company applied Accounting Principles Board ("APB") Opinion No. 25, and related Interpretations, in accounting for its share-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted. (See Note 14).

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

        Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted- average number of common shares outstanding for the period. Diluted earnings per share also includes the dilutive effect of potential common shares (dilutive stock options) outstanding during the period.

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

Segment Reporting

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about a company's operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in two segments—the operation of specialty retail stores and wholesale. Revenues from external customers are derived from merchandise sales and we do not rely on any major customers as a source of revenue. The Company performed an analysis of its wholesale division, Mary L., which it acquired in connection with the acquisition of AVD in fiscal 2007 and has determined that the results of operations of the Mary L. division were insignificant in fiscal 2008 and 2007. The chart below is that of retail segment only.

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Sportswear	60.7%	58.7%	65.7%
Dresses	30.4	32.1	24.5
Accessories	8.9	9.2	9.8

Total	100.0%	100.0%	100.0%

Concentration

        The Company has five major suppliers, which accounted for approximately 12% of our purchases during fiscal 2008, and our largest supplier accounted for 4% of our purchases during fiscal 2008. The loss of any of these suppliers could adversely affect the Company's operations.

Recent Accounting Developments

        During September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

basis in financial statements, are effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2008 for the Company). In February 2008, the FASB issued FASB Staff Positions ("FSP") 157-1, which amended SFAS 157 to remove leasing transactions accounted for under SFAS 13, "Accounting for Leases" and FSP 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company). The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 30, 2007, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company is currently evaluating the impact of SFAS No. 157 for nonfinancial assets and liabilities on its consolidated financial statements. The Company does not expect to have a material impact on its consolidated financial statements upon adoption.

        During December 2007, the FASB issued SFAS No. 160, "Noncontrolling interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect this statement to have a material impact on its consolidated financial statements upon adoption.

        During December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, acquisition costs will generally be expensed as incurred. The revised statement also includes a substantial number of new disclosure requirements. SFAS 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how they affect an entity's financial position, financial performance, and cash flows. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect this statement to have a material impact on its consolidated financial statements upon adoption.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement became effective November 15, 2008 following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles," which occurred in September 2008. The Company did not have a material impact on its consolidated financial statements from the adoption of SFAS No. 162.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company's adoption of SFAS 163 will not have a material effect on the Consolidated Financial Statements.

Supplemental Statements of Cash Flow Information

        The Company accrued $243,000 and $151,000 for interest expense on a note payable in connection with the acquisition of AVD, of which, $263,000 and $78,000 was paid during fiscal 2008 and 2007, respectively. No interest charges were paid in fiscal 2006. As a result of the acquisition of AVD, the Company issued a note for $6.3 million during fiscal 2007. During fiscal 2008, 2007 and 2006, the Company paid $1.9 million, $3.8 million and $5.9 million in income taxes, respectively. In addition, during fiscal 2008, 2007 and 2006, the Company accrued equipment and leasehold improvements of $216,000, $752,000 and $2.0 million, respectively.

Reclassification

        To conform to the 2008 presentation, a reclassification has been made to the 2007 Consolidated Balance Sheet and to the 2007 and 2006 Consolidated Statement of Cash Flows due to the segregation of income tax receivable as a separate line item.

NOTE 2. FAIR VALUE MEASUREMENT

        Effective December 30, 2007, the Company adopted SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

  •
  Level 1—Unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

  •
  Level 2—Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

  •
  Level 3—Unobservable inputs that reflect assumptions about what market participants would use in pricing assets or liabilities based on the best information available.

        As of December 27, 2008, the Company's marketable securities primarily consist of short-term United States Treasury bills and tax-exempt municipal bonds. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company's held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. FAIR VALUE MEASUREMENT (Continued)

amortization or accretion of premiums or discounts and such carrying values approximate fair value. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

        Effective December 30, 2007, the Company adopted SFAS No. 159, which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States of America.

        The fair value of our marketable securities, which was determined based upon Level 1 inputs, totaled $25.2 million and $42.9 million as of December 27, 2008 and December 29, 2007, respectively. For the fiscal periods ended December 27, 2008 and December 29, 2007, the aggregate amount of marketable securities (maturing greater than 90 days and less than one year) totaled approximately $25.2 million and $42.9 million, respectively. The Company noted small variances between the book value and fair value due to the remaining unamortized premiums. As a result, no impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments. Interest income is recognized when earned.

NOTE 3. RECEIVABLES

	December 27, 2008	December 29, 2007
Construction allowances	$536,000	$683,000
Third party credit cards	2,382,000	2,522,000
Accounts receivable, net	184,000	596,000
Other	796,000	987,000

	$3,898,000	$4,788,000

        Accounts receivable, net includes sales from Mary L., which are recorded net of any returns, chargebacks, discounts and allowances. As of December 27, 2008 and December 29, 2007, the Company recorded $111,000 and $234,000, respectively, for such items.

        During fiscal 2008, the Company recorded an income tax receivable of $5.9 million, which resulted from estimated tax payments of $2.5 million made during fiscal 2008 and 2007 combined with a refund of $3.4 million, generated as a result of the carry back on the net loss incurred during the current fiscal year. Income tax receivable of $691,000 was recorded during fiscal 2007 due to overpayments on the estimated tax payments made during fiscal 2007.

NOTE 4. INVENTORIES

	December 27, 2008	December 29, 2007
Raw materials	$2,136,000	$1,242,000
Work in process	1,614,000	832,000
Finished goods	18,571,000	28,473,000

	$22,321,000	$30,547,000

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	December 27, 2008	December 29, 2007
Leasehold improvements	$54,539,000	$55,088,000
Furniture, fixtures, and equipment	52,752,000	49,772,000

	107,291,000	104,860,000
Less: accumulated depreciation and amortization	(63,971,000)	(55,562,000)

	$43,320,000	$49,298,000

        Store operating and general and administrative expenses include depreciation and amortization expense of $12.6 million, $12.1 million and $11.0 million for the fiscal years ended 2008, 2007 and 2006, respectively. The Company took an impairment charge during fiscal 2008 on its long lived assets, see Note 10 herein for additional details.

NOTE 6. ACQUISITION OF ADRIENNE VICTORIA DESIGNS, INC.

        On July 3, 2007, the Company, through a wholly-owned subsidiary which was created in connection with the acquisition, acquired certain assets of Adrienne Victoria Designs, Inc. ("AVD"), our largest vendor. Under the terms of the agreement, the Company made cash payments totaling $5.7 million, including transaction costs. The agreement also calls for the payment of a note payable of $7.0 million ($6.3 million net of imputed interest of 5%) to be paid over 5 years, as well as contingent payments, not to exceed $5.5 million, based upon earn-out provisions to be paid also over 5 years, if certain conditions are met. The Company acquired certain assets of AVD, a design, sourcing and manufacturing company, in order to increase operating efficiencies and increase shareholder value. The acquisition was accounted for in the third quarter of fiscal 2007, using the purchase method in accordance with SFAS No. 141, "Business Combinations". Accordingly, the assets acquired were recorded at their fair values and operating results were included in our financial statements from the date of acquisition. The settlement amount, which was paid during fiscal 2008, of the preexisting relationship consisted of a general liability that arose from the purchase of goods in our ordinary course of business. The purchase price was allocated based upon an independent third party appraisal.

        The acquisition consideration and allocation of that consideration are as follows:

Acquisition Consideration:
Cash consideration paid in fiscal 2007	$4,821,000
Additional cash consideration paid in fiscal 2008	609,000
Note issued	6,257,000
Transaction related fees	889,000

$12,576,000

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. ACQUISITION OF ADRIENNE VICTORIA DESIGNS, INC. (Continued)

Allocation of acquisition consideration:
Inventory	$1,013,000
Equipment and leasehold improvements	67,000
Other assets	27,000
Intangible assets	1,380,000
Goodwill	10,089,000

$12,576,000

        The Company completed its valuation of the assets acquired and calculated the value of goodwill and intangible assets to be approximately $11.5 million. Goodwill was recognized as the excess of the purchase price paid over the fair market value of the net assets acquired. The excess payment, which resulted in goodwill, was due to the Company purchasing the talent, experience and organization of a sourcing and production team, which it did not have prior to the acquisition. Consequently, due to the acquisition, Cache has positioned itself to increase its gross margin. The total goodwill recorded is expected to be deducted for tax purposes over the applicable period. The Company has determined that this is not a significant subsidiary in accordance with Regulation S-X and as such, pro-forma financial information is not required. The Company also has entered into employment agreements with Adrienne Kantor and Robert Kantor, the principal officers of AVD. These agreements will cover a period of 5 years, providing compensation and employee benefits.

        During the period ended December 29, 2007, the Company recorded a note payable to Robert Kantor and Adrienne Kantor, related to the acquisition of Adrienne Victoria Designs. The $6.3 million note, which will be paid over five years, has an imputed five percent interest rate. The note is payable in quarterly installments ranging from $163,000 to $475,000. As of December 27, 2008, maturities of the note payable are as follows:

Fiscal years ending:
2009	$1,259,000
2010	1,329,000
2011	1,339,000
2012	475,000

Total	$4,402,000

  Goodwill and Intangible Assets

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company's goodwill and its indefinite-lived intangible assets are reviewed annually for impairment or more frequently if impairment indicators arise. This annual valuation process, which is performed during the fourth quarter of each year, resulted in an impairment charge of approximately $1.0 million, which was recorded against the carrying value of AVD's goodwill for fiscal 2008. As a result of this impairment charge, the Company's goodwill as of December 27, 2008, reduced to $9.1 million from $10.1 million as

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. ACQUISITION OF ADRIENNE VICTORIA DESIGNS, INC. (Continued)

of December 29, 2007. The carrying amounts of intangible assets as of December 27, 2008 and December 29, 2007 are as follows:

	December 27, 2008	December 29, 2007
Indefinite-lived intangible assets:
Trademarks—Cache	$102,000	$102,000
Trademarks—Mary L	620,000	620,000

	722,000	722,000

Definite-lived intangible assets:
Customer relationships	300,000	300,000
Non-Compete agreements	300,000	300,000
Favorable market lease	160,000	160,000

	760,000	760,000
Less: accumulated amortization	(178,000)	(59,000)

	582,000	701,000

Total intangible assets, net	$1,304,000	$1,423,000

        General and administrative expenses include amortization expense of $119,000 and $59,000, for the fiscal years ended 2008 and 2007, respectively.

        The Company has determined that the lives of the reported intangibles, Customer relationships, Non-Compete agreements and Favorable market lease are 10, 7 and 3.5 years respectively. The following schedule lists the amortization amounts the Company will record over the next five years:

Fiscal years ending:
2009	$118,000
2010	119,000
2011	73,000
2012	73,000
2013	73,000

$456,000

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. ACCRUED LIABILITIES

	December 27, 2008	December 29, 2007
Operating expenses	$2,469,000	$3,954,000
Taxes, including income taxes	2,593,000	2,364,000
Share repurchase liability	—	2,033,000
Group insurance	656,000	557,000
Sales return reserve	550,000	752,000
Leasehold additions	216,000	752,000
Gift cards, merchandise credit cards and other customer deposits and credits	3,644,000	3,840,000
Lease termination cost (Note 9)	616,000	—
Deferred income	333,000	—

	$11,077,000	$14,252,000

        Leasehold additions generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.

NOTE 8. BANK DEBT

        During November 2005, the Company reached an agreement with its bank to amend the amount available under the Amended Revolving Credit Facility. Pursuant to the Amended Revolving Credit Facility, $17.5 million was available until expiration at November 30, 2008, which was extended to January 29, 2009. On January 27, 2009, the Company and Bank of America N.A. agreed to extend the line of credit until March 2, 2009, with a reduced credit line of $10.0 million. After consideration, given the Company's current strong liquidity position and expected liquidity needs, coupled with the onerous terms currently being offered by banks on credit facilities due to the ongoing credit crisis, the Company decided not to enter in to a new credit facility at the present time and as such, the existing credit line expired on March 2, 2009. There were no outstanding loans due to Bank of America, N.A., as of the expired date. The amounts outstanding under the credit facility bear interest at a maximum per annum rate equal to the bank's prime rate, which was 3.25% at December 27, 2008, less 0.25%. The agreement contains selected financial and other covenants. Effective upon the occurrence of an Event of Default under the Amended Revolving Credit Facility, the Company grants to the bank a security interest in the Company's inventory and certain receivables. The Company was in compliance with all financial loan covenants during the fiscal periods presented.

        There have been no borrowings against the line of credit during fiscal 2008 and 2007. There were outstanding letters of credit of $585,000 and $774,000 pursuant to the Amended Revolving Credit Facility at December 27, 2008 and December 29, 2007, respectively.

NOTE 9. STORE EXIT COSTS

        During the fiscal year ended December 27, 2008, the Company recorded a pre-tax charge of $2.8 million net of deferred rent, for asset write down and store closing costs for 16 underperforming

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. STORE EXIT COSTS (Continued)

stores. During this period, the Company also recorded payments for severance and lease termination costs. The schedule below identifies the exit costs and the payments made during fiscal 2008.

	Liability Balance Beginning of Year	Charges	Cash Payments	Liability Balance End of Period
Write down of equipment and leasehold improvements	$—	$2,319,000	$—	$—
Severance	—	198,000	119,000	79,000
Reversal of deferred rent liability	—	(750,000)	—	—
Lease termination costs	—	990,000	374,000	616,000

	$—	$2,757,000	$493,000	$695,000

        During fiscal 2006, the Company recorded a pre-tax charge of $5.7 million for store closing costs for the exit of the Lillie Rubin business. Included in the exit costs was a write down of leasehold improvements and furniture and fixtures for 19 stores in the amount of $4.4 million, write down of intangibles of $455,000, write down of supplies of $275,000, severance accrual of $400,000, as well as an accrual of $1.5 million for contractual termination costs negotiated prior to year-end. These costs were partially offset by the reversal of $1.3 million of deferred rent accruals. The Company closed 16 of the stores as of December 30, 2006. The Company closed the last three Lillie Rubin stores during the first fiscal quarter of fiscal 2007. The Company did not incur significant additional exit costs upon the closing of these remaining properties. The reversal in fiscal 2007 was due to the Company's conversion of one Lillie Rubin store into a Cache store.

        The following is a summary of the activity in the reserve for exit costs in fiscal 2007:

	Liability Balance Beginning of Year	Cash Payments	Reversals	Liability Balance End of Year
Contractual termination costs	$385,000	$307,000	$(78,000)	$—
Severance	43,000	43,000	—	—

NOTE 10. IMPAIRMENT CHARGE

        In accordance with SFAS 144"Accounting for Impairment or Disposal of Long-Lived Assets", impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment is based on the carrying amount of the asset at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of long-lived assets exceeds its fair value.

        Due to the inability of the Company to assess the fair market value of the Company's assets in its retail stores, as these assets are not traded in an active market, the Company determined its fair market value by computing the net present value of future cash flows by discounting those future cash flows using a risk free interest rate from a 10 year treasury note. To analyze stores for impairment, the

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. IMPAIRMENT CHARGE (Continued)

Company compared the undiscounted future cash flows against the carrying value of the long lived assets, as of December 27, 2008, for each store and as a result, identified 12 stores where the sum of undiscounted future cash flows were less than the corresponding carrying amounts. The Company then compared the net present value of future cash flows for these 12 stores against the carrying amount of the long lived assets and as a result of the excess carrying value over the computed net present value, the Company recorded an impairment charge of $1.1 million for the 12 stores identified. As a result of this impairment charge, which was recorded during the fourth quarter of fiscal 2008, the Company also adjusted the cost basis of the long lived assets at the affected stores in accordance with SFAS 144.

NOTE 11. OTHER LIABILITIES

        Other liabilities consists of accruals of future rent escalations, unamortized landlord construction allowances and deferred income from co-branded credit card.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Leases

        At December 27, 2008, the Company was obligated under operating leases for the corporate office, location of our AVD subsidiary and various store locations expiring at various times through 2019. The terms of the leases generally provide for the payment of minimum annual rentals, contingent rentals based on a percentage of sales in excess of a stipulated amount, and a portion of promotional funds, common area maintenance and heating, ventilation and air conditioning charges. Most leases contain leasehold improvement reimbursements from landlords and/or rent holidays. In recognizing landlord incentives and minimum rent expenses, the Company amortizes the charges on a straight line basis over the lease term.

        Store rental expense related to these leases, included in cost of sales, consisted of the following:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Minimum rentals	$24,726,000	$24,432,000	$25,029,000
Contingent rentals	11,640,000	11,536,000	10,977,000

	$36,366,000	$35,968,000	$36,006,000

        Future minimum payments under non-cancelable operating leases consisted of the following at December 27, 2008:

Fiscal years ending:
2009	$26,508,000
2010	24,999,000
2011	23,345,000
2012	20,864,000
2013	17,861,000
Thereafter	32,847,000

Total future minimum lease payments	$146,424,000

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. COMMITMENTS AND CONTINGENCIES (Continued)

        The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 0.4% of minimum rent expense in fiscal 2008, or variable costs such as promotional funds, common area maintenance and heating, ventilation and air conditioning charges, which represented approximately 31.8% of minimum rent expense in fiscal 2008.

Other Commitments

        The following tables summarize our other commitments as of December 27, 2008:

	Payments Due in Period
	Total	2009	2010	2011	2012	2013	Thereafter
	(in thousands)
Other Obligations
Employment Contracts	$1,720	$785	$485	$300	$150	$—	$—
Purchase Obligations	12,667	12,667	—	—	—	—	—
Letters of credit	585	585	—	—	—	—	—

Total	$14,972	$14,037	$485	$300	$150	$—	$—

        We issue letters of credit primarily for the importation of merchandise inventories and as security deposit for our corporate office. The Company does not have any off-balance sheet financing arrangements.

        On February 24, 2009, Cache entered into a new employment agreement with the Company's current Chairman and Chief Executive Officer—Thomas E. Reinckens. The agreement commenced on February 24, 2009 for a term of 3 years expiring on February 23, 2012. The previous agreement expired in February 2009.

Contingencies

        On July 3, 2007, the Company, through a wholly-owned subsidiary which was created in connection with the acquisition, acquired certain assets of AVD, our largest vendor. Under the terms of the agreement, Cache is obligated to make contingent payments, not to exceed $5.5 million, based upon earn-out provisions to be paid over 5 years, if certain conditions are met. During fiscal 2008, the earn-out provision was not achieved; therefore, Cache was not obligated to make any cash payments.

        The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss. The Company had no guarantees, subleases or assigned lease obligations as of December 27, 2008 and December 29, 2007.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. INCOME TAXES

        The provision (benefit) for income taxes includes:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Current:
Federal	$(3,412,000)	$4,589,000	$5,536,000
State	634,000	680,000	368,000

	(2,778,000)	5,269,000	5,904,000

Deferred:
Federal	(898,000)	(1,609,000)	(59,000)
State	(576,000)	(266,000)	34,000

	(1,474,000)	(1,875,000)	(25,000)

Provision (benefit) for income taxes	$(4,252,000)	$3,394,000	$5,879,000

        The Company's effective tax rate, as a percent of income before income taxes, differs from the statutory federal tax rates as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Effective federal tax rate	34.0%	34.0%	35.0%
Federal benefit on NOL carry back over 34%	0.7%	0.0%	0.0%
State and local income taxes, net of federal tax benefit	1.2%	2.7%	3.5%
Other net, primarily permanent differences	1.5%	(2.5)%	3.0%

Provision for income taxes	37.4%	34.2%	41.5%

        The major components of the Company's net deferred tax assets (liabilities) at December 27, 2008 and December 29, 2007 are as follows:

Current	December 27, 2008	December 29, 2007
Group insurance	$251,000	$271,000
Sales return reserve	211,000	295,000
Inventory	464,000	353,000
Prepaid expenses	(491,000)	(350,000)

Total Current	$435,000	$569,000

Non Current	December 27, 2008	December 29, 2007
State tax net operating loss carryforwards	$481,000	$71,000
Deferred rent	1,377,000	1,320,000
Deferred construction allowances	(3,768,000)	(2,205,000)
Other (principally depreciation expense)	3,436,000	731,000

Total Non current	$1,526,000	$(83,000)

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. STOCK BASED COMPENSATION

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

        The Company's 2003 Stock Option Plan provides for the granting of either ISO's or non-qualified options to purchase up to 1,350,000 shares of common stock. As of December 27, 2008, there were 526,032 shares under the 2003 plan available for future grant. All of the Company's prior stock option plans have expired as to the ability to grant new options.

        The Company's 2008 Stock Option Plan provides for the granting of either ISO's or non-qualified options to purchase up to 800,000 shares of common stock. The shares available for issuance under the 2008 Stock Option and Performance Incentive Plan are comprised of the following: (i) unissued shares of Common Stock previously available for issuance under the Company's 2003 Stock Option and Performance Incentive Plan, which were never granted or issued and are being carried forward into the Company's 2008 Stock Option and Performance Incentive Plan, and (ii) additional shares of Common Stock not previously available for issuance under incentive compensation plans.

        Stock awards outstanding under the Company's current plans have generally been granted at prices which are equal to the market value of our stock on the date of grant, generally vest over four years and expire no later than ten years after the grant date. Effective January 1, 2006, we recognized compensation expense ratably over the vesting period, net of estimated forfeitures. As of December 27, 2008, there was $519,000 of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.1 years. The total intrinsic value of options exercised during the 52 week period ended December 27, 2008 was approximately $469,000.

        In accordance with SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions below for grants in the respective periods:

	2008 Grants	2007 Grants
Expected dividend rate	$0.00	$0.00
Expected volatility	36.1%	35.4 – 36.9%
Risk free interest rate	2.6%	4.7 – 5.0%
Expected lives (years)	4.0	4.0

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. STOCK BASED COMPENSATION (Continued)

        The weighted average fair value of options granted during fiscal years ended December 27, 2008 and December 29, 2007 were $3.14 and $5.06, respectively. There were no options granted during fiscal 2006.

Stock Plans

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

        The following table summarizes all stock option transactions for the three fiscal years ended December 27, 2008:

	Weighted Average Shares	Exercise Prices
Shares under option as of December 31, 2005	1,481,500	$10.85
Options exercised in 2006	(298,997)	5.12
Options cancelled in 2006	(42,875)	13.33

Shares under options as of December 30, 2006	1,139,628	12.26
Options granted in 2007	155,000	14.38
Options exercised in 2007	(43,650)	12.91
Options canceled in 2007	(18,875)	12.32

Shares under options as of December 29, 2007	1,232,103	12.51
Options granted in 2008	15,000	9.81
Options exercised in 2008	(90,678)	6.19
Options canceled in 2008	(423,750)	12.94

Shares under option as of December 27, 2008	732,675	$12.98

Options Exercisable at:	Number of Shares	Weighted average exercise price
December 30, 2006	732,628	$11.93
December 29, 2007	1,017,853	$12.22
December 27, 2008	503,425	$12.69

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. STOCK BASED COMPENSATION (Continued)

        Significant option groups outstanding at December 27, 2008 and related weighted average price and life information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Life (Years)
1/23/08	15,000	0	$9.81	10
7/5/07	100,000	0	14.40	9
6/19/07	55,000	0	14.34	9
8/30/05	25,000	12,500	16.40	7
5/3/05	70,000	31,500	11.53	6
5/2/05	10,000	4,500	11.61	6
4/25/05	5,000	2,250	11.00	6
1/22/04	52,500	52,500	15.17	5
7/22/03	389,175	389,175	12.65	5
10/2/01	11,000	11,000	$2.13	3

        A summary of the changes in stock options outstanding during the 52-week period ended December 27, 2008 is presented below:

	Total Outstanding				Currently Exercisable
	Number of Options	Average Price(1)	Average Life(2)	Aggregate Intrinsic Value(3)	Number of Options	Average Price(1)	Average Life(2)	Aggregate Intrinsic Value(3)
December 29, 2007	1,232,103	$12.51	6.25	$470,503	1,017,853	$12.22	5.68	$470,503
Granted	15,000	9.81			—	—
Vested					—	—
Canceled/forfeited	(423,750)	12.94			(423,750)	12.94
Exercised	(90,678)	6.19			(90,678)	6.19

December 27, 2008	732,675	$12.98	5.86	$—	503,425	$12.69	4.84	$—

(1)
Weighted-average exercise price.

(2)
Weighted-average contractual life remaining in years.

(3)
The aggregate intrinsic values in the table above are based on the Company's closing stock price as of the last business day of the periods ended December 27, 2008 and December 29, 2007, which was $1.89 and $9.92, respectively.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. STOCK BASED COMPENSATION (Continued)

        Prior to the adoption of SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised ("excess tax benefits") be classified as financing cash flows. For the 52-week period ended December 27, 2008 and December 29, 2007, there was $160,000 and $92,000 respectively, of excess tax benefits realized from the exercise of stock options.

        As of December 27, 2008, there was approximately $519,000 of future compensation cost related to nonvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the year ended December 27, 2008 was $299,000. The following table represents as of December 27, 2008 the share-based compensation expense to be recognized in future periods:

Fiscal years ending:	Compensation Expense on Stock Options
2009	$234,000
2010	187,000
2011	98,000

$519,000

  Repurchase Program

        On July 30, 2007, the Company's Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 1,000,000 shares of Company common stock, either through the open market or in privately negotiated transactions in accordance with SEC requirements, in either case, at the prevailing market rate. The program began in August 2007. There is no expiration date governing the period over which the Company can repurchase shares. On November 6, 2007, the Company's Board of Directors authorized the repurchase of an additional 500,000 shares. On December 26, 2007, the Board of Directors authorized the repurchase of an additional 500,000 shares, bringing the total authorization to 2,000,000 shares. During the second half of fiscal 2007, the Company repurchased, in the open market, 1,695,032 shares at a cost of $24.2 million or $14.28 per share.

        On January 2, 2008, the Board of Directors authorized the repurchase of an additional 1,000,000 shares, and on February 5, 2008, the Board of Directors authorized the repurchase of an additional 500,000 shares, bringing the total authorization to 3,500,000 shares. During fiscal 2008, the Company repurchased, in the open market, 1,676,968 shares at a cost of $15.0 million or $8.94 per share. As of December 27, 2008, the Company repurchased, in the open market, 3,372,000, leaving an additional 128,000 shares available for repurchase from the 2007 and 2008 share repurchase program.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. EARNINGS PER SHARE

        The following table sets forth the computations of basic and diluted earnings per share:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Net income (loss)	$(7,122,000)	$6,521,000	$8,271,000
Net income (loss) per share—basic	$(0.53)	$0.41	$0.52
Net income (loss) per share—diluted	$(0.53)	$0.40	$0.51
Weighted average common shares outstanding	13,329,000	15,966,000	15,849,000
Dilutive effect of stock options	—	234,000	369,000
Weighted average common and potentially dilutive common shares	13,329,000	16,200,000	16,218,000

        Options to purchase 732,675 common shares were excluded from the computation of diluted earnings per share for the year ended December 27, 2008 due to the net loss incurred by the Company. Options to purchase 10,000 common shares at an exercise price of $18.30 per share were outstanding during fiscal 2006, but were not included in the computation of dilutive earnings per share because to do so would have been anti-dilutive.

NOTE 16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First Quarter		Second Quarter	Third Quarter		Fourth Quarter
	(In thousands, except per share data)
52 weeks ended December 27, 2008
Net sales	$67,708		$73,973	$58,139		$65,908
Gross profit	28,415		34,192	25,614		21,471
Income (loss) before income tax provision (benefit)	(3,258	)(1)	3,341	(2,613	)(2)	(8,844	)(3)
Income tax provision (benefit)	(1,205)		1,236	(967)		(3,316)

Net income (loss)	$(2,053)		$2,105	$(1,646)		$(5,528)

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share:	$(0.15)		$0.16	$(0.12)		$(0.42)

Diluted earnings (loss) per share:	$(0.15)		$0.16	$(0.12)		$(0.42)

52 weeks ended December 29, 2007
Net sales	$64,355		$71,027	$60,572		$78,504
Gross profit	28,991		33,935	27,667		36,391
Income before income tax provision	237		2,049	212		7,417
Income tax provision	92		765	51		2,486

Net income	$145		$1,284	$161		$4,931

Basic and diluted earnings per share:
Basic earnings per share:	$0.01		$0.08	$0.01		$0.32

Diluted earnings per share:	$0.01		$0.08	$0.01		$0.32

(1)
Includes a charge $2.3 million for the closure of the Cache Luxe stores.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

(2)
Includes a charge of $449,000 for the closure of several Cache stores.

(3)
Consists of an impairment charge of $1.1 million for 12 stores coupled with an impairment charge of approximately $1.0 million for goodwill.

        Per share amounts are calculated independently for each quarter. The sum of the quarters may not equal the full year per share amounts.

NOTE 17. SUBSEQUENT EVENTS

        On January 8, 2009, the Board of Directors authorized the repurchase of an additional 1,000,000 shares. This authorization combined with the previously announced repurchase programs of fiscal 2008 and 2007 brings the total authorization to 4,500,000 shares. The Company plans to execute this program either through the open market or in privately negotiated transactions in accordance with SEC requirements, in either case, at the prevailing market rates.

        The Company's credit line with Bank of America, N.A. of $17.5 million, which was due to expire on November 30, 2008, was extended to January 29, 2009. On January 27, 2009, the Company and Bank of America N.A. agreed to extend the line of credit until March 2, 2009, with a reduced credit line of $10.0 million. After consideration, given the Company's current strong liquidity position and expected liquidity needs, coupled with the onerous terms currently being offered by banks on credit facilities due to the ongoing credit crisis, the Company decided not to enter in to a new credit facility at the present time and as such, the existing credit line expired on March 2, 2009. There were no outstanding loans due to Bank of America, N.A., as of the expired date of the revised credit line.

SCHEDULE II

Cache, Inc and Subsidiaries
Valuation and Qualifying Accounts

		Additions
Sales Return Reserve	Balance at Beg. of Period	Charge to Costs and Expenses		Other Accounts	Deductions		Balance at End of Period
52 Weeks Ended
December 27, 2008	$752,000	$—		$—	$(202,000)	(1)	$550,000
52 Weeks Ended
December 29, 2007	$845,000	$—		$—	$(93,000)	(1)	$752,000
52 Weeks Ended
December 30, 2006	$803,000	$42,000	(1)	$—	$—		$845,000

		Additions
Reserve for Sales Allowances and Doubtful Accounts	Balance at Beg. of Period	Charge to Costs and Expenses	Other Accounts	Deductions	Balance at End of Period
52 Weeks ended
December 27, 2008	$234,000	$1,473,000	$—	$1,596,000	$111,000
52 Weeks ended
December 29, 2007	$—	$234,000	$—	$—	$234,000

(1)
Represents net change of reserves recorded and utilized during the year.