Form 10-K/A
period 2008-12-27
CACHE INC
filed 2009-04-27
CIK 350199

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

Common Stock $.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $130 million as of June 28, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of $11.39 of the registrant’s Common Stock as reported on The Nasdaq Stock Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of April 24, 2009, 12,727,837 common shares were outstanding.

Explanatory Note

This amendment to the Company’s 10-K for the fiscal year ended December 27, 2008 (“Fiscal 2008”) contains information previously omitted from the Company’s Fiscal 2008 Form 10-K pursuant to General Instruction G(3) to Form 10-K and is being filed pursuant to that instruction.

Part III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists certain information regarding the executive officers and Directors of the Company:

Name	Position and Offices
Thomas E. Reinckens	Chief Executive Officer and Chairman of the Board of Directors
Margaret J. Feeney	Chief Financial Officer and Executive Vice President
Adrienne Kantor	Executive Vice President, Design and Merchandising
Robert Kantor	Executive Vice President, Manufacturing and Product Development
Gene G. Gage	Director (1), (2), (3)
Arthur S. Mintz	Director (1), (2), (3)
Andrew M. Saul	Director (2), (3)
Morton J. Schrader	Director (1), (2), (3)

(1)          Member of the Audit Committee.

(2)          Member of the Compensation and Plan Administration Committee.

(3)          Member of the Nominating and Corporate Governance Committee.

Thomas E. Reinckens, age 55.  Mr. Reinckens has served as Chairman and Chief Executive Officer since January 2008. Prior that that, he served as President and Chief Operating Officer from 2000. Mr. Reinckens joined our Company in 1987 and has held various positions throughout his tenure, also serving as Chief Financial Officer from 1989 to 2000 and as Executive Vice President from 1995 to 2000. Mr. Reinckens previously served as a director of Cache from 1993 until October 2004.

Margaret J. Feeney, age 51.  Ms. Feeney has served as Executive Vice President, Finance and Chief Financial Officer since May 2005. Prior to that, Ms. Feeney was promoted to Vice President, Finance in 2001 and has served in a variety of financial and operational capacities with us since 1992.

Adrienne Kantor, age 50. Ms. Kantor has served as Executive Vice President, Design and Merchandising since July 2007. Prior to joining us, Ms. Kantor served as the President of Adrienne Victoria Designs, Inc., an apparel manufacturing and distribution company, from 1996 to July 2007.

Robert Kantor, age 56. Mr. Kantor has served as Executive Vice President, Manufacturing and Product Development since July 2007. Prior to joining us, Mr. Kantor served as the Vice President of Adrienne Victoria Designs, Inc., an apparel manufacturing and distribution company, from 1996 to July 2007.

Gene G. Gage, age 60.  Mr. Gage has served as one of our directors since September 2004. Since 2002, Mr. Gage has served as the President and Chief Operating Officer of Gage Associates, LLC, a firm which provides financial planning and related services to individuals and businesses. From 2000 to 2002, Mr. Gage served as Chief Executive Officer and as the director of ICDL-US, LLC, a company providing computer literacy training skills for desktop software applications. He is a certified public accountant, as well as a certified financial planner.

Arthur S. Mintz, age 64. Mr. Mintz has served as one of our directors since 2002. Mr. Mintz served as the President of Bees and Jam, Inc., an apparel manufacturer, from 1971 until 2006. Since April 2007, Mr. Mintz has been active as a consultant in the retail apparel industry.

Andrew M. Saul, age 62. Mr. Saul has served as one of our directors since 1986.  Mr. Saul served as the Chairman of our Board from 1993 to 2000. Since 1986, Mr. Saul has been a partner in Saul Partners, an investment partnership.

Morton J. Schrader, age 77. Mr. Schrader has served as one of our directors since 1989. Mr. Schrader was the President of Abe Schrader Corp., a manufacturer of women’s apparel from 1968 until 1989. Since 1989, Mr. Schrader has been active as a real estate broker and is a principal of PBS Realty Advisors.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

During Fiscal 2008, the Board of Directors held seven meetings. Each then-current Director attended all of such Board meetings, except (i) the May 7, 2008, which Mr. Gage and Mr. Saul were unable to attend, and (ii) the December 16, 2008 meeting, which Mr. Saul and Mr.Reinckens were unable to attend.

The Board of Directors has an Audit Committee, a Compensation and Plan Administration Committee and a Nominating and Governance Committee. The Audit Committee currently consists of Messrs. Arthur Mintz, Morton Schrader and Gene Gage. The Audit Committee held seven meetings in Fiscal 2008. Each member of the Committee attended all such Committee meetings, except (i) the May 7, 2008 and the July 23, 2008 meetings, which Mr. Gage was unable to attend, and (ii) the October 23, 2008 meeting, which Mr. Mintz was unable to attend.

The duties of the Audit Committee include meeting with the independent accountants and certain personnel of the Company to discuss the planned scope of their examinations and the adequacy of internal controls and financial reporting, reviewing the results of the annual examination of the financial statements and periodic internal audit examinations, reviewing the services and fees of the Company’s independent accountants, authorizing special investigations and studies and performing any other duties or functions deemed appropriate by the Board of Directors. The Board of Directors has determined that Gene Gage is qualified to serve as the Audit Committee’s financial expert and Chairman. Mr. Gage is independent, as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The Compensation and Plan Administration Committee (the “Compensation Committee”) administers the Company’s stock option plans, determines the remuneration arrangements for the most senior executive officers and reviews and approves the remuneration arrangements for the Company’s other executive officers. It currently consists of Messrs. Andrew Saul, Arthur Mintz, Morton Schrader and Gene Gage. The Compensation Committee held three meetings in Fiscal 2008. Each member of the Committee attended all of the meetings, except the December 16, 2008 meeting, which Mr. Saul was unable to attend.

The Nominating and Governance Committee currently consists of Messrs. Andrew Saul, Gene Gage, Arthur Mintz and Morton Schrader. The Nominating and Governance Committee is responsible for identifying, evaluating and recommending director nominees to the Board of Directors.  The Nominating and Governance Committee held two meetings in Fiscal 2008. Each member of the Committee attended both of the meetings.

The Nominating and Governance Committee will consider candidates for the Board from any reasonable source, including stockholder recommendations. The Nominating and Governance Committee does not evaluate candidates differently based on who has made the proposal. Stockholders who wish to suggest qualified candidates should write to the Secretary, at the Company’s headquarters’ address. These recommendations should include detailed biographical information concerning the nominee, his or her qualifications to be a member of the Board and a description of any relationship the nominee has to other stockholders of the Company. A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a director should accompany any such recommendation. Stockholders who wish to nominate a director for election at an annual meeting of stockholders of the Company must comply with the Company’s By-Laws regarding stockholder proposals and nominations.

While the Nominating and Governance Committee does not have minimum qualification requirements for candidates, it does assess whether candidates have good business judgment, high ethical standards, substantial experience in the Company’s line of business or other applicable fields and the ability to prepare for and attend Board meetings, committee meetings and stockholder meetings. The Nominating and Governance Committee also considers whether candidates are independent and possess leadership qualities.

The Board of Directors has adopted written charters for its committees.  Each charter is available on our website at http://www.cache.com or in print to any stockholder who requests it by sending a written communication to the Secretary, Cache, Inc., 1440 Broadway, New York, NY 10018.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of the Company’s directors, officers and employees.  The Code of Ethics is available on our website at http://www.cache.com.  Our Code of Ethics also is available in print to any stockholder who requests it by sending a written communication to the Secretary, Cache, Inc., 1440 Broadway, New York, NY 10018.

We will disclose any amendment, other than technical, administrative or non-substantive amendments, or waiver of our Code of Ethics granted to a director or executive officer by filing a Form 8-K disclosing the amendment or waiver within four business days after its occurrence.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview; Principal Objectives Driving Compensation Practices

Our compensation philosophy, reflected in our compensation practices for Fiscal 2008, was developed to drive the achievement of our two key business objectives: consistent sales growth and consistent net income growth.

We design our compensation programs so that if targeted objectives are achieved, total compensation to the named executive officer will increase. “Total compensation” includes the sum of base salary, short-term cash incentive compensation and equity incentive compensation. Recognizing the importance of implementing pay-for-performance practices, we have historically structured our compensation programs so that if the Company’s performance exceeds target levels, total compensation to the named executive officer may increase. If the Company, however, fails to achieve its targeted objectives, total compensation will not increase. We may set target compensation on an ad hoc basis, when we believe that it is important to attract or retain key executive officers.

We use both equity and cash in our incentive-based compensation. We designed our short-term incentive compensation to reward named executive officers for the Company’s achievement of annual goals and our long-term incentive compensation to reward them based on longer term corporate performance. Our short-term incentive compensation is paid in cash and our long-term incentive compensation is primarily comprised of equity components. The Compensation Committee reviews annually the allocation between the short- and long-term and cash and equity elements of compensation and determines the distribution based on the Company’s current business goals and competitive market practices.

Our Chief Executive Officer, our Executive Vice President of Design and Merchandising and our Executive Vice President of Manufacturing and Product Development each have an employment agreement with the Company, each of which is described below. We offer minimal perquisites to our named executive officers. Our named executive officers participate in a broad-based, tax-qualified pension plan on terms that do not favor such executives, and the Company does not offer any supplemental retirement plans to its named executive officers.

Processes for Determining Compensation for our Named Executive Officers

Participation of Compensation Consultant and Management

During Fiscal 2008, the Compensation Committee reviewed the compensation practices and programs relating to our named executive officers to ensure that their design continued to drive the attainment of the Company’s key business objectives. As part of this process, the Compensation Committee hired Deloitte Consulting LLP (“Deloitte Consulting”) to provide the Committee with information regarding industry compensation practices and developments and comparative data necessary to evaluate executive compensation.

Based on an analysis of peer group executive compensation practices, Deloitte Consulting recommended to the Compensation Committee certain increases in executive compensation.  The peer group consisted of Bebe, Big Dog, Christopher and Banks, CitiTrends, Deb Shops, Delias, Joseph A. Banks, Kenneth Cole, Mothers Work, United Retail Group, Wet Seal and Zumiez.  The Compensation Committee determined not to adopt these increases in light of economic and market events.

Management regularly meets with the Compensation Committee to assist the Committee in making compensation decisions regarding our named executive officers. We believe that, since our management has extensive knowledge regarding our business, they are in a position to provide valuable input. For example, our Chief Financial Officer provides input relevant to setting performance goals and has in the past certified to the Compensation Committee the level of achievement of our performance targets under our Management Performance Compensation Plan (the “Performance Compensation Plan”). Our Chief Executive Officer makes recommendations to the Compensation Committee regarding the compensation of his direct reports.

Evaluation of Compensation Levels

Our process for setting named executive officer compensation consists of the Compensation Committee establishing overall compensation targets for each named executive officer and allocating that compensation between base salary and annual bonus compensation.  As part of the Compensation Committee’s annual evaluation of compensation of our named executive officers, the Committee reviews each component of the named executive officer’s compensation. The specific elements of compensation considered by the Compensation Committee include:

•	base salary;

•	annual cash incentive awards and any other bonuses, if applicable;

•	equity and long-term cash incentive compensation;

•	amounts realized or realizable upon the vesting of restricted stock and exercise of stock options;

•	the value of the Company’s unvested restricted stock and unexercisable stock options held by such named executive officer;

•	perquisites and other personal benefits;

•	potential payments upon various termination scenarios, including a change in control; and

•	any earnings under the Company’s deferred compensation and pension plans, if the executive participates.

In determining compensation, the Compensation Committee also reviews the named executive officer’s performance against company values, including integrity, results, teamwork, communication, judgment and personal growth.

Approval of New Employment Agreement for Chief Executive Officer

On February 24, 2009, the Company entered into a new three year employment agreement with Thomas E. Reinckens, the Company’s Chief Executive Officer.  Mr. Reinckens’ prior three year employment agreement expired on

February 8, 2009.  The Compensation Committee determined that it was advisable to enter into a new employment agreement with Mr. Reinckens in order to better ensure that he remained in the Company’s employment and that he continued to be incentivized to achieve the Company’s key business objectives.

Mr. Reinckens new employment agreement is substantially similar to his prior agreement, and that agreement formed the basis for the terms of the new agreement.  Mr. Reinckens’ annual salary increased to $600,000 in January 2008, from  $530,000, when he became Chief Executive Officer.  The Compensation Committee based Mr. Reinckens’ salary level on the salary of his predecessor and the nature of his new duties.  In November 2008, Mr. Reinckens voluntarily lowered his annual base salary to $570,000, due to the impact of macro-economic conditions on the Company’s performance; he continues to be compensated at this level.

The Compensation Committee required that Mr. Reinckens’ new employment agreement include a provision enabling the Company to recoup any discretionary bonuses paid in respect of a year in which the Company restates its audited financial statements due to a material error or fraud that results in a material misstatement of the financials.  The Compensation Committee believed that Mr. Reinckens should not personally profit if a restatement adversely affects share value.  The Compensation Committee believed that this provision should be included as a best practice; it was not added in response to a particular concern or historical issue.

Payments to Former Chief Executive Officer

Mr. Woolf ceased to be a named executive officer on January 24, 2008, at which time he resigned as an employee of the Company.  Mr. Woolf had been party to an employment agreement with the Company.  In connection with his resignation, the Company entered into a settlement agreement with Mr. Woolf, pursuant to which he was paid a lump sum of $604.000.  The payments under the Settlement Agreement were less than what Mr. Woolf would have been entitled to receive in connection with a termination without cause.

Base Salaries

We have established an annual base salary for each named executive officer that is designed to be competitive by position relative to the marketplace. Base salary compensates each named executive officer for the primary responsibilities of his or her position. Base salary is set at levels that we believe enable us to attract and retain talent. For those named executive officers that have employment agreements, base salary may be increased periodically but may not be decreased without the employee’s consent.  Base salary differences among individual named executive officers reflect their differing roles in our company and the market pay for those roles.

Mr. Reinckens’ and Ms. Feeney’s Fiscal 2008 base salary was increased over Fiscal 2007 levels due to their increased responsibilities..  Mr. and Mrs. Kantor’s Fiscal 2008 base salaries were as provided for in their employment agreements entered into during Fiscal 2007.  Beginning on November 25, 2008, Mr. Reinckens and Ms. Feeney voluntarily lowered their respective annual base salaries to $570,000 and $294,500, respectively, due to the impact of macro-economic conditions on the Company’s performance; both continue to be compensated at these levels.

Incentive Compensation Programs

Short-Term Cash Incentive Compensation

We provide our named executive officers with the opportunity to earn short-term incentive compensation in the form of an annual cash bonus under the Performance Compensation Plan.  Prior to Fiscal 2008, the Compensation Committee based bonuses under the Performance Compensation Plan upon a corporate net income target for overall corporate performance.  The Compensation Committee determined not to set targets in Fiscal 2008 due to economic conditions affecting both the  Company and our industry generally.

The Compensation Committee has the discretion to approve bonuses outside of the Performance Compensation Plan.  However, no discretionary bonuses were paid in Fiscal 2008, with the exception of a hiring bonus for one officer.

The Compensation Committee has not yet established performance targets in respect of Fiscal 2009 due to the current economic environment.

Long-Term Equity Incentive Compensation

In addition to cash incentive compensation, the Compensation Committee also awards equity grants. The Company believes that equity awards further align named executive officers’ interests with those of stockholders and focus management on building long-term stockholder value.

We generally have made equity grants to our named executive officers at the time of their hire and we review their equity compensation annually. We also make grants at other times when required for new hires, promotions and other business reasons. In determining the timing of equity grants, the Committee only considers valid business purposes and does not take into account fluctuations in the price of the Company’s common stock.

New incentive or non-qualified stock options totaling 15,000 options were granted in Fiscal 2008.  No grants were made to our named executive officers, based on the impact of the economic downturn on the Company’s results and because the Compensation Committee is in the process of reviewing the Company’s equity compensation strategies.

The grant date of an equity award is determined as described below:

•	if the award was approved at a special meeting of the Compensation Committee, the date of that meeting; and

•	if the award was made by the Chief Executive Officer under authority delegated to him by the Compensation Committee, the date that he signs a writing containing the key terms of the grant.

Notwithstanding the foregoing, if the award was made in connection with a new hire, the grant date is the start date of employment of such person.

The exercise price for stock options is the fair market value of the Company’s common stock on the grant date, which is set as the closing price per share of the common stock on The Nasdaq Stock Market for the trading day immediately preceding the grant date. As a result, options do not have any intrinsic value to the executive unless the market price of the common stock rises.

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

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed with management the information contained in this Compensation Discussion and Analysis and, based on its review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K.

Compensation and Plan Administration Committee of the Board of Directors:

Arthur S. Mintz

Gene Gage
Andrew M. Saul
Morton J. Schrader

SUMMARY COMPENSATION TABLE

The table below sets forth the total compensation paid to or earned during Fiscal 2008, 2007 and 2006 by (i) the Company’s current and former Chief Executive Officer, (ii) the Company’s Chief Financial Officer and (iii) the Company’s executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers as of the end of Fiscal 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Brian Woolf	2008	$659,769	$416,950	$—	$18,640	$1,095,359
Former Chairman and Chief Executive Officer (resigned January 24, 2008) (3)	2007 2006	725,000 716,346	— 200,000	306,788 536,458	38,480 38,885	1,070,268 1,491,689

Thomas E. Reinckens	2008	596,346	—	—	40,732	637,078
Current Chairman and	2007	530,000	—	255,181,	38,045	823,226
Chief Executive Officer	2006	525,385	150,000	307,037	33,126	1,015,548

Margaret J. Feeney	2008	293,423	—	—	29,719	323,142
Executive Vice President and Chief Financial Officer	2007 2006	277,063 243,269	— 50,000	48,706 76,252	28,558 4,879	354,327 374,400

Adrienne Kantor	2008	146,539	—	—	176	146,715
Executive Vice President,	2007	75,000			8,876	83,876
Design and Merchandising (4)

Robert Kantor	2008	$146,539	$—	—	$19,045	$165,584
Executive Vice President	2007	75,000			3,000	78,000
Manufacturing and
Product Development (4)

(1)

The amounts in this column reflect the dollar amount of awards pursuant to the Company’s equity incentive plans recognized as compensation expense for financial statement reporting purposes for the applicable fiscal year in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as interpreted by Securities and Exchange Commission Staff Accounting Bulletin No. 107, (“SFAS No. 123(R)”) and thus may include amounts related to awards granted in and prior to the applicable fiscal year. Assumptions used in the calculation of these amounts are included in footnote 14 to the Company’s audited financial statements for Fiscal 2008 in the Company’s Annual Report on Form 10-K.

(2)	See the next table for details of All Other Compensation.
(3)	Mr. Woolf was paid a $604,000 lump-sum severance payment in Fiscal 2008. In addition, Mr. Woolf exercised options after his separation, which resulted in $416,950 of compensation to him.
(4)	Ms. Kantor and Mr. Kantor began employment with the Company on July 3, 2007.

SUMMARY OF ALL OTHER COMPENSATION TABLE

The table below sets forth a summary of all other compensation paid to or earned during Fiscal 2008, 2007 and 2006 by (i) the Company’s current and former Chief Executive Officer, (ii) the Company’s Chief Financial Officer and (iii) the Company’s executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers as of the end of Fiscal 2008.

Name and		Group Insurance	Life Insurance	401(K) Matching Contributions(1)	Long-term Disability Insurance	Car Allowance	Total
Principal Position	Year	($)	($)	($)	($) (2)	($)	($)
Brian Woolf	2008	$1,220	$12,606	$4,600	$—	$214	$18,640
Former Chairman and Chief Executive Officer (resigned January 24, 2008)	2007 2006	7,320 17,298	15,127 5,653	4,222 4,123	9,954 9,954	1,857 1,857	38,480 38,885

Thomas E. Reinckens	2008	21,583	5,689	4,731	6,872	1,857	40,732
Current Chairman and Chief Executive Officer	2007 2006	21,229 17,298	3,790 3,717	4,297 3,382	6,872 6,872	1,857 1,857	38,045 33,126

Margaret J. Feeney	2008	16,486	1,501	4,600	5,646	1,486	29,719
Executive Vice President and Chief Financial Officer	2007 2006	16,193 —	829 —	4,404 3,393	5,646 —	1,486 1,486	28,558 4,879

Adrienne Kantor	2008	—	176	—	—	—	176
Executive Vice President,	2007	8,876	—	—	—	—	8,876
Design and Merchandising

Robert Kantor	2008	$16,682	$506	—	$—	1,857	$19,045
Executive Vice President	2007	—	—	—	—	3,000	3,000
Manufacturing and Product Development

(1)                The Cache 401(K) Savings Plan is a tax-qualified retirement plan generally available to all eligible employees upon completion of a 12-month period during which the employee completes 1,000 hours of service. An eligible employee may defer up to 18% of his or her annual salary or an annual maximum contribution of $15,000, whichever is less, during the calendar year. In addition, the Company matches the first 50% of the first 6% deferred by each eligible employee during the calendar year.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2008

The Company granted new incentive or non-qualified stock option awards totaling 15,000 options during Fiscal 2008, none of which were granted to the named executive officers.

The table below shows the number of shares of the Company’s common stock covered by exercisable and un-exercisable stock options held by the Company’s named executive officers on December 27, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable		Option Exercise Price ($)	Option Expiration Date

Thomas E. Reinckens	187,500	—		12.65	July 22, 2013
	52,500	—		15.17	January 22, 2014
	—	100,000	(1)	14.40	July 5, 2017

Margaret J. Feeney	43,300	—		12.65	July 22, 2013
	9,000	11,000	(2)	11.53	May 3, 2015

(1)   This award may vest, subject to performance vesting, in two installments of 25,000 each on December 31, 2009 and 2010, with the remaining 50,000 options vesting on July 5, 2011.

(2)   This award vests on May 3, 2009.

On February 23, 2008, Mr. Woolf exercised options to purchase 67,250 shares of Cache common stock at $4.69 per share. On May 13, 2008, Mr. Reinckens exercised options to purchase 6,328 shares of Cache common stock at $4.69 per share.

PAYMENTS AND ENTITLEMENTS UPON CHANGE IN CONTROL AND OTHER TERMINATION EVENTS

The following is a description of the specific circumstances relating to termination of employment and change in control of the Company that will trigger payments to each of the named executive officers specified below and a calculation of the estimated payments to each such named executive officer as a result of the occurrence of such events had they occurred on December 27, 2008 (the end of the Company’s 2008 fiscal year).

Thomas E. Reinckens

The Company has a three-year employment agreement with Mr. Reinckens, which was entered into on February 24, 2009. This agreement succeeds his prior employment agreement, which expired on February 8, 2009. The current agreement provides for payments to be made to Mr. Reinckens upon certain termination events, including a “Change in Control” of the Company (generally defined as (i) the acquisition of 50% or more of the Company common stock or (ii) a change in the majority of the Board of Directors within the two years following a change in control transaction.

Under Mr. Reinckens’ employment agreement, the following constitute termination events (the “Termination Events”):

•

Termination by the Company without “Cause” (generally defined as (1) conviction for the commission of a felony or a misdemeanor involving fraud, theft or dishonesty; (2) refusal to fulfill material duties; (3) material neglect of the Company’s business; (4) fraudulent, unlawful, grossly negligent or willful misconduct; (5) material breach of his employment agreement or a material policy of the Company; or (6) misappropriation of funds);

•	Termination by Mr. Reinckens for Good Reason (as defined below); or

•

Termination due to death or Disability (which entails his inability to perform his duties as a result of physical or mental incapacity for a period of 6 consecutive months or 9 months in a 12 month period).

In the case of a termination due to death or Disability, the Company shall have no further liability to Mr. Reinckens, except for any unpaid salary and benefits accrued to the date of termination. In the event of Mr. Reinckens’ Disability, and until Mr. Reinckens reaches the age of 65, Mr. Reinckens is entitled to receive payments under the Company’s applicable short-term and long-term disability plans.

During the term of Mr. Reinckens’ employment agreement, the Company is required to maintain a supplemental life insurance policy on behalf of Mr. Reinckens. This policy provides for a death benefit to his beneficiary of no less than three times annual salary, the proceeds of which would be paid upon his death.

If, following a Change in Control, Mr. Reinckens’ employment is terminated without Cause or he terminates his employment during a window period, then Mr. Reinckens is entitled to receive a lump-sum cash severance payment equal to two times his annual salary, at the time of termination. The window period begins 90 days following a change in control and ends 180 days thereafter.

Upon a Termination Event, all time-vesting stock options granted to Mr. Reinckens will fully vest.

Upon a Change in Control, regardless of whether his employment is terminated, all stock option awards granted to Mr. Reinckens will vest and will become exercisable in accordance with the stock option award agreements under which such options were granted.

Pursuant to his employment agreement, Mr. Reinckens is subject to non-solicitation and non-competition covenants during his employment and for up to two years thereafter, depending upon the circumstances under which the termination occurs.

Assuming the occurrence of the following termination events and/or a change in control on December 27, 2008, Mr. Reinckens would be entitled to receive the additional payments set out in the table below:

Potential Payments to Thomas E. Reinckens upon the Occurrence of Certain Events

Component of Compensation	Executive’s Voluntary Termination	Termination by the Company For Cause	Termination by the Executive For Good Reason	Termination by the Company Without Cause	Termination due to the Executive’s Disability		Termination upon the Executive’s Death		Change in Control of Company without the Executive’s Termination	Change in Control of Company with the Executive’s Termination
Cash Severance (base salary)	—	—	—	$55,288	$—		—		—	$55,288

Stock Options— Accelerated	—	—	—	$—	$—		$—		$315,018	$315,018

Health & Welfare	—	—	—	$3,917	$—		—		—	$3,917

Other	—	—	—	—	$1,067,900	(1)	$2,034,000	(2)	—	$—

Total	—	—	—	$59,205	$1,067,900		$2,034,000		$315,018	$374,223

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

In addition, the Company maintains on behalf of each named executive officer a basic life insurance policy, the proceeds of which are payable upon the death of the named executive officer.

Assuming the occurrence of the following termination events and/or a change in control of the Company on December 27, 2008, each named executive officer will be entitled to receive the additional payments set out in the respective tables below.

Potential Payments to Ms. Feeney upon the Occurrence of Certain Events

Component of Compensation	Executive’s Voluntary Termination	Termination by the Company For Cause	Termination by the Executive For Good Reason	Termination by the Company Without Cause	Termination due to the Executive’s Disability		Termination upon the Executive’s Death		Change in Control of Company without the Executive’s Termination	Change in Control of Company with Executive’s Termination
Cash Severance (base salary and bonus)	—	—	—	$—	—		—		—	$—

Stock Options—Accelerated	—	—	—	—	—		—		$6,004	$6,004

Health & Welfare	—	—	—	$—	$—		—		—	$—

Other	—	—	—	—	$2,550,000	(1)	$777,000	(2)	—	—

Total	—	—	—	$—	$2,550,000		$777,000		$—-	$—-

(1)   Represents payments under the Company’s short-term and long-term disability plans.

(2)   Represents the death benefit payable to Ms. Feeney’s beneficiary under basic and supplemental life insurance policies.

Potential Payments to Ms. Kantor upon the Occurrence of Certain Events

Component of Compensation	Executive’s Voluntary Termination	Termination by the Company For Cause	Termination by the Executive For Good Reason	Termination by the Company Without Cause	Termination due to the Executive’s Disability	Termination upon the Executive’s Death		Change in Control of Company without the Executive’s Termination	Change in Control of Company with Executive’s Termination
Cash Severance (base salary and bonus)	—	—	—	$525,000	—	—		—	$525,000

Stock Options—Accelerated	—	—	—	—	—	—		$—	$—

Health & Welfare	—	—	—	$616	$—	—		—	$616

Other	—	—	—	—	$—	$150,000	(1)	—	—

Total	—	—	—	$525,616	$—	$150,000		$—	$525,616

(1)   Represents payments under basic life insurance policy.

Potential Payments to Mr. Kantor upon the Occurrence of Certain Events

Component of Compensation	Executive’s Voluntary Termination	Termination by the Company For Cause	Termination by the Executive For Good Reason	Termination by the Company Without Cause	Termination due to the Executive’s Disability	Termination upon the Executive’s Death		Change in Control of Company without the Executive’s Termination	Change in Control of Company with Executive’s Termination
Cash Severance (base salary and bonus)	—	—	—	$525,000	—	—		—	$525,000

Stock Options—Accelerated	—	—	—	—	—	—		$—	$—

Health & Welfare	—	—	—	$66,658	$—	—		—	$66,658

Other	—	—	—	—	$—	$150,000	(1)	—	—

Total	—	—	—	$591,658	$—	$150,000		$—	$591,658

(1)   Represents payments under basic life insurance policy.

Payments to Brian Woolf

In connection with his resignation on January 24, 2008, the Company and Mr. Woolf entered into a Separation Agreement, which was executed on February 5, 2008. The agreement provided for a lump-sum payment of $604,000 to be paid to Mr. Woolf. Pursuant to the Separation Agreement, Mr. Woolf’s employment agreement, which would have continued in effect through February 8, 2009, was terminated.

DIRECTOR COMPENSATION

The Board determines and reviews director compensation annually. In its review, the Board considers compensation paid to directors at similarly situated companies and the time commitments required of the directors. The Board began to receive the advice and recommendations from Deloitte Consulting regarding director compensation during Fiscal 2008. Board compensation was increased during Fiscal 2008, to the levels described below, based on an analysis of peer group board compensation practices conducted by Deloitte Consulting. The peer group consisted of Bebe, Big Dog, Christopher and Banks, CitiTrends, Deb Shops, Delias, Joseph A. Banks, Kenneth Cole, Mothers Work, United Retail Group, Wet Seal and Zumiez.

Employee directors do not receive compensation for serving on the Board. Accordingly, Mr. Woolf, who was a director until his resignation as an employee, and Mr. Reinckens, who currently is a director and employee of the Company, did not receive any compensation for serving on the Board. Directors who are not employees of the Company generally receive an annual retainer of $35,000, payable in monthly installments. The Chairman of the Audit Committee receives an additional $7,000 per year. The other members of the Audit Committee receive an additional $3,000 per year. In addition, each Board member other than Mr. Reinckens receives a payment of $1,000 per day for each meeting attended. In Fiscal 2008, each Board member, other than Mr. Reinckens, also received a one-time payment of $45,000, to be used for the purchase of Cache common stock. Board members are also reimbursed for travel expenses on Company business.

The following table lists the compensation paid to the Company’s non-executive directors during Fiscal 2008.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)(1)	Total ($)
Gene G. Gage	$91,000	$—	$91,000
Arthur S. Mintz	83,495	10,065	93,560
Andrew M. Saul	70,344	17,374	87,718
Morton J. Schrader	89,000	—	89,000

(1)   Consists of participation in our group medical insurance program.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee presently consists of Andrew Saul, Arthur Mintz, Morton Schrader and Gene Gage. No member of our Compensation Committee has been an employee of ours. None of our executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our board of directors or of our Compensation Committee.

ITEM 12. PRINCIPAL STOCKHOLDERS AND SHARE OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 24, 2009 concerning the beneficial ownership of the Company’s common stock by (i) each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding common stock, (ii) each current director, (iii) the named executive officers and (iv) all current directors and executive officers as a group. Except as otherwise indicated, each stockholder listed below has sole voting and investment power with respect to his or her shares of common stock. The Securities and Exchange Commission has defined the term “beneficial ownership” to include any person who has or shares voting power or investment power with respect to any security or who has the right to acquire beneficial ownership of any security within 60 days.

Name of Beneficial Owner	No. of Shares of Common Stock	Percentage of Class
Andrew M. Saul and affiliates (1)	1,713,259	13.5%
Royce and Associates LLC (2)	1,224,050	9.6%
Palo Alto Investors, LLC (3)	903,278	7.1%
Barclay’s Global Investors, N.A. (4)	751,698	5.9%
Thomas E. Reinckens (5)	319,828	2.5%
Margaret J. Feeney (5)	78,500	*
Adrienne Kantor	38,900	*
Morton J. Schrader	35,430	*
Gene G. Gage	14,000	*
Arthur S. Mintz	13,936	*

All Current Executive Officers and Directors as a Group (7 persons)	2,213,853	17.0%

*	Less than 1%
(1)

In an amended Schedule 13G filed with the Securities and Exchange Commission on January 9, 2009, Andrew M. Saul, Jane Saul Berkey and Saul Partners, LP reported beneficial ownership of 1,713,259 shares, of which Andrew M. Saul has sole voting power over 425,630 shares, Jane Saul Berkey has sole voting power over 128,569 shares and Saul Partners has sole voting power over 1,159,060 shares. The address for each of Andrew M. Saul, Jane Saul Berkey and Saul Partners, LP is c/o Saul Partners, LP, 9 West 57th Street, New York, NY 10019.

(2)

In an amended Schedule 13G filed with the Securities and Exchange Commission on January 23, 2009, Royce and Associates, LLC reported sole voting power and sole dispositive power over 1,224,050 common shares. The address for Royce and Associates, LLC is: Royce and Associates, 1414 Avenue of the Americas, New York, NY 10019.

(3)

In an amended Schedule 13G filed with the Securities and Exchange Commission on January 31, 2007, Palo Alto Investors, LLC reported beneficial ownership of 1,442,600 shares and sole and the sole voting power and sole dispositive power over 1,442,600 common shares. The address for Palo Alto Investors, LLC is Palo Alto Investors, LLC, 470 University Avenue, Palo Alto, CA 94301.

(4)

In a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2009, Barclay’s Global Investors, N.A. reported beneficial ownership of 751,698 shares and shared voting power over 751,698 shares. The address for Barclay’s Global Investors, N.A. 400 Howard Street, San Francisco, CA 94105.

(5)	The shares listed include shares subject to stock options that are or will become exercisable within 60 days of April 27,2009 as follows: Mr. Reinckens, 240,000 shares; and Ms. Feeney, 52,300 shares.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 5 in Part II of our Form 10-K filed on March 12, 2009 for information regarding securities authorized for issuance under our equity compensation plans.

SECTION 16(a) BENEFICIAL

OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and certain officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission reports of their ownership and changes in their ownership of common stock. Based solely on a review of copies of Section 16(a) reports furnished to the Company, or written representations from certain reporting persons, the Company believes that during Fiscal 2008 all transactions were reported on a timely basis, except for the following instances: (i) officer Joanne Marselle filed one late Form 4; (ii) officer Clifford Gray filed one late Form 4; (iii) officer Adrienne Kantor filed one late Form 4; (iv) officer Robert Kantor filed one late Form 4; (v) officer Thomas E. Reinckens filed two late Forms 4; (vi) director Gene Gage filed one late Form 4; and (vii) director Andrew Saul filed one late Form 4.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Review, Approval or Ratification of Transactions with Related Persons

Our policy with regard to related party transactions is that all material transactions are to be reviewed by the Audit Committee for any possible conflicts of interest. A “related party transaction” is defined to include any transaction or series of transactions exceeding $120,000 in which we are a participant and any related person has a material interest. Related persons would include our directors, executive officers (and immediate family members of our directors and executive officers) and persons controlling over five percent of our outstanding common stock. In the event of a potential conflict of interest, the Audit Committee will generally evaluate the transaction in terms of: (i) the benefits to the Company; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated third parties or to employees generally. The Audit Committee will then document its findings and conclusions in written minutes. In the event a transaction relates to a member of our Audit Committee, that member will not participate in the Audit Committee’s deliberations.

The payroll and benefits of two individuals who work on a full-time basis at Saul Partners, LP, a private partnership controlled by Andrew M. Saul and certain other members of his family, are processed through the Company. Saul Partners reimburses the Company for the full amount of the payroll and benefits. Therefore, there are no out-of-pocket costs to the Company in connection with this arrangement. Neither individual is a family member of or otherwise related to Mr. Saul.

Independent Directors

The following directors of the Company are independent within the meaning of Rule 4200 of The Nasdaq Stock Market:  Gene G. Gage; Arthur S. Mintz; Andrew M. Saul; and Morton J. Schrader.

ITEM 14.               PRINCIPAL ACCOUNTING FIRM FEES

The following table sets forth the aggregate fees billed to the Company for Fiscal 2007 and Fiscal 2008 by Deloitte & Touche LLP and MHM Mahoney Cohen CPAs (formerly Mahoney Cohen and Company, CPA, P.C.). Mahoney Cohen replaced Deloitte & Touche during the first quarter of Fiscal 2007.

Fees	Fiscal 2008 Amount	Fiscal 2007 Amount
Audit Fees	$354,015	$143,764
Audit-Related Fees	$125,932	$139,557
Tax Fees	$—	$—
All Other Fees	$22,658	$52,584
Total Fees	$502,605	$335,905

The Audit Committee of the Board of Directors has considered whether the provision of these services is compatible with maintaining the principal accountants’ independence.

“Audit fees” includes fees for the annual audit and reviews of the Company’s quarterly reports on Form 10-Q, as well as statutory audits and audits of subsidiaries.

“Audit-related fees” include fees for audits of benefit plans and audits related to a secondary stock offering during Fiscal 2007 and testing of internal controls for Sarbanes-Oxley compliance during Fiscal 2007 and Fiscal 2008.

“All other fees” include fees for evaluations and advisory services.  The Audit Committee has implemented a procedure to require pre-approval of all services performed by the independent auditors.  Consequently, during Fiscal 2007 and 2008, any project which management hired the principal accountants to perform was presented to the Audit Committee, along with an estimate of the costs to be incurred.  The Audit Committee reviewed and approved the estimate before the commencement of the project.  The Audit Committee was updated by management if additional costs were expected to be incurred.  All projects performed by the independent auditors were approved by the Audit Committee during Fiscal 2007 and 2008.

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 24, 2009	CACHE, INC. (Registrant)

	By:	/s/ THOMAS E. REINCKENS
Thomas E. Reinckens
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS E. REINCKENS	Chairman of the Board and Chief Executive Officer	April 24, 2009
Thomas E. Reinckens

/s/ MARGARET FEENEY	Executive Vice President (Chief Financial Officer)	April 24, 2009
Margaret Feeney

/s/ GENE GAGE	Director	April 24, 2009
Gene Gage

/s/ ARTHUR S. MINTZ	Director	April 24, 2009
Arthur S. Mintz

/s/ ANDREW M. SAUL	Director	April 24, 2009
Andrew M. Saul

/s/ MORTON J. SCHRADER	Director	April 24, 2009
Morton J. Schrader