Form 10-Q
period 2009-03-28
CACHE INC
filed 2009-05-07
CIK 350199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

As of April 30 2009, 12,927,837 common shares were outstanding.

CACHE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 28, 2009	December 27, 2008	March 29, 2008
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,146,000	$4,835,000	$3,250,000
Marketable securities	29,379,000	25,153,000	27,414,000
Receivables, net	3,784,000	3,898,000	6,204,000
Income tax receivables	3,709,000	5,883,000	—
Inventories, net	26,036,000	22,321,000	32,524,000
Prepaid expenses and other current assets	3,116,000	1,795,000	4,924,000
Total current assets	67,170,000	63,885,000	74,316,000

Equipment and leasehold improvements, net	41,180,000	43,320,000	46,561,000
Goodwill	9,092,000	9,092,000	10,089,000
Intangible assets, net	1,275,000	1,304,000	1,393,000
Other assets	2,113,000	1,924,000	383,000

Total assets	$120,830,000	$119,525,000	$132,742,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,659,000	$6,375,000	$11,751,000
Note payable	1,271,000	1,259,000	1,474,000
Accrued compensation	2,330,000	1,713,000	2,926,000
Accrued liabilities	9,897,000	11,077,000	10,875,000
Total current liabilities	24,157,000	20,424,000	27,026,000

Note payable	2,832,000	3,143,000	4,052,000
Other liabilities	16,801,000	16,795,000	15,491,000
Deferred income taxes, net	—	—	50,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock, par value $.01; authorized, 20,000,000 shares; issued 16,410,036, 16,410,036 and 16,386,608	164,000	164,000	164,000
Additional paid-in capital	47,213,000	47,155,000	46,678,000
Retained earnings	69,458,000	71,053,000	76,122,000
Treasury stock, 3,682,199, 3,372,000 and 3,000,000 shares, at cost	(39,795,000)	(39,209,000)	(36,841,000)
Total stockholders’ equity	77,040,000	79,163,000	86,123,000

Total liabilities and stockholders’ equity	$120,830,000	$119,525,000	$132,742,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

	March 28, 2009	March 29, 2008

Net sales	$53,006,000	$67,708,000

Cost of sales, including buying and occupancy	31,211,000	39,293,000

Gross profit	21,795,000	28,415,000

Expenses
Store operating expenses	19,588,000	23,918,000
General and administrative expenses	4,736,000	5,669,000
Store exit costs	—	2,308,000
Total expenses	24,324,000	31,895,000

Operating loss	(2,529,000)	(3,480,000)

Other income (expense):
Interest expense	(51,000)	(68,000)
Interest income	67,000	290,000
Total other income, net	16,000	222,000

Loss before income taxes	(2,513,000)	(3,258,000)

Income tax benefit	(918,000)	(1,205,000)

Net loss	$(1,595,000)	$(2,053,000)

Basic loss per share	$(0.12)	$(0.15)

Diluted loss per share	$(0.12)	$(0.15)

Basic weighted average shares outstanding	12,954,000	13,566,000

Diluted weighted average shares outstanding	12,954,000	13,566,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

	March 28, 2009	March 29, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,595,000)	$(2,053,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,743,000	3,191,000
Write down of equipment and leasehold improvements, net of deferred rent	—	1,445,000
Provision for sales allowance and doubtful accounts, net	73,000	515,000
Stock-based compensation	58,000	74,000
Non-cash interest expense on note payable	51,000	68,000
Deferred income taxes	(918,000)	(33,000)
Gift card breakage	(63,000)	(81,000)
Amortization of deferred income for co-branded credit card	(90,000)	—
Amortization of deferred rent	(512,000)	(625,000)
Excess tax benefit from stock-based compensation	—	(155,000)

Change in assets and liabilities:
Decrease (increase) in receivables and income tax receivables	2,215,000	(1,931,000)
Increase in inventories	(3,715,000)	(1,977,000)
Increase in prepaid expenses and other current assets	(592,000)	(2,302,000)
Increase in accounts payable	4,284,000	1,241,000
Increase (decrease) in accrued liabilities, accrued compensation and other liabilities	217,000	(1,488,000)

Net cash provided by (used in) operating activities	2,156,000	(4,111,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities	(12,030,000)	(13,455,000)
Maturities of marketable securities	7,804,000	28,927,000
Purchase of equipment and leasehold improvements	(683,000)	(2,717,000)

Net cash provided by (used in) investing activities	(4,909,000)	12,755,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of common stock	—	314,000
Excess tax benefit from stock-based compensation	—	155,000
Repayment of note payable	(350,000)	(475,000)
Repurchase of common stock	(586,000)	(12,631,000)

Net cash used in financing activities	(936,000)	(12,637,000)

Net decrease in cash and equivalents	(3,689,000)	(3,993,000)
Cash and equivalents, at beginning of period	4,835,000	7,243,000
Cash and equivalents, at end of period	$1,146,000	$3,250,000

Supplemental disclosure of cash flow information:

Interest paid	$54,000	$73,000
Income taxes paid	$35,000	$507,000
Accrued equipment and leasehold improvements	$107,000	$530,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” or “our” means Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. We currently operate two chains of women’s apparel specialty stores, of which 288 stores are operated under the trade name “Cache” and six stores are operated under the trade name “Cache Luxe”.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 27, 2008, which are included in the Company’s Annual Report on Form 10-K with respect to such period filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The December 27, 2008 condensed consolidated balance sheet amounts are derived from the Company’s audited consolidated financial statements.

The Company’s fiscal year (“fiscal year” or “fiscal”) refers to the applicable 52 or 53 week period. The year ended December 27, 2008 (“fiscal 2008”) was a 52-week year and the year ending January 2, 2010 (“fiscal 2009”) is a 53-week year.

2.     STOCK BASED COMPENSATION

The Company records compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, as interpreted by SEC Staff Accounting Bulletin No. 107. During the 13-week periods ended March 28, 2009 and March 29, 2008, the Company recognized approximately $58,000 and $74,000, respectively, in stock-based compensation expense. The grant date fair value is calculated using the Black-Scholes option valuation model. The Company did not grant any options during the 13-week period ended March 28, 2009 and no excess tax benefits were recognized from the exercise of stock options during the same period. During the 13-week period ended March 29, 2008, the Company granted 15,000 options and recognized $155,000 in excess tax benefits from the exercise of stock options.

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

3.     BASIC AND DILUTED EARNINGS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share has been computed based upon the weighted average of common shares outstanding. Diluted earnings per share gives effect to outstanding stock options. Earnings per common share has been computed as follows:

	13-Weeks Ended
	March 28, 2009	March 29, 2008
Net loss	$(1,595,000)	$(2,053,000)
Basic weighted average number of shares outstanding	12,954,000	13,566,000
Diluted weighted average number of shares outstanding	12,954,000	13,566,000

Net loss per share - Basic	$(0.12)	$(0.15)
- Diluted	$(0.12)	$(0.15)

Options to purchase 732,675 and 761,503 common shares were excluded from the computation of diluted earnings per share for the 13-week periods ended March 28, 2009 and March 29, 2008, respectively, due to the net loss incurred by the Company.

4.     RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FAS 157 (“FSP FAS 175-2”). FSP FAS 157-2 deferred the effective date of FAS 157 for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years and interim periods beginning after November 15, 2008. The Company has adopted FAS 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis at December 28, 2008 and will continue to apply its provisions prospectively. The application of FAS 157 for non-financial assets and liabilities did not have a significant impact on the consolidated financial statements in the first quarter of 2009.

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 amends FASB Statement No.157, Fair Value Measurements to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability significantly decreased in relation to market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. SFAS No. 157-4 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company does not expect to have a material impact on its consolidated financial statements upon adoption.

In April 2009, the FASB issued Staff Position No. FAS 107-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends FASB Statement No.107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financials information at interim reporting periods. SFAS No. 107-1 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company does not expect to have a material impact on its consolidated financial statements upon adoption.

In April 2009, the FASB issued Staff Position No. FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 provides new guidance on the recognition of an Other-Than-Temporary-Impairments (OTTI) and provides some new disclosure requirements. SFAS No. 115-2 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company does not expect to have a material impact on its consolidated financial statements upon adoption.

During December 2007, the FASB issued SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Effective December 28, 2008, the Company adopted SFAS No. 160, which did not have an impact on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how they affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Effective December 28, 2008, the Company adopted SFAS No. 161, which did not have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. Effective December 28, 2008, the Company adopted SFAS No. 163, which did not have an impact on its consolidated financial statements.

5.     FAIR VALUE MEASUREMENT

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

As of March 28, 2009, the Company’s marketable securities primarily consist of short-term United States Treasury bills. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company’s held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

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

The fair value of our marketable securities, which was determined based upon Level 1 inputs, totaled $29.4 million, $25.2 million and $27.5 million as of March 28, 2009, December 27, 2008 and March 29, 2008, respectively. For the fiscal periods ended March 28, 2009, December 27, 2008 and March 29, 2008, the aggregate amount of marketable securities (maturing greater than 90 days and less than one year) totaled approximately $29.4 million, $25.2 million and $27.4 million, respectively. The Company noted small variances between the book value and fair value due to the remaining unamortized premiums. As a result, no impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments. Interest income is recognized when earned.

6.     RECEIVABLES

	March 28,	December 27,	March 29,
	2009	2008	2008
Construction allowances	$505,000	$536,000	$826,000
Third party credit card	2,109,000	2,382,000	3,207,000
Accounts receivable, net	341,000	184,000	1,327,000
Other	829,000	796,000	844,000
	$3,784,000	$3,898,000	$6,204,000

Accounts receivable, net includes sales from our wholesale division - Mary L., which are recorded net of any returns, chargebacks, discounts and allowances. The Company recorded approximately $306,000 and utilized $233,000 of provisions for sales allowances and doubtful accounts during the 13-week period ended March 28, 2009, which resulted in an aggregate reserve amount of $184,000, as of March 28, 2009.

At March 28, 2009, the income tax receivables were $3.7 million, which represents the federal and state income tax refunds the Company expects to receive from its fiscal 2008 tax returns. During the 13-week period ended March 28, 2009, the Company received payments of $2.2 million against the $5.9 million receivable, which was recorded for fiscal 2008. During fiscal 2008, the Company recorded income tax receivables of $5.9 million, which resulted from estimated tax payments of $2.5 million made during fiscal 2008 and 2007 combined with a refund of $3.4 million, generated as a result of the carry back on the net loss incurred for fiscal 2008.

7.     INVENTORIES

	March 28,	December 27,	March 29,
	2009	2008	2008
Raw materials	$1,526,000	$2,136,000	$4,023,000
Work in process	1,498,000	1,614,000	207,000
Finished goods	23,012,000	18,571,000	28,294,000
	$26,036,000	$22,321,000	$32,524,000

8.     EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	March 28,	December 27,	March 29,
	2009	2008	2008

Leasehold improvements	$53,817,000	$53,480,000	$52,592,000
Furniture, fixtures and equipment	52,022,000	51,789,000	49,191,000
	105,839,000	105,269,000	101,783,000
Less: accumulated depreciation and amortization	(64,659,000)	(61,949,000)	(55,222,000)
	$41,180,000	$43,320,000	$46,561,000

9.     GOODWILL AND INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company’s goodwill and its indefinite-lived intangible assets are reviewed annually for impairment or more frequently, if impairment indicators arise. The annual valuation process is performed during the fourth quarter of each year. The carrying values of goodwill as of March 28, 2009, December 27, 2008 and March 29, 2008 were $9.1 million, $9.1 million and $10.1 million, respectively.

The Company recorded a goodwill impairment charge of $997,000 during the fourth quarter of fiscal 2008. The carrying amounts of intangible assets as of March 28, 2009, December 27, 2008 and March 29, 2008 are as follows:

	March 28,	December 27,	March 29,
	2009	2008	2008
Indefinite-lived intangible assets:
Trademarks-Cache	$102,000	$102,000	$102,000
Trademarks-Mary L	620,000	620,000	620,000
	722,000	722,000	722,000

Definite-lived intangible assets:
Customer relationships	300,000	300,000	300,000
Non-compete agreements	300,000	300,000	300,000
Favorable market lease	160,000	160,000	160,000
	760,000	760,000	760,000
Less: accumulated amortization	(207,000)	(178,000)	(89,000)
	553,000	582,000	671,000

Total intangible assets, net	$1,275,000	$1,304,000	$1,393,000

10.  ACCRUED LIABILITIES

	March 28,	December 27,	March 29,
	2009	2008	2008
Operating expenses	$2,088,000	$2,469,000	$2,669,000
Taxes, including income taxes	2,232,000	2,593,000	2,027,000
Group insurance	655,000	656,000	552,000
Sales return reserve	735,000	550,000	950,000
Leasehold additions	107,000	216,000	530,000
Gift cards, merchandise credit cards and other customer deposits and credits	3,365,000	3,644,000	3,347,000
Store exit costs (Note 12)	337,000	616,000	665,000
Deferred income	378,000	333,000	135,000
	$9,897,000	$11,077,000	$10,875,000

Leasehold additions generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.

11.  BANK DEBT

The Company’s credit line with Bank of America, N.A., as extended, expired on March 2, 2009.  At expiration, the credit line was $10.0 million. After consideration, given the Company’s current strong liquidity position and expected liquidity needs, coupled with the onerous terms currently being offered by banks on credit facilities due to the ongoing credit crisis, the Company decided not to enter into a new credit facility at the present time.  There were no outstanding loans due to Bank of America, N.A. as of the expiration date of the credit line.

12.  STORE EXIT COSTS

During fiscal 2008, the Company recorded a pre-tax charge of $2.8 million, net of deferred rent, for asset write down and store closing costs for 16 underperforming stores, of which $2.3 million was recorded for 14 stores during the first quarter of fiscal 2008. As of December 27, 2008, there was a total liability of $695,000 remaining for lease termination and severance costs. The following table identifies the payments made against this liability during the first quarter of fiscal 2009.

	Liability Balance Beginning of Year	Cash Payments	Liability Balance End of Period
Severance	$79,000	$6,000	$73,000
Lease termination costs	616,000	279,000	337,000
	$695,000	$285,000	$410,000

The Company does not expect to incur significant additional exit costs upon the closing of these stores.  The Company has closed 10 underperforming stores as of March 28, 2009 and expects to close the remaining stores over the balance of fiscal 2009.

13.  COMMITMENTS AND CONTINGENCIES

The cash and marketable securities at March 28, 2009 included certificates of deposit that have been placed by the Company as collateral against a standby letter of credit in the amount of $550,000.

The Company is exposed to a number of asserted and unasserted potential claims.  Management does not believe that the resolution of any of these matters will result in a material loss.  The Company had no guarantees, subleases or assigned lease obligations as of March 28, 2009, December 27, 2008 or March 29, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained in this Form 10-Q, the matters addressed herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements represent the Company’s expectation or belief concerning future events.  Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “estimates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.  The Company cautions that forward-looking statements are subject to risks, uncertainties, assumptions and other important factors that could cause actual results to differ materially, or otherwise, from those expressed or implied in the forward-looking statements, including, without limitation, macroeconomic factors that have affected the retail sector, including changes in national, regional and local economic conditions, employment levels and consumer spending patterns, and the other risks detailed from time to time in the Company’s most recent Form 10-K, Forms 10-Q and other reports filed with the Securities and Exchange Commission. Continued weakness in or a further worsening of the economy generally or in a number of our markets could adversely affect our financial position and results of operations, cause us to reduce the number and frequency of new store openings, slow our re-modeling of existing locations or cause us to increase store closings. Other unknown or unpredictable factors also could harm the Company’s business, financial condition and results.  Consequently, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable securities laws.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 13-week periods ended March 28, 2009 and March 29, 2008, respectively, expressed as a percentage of net sales.

	13-Weeks Ended
	March 28, 2009	March 29, 2008
Sales	100.0%	100.0%
Cost of sales	58.9	58.0
Gross profit	41.1	42.0
Store operating expenses	37.0	35.3
General and administrative expenses	8.8	8.4
Store exit costs	0.0	3.4
Operating loss	(4.7)	(5.1)
Interest expense	(0.1)	(0.1)
Interest income	0.1	0.4
Loss before income taxes	(4.7)	(4.8)
Income tax benefit	(1.7)	(1.8)
Net loss	(3.0)%	(3.0)%

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13-Weeks Ended
	March 28, 2009	March 29, 2008
Total store count, at end of period	294	294
Net sales increase (decrease)	(21.7)%	5.2%
Comparable store sales increase (decrease)	(20.7)%	3.3%
Average sales per transaction decrease	(13.7)%	(3.3)%
Average number of transactions increase (decrease)	(8.1)%	6.8%
Net sales per average square foot	$86	$106
Total square footage, at end of period (in thousands)	596	595

Net sales

During the 13-week period ended March 28, 2009, net sales decreased to $53.0 million from $67.7 million, a decrease of $14.7 million, or 21.7%, as compared to the same 13-week period last year.  This reflects $13.2 million of reduced net sales, as a result of a 20.7% decrease in comparable store sales, a decrease of $1.5 million of net sales from our Mary L. division, and a decrease of $134,000 from our non-comparable store sales, which was offset by a small increase in income recognized from our co-branded credit card. The decrease in net sales is due primarily to the ongoing economic crisis, which resulted in a dramatic reduction in mall traffic where Cache stores are located. The decrease in net sales in fiscal 2009 at Cache stores reflected a 8.1% decrease in sales transactions and a 13.7% decrease in average dollars per transactions.

Gross profit

During the 13-week period ended March 28, 2009, gross profit decreased to $21.8 million from $28.4 million, a decrease of $6.6 million, or 23.3%, as compared to the same 13-week period last year.  This decrease was primarily due to lower net sales, as described above. As a percentage of net sales, gross profit decreased to 41.1% from 42.0% for the fiscal 2009 13-week period as compared to the prior year period. This decrease as a percentage of net sales was driven by reduced leverage of store occupancy costs resulting from lower sales.  The decrease in net sales was partially offset by a decrease in production costs, lower markdowns and higher initial mark ups, primarily due to improved sourcing, as compared to the prior year.

Store operating expenses

During the 13-week period ended March 28, 2009, store operating expenses decreased to $19.6 million from $23.9 million, a decrease of $4.3 million, or 18.1%, as compared to the same 13-week period last year. Store operating expenses decreased due to Company’s initiatives to reduce costs and to preserve cash. Due to these initiatives, the Company achieved reductions primarily in payroll expenses ($2.0 million), advertising expense ($897,000) and depreciation expense ($610,000). Payroll expenses were lower primarily due to reduction in store hours allotted to employees. Decline in advertising expense was due to reduction in spending for postcards, direct mail and photography. Depreciation expense decreased as a result of certain assets being fully depreciated as of fiscal 2008, the closure of 16 underperforming stores, as indicated below, under “Store exit costs” and due to the Company’s decision to reduce capital expenditures on new stores, store renovations and new equipment.  As a percentage of net sales, store operating expenses increased to 37.0% from 35.3% for the fiscal 2009 13-week period as compared to the prior year period.

General and administrative expenses

During the 13-week period ended March 28, 2009, general and administrative expenses decreased to $4.7 million from $5.7 million, a decrease of $933,000, or 16.5%, as compared to the same 13-week period last year. The decrease in general and administrative expenses was primarily due to the departure of the Company’s previous Chairman and CEO combined with the Company’s initiatives to reduce costs and to preserve cash. In total, payroll expenses decreased by $756,000, primarily due to the one time charges associated with the departure of the Company’s former Chairman and CEO incurred during the first quarter of fiscal 2008 in the amount of $616,000, combined with a reduction of base salaries paid to several of the Company’s officers. In addition, travel expense decreased by $253,000 due to a reduction in travel by corporate and regional management. As a percentage of net sales, general and administrative expenses increased to 8.9% from 8.4%, due to lower sales volume in fiscal 2009.

Store exit costs

There were no exit costs incurred during the first quarter of fiscal 2009. During the 13-week period ended March 29, 2008, the Company recorded a pre-tax charge of $2.3 million ($1.5 million after tax or $0.11 per diluted share) for 14 underperforming stores, of which we closed six stores during fiscal 2008 and an additional four stores during the 13-week period ended March 28, 2009. The remaining stores will close over the balance of fiscal 2009. Included in the exit costs is a write down of equipment and leasehold improvements and furniture and fixtures in the amount of $2.1 million, severance accrual of $198,000 and lease termination costs for $665,000. These costs were offset by the reversal of $626,000 of deferred rent accruals.

Other income/expense

During the 13-week period ended March 28, 2009, other income (expense) decreased to $16,000 from $222,000, a decrease of $206,000 or 92.8%, as compared to the same 13-week period last year. This decrease was due to a reduction in interest income of $223,000, caused by lower interest rates and lower average cash and marketable securities balances. The reduction in average cash balances was primarily due to the repurchase of the Company’s common stock.

Income taxes

During the 13-week period ended March 28, 2009, an income tax benefit of $918,000 was recorded as compared to an income tax benefit of $1.2 million recorded in the same 13-week period last year.  The estimated effective tax rate for fiscal 2009 is projected to be 36.5%, as compared to the fiscal 2008 estimate of 37.0%.

Net loss

As a result of the factors discussed above, net loss of $1.6 million was recorded during the 13-week period ended March 28, 2009, as compared to the net loss of $2.1 million for the prior year 13-week period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements are primarily for working capital, inventory for new stores, construction of new stores, remodeling of existing stores and to improve and enhance our information technology systems. We have historically satisfied our cash requirements principally through cash flow from operations. During the 13-week period ended March 28, 2009, we generated $2.2 million of cash flow from operations, as compared to $4.1 million used for the same period in fiscal 2008. We expect to continue to meet our operating cash requirements primarily through cash flows from operating activities, existing cash and equivalents, and short-term investments. At March 28, 2009, we had working capital of $43.0 million, cash and marketable securities of $30.5 million and $4.1 million in third party debt outstanding related to the purchase of AVD. The cash and marketable securities at March 28, 2009 included certificates of deposit that have been placed by the Company as collateral against a standby letter of credit in the amount of $550,000.

The following table sets forth our cash flows for the periods indicated:

	13-Weeks Ended
	March 28, 2009	March 29, 2008
Net cash provided by (used in) operating activities	$2,156,000	$(4,111,000)
Net cash provided by (used in) investing activities	(4,909,000)	12,755,000
Net cash used in financing activities	(936,000)	(12,637,000)
Net decrease in cash and equivalents	$(3,689,000)	$(3,993,000)

During the 13-week period ended March 28, 2009, cash and equivalents decreased by $3.7 million, primarily due to net purchases of marketable securities ($4.2 million), a seasonal increase in inventories ($3.7 million) and the net loss incurred during the current 13-week period. In addition, this decrease was caused by purchases of equipment and leasehold improvements ($683,000) for our new and remodeled stores, amortization of deferred rent ($512,000), repurchase of common stock ($586,000), repayment of a note payable ($350,000) in connection with the acquisition of AVD and a net loss of $1.6 million.  This decrease was partially offset by, depreciation and amortization expense ($2.7 million), the decrease in receivables ($2.2 million) primarily due to the collection of an income tax receivable recorded during fiscal 2008 and a seasonal increase in accounts payable ($4.3 million).

The Company opened two new stores during the 13-week period ended March 28, 2009.  No additional new stores are scheduled to open for the remainder of fiscal 2009.  We spent approximately $683,000 through March 28, 2009, and expect to spend an additional $1.5 million to $2.0 million during the balance of fiscal 2009, for existing remodelings. We announced the closure of 16 underperforming stores throughout fiscal 2008, of which we have closed ten stores as of March 28, 2009 and expect to close the remaining stores over the balance of fiscal 2009. The Company accrued for the cost of closing these stores during fiscal 2008, as noted under note 12 of our condensed consolidated financial statements included herein. We have closed one additional store in the normal course of business during the 13-week period ended March 28, 2009.

During the first quarter of fiscal 2009, the Company has repurchased in the open market a total of 310,199 shares at a cost of $586,000, or an average of $1.89 per share. This brings the total repurchase, since inception of the buyback program in 2007, to 3,682,000 shares, at a cost of $39.8 million or an average of $10.81 per share.

The Company had outstanding letters of credit of $643,000, $585,000 and $783,000 at March 28, 2009, December 27, 2008 and March 29, 2008, respectively.

The Company has no bank debt. The Company’s credit line with Bank of America, N.A., as extended, expired on March 2, 2009.  At expiration, the credit line was $10.0 million. After consideration, given the Company’s current strong liquidity position and expected liquidity needs, coupled with the onerous terms currently being offered by banks on credit facilities due to the ongoing credit crisis, the Company decided not to enter in to a new credit facility at the present time.  There were no outstanding loans due to Bank of America, N.A. as of the expiration date of the credit line.

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

Many of our suppliers rely on working capital financing to fund their operations.  As a result of current economic conditions, lenders have over the last several months generally tightened credit standards and terms.  To the extent that any of our suppliers are unable to obtain adequate credit or their borrowing costs increase, we may experience delays in obtaining products, the suppliers may increase their wholesale prices to us or they may modify payment terms in a manner that is unfavorable to us.  Any of the foregoing could adversely effect our net sales or gross margins, which could adversely effect our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

On July 3, 2007, the Company acquired certain assets of Adrienne Victoria Designs, Inc. (“AVD”), our largest vendor. Under the terms of the agreement, the Company is obligated to make contingent payments, not to exceed $5.5 million, based upon an earn-out to be paid over 5 years, if certain conditions are met. During the first quarters of fiscal 2009 and 2008 and for fiscal 2008, the earn-out threshold was not achieved; therefore, the Company was not obligated to make any cash payments. Other than operating lease commitments and potential payment obligations pursuant to the AVD earn-out, we are not a party to any material off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements in our fiscal 2008 Form 10-K.  As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results will differ from these under different assumptions or conditions.

The Company’s management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of the Consolidated Financial Statements.

Allowance for doubtful accounts. The allowance for doubtful accounts, which is regularly reviewed, is an estimate of probable credit losses in the existing accounts receivable. The allowance is determined based on historical write-off experience and the current retailer environment. Balances over 90 days past due and over a specified amount are reviewed individually for collectability; other balances are considered on an aggregate basis considering the aging of balances.  Account balances are written off against the allowance when it is probable the receivable will not be recovered. There is no off-balance sheet credit exposure related to our customers. Management believes that the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts.  During the 13-week period ended March 28, 2009, we recorded a reserve of approximately $306,000 and utilized $233,000, resulting in an aggregate reserve amount of $184,000 as of March 28, 2009. As of December 27, 2008, the company reported a reserve balance of $111,000.

Inventories. The Company’s finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation that results in a carrying value at the lower of cost or market. For our AVD division, which makes up approximately 12% of total inventory as of March 28, 2009, the raw materials, work in process and finished goods inventories are valued at the lower of cost or market value, using the first-in-first-out valuation method. The Company ensures that the raw materials, work in process and finished goods are properly valued by taking into account any obsolescence and recording a reserve in accordance with our established policy.

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

•       store closings; or

•       underperforming business trends.

The Company evaluates finite-lived assets in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). Finite-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges were recorded during the 13-week period ended March 28, 2009 and March 29, 2008. Cache recorded an impairment charge of $1.1 million for 12 stores for fiscal 2008.

Goodwill and Intangible Assets. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) on December 30, 2001. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. During fiscal 2007, in connection with the acquisition of AVD, the Company recorded goodwill and other intangible assets. The Company performs impairment testing of its subsidiary—AVD, which considers the Company’s fair value to determine whether an impairment charge related to the carrying value of the Company’s recorded goodwill and other intangible assets is necessary. This is reevaluated annually during the fourth quarter, or more frequently if necessary. The Company considers many factors in evaluating whether the carrying value of the recorded goodwill will be recoverable. Factors used to determine this primarily include declines in stock price and the market capitalization in relation to the book value of the Company, discounted projected cash flows of the reporting unit and valuation of companies comparable to the reporting unit. No impairment charges were recorded during the 13-week period ended March 28, 2009 and March 29, 2008. The Company recorded an impairment charge of approximately $1.0 million against the carrying value of AVD’s goodwill for fiscal 2008.

Self Insurance. The Company is self-insured for losses and liabilities related primarily to employee health and welfare claims up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for fiscal 2009 and 2008. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. We maintain stop-loss insurance coverage, which covers us for benefits paid in excess of limits as defined in the plan.

Gift Cards, Gift Certificates and Credits. The Company sells gift cards and gift certificates (“Gift Cards”) and issues credits to its customers when merchandise is returned (“Merchandise Credit”), which do not expire. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card and Merchandise Credit being redeemed by the customer is remote (“Gift Card breakage”), since the Company has determined that it does not have a legal obligation to remit the unredeemed value to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns and the remaining unredeemed percentage at the end of our historical data of 3.5 years. Historical redemptions of Gift Cards ranged from 64% in the first quarter to 0.03% in the fourteenth quarter subsequent to the issue date, resulting in an average of approximately 95% redeemed or 5% unredeemed Gift Cards over the historical data of 3.5 years. We have determined that redemption would be remote based on the fact that, by the fourteenth quarter since issue date, the redemption rate approximated 0%, indicating that the probability of such cards being redeemed is remote. As such, we have recorded breakage income based upon this 5%, which is reviewed on a quarterly basis for propriety. Breakage income represents the balance of Gift Cards and Merchandise Credit, for which the Company believes the likelihood of redemption by the customer is remote. At that time, the Company will recognize breakage income for those Gift Cards and Merchandise Credit. The Company recorded $63,000 and $81,000 of breakage income during the 13-week periods ended March 28, 2009 and March 29, 2008, respectively.

Revenue Recognition.  Sales are recognized at the “point of sale,” which occurs when merchandise is sold in an “over-the-counter” transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges/(credits) to earnings resulting from revisions to estimates on our sales return provision were approximately $185,000 and $198,000 for the 13-week period ended March 28, 2009 and March 29, 2008, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred at our stores for shipping and handling is included in cost of sales. The Company records revenues net of applicable sales tax.

In connection with the acquisition of AVD, the Company also acquired the rights to the “Mary L.” trademark. Mary L. products are sold in upper tier department stores and, as a result, Mary L. sales are included under net sales when the merchandise is shipped to the department stores. Mary L. sales are recorded net of any returns, chargebacks, discounts and allowances. We also maintain a reserve as a reduction to sales for potential returns, chargebacks, discounts and allowances. During the 13-week period ended March 28, 2009, we recorded a reserve of approximately $306,000 and utilized $233,000, resulting in an aggregate reserve amount of $184,000 as of March 28, 2009.

Under Cache’s co-branded visa card program, the Company receives from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract.  During the 13-week periods ended March 28, 2009 and March 29, 2008, the Company received approximately $240,000 and $289,000 respectively, in connection with activated cards. The amount of fee income recorded in connection with activated credit cards was $90,000 for the 13-week period ended March 28, 2009 and insignificant for the same period last year.

The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded has been insignificant for the 13-week periods ended March 28, 2009 and March 29, 2008.

The Company also offers its card holders a program whereby points can be earned on net purchases made with the co-branded credit card. Five reward points are awarded for each dollar spent at Cache and one reward point is awarded for each dollar spent at non-Cache businesses.  A cardholder whose credit card account is not delinquent, in default or closed will be automatically eligible to receive a $25 Cache gift card upon accrual of 2,500 reward points. The issuing bank bears the cost of the reward program and is responsible for the administration and management of the program.

Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of

March 28, 2009, the Company has recorded a $331,000 reserve, net of federal benefit for potential tax contingencies. No such reserves were recorded as of March 29, 2008.

Effective December 31, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority having full knowledge of all relevant information.

Seasonality. The Company experiences seasonal and quarterly fluctuations in net sales and operating income. Quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, fashion trends, shifts in timing of certain holidays, economic conditions and competition.  Our business is subject to seasonal influences, characterized by highest sales during the fourth quarter (October, November and December) and lowest sales during the third quarter (July, August and September). We believe that historical quarterly trends were disrupted in fiscal 2008 by macroeconomic conditions during the second half of the fiscal year. These macroeconomic conditions may continue to disrupt historical trends in fiscal 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk relates primarily to changes in interest rates. The interest rate risk involves the short-term investment of excess cash in short-term, investment-grade interest-bearing securities. These investments are included in cash and equivalents as well as marketable securities on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

The Company is committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the 13-weeks ended March 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The Further Spread of H1N1 Influenza May Adversely Affect Our Business

During April 2009, the World Health Organization issued a warning for the H1N1 virus. The further spread of H1N1 influenza, which is more commonly known as “swine flu,” may adversely affect our business.  We could be adversely affected if one or more jurisdictions in which we have stores impose mandatory store closures or seek voluntary closures.  Furthermore, shoppers may seek to avoid crowded or enclosed locations such as malls, where substantially all of our stores are located.  H1N1 influenza also could adversely affect our ability to adequately staff our stores, receive merchandise deliveries on a timely basis and/or perform functions at the corporate level.  Even if H1N1 influenza does not spread significantly or does not result in a significant number of additional fatalities, the perceived risk of infection or significant health risk may adversely affect our business.

ITEM 6.  EXHIBITS

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2009
CACHE, INC.

BY:	/s/ Thomas E. Reinckens
Thomas E. Reinckens
Chairman and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Margaret Feeney
Margaret Feeney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)