Form 10-Q
period 2009-06-27
CACHE INC
filed 2009-08-06
CIK 350199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

As of July 31 2009, 12,727,837 common shares were outstanding.

CACHE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27, 2009	December 27, 2008	June 28, 2008
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$2,815,000	$4,835,000	$1,045,000
Marketable securities	30,513,000	25,153,000	26,319,000
Certificates of deposit — restricted	1,500,000	—	—
Receivables, net	2,653,000	3,898,000	4,565,000
Income tax receivables	534,000	5,883,000	—
Inventories, net	22,420,000	22,321,000	35,042,000
Prepaid expenses and other current assets	2,109,000	1,795,000	4,465,000
Total current assets	62,544,000	63,885,000	71,436,000

Equipment and leasehold improvements, net	38,415,000	43,320,000	46,764,000
Goodwill	9,092,000	9,092,000	10,089,000
Intangible assets, net	1,245,000	1,304,000	1,364,000
Other assets	2,399,000	1,924,000	382,000

Total assets	$113,695,000	$119,525,000	$130,035,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,559,000	$6,375,000	$10,567,000
Note payable	1,282,000	1,259,000	1,362,000
Accrued compensation	1,316,000	1,713,000	1,949,000
Accrued liabilities	8,647,000	11,077,000	9,663,000
Total current liabilities	16,804,000	20,424,000	23,541,000

Note payable	2,518,000	3,143,000	3,753,000
Other liabilities	16,430,000	16,795,000	16,373,000
Deferred income taxes, net	—	—	99,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock, par value $.01; authorized, 20,000,000 shares; issued 16,410,036, 16,410,036 and 16,392,936	164,000	164,000	164,000
Additional paid-in capital	47,272,000	47,155,000	46,784,000
Retained earnings	70,302,000	71,053,000	78,227,000
Treasury stock, 3,682,199, 3,372,000 and 3,167,000 shares, at cost	(39,795,000)	(39,209,000)	(38,906,000)
Total stockholders’ equity	77,943,000	79,163,000	86,269,000

Total liabilities and stockholders’ equity	$113,695,000	$119,525,000	$130,035,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE TWENTY-SIX WEEKS ENDED

(Unaudited)

	June 27, 2009	June 28, 2008

Net sales	$109,872,000	$141,681,000

Cost of sales, including buying and occupancy	62,848,000	79,074,000

Gross profit	47,024,000	62,607,000

Expenses
Store operating expenses	39,251,000	48,701,000
General and administrative expenses	8,985,000	11,871,000
Store exit costs	—	2,308,000
Total expenses	48,236,000	62,880,000

Operating loss	(1,212,000)	(273,000)

Other income (expense):
Interest expense	(98,000)	(131,000)
Interest income	127,000	487,000
Total other income, net	29,000	356,000

Income (loss) before income taxes	(1,183,000)	83,000

Income tax provision (benefit)	(432,000)	31,000

Net income (loss)	$(751,000)	$52,000

Basic earnings (loss) per share	$(0.06)	$0.00

Diluted earnings (loss) per share	$(0.06)	$0.00

Basic weighted average shares outstanding	12,841,000	13,443,000

Diluted weighted average shares outstanding	12,841,000	13,462,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

	June 27, 2009	June 28, 2008

Net sales	$56,866,000	$73,973,000

Cost of sales, including buying and occupancy	31,636,000	39,781,000

Gross profit	25,230,000	34,192,000

Expenses
Store operating expenses	19,663,000	24,783,000
General and administrative expenses	4,249,000	6,202,000
Total expenses	23,912,000	30,985,000

Operating income	1,318,000	3,207,000

Other income (expense):
Interest expense	(47,000)	(63,000)
Interest income	60,000	197,000
Total other income, net	13,000	134,000

Income before income taxes	1,331,000	3,341,000

Income tax provision	486,000	1,236,000

Net income	$845,000	$2,105,000

Basic earnings per share	$0.07	$0.16

Diluted earnings per share	$0.07	$0.16

Basic weighted average shares outstanding	12,728,000	13,320,000

Diluted weighted average shares outstanding	12,728,000	13,357,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED

(Unaudited)

	June 27, 2009	June 28, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(751,000)	$52,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,691,000	6,260,000
Write down of equipment and leasehold improvements, net of deferred rent	—	1,445,000
Provision for sales allowance and doubtful accounts, net	(37,000)	117,000
Stock-based compensation	117,000	150,000
Non-cash interest expense on note payable	47,000	63,000
Deferred income taxes	(468,000)	16,000
Gift card breakage	(123,000)	(159,000)
Amortization of deferred income for co-branded credit card	(197,000)	—
Amortization of deferred rent	(961,000)	(1,030,000)
Excess tax benefit from stock-based compensation	—	(155,000)

Change in assets and liabilities:
Decrease in receivables and income tax receivables	6,631,000	106,000
Increase in inventories	(99,000)	(4,495,000)
Increase in prepaid expenses and other current assets	(321,000)	(1,842,000)
Increase (decrease) in accounts payable	(816,000)	57,000
Decrease in accrued liabilities, accrued compensation and other liabilities	(1,719,000)	(2,243,000)

Net cash provided by (used in) operating activities	6,994,000	(1,658,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities	(19,063,000)	(26,908,000)
Maturities of marketable securities	13,703,000	43,476,000
Certificates of deposit — restricted	(1,500,000)	—
Purchase of equipment and leasehold improvements	(919,000)	(6,029,000)

Net cash provided by (used in) investing activities	(7,779,000)	10,539,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of common stock	—	344,000
Excess tax benefit from stock-based compensation	—	155,000
Repayment of note payable	(649,000)	(882,000)
Repurchase of common stock	(586,000)	(14,696,000)

Net cash used in financing activities	(1,235,000)	(15,079,000)

Net decrease in cash and equivalents	(2,020,000)	(6,198,000)
Cash and equivalents, at beginning of period	4,835,000	7,243,000
Cash and equivalents, at end of period	$2,815,000	$1,045,000

Supplemental disclosure of cash flow information:

Interest paid	$105,000	$141,000
Income taxes paid	$118,000	$1,853,000
Accrued equipment and leasehold improvements	$24,000	$461,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” or “our” means Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. We own and operate women’s apparel specialty stores under the trade name “Cache” and “Cache Luxe”. As of June 27, 2009, we operated 286 Cache and five Cache Luxe stores.

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

2.              STOCK BASED COMPENSATION

The Company records compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, as interpreted by SEC Staff Accounting Bulletin No. 107. During the 26 and 13-week periods ended June 27, 2009, the Company recognized approximately $117,000 and $59,000, respectively, in stock-based compensation expense and, for the same periods ended June 28, 2008, the Company recognized approximately $150,000 and $76,000, respectively.  The grant date fair value is calculated using the Black-Scholes option valuation model. The Company did not grant any options during the 26 and 13-week periods ended June 27, 2009 and no excess tax benefits were recognized from the exercise of stock options during the same period. During the 26-week period ended June 28, 2008, the Company granted 15,000 options and recognized $155,000 in excess tax benefits from the exercise of stock options. No options were granted and no excess tax benefits from the exercise of stock options was recognized during the 13-week period ended June 28, 2008.

The weighted-average fair value of options granted during the 26 and 13-week periods ended June 28, 2008 was $3.14. The grant date fair value is calculated using the Black-Scholes option valuation model. The following assumptions were used during fiscal 2008:

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

3.              BASIC AND DILUTED EARNINGS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share has been computed based upon the weighted average of common shares outstanding. Diluted earnings per share gives effect to outstanding stock options. Earnings per common share has been computed as follows:

	26-Weeks Ended		13-Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Net income (loss)	$(751,000)	$52,000	$845,000	$2,105,000
Basic weighted number of average shares outstanding	12,841,000	13,443,000	12,728,000	13,320,000
Incremental shares from assumed issuances of stock options	—	19,000	—	37,000

Diluted weighted average number of shares outstanding	12,841,000	13,462,000	12,728,000	13,357,000

Net income (loss) per share - Basic	$(0.06)	$0.00	$0.07	$0.16
- Diluted	$(0.06)	$0.00	$0.07	$0.16

Options to purchase 732,675 and 721,675 common shares were excluded from the computation of diluted earnings per share for the 26 and 13-week periods ended June 27, 2009, respectively, due to the net loss and also due to the anti-dilutive effect caused by the exercise price exceeding the average market price, respectively.

Options to purchase 644,000 common shares were excluded from the computation of diluted earnings per share for the 26 and 13-week periods ended June 28, 2008, due to the anti-dilutive effect caused by the exercise price exceeding the average market price.

4.              RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued Staff Position No. FAS 107-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends FASB Statement No.107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financials information at interim reporting periods. SFAS No. 107-1 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. Effective June 27, 2009, the Company adopted SFAS No. 107-1, which required additional disclosure on its consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 provides new guidance on the recognition of an Other-Than-Temporary-Impairments (OTTI) and provides some new disclosure requirements. SFAS No. 115-2 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. Effective June 27, 2009, the Company adopted SFAS No. 115-2, which did not have an impact on its consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 amends FASB Statement No.157, Fair Value Measurements to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability significantly decreased in relation to market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. SFAS No. 157-4 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. Effective June 27, 2009, the Company adopted SFAS No. 157-4, which did not have an impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). This statement improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, SFAS 166 amends various concepts addressed by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125, including removing the concept of qualified special purpose entities. SFAS 166 must be applied to transfers occurring on or after the effective date. SFAS 166 becomes effective for interim and annual periods beginning after November 15, 2009. The Company does not expect to have a material impact on its consolidated financial statements upon adoption.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). This statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. Among other accounting and disclosure requirements, SFAS 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. SFAS 167 becomes effective for interim and annual periods beginning after November 15, 2009. The Company does not expect to have a material impact on its consolidated financial statements upon adoption.

Effective July 1, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“ASC”), which became the single official source of authoritative, nongovernmental GAAP. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the SEC. All other literature became non-authoritative. ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect to have a material impact on its consolidated financial statements upon adoption.

5.              FAIR VALUE MEASUREMENT

Effective December 30, 2007, the Company adopted SFAS 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•                  Level 1 — Unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•                  Level 2 — Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•                  Level 3 — Unobservable inputs that reflect assumptions about what market participants would use in pricing assets or liabilities based on the best information available.

As of June 27, 2009, the Company’s marketable securities primarily consist of short-term United States Treasury bills. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company’s held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

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

The fair value of our marketable securities, which was determined based upon Level 1 inputs, totaled $30.6 million, $25.2 million and $26.3 million as of June 27, 2009, December 27, 2008 and June 28, 2008, respectively. For the fiscal periods ended June 27, 2009, December 27, 2008 and June 28, 2008, the aggregate amount of marketable securities (maturing greater than 90 days and less than one year) totaled approximately $30.5 million, $25.2 million and $26.3 million, respectively. The Company noted small variances between the book value and fair value due to the remaining unamortized premiums. As a result, no impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments. Interest income is recognized when earned.

Fair Value of Financial Instruments

The carrying amounts of certificates of deposit, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to their short-term nature. The Company's note payable due to a related party (previous owners from AVD acquisition and now employees of the Company) includes imputed interest at 5% as the fair market value of this note is not readily determinable because comparable instruments do not exist. The 5% imputed interest represented the Company's average return on its investment portfolio, at the inception of the note.

6.              RECEIVABLES

	June 27,	December 27,	June 28,
	2009	2008	2008
Construction allowances	$384,000	$536,000	$988,000
Third party credit card	1,386,000	2,382,000	1,997,000
Accounts receivable, net	115,000	184,000	686,000
Other	768,000	796,000	894,000
	$2,653,000	$3,898,000	$4,565,000

Accounts receivable, net includes sales from our wholesale division - Mary L., which are recorded net of any returns, chargebacks, discounts and allowances. The Company recorded approximately $502,000 and utilized $547,000 of provisions for sales allowances and doubtful accounts during the 26-week period ended June 27, 2009, which resulted in an aggregate reserve amount of $66,000, as of June 27, 2009.

At June 27, 2009, the income tax receivable was $534,000, which represents the federal and state income tax refunds the Company expects to receive from its fiscal 2008 tax returns. During the 26-week period ended June 27, 2009, the Company received payments of $5.3 million against the $5.9 million receivable, which was recorded for fiscal 2008. During fiscal 2008, the Company recorded income tax receivables of $5.9 million, which resulted from estimated tax payments of $2.5 million made during fiscal 2008 and 2007 combined with a refund of $3.4 million, generated as a result of the carry back on the net loss incurred for fiscal 2008.

7.              INVENTORIES

	June 27,	December 27,	June 28,
	2009	2008	2008
Raw materials	$2,075,000	$2,136,000	$4,568,000
Work in process	1,241,000	1,614,000	2,942,000
Finished goods	19,104,000	18,571,000	27,532,000
	$22,420,000	$22,321,000	$35,042,000

8.              EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	June 27,	December 27,	June 28,
	2009	2008	2008

Leasehold improvements	$53,475,000	$53,480,000	$53,692,000
Furniture, fixtures and equipment	51,704,000	51,789,000	51,026,000
	105,179,000	105,269,000	104,718,000
Less: accumulated depreciation and amortization	(66,764,000)	(61,949,000)	(57,954,000)
	$38,415,000	$43,320,000	$46,764,000

9.              GOODWILL AND INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company’s goodwill and its indefinite-lived intangible assets are reviewed annually for impairment or more frequently, if impairment indicators arise. The annual valuation process is performed during the fourth quarter of each year. The carrying values of goodwill as of June 27, 2009, December 27, 2008 and June 28, 2008 were $9.1 million, $9.1 million and $10.1 million, respectively.

The Company recorded a goodwill impairment charge of $997,000 during the fourth quarter of fiscal 2008. The carrying amounts of intangible assets as of June 27, 2009, December 27, 2008 and June 28, 2008 are as follows:

	June 27,	December 27,	June 28,
	2009	2008	2008
Indefinite-lived intangible assets:
Trademarks-Cache	$102,000	$102,000	$102,000
Trademarks-Mary L	620,000	620,000	620,000
	722,000	722,000	722,000

Definite-lived intangible assets:
Customer relationships	300,000	300,000	300,000
Non-compete agreements	300,000	300,000	300,000
Favorable market lease	160,000	160,000	160,000
	760,000	760,000	760,000
Less: accumulated amortization	(237,000)	(178,000)	(118,000)
	523,000	582,000	642,000

Total intangible assets, net	$1,245,000	$1,304,000	$1,364,000

10.       ACCRUED LIABILITIES

	June 27,	December 27,	June 28,
	2009	2008	2008
Operating expenses	$1,592,000	$2,469,000	$2,176,000
Taxes, including income taxes	1,998,000	2,593,000	1,722,000
Group insurance	556,000	656,000	554,000
Sales return reserve	340,000	550,000	579,000
Leasehold additions	24,000	216,000	461,000
Gift cards, merchandise credit cards and other customer deposits and credits	3,387,000	3,644,000	3,357,000
Store exit costs (Note 12)	301,000	616,000	597,000
Deferred income	449,000	333,000	217,000
	$8,647,000	$11,077,000	$9,663,000

Leasehold additions generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.

11.       BANK DEBT

On May 27, 2009, the Company entered into a one year credit facility with Bank of America (the “Bank”). Under this facility, the Company may direct the Bank to issue letters of credit up to a total of $1,425,000. Any outstanding letters of credit under this facility are collateralized by granting to the bank a security interest in various Certificates of Deposit held by the Company and its subsidiaries with the Bank amounting to a total of $1,500,000. This one year credit facility will expire on May 1, 2010.

Any Certificates of Deposit collateralized against this Line of Credit are reported as restricted funds. Based on the expiry dates of the letters of credits issued, the restricted cash has been reported as either Current or Non-Current. When the expiry date is within one year of the reporting period end date then the Certificates of Deposit are reported as Current, and when the expiry date is beyond one year the Certificates of Deposit are reported as Non-Current.

There were outstanding letters of credit of $1,135,000 under this facility at June 27, 2009.

12.       STORE EXIT COSTS

During fiscal 2008, the Company recorded a pre-tax charge of $2.8 million, net of deferred rent, for asset write down and store closing costs for 16 underperforming stores, of which $2.3 million was recorded for 14 stores during the first quarter of fiscal 2008. As of December 27, 2008, there was a total liability of $695,000 remaining for lease termination and severance costs. The following table identifies the activity during the first half of fiscal 2009.

	Liability Balance Beginning of Year	Utilization	Liability Balance End of Period
Severance	$79,000	$52,000	$27,000
Lease termination costs	616,000	315,000	301,000
	$695,000	$367,000	$328,000

The Company does not expect to incur significant additional exit costs upon the closing of these stores.  The Company has closed 11 underperforming stores as of June 27, 2009 and expects to close the remaining stores over the balance of fiscal 2009.

13.       SUBSEQUENT EVENTS

On July 21, 2009, the Company held its annual meeting of the shareholders at its headquarters located in New York, New York. At this meeting, shareholders approved a stock option and performance incentive plan and also authorized an additional 20,000,000 shares, which brings the total authorized to 40,000,000 shares, of the Company’s common stock. Pursuant to the stock option and performance incentive plan, grants representing up to 800,000 shares in the aggregate may be made to employees who hold various positions within the Company.

The Company has evaluated subsequent events through August 6, 2009, which is the date the financial statements were issued, and has concluded that no such events or transactions took place, which would require a disclosure herein, except for the approval of the stock awards program and the authorization of additional 20,000,000 shares of the Company’s common stock, as mentioned above.

14.       COMMITMENTS AND CONTINGENCIES

On July 3, 2007, the Company, through a wholly-owned subsidiary which was created in connection with the acquisition, acquired certain assets of Adrienne Victoria Designs, Inc. (“AVD”), our largest vendor. Under the terms of the agreement, Cache is obligated to make contingent payments, not to exceed $5.5 million, based upon earn-out provisions to be paid over 5 years, if certain conditions are met. During fiscal 2009 and 2008, the earn-out provision was not achieved; therefore, Cache was not obligated to make any cash payments.

The Company is exposed to a number of asserted and unasserted potential claims.  Management does not believe that the resolution of any of these matters will result in a material loss.  The Company had no guarantees, subleases or assigned lease obligations as of June 27, 2009, December 27, 2008 or June 28, 2008.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 26-week periods ended June 27, 2009 and June 28, 2008, respectively, expressed as a percentage of net sales.

	26-Weeks Ended		13-Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.2	55.8	55.6	53.8
Gross profit	42.8	44.2	44.4	46.2
Store operating expenses	35.7	34.4	34.6	33.5
General and administrative expenses	8.2	8.4	7.5	8.4
Store exit costs	0.0	1.6	0.0	0.0
Operating income (loss)	(1.1)	(0.2)	2.3	4.3
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Interest income	0.1	0.3	0.1	0.3
Income (loss) before income taxes	(1.1)	0.0	2.3	4.5
Income tax provision (benefit)	(0.4)	0.0	0.8	1.7
Net income (loss)	(0.7)%	0.0%	1.5%	2.8%

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	26-Weeks Ended		13-Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Total store count, at end of period	291	297	291	297
Net sales increase (decrease)	(22.5)%	4.7%	(23.1)%	4.1%
Comparable store sales increase (decrease)	(21.9)%	3.0%	(23.0)%	3.1%
Average sales per transaction decrease	(11.2)%	(1.7)%	(9.0)%	(0.5)%
Average number of transactions increase (decrease)	(12.0)%	5.0%	(15.5)%	3.5%
Net sales per average square foot	$177	$223	$91	$117
Total square footage, at end of period (in thousands)	586	601	586	601

Net sales

During the 26-week period ended June 27, 2009, net sales decreased to $109.9 million from $141.7 million, a decrease of $31.8 million, or 22.5%, as compared to the same 26-week period last year.  This reflects $29.2 million of reduced net sales, as a result of a 21.9% decrease in comparable store sales, a decrease of $1.8 million of net sales from our Mary L. division, and a decrease of $919,000 from our non-comparable store sales, which was offset by a small increase in income recognized from our co-branded credit card. The decrease in net sales is due primarily to the ongoing economic crisis, which resulted in a dramatic reduction in mall traffic where Cache stores are primarily located. The decrease in net sales in fiscal 2009 at Cache stores reflected a 12.0% decrease in sales transactions and an 11.2% decrease in average dollars per transactions.

During the 13-week period ended June 27, 2009, net sales decreased to $56.9 million from $74.0 million, a decrease of $17.1 million, or 23.1%, as compared to the same 13-week period last year.  This reflects $16.1 million of reduced net sales, as a result of a 23.0% decrease in comparable store sales, a decrease of $550,000 of net sales from our Mary L. division, and a decrease of $528,000 from our non-comparable store sales, which was offset by a small increase in income recognized from our co-branded credit card. The decrease in net sales for the fiscal 2009 13-week period was due to the same reasons stated above. The decrease in net sales in the quarter at Cache stores reflected a 15.5% decrease in sales transactions and a 9.0% decrease in average dollars per transactions.

Gross profit

During the 26-week period ended June 27, 2009, gross profit decreased to $47.0 million from $62.6 million, a decrease of $15.6 million, or 24.9%, as compared to the same 26-week period last year.  This decrease was primarily due to lower net sales, as described above for the 26-week period for net sales. As a percentage of net sales, gross profit decreased to 42.8% from 44.2% for the fiscal 2009 26-week period, as compared to the prior year period. This decrease as a percentage of net sales was primarily driven by the deleveraging of store occupancy costs resulting from lower sales.  The decrease in net sales was partially offset by a decrease in production costs and higher initial mark ups, primarily due to improved sourcing and lower freight costs, as compared to the prior year.

During the 13-week period ended June 27, 2009, gross profit decreased to $25.2 million from $34.2 million, a decrease of $9.0 million, or 26.2%, as compared to the same 13-week period last year.  This decrease was primarily due to lower net sales, as described above for the 26-week period for net sales. As a percentage of net sales, gross profit decreased to 44.4% from 46.2% for the fiscal 2009 13-week period as compared to the prior year period. This decrease as a percentage of net sales was primarily driven by the deleveraging of store occupancy costs resulting from lower sales.  The decrease in net sales was partially offset by lower freight costs and higher initial mark ups, primarily due to improved sourcing, as compared to the prior year.

Store operating expenses

During the 26-week period ended June 27, 2009, store operating expenses decreased to $39.3 million from $48.7 million, a decrease of $9.4 million, or 19.4%, as compared to the same 26-week period last year. Store operating expenses decreased primarily due to the Company’s initiatives to reduce costs and preserve cash. Due to these initiatives, the Company achieved reductions primarily in payroll expenses ($4.3 million), advertising expense ($1.8 million), depreciation expense ($1.0 million) and group and liability insurance expense ($658,000). Payroll expenses were lower primarily due to a reduction in store hours allotted to employees. The decline in advertising expense was due to a reduction in spending for postcards, direct mail and photography. Depreciation expense decreased as a result of certain assets being fully depreciated as of fiscal 2008, the closure of 16 underperforming stores, as indicated below, under “Store exit costs” and due to the Company’s decision to reduce capital expenditures on new stores, store renovations and new equipment. Group and liability insurance expense decreased due to changes in the Company’s medical plan coupled with reduction in premiums for liability insurance resulting from renegotiated contracts. As a percentage of net sales, store operating expenses increased to 35.7% from 34.4% for the fiscal 2009 26-week period as compared to the prior year period.

During the 13-week period ended June 27, 2009, store operating expenses decreased to $19.7 million from $24.8 million, a decrease of $5.1 million, or 20.7%, as compared to the same 13-week period last year. Store operating expenses decreased primarily due to the Company’s initiatives to reduce costs and preserve cash. Due to these initiatives, the Company achieved reductions primarily in payroll expenses ($2.3 million), advertising expense ($866,000), depreciation expense ($430,000) and group and liability insurance ($580,000). The decrease in payroll expense was primarily due to a reduction in store hours allotted to employees and the decrease in advertising expense was due to a reduction in spending for postcards, direct mail and photography. Depreciation expense decreased as a result of certain assets being fully depreciated as of fiscal 2008. Group and liability insurance expense decreased due to changes in the Company’s medical plan coupled with reduction in premiums for liability insurance resulting from renegotiated contracts. As a percentage of net sales, store operating expenses increased to 34.6% from 33.5% for the fiscal 2009 13-week period as compared to the prior year period.

General and administrative expenses

During the 26-week period ended June 27, 2009, general and administrative expenses decreased to $9.0 million from $11.9 million, a decrease of $2.9 million, or 24.3%, as compared to the same 26-week period last year. The decrease in general and administrative expenses was primarily due to the Company’s initiatives to reduce costs and preserve cash. In total, payroll expenses decreased by $1.1 million, primarily due to the one time charges associated with management changes incurred during the first quarter of fiscal 2008 in the amount of $616,000, combined with a reduction of base salaries paid to several of the Company’s officers and a reduction in headcount. In addition, shipping and commission expenses paid in connection with our Mary L. division decreased by $519,000, due to a decrease in Mary L. sales and also due to a discontinuation of outsourced shipping services for Mary L. products, which are now being shipped through the Company’s primary carrier. Travel expense decreased by $503,000 due to a reduction in travel by corporate and regional management. As a percentage of net sales, general and administrative expenses decreased to 8.2% from 8.4% in fiscal 2009.

During the 13-week period ended June 27, 2009, general and administrative expenses decreased to $4.2 million from $6.2 million, a decrease of $2.0 million, or 31.5%, as compared to the same 13-week period last year. The decrease in general and administrative expenses was primarily due to the Company’s initiatives to reduce costs and preserve cash. In total, payroll expenses decreased by $469,000, primarily due to a reduction of base salaries paid to several of the Company’s officers combined with a reduction in headcount. In addition, shipping and commission expenses paid in connection with our Mary L. division decreased by $596,000, due to a decrease in Mary L. sales and also due to a discontinuation of outsourced shipping services for Mary L. products, which are now being shipped through the Company’s primary carrier. Additional decreases in expenses were noted for travel expense of $249,000, due to a reduction in travel by corporate and regional management and also in professional fees of $414,000. As a percentage of net sales, general and administrative expenses decreased to 7.5% from 8.4% in fiscal 2009.

Store exit costs

There were no exit costs incurred during fiscal 2009. During the 26-week period ended June 28, 2008, the Company recorded a pre-tax charge of $2.3 million ($1.5 million after tax or $0.11 per diluted share) for 14 underperforming stores, of which we closed six stores during fiscal 2008 and an additional five stores during the 26-week period ended June 27, 2009. The remaining stores will close over the balance of fiscal 2009. Included in the exit costs is a write down of equipment and leasehold improvements and furniture and fixtures in the amount of $2.1 million, severance accrual of $198,000 and lease termination costs for $665,000. These costs were offset by the reversal of $626,000 of deferred rents.

Other income/expense

During the 26-week period ended June 27, 2009, other income (expense) decreased to $29,000 from $356,000, a decrease of $327,000 or 91.9%, as compared to the same 26-week period last year. This decrease was due to a reduction in interest income of $360,000, caused by lower interest rates and lower average cash and marketable securities balances. The reduction in average cash balances was primarily due to repurchases of the Company’s common stock.

During the 13-week period ended June 27, 2009, other income (expense) decreased to $13,000 from $134,000, a decrease of $121,000 or 90.3%, as compared to the same 13-week period last year. This decrease was due to a reduction in interest income of $137,000, primarily caused by lower interest rates.

Income taxes

During the 26-week period ended June 27, 2009, an income tax benefit of $432,000 was recorded as compared to an income tax provision of $31,000 recorded in the same 26-week period last year. During the 13-week period ended June 27, 2009, the income tax provision decreased to $486,000 from $1.2 million, a decrease of $750,000 or 60.7%, as compared to the same 13-week period last year. The estimated effective tax rate for fiscal 2009 is projected to be 36.5%, as compared to the fiscal 2008 estimate of 37.0%.

Net income (loss)

As a result of the factors discussed above, net loss of $751,000 and net income of $845,000 was recorded during the 26 and 13-week periods ended June 27, 2009, respectively. In fiscal 2008, net income of $52,000 and $2.1 million was recorded during the 26 and 13-week periods ended June 28, 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements are primarily for working capital, inventory for new stores, construction of new stores, remodeling of existing stores and to improve and enhance our information technology systems. We have historically satisfied our cash requirements principally through cash flow from operations. During the 26-week period ended June 27, 2009, we generated $7.0 million of cash flow from operations, as compared to $1.7 million used for the same period in fiscal 2008. We expect to continue to meet our operating cash requirements primarily through cash flows from operating activities, existing cash and equivalents, and short-term investments. At June 27, 2009, we had working capital of $45.7 million, cash and marketable securities of $34.8 million and $3.8 million in third party debt outstanding related to the purchase of AVD. The cash and marketable securities at June 27, 2009 included certificates of deposit of $1.5 million that have been placed by the Company as collateral against a one year credit facility.

The following table sets forth our cash flows for the periods indicated:

	26-Weeks Ended
	June 27, 2009	June 28, 2008
Net cash provided by (used in) operating activities	$6,994,000	$(1,658,000)
Net cash provided by (used in) investing activities	(7,779,000)	10,539,000
Net cash used in financing activities	(1,235,000)	(15,079,000)
Net decrease in cash and equivalents	$(2,020,000)	$(6,198,000)

During the 26 -week period ended June 27, 2009, cash and equivalents decreased by $2.0 million, primarily due to net purchases of marketable securities ($5.4 million), certificates of deposit — restricted ($1.5 million) used as collateral for outstanding letters of credit and purchases of equipment and leasehold improvements ($919,000) for our new and remodeled stores. The decreases in the various areas mentioned above was offset by a decrease in receivables and income tax receivables ($6.6 million), primarily due to collection of an income tax receivable recorded during fiscal 2008. Decreases were also due to the repurchases of common stock ($586,000) and repayment of a note payable ($649,000) in connection with the acquisition of AVD.

During the 26-week period ended June 27, 2009, the Company opened two new stores and is scheduled to open an additional store during the fourth quarter of fiscal 2009. No new stores were opened during the 13-week period ended June 27, 2009.  We spent approximately $919,000 through June 27, 2009, and expect to spend an additional $1.0 million to $1.5 million during the balance of fiscal 2009, for new store openings and existing remodelings. We announced the closure of 16 underperforming stores throughout fiscal 2008, of which we have closed 11 stores as of June 27, 2009 and expect to close the remaining stores over the balance of fiscal 2009. The Company accrued for the cost of closing these stores during fiscal 2008, as noted under note 12 of our condensed consolidated financial statements included herein. We have closed three additional stores in the normal course of business during the 26-week period ended June 27, 2009.

During the first half of fiscal 2009, the Company had repurchased in the open market a total of 310,199 shares at a cost of $586,000, or an average of $1.89 per share. This brings the total repurchase, since inception of the buyback program in 2007, to 3,682,000 shares, at a cost of $39.8 million or an average of $10.81 per share.

On May 27, 2009, the Company entered into a one year credit facility with Bank of America (the “Bank”). Under this facility, the Company may direct the Bank to issue letters of credit up to a total of $1,425,000. Any outstanding letters of credit under this facility are collateralized by granting to the bank a security interest in various Certificates of Deposit held by the Company and its subsidiaries with the Bank amounting to a total of $1,500,000. This one year credit facility will expire on May 1, 2010.

The Company had outstanding letters of credit of $1.1 million, $585,000 and $569,000 at June 27, 2009, December 27, 2008 and June 28, 2008, respectively.

Inflation / Recession

The Company does not believe that its sales revenue or operating results have been materially impacted by inflation during the past two fiscal years. There can be no assurance, however, that our sales revenue or operating results will not be impacted by inflation in the future.

Recent economic events have affected, and continued economic weakness in the United States is likely to continue to affect, the sales volume and profitability levels of our company.  Furthermore, a further reduction in the availability of consumer credit, especially of credit cards, is likely to adversely affect customer demand for our products, which could result in a decrease in our net sales, which could adversely affect our business, financial condition and results of operations.

Many of our suppliers rely on working capital financing to fund their operations.  As a result of current economic conditions, lenders have over the last several months generally tightened credit standards and terms. Recently, there have been several news articles in the financial media about the possibility of CIT filing for bankruptcy protection. CIT provides financing and collection services to several of the Company’s suppliers. A CIT bankruptcy may create financing or other challenges to our suppliers. To the extent that any of our suppliers are unable to obtain adequate credit or their borrowing costs increase, we may experience delays in obtaining products, the suppliers may increase their wholesale prices to us or they may modify payment terms in a manner that is unfavorable to us.  Any of the foregoing could adversely affect our net sales or gross margins, which could adversely affect our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

On July 3, 2007, the Company acquired certain assets of Adrienne Victoria Designs, Inc. (“AVD”), our largest vendor. Under the terms of the agreement, the Company is obligated to make contingent payments, not to exceed $5.5 million, based upon an earn-out to be paid over 5 years, if certain conditions are met. During the first and second quarters of fiscal 2009 and 2008, the earn-out threshold was not achieved; therefore, the Company was not obligated to make any cash payments. Other than operating lease commitments and potential payment obligations pursuant to the AVD earn-out, we are not a party to any material off-balance sheet financing arrangements.

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

Certificates of deposit — restricted. From time to time, the Company directs Bank of America (the “Bank”) to issue letters of credit under its one year credit facility with the bank. These letters of credit are secured against Certificates of Deposit held by the Company at the Bank.  Any Certificates of Deposit used to secure the Letters of Credit are reported as Restricted Funds. As of June 27, 2009, the Company had $1.5 million of Certificates of deposit securing all outstanding letters of credit. These Certificates of Deposit are reported as Current when the underlying Letters of Credit expire within one year from the end of the reporting period, or as Non-Current when the underlying Letters of Credit expire after one year from the end of the reporting period.

Allowance for doubtful accounts. The allowance for doubtful accounts, which is regularly reviewed, is an estimate of probable credit losses in the existing accounts receivable. The allowance is determined based on historical write-off experience and the current retailer environment. Balances over 90 days past due and over a specified amount are reviewed individually for collectability; other balances are considered on an aggregate basis considering the aging of balances.  Account balances are written off against the allowance when it is probable the receivable will not be recovered. There is no off-balance sheet credit exposure related to our customers. Management believes that the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts.  During the 26-week period ended June 27, 2009, we recorded a reserve of approximately $502,000 and utilized $547,000, resulting in an aggregate reserve amount of $66,000 as of June 27, 2009. As of December 27, 2008, the Company reported a reserve balance of $111,000.

Inventories. The Company’s finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation that results in a carrying value at the lower of cost or market. For our AVD division, which made up approximately 15.3% of total inventory as of June 27, 2009, the raw materials, work in process and finished goods inventories are valued at the lower of cost or market value, using the first-in-first-out valuation method. The Company ensures that the raw materials, work in process and finished goods are properly valued by taking into account any obsolescence and recording a reserve in accordance with our established policy.

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

•       store closings; or

•       underperforming business trends.

The Company evaluates finite-lived assets in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). Finite-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges were recorded during the 26-week period ended June 27, 2009 and June 28, 2008. Cache recorded an impairment charge of $1.1 million for 12 stores during the fourth quarter of fiscal 2008.

Goodwill and Intangible Assets. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) on December 30, 2001. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. During fiscal 2007, in connection with the acquisition of AVD, the Company recorded goodwill and other intangible assets. The Company performs impairment testing of its subsidiary—AVD, which considers the Company’s fair value to determine whether an impairment charge related to the carrying value of the Company’s recorded goodwill and other intangible assets is necessary. This is reevaluated annually during the fourth quarter, or more frequently if necessary. The Company considers many factors in evaluating whether the carrying value of the recorded goodwill will be recoverable. Factors used to determine this primarily include declines in stock price and the market capitalization in relation to the book value of the Company, discounted projected cash flows of the reporting unit and valuation of companies comparable to the reporting unit. No impairment charges were recorded during the 26-week period ended June 27, 2009 and June 28, 2008. Cache recorded an impairment charge of approximately $1.0 million against the carrying value of AVD’s goodwill during the fourth quarter of fiscal 2008.

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

Gift Cards, Gift Certificates and Credits. The Company sells gift cards and gift certificates (“Gift Cards”) and issues credits to its customers when merchandise is returned (“Merchandise Credit”), which do not expire. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card and Merchandise Credit being redeemed by the customer is remote (“Gift Card breakage”), since the Company has determined that it does not have a legal obligation to remit the unredeemed value to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns and the remaining unredeemed percentage at the end of our historical data of 3.5 years. Historical redemptions of Gift Cards ranged from 64% in the first quarter to 0.03% in the fourteenth quarter subsequent to the issue date, resulting in an average of approximately 95% redeemed or 5% unredeemed Gift Cards over the historical data of 3.5 years. We have determined that redemption would be remote based on the fact that, by the fourteenth quarter since issue date, the redemption rate approximated 0%, indicating that the probability of such cards being redeemed is remote. As such, we have recorded breakage income based upon this 5%, which is reviewed on a quarterly basis for propriety. Breakage income represents the balance of Gift Cards and Merchandise Credit, for which the Company believes the likelihood of redemption by the customer is remote. At that time, the Company will recognize breakage income for those Gift Cards and Merchandise Credit. The Company recorded $123,000 and $159,000 of breakage income during the 26-week periods ended June 27, 2009 and June 28, 2008, respectively.

Revenue Recognition.  Sales are recognized at the “point of sale,” which occurs when merchandise is sold in an “over-the-counter” transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges/(credits) to earnings resulting from revisions to estimates on our sales return provision were approximately $(210,000) and $(173,000) for the 26-week period ended June 27, 2009 and June 28, 2008, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred at our stores for shipping and handling are included in cost of sales. The Company records revenues net of applicable sales tax.

In connection with the acquisition of AVD, the Company also acquired the rights to the “Mary L.” trademark. Mary L. products are sold in upper tier department stores and, as a result, Mary L. sales are included under net sales when the merchandise is shipped to the department stores. Mary L. sales are recorded net of any returns, chargebacks, discounts and allowances. We also maintain a reserve as a reduction to sales for potential returns, chargebacks, discounts and allowances. During the 26-week period ended June 27, 2009, we recorded a reserve of approximately $502,000 and utilized $547,000, resulting in an aggregate reserve amount of $66,000 as of June 27, 2009.

Under Cache’s co-branded visa card program, the Company receives from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract.  During the 26-week periods ended June 27, 2009 and June 28, 2008, the Company received approximately $593,000 and $778,000 respectively, in connection with activated cards. The amount of fee income recorded in connection with activated credit cards was $197,000 and $76,000 for the 26-week period ended June 27, 2009 and June 28, 2008, respectively.

The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded was $145,000 and $100,000 for the 26-week period ended June 27, 2009 and June 28, 2008, respectively.

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

Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of June 27, 2009, the Company has recorded a $288,000 reserve, net of federal benefit for potential tax contingencies. No such reserves were recorded as of June 28, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk relates primarily to changes in interest rates. The interest rate risk involves the short-term investment of excess cash in short-term, investment-grade interest-bearing securities. These investments are included in cash and equivalents, marketable securities, and certificates of deposit — restricted on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the 26-weeks ended June 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 6, 2009
CACHE, INC.

BY:	/s/ Thomas E. Reinckens
Thomas E. Reinckens
Chairman and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Margaret Feeney
Margaret Feeney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)