Form 10-Q
period 2009-09-26
CACHE INC
filed 2009-11-05
CIK 350199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

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

As of October 31, 2009, 12,751,174 common shares were outstanding.

CACHE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26, 2009	December 27, 2008	September 27, 2008
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$5,329,000	$4,835,000	$2,023,000
Marketable securities	27,376,000	25,153,000	23,570,000
Certificates of deposit — restricted	1,500,000	—	—
Receivables, net	2,713,000	3,898,000	4,848,000
Income tax receivables	2,225,000	5,883,000	—
Inventories, net	20,434,000	22,321,000	33,802,000
Prepaid expenses and other current assets	1,117,000	1,795,000	5,611,000
Total current assets	60,694,000	63,885,000	69,854,000

Equipment and leasehold improvements, net	35,724,000	43,320,000	46,393,000
Goodwill	9,092,000	9,092,000	10,089,000
Intangible assets, net	1,012,000	1,304,000	1,334,000
Other assets	4,274,000	1,924,000	389,000

Total assets	$110,796,000	$119,525,000	$128,059,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,676,000	$6,375,000	$8,931,000
Note payable	1,294,000	1,259,000	1,248,000
Accrued compensation	2,862,000	1,713,000	2,682,000
Accrued liabilities	8,246,000	11,077,000	10,366,000
Total current liabilities	20,078,000	20,424,000	23,227,000

Note payable	2,199,000	3,143,000	3,450,000
Other liabilities	17,202,000	16,795,000	16,335,000
Deferred income taxes, net	—	—	133,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock, par value $.01; authorized, 40,000,000 shares; issued 16,410,036, 16,410,036 and 16,410,036	164,000	164,000	164,000
Additional paid-in capital	47,428,000	47,155,000	47,075,000
Retained earnings	63,520,000	71,053,000	76,581,000
Treasury stock, 3,682,199, 3,372,000 and 3,167,000 shares, at cost	(39,795,000)	(39,209,000)	(38,906,000)
Total stockholders’ equity	71,317,000	79,163,000	84,914,000

Total liabilities and stockholders’ equity	$110,796,000	$119,525,000	$128,059,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTY-NINE WEEKS ENDED

(Unaudited)

	September 26, 2009	September 27, 2008

Net sales	$154,813,000	$199,820,000

Cost of sales, including buying and occupancy	93,574,000	111,599,000

Gross profit	61,239,000	88,221,000

Expenses
Store operating expenses	57,840,000	71,741,000
General and administrative expenses	13,341,000	16,676,000
Store exit costs	—	2,757,000
Employee separation charge (Note 13)	2,121,000	—
Total expenses	73,302,000	91,174,000

Operating loss	(12,063,000)	(2,953,000)

Other income (expense):
Interest expense	(146,000)	(189,000)
Interest income	178,000	612,000
Total other income, net	32,000	423,000

Loss before income taxes	(12,031,000)	(2,530,000)

Income tax benefit	(4,498,000)	(936,000)

Net loss	$(7,533,000)	$(1,594,000)

Basic loss per share	$(0.59)	$(0.12)

Diluted loss per share	$(0.59)	$(0.12)

Basic weighted average shares outstanding	12,810,000	13,372,000

Diluted weighted average shares outstanding	12,810,000	13,372,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

	September 26, 2009	September 27, 2008

Net sales	$44,941,000	$58,139,000

Cost of sales, including buying and occupancy	30,727,000	32,525,000

Gross profit	14,214,000	25,614,000

Expenses
Store operating expenses	18,590,000	23,040,000
General and administrative expenses	4,357,000	4,805,000
Store exit costs	—	449,000
Employee separation charge (Note 13)	2,121,000	—
Total expenses	25,068,000	28,294,000

Operating loss	(10,854,000)	(2,680,000)

Other income (expense):
Interest expense	(48,000)	(58,000)
Interest income	52,000	125,000
Total other income, net	4,000	67,000

Loss before income taxes	(10,850,000)	(2,613,000)

Income tax benefit	(4,067,000)	(967,000)

Net loss	$(6,783,000)	$(1,646,000)

Basic loss per share	$(0.53)	$(0.12)

Diluted loss per share	$(0.53)	$(0.12)

Basic weighted average shares outstanding	12,748,000	13,229,000

Diluted weighted average shares outstanding	12,748,000	13,229,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED

(Unaudited)

	September 26, 2009	September 27, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(7,533,000)	$(1,594,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,757,000	9,406,000
Write down of equipment and leasehold improvements, net of deferred rent	—	1,570,000
Employee separation charge	2,121,000	—
Provision for sales allowance and doubtful accounts, net	(57,000)	(8,000)
Stock-based compensation	273,000	224,000
Non-cash interest expense	48,000	58,000
Deferred income taxes	(2,343,000)	50,000
Gift card breakage	(173,000)	(222,000)
Amortization of deferred income for co-branded credit card	(319,000)	—
Amortization of deferred rent	(1,549,000)	(1,713,000)
Excess tax benefit from stock-based compensation	—	(155,000)

Change in assets and liabilities:
Decrease (increase) in receivables and income tax receivables	4,900,000	(52,000)
Decrease (increase) in inventories	1,887,000	(3,255,000)
Decrease (increase) in prepaid expenses and other current assets	671,000	(2,995,000)
Increase (decrease) in accounts payable	1,301,000	(1,579,000)
Decrease in accrued liabilities, accrued compensation and other liabilities	(951,000)	(78,000)

Net cash provided by (used in) operating activities	7,033,000	(343,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities	(31,040,000)	(29,482,000)
Maturities of marketable securities	28,817,000	48,799,000
Certificates of deposit — restricted	(1,500,000)	—
Purchase of equipment and leasehold improvements	(1,278,000)	(8,920,000)

Net cash provided by (used in) investing activities	(5,001,000)	10,397,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of common stock	—	561,000
Excess tax benefit from stock-based compensation	—	155,000
Repayment of note payable	(952,000)	(1,294,000)
Repurchase of common stock	(586,000)	(14,696,000)

Net cash used in financing activities	(1,538,000)	(15,274,000)

Net increase (decrease) in cash and equivalents	494,000	(5,220,000)
Cash and equivalents, at beginning of period	4,835,000	7,243,000
Cash and equivalents, at end of period	$5,329,000	$2,023,000

Supplemental disclosure of cash flow information:

Interest paid	$152,000	$205,000
Income taxes paid	$269,000	$1,901,000
Accrued equipment and leasehold improvements	$10,000	$564,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” or “our” means Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. We own and operate women’s apparel specialty stores under the trade name “Cache” and “Cache Luxe”. As of September 26, 2009, we operated 284 Cache and five Cache Luxe stores.

The accompanying unaudited condensed consolidated financial statements include all known adjustments necessary for a fair presentation of the results of the interim periods as required by accounting principles generally accepted in the United States. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may materially differ from these estimates.

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

2.              STOCK BASED COMPENSATION

The Company’s stock-based award program historically included only stock options. Pursuant to the stock option and performance incentive plan approved at the annual meeting of the shareholders on July 21, 2009, the Company granted 219,000 shares of restricted stock awards to employees who hold various positions within the Company.  Two-thirds of these restricted stock awards contingently vest over a three year period, based on the Company meeting performance goals, and one-third vest equally on an annual basis over the requisite service period.

Stock-based compensation expense for all stock-based awards program, including grants of stock options, is recorded in accordance with “Compensation-Stock Compensation”, Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”).  During the 39 and 13-week periods ended September 26, 2009, the Company recognized approximately $273,000 and $156,000, respectively, in stock-based compensation expense and, for the same periods ended September 27, 2008, the Company recognized approximately $224,000 and $75,000, respectively.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. The Company did not grant any options during the 39 and 13-week periods ended September 26, 2009 and no excess tax benefits were recognized from the exercise of stock options during the same period. During the 39-week period ended September 27, 2008, the Company granted 15,000 options and recognized $155,000 in excess tax benefits from the exercise of stock options. No options were granted and no excess tax benefits from the exercise of stock options was recognized during the 13-week period ended September 27, 2008.

The fair value of the restricted stock granted on July 21, 2009 was $3.65, which is equal to the closing market price of the underlying common stock.  Of the 219,000 shares granted, 23,337 vested as of September 26, 2009. The total grant-date fair value of restricted stock that vested as of September 26, 2009 was $85,000.

The weighted-average fair value of options granted during the 39 and 13-week periods ended September 27, 2008 was $3.14. The grant date fair value is calculated using the Black-Scholes option valuation model. The following assumptions were used during fiscal 2008:

Expected dividend rate	$0.00
Expected volatility	36.06%
Risk free interest rate	2.64%
Expected lives (years)	4.00

3.              BASIC AND DILUTED EARNINGS PER SHARE

In accordance with “Earnings Per Share”, Topic 260 of the FASB ASC, basic earnings per share has been computed based upon the weighted average of common shares outstanding. Diluted earnings per share gives effect to outstanding stock options. Earnings per common share has been computed as follows:

	39-Weeks Ended		13-Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Net loss	$(7,533,000)	$(1,594,000)	$(6,783,000)	$(1,646,000)
Basic weighted number of average shares outstanding	12,810,000	13,372,000	12,748,000	13,229,000
Incremental shares from assumed issuances of stock options and restricted stock	—	—	—	—

Diluted weighted average number of shares outstanding	12,810,000	13,372,000	12,748,000	13,229,000

Net loss per share - Basic	$(0.59)	$(0.12)	$(0.53)	$(0.12)
- Diluted	$(0.59)	$(0.12)	$(0.53)	$(0.12)

The Company excluded unvested restricted stock and stock options to purchase 779,338 and 732,675 common shares from the computation of diluted earnings per share for the 39 and 13-week periods ended September 26, 2009 and September 27, 2008, respectively, due to the net loss incurred by the Company.

4.              RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, new authoritative guidance regarding “Accounting for Transfers of Financial Assets” was issued. This statement improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, this guidance amends various concepts addressed by the authoritative guidance “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, including removing the concept of qualified special purpose entities. This guidance, which must be applied to transfers occurring on or after the effective date becomes effective for interim and annual periods beginning after November 15, 2009. The Company does not expect to have a material impact on its consolidated financial statements upon adoption.

In June 2009, authoritative guidance regarding amended standards for determining whether to consolidate a variable interest entity was issued. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This guidance becomes effective for interim and annual periods beginning after November 15, 2009. The Company does not expect to have a material impact on its consolidated financial statements upon adoption.

In August 2009, amended authoritative guidance regarding “Measuring Liabilities at Fair Value” was issued. This amended standard clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, the reporting entity is required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, the reporting entity is required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for the Company beginning in the fourth quarter of fiscal year 2009 and are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

In October 2009, new authoritative guidance regarding “Revenue Recognition — Multiple-Deliverable Revenue Arrangements” was issued. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this new standards modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance is effective in fiscal year beginning on or after June 15, 2010, however early adoption is permitted. The Company does not expect to have a material impact on its consolidated financial statements upon adoption.

In October 2009, new authoritative guidance regarding “Software — Certain Revenue Arrangements That Include Software Elements” was issued. This guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. This new standard is effective in fiscal year beginning on or after June 15, 2010, however early adoption is permitted. The Company does not expect to have a material impact on its consolidated financial statements upon adoption.

5.              FAIR VALUE MEASUREMENT

In accordance with “Fair Value Measurements and Disclosures”, Topic 820 of the FASB ASC, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Topic 820 of the FASB ASC establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

As of September 26, 2009, the Company’s marketable securities primarily consist of short-term United States Treasury bills. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company’s held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

“Financial Instruments”, Topic 825 of the FASB ASC, provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with Topic 825 of the FASB ASC.

The fair value of our marketable securities, which was determined based upon Level 1 inputs, totaled $27.4 million, $25.2 million and $23.6 million as of September 26, 2009, December 27, 2008 and September 27, 2008, respectively. For the fiscal periods ended September 26, 2009, December 27, 2008 and September 27, 2008, the aggregate amount of marketable securities (maturing greater than 90 days and less than one year) totaled approximately $27.4 million, $25.2 million and $23.6 million, respectively. The Company noted small variances between the book value and fair value due to the remaining unamortized premiums. As a result, no impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments. Interest income is recognized when earned.

Fair Value of Financial Instruments

The carrying amounts of certificates of deposit, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to their short-term nature. The Company’s note payable due to certain of its former executives, which the Company recorded in connection with the acquisition of Adrienne Victoria Designs, Inc. (“AVD”) (previous owners of AVD; see Note 13) includes imputed interest at 5% as the fair market value of this note is not readily determinable because comparable instruments do not exist. The 5% imputed interest represented the Company’s average return on its investment portfolio, at the inception of the note.

6.              RECEIVABLES

	September 26,	December 27,	September 27,
	2009	2008	2008
Construction allowances	$177,000	$536,000	$607,000
Third party credit card	1,960,000	2,382,000	2,727,000
Accounts receivable, net	101,000	184,000	369,000
Other	475,000	796,000	1,145,000
	$2,713,000	$3,898,000	$4,848,000

Accounts receivable, net includes sales from our wholesale division - Mary L., which are recorded net of any returns, chargebacks, discounts and allowances. The Company recorded approximately $560,000 and utilized $625,000 of provisions for sales allowances and doubtful accounts during the 39-week period ended September 26, 2009, which resulted in an aggregate reserve amount of $46,000, as of September 26, 2009.

At September 26, 2009, the Company estimated to receive $2.2 million, which represents the federal and state income tax refunds expected to be received from its fiscal 2008 and 2009 tax returns. During the 39-week period ended September 26, 2009, the Company received payments of $5.4 million against the $5.9 million receivable, which was recorded for fiscal 2008. For the 39-week period ended September 26, 2009, the Company expects to receive refunds of $1.8 million, which is estimated based on the net loss incurred for fiscal 2009 that is available for carry back. During fiscal 2008, the Company recorded income tax receivables of $5.9 million, which resulted from estimated tax payments of $2.5 million made during fiscal 2008 and 2007 combined with a refund of $3.4 million, generated as a result of the carry back on the net loss incurred for fiscal 2008.

7.              INVENTORIES

	September 26,	December 27,	September 27,
	2009	2008	2008
Raw materials	$1,911,000	$2,136,000	$2,896,000
Work in process	1,505,000	1,614,000	2,591,000
Finished goods	17,018,000	18,571,000	28,315,000
	$20,434,000	$22,321,000	$33,802,000

8.              EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	September 26,	December 27,	September 27,
	2009	2008	2008

Leasehold improvements	$53,011,000	$53,480,000	$54,168,000
Furniture, fixtures and equipment	38,164,000	51,789,000	52,201,000
	91,175,000	105,269,000	106,369,000
Less: accumulated depreciation and amortization	(55,451,000)	(61,949,000)	(59,976,000)
	$35,724,000	$43,320,000	$46,393,000

9.              GOODWILL AND INTANGIBLE ASSETS

In accordance with “Intangibles -Goodwill and Other”, Topic 350 of the FASB ASC, the Company’s goodwill and its indefinite-lived intangible assets are reviewed annually for impairment or more frequently, if impairment indicators arise. The annual valuation process is performed during the fourth quarter of each year. The carrying values of goodwill as of September 26, 2009, December 27, 2008 and September 27, 2008 were $9.1 million, $9.1 million and $10.1 million, respectively.

The Company recorded a goodwill impairment charge of $997,000 during the fourth quarter of fiscal 2008. The carrying amounts of intangible assets as of September 26, 2009, December 27, 2008 and September 27, 2008 are as follows:

	September 26,	December 27,	September 27,
	2009	2008	2008
Indefinite-lived intangible assets:
Trademarks-Cache	$102,000	$102,000	$102,000
Trademarks-Mary L	620,000	620,000	620,000
	722,000	722,000	722,000

Definite-lived intangible assets:
Customer relationships	300,000	300,000	300,000
Non-compete agreements	—	300,000	300,000
Favorable market lease	160,000	160,000	160,000
	460,000	760,000	760,000
Less: accumulated amortization	(170,000)	(178,000)	(148,000)
	290,000	582,000	612,000

Total intangible assets, net	$1,012,000	$1,304,000	$1,334,000

During the third quarter of fiscal 2009, the Company took a charge of $204,000 for the remaining net book value of its definite-lived intangible asset - Non-compete agreements, which were acquired in connection with acquisition of AVD. This charge resulted from an employee separation agreement (see Note 13) that the Company entered into with certain of its former executives during the 13-week period ended September 26, 2009.

10.       ACCRUED LIABILITIES

	September 26,	December 27,	September 27,
	2009	2008	2008
Operating expenses	$1,927,000	$2,469,000	$2,243,000
Taxes, including income taxes	1,555,000	2,593,000	1,905,000
Group insurance	502,000	656,000	625,000
Sales return reserve	411,000	550,000	597,000
Leasehold additions	10,000	216,000	564,000
Gift cards, merchandise credit cards and other customer deposits and credits	3,077,000	3,644,000	3,532,000
Store exit costs (Note 12)	254,000	616,000	622,000
Deferred income	510,000	333,000	278,000
	$8,246,000	$11,077,000	$10,366,000

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

There were outstanding letters of credit of $1.1 million under this facility at September 26, 2009.

12.       STORE EXIT COSTS

During fiscal 2008, the Company recorded a pre-tax charge of $2.8 million, net of deferred rent, for asset write down and store closing costs for 16 underperforming stores, of which $2.3 million was recorded for 14 stores during the first quarter of fiscal 2008. As of December 27, 2008, there was a total liability of $695,000 remaining for lease termination and severance costs. The following table identifies the activity during fiscal 2009.

	Liability Balance Beginning of Year	Utilization	Liability Balance End of Period
Severance	$79,000	$52,000	$27,000
Lease termination costs	616,000	362,000	254,000
	$695,000	$414,000	$281,000

The Company has closed 11 underperforming stores as of September 26, 2009 and expects to close the remaining stores over the balance of fiscal 2009. The Company does not expect to incur significant additional exit costs upon the closing of these stores.

13.       EMPLOYEE SEPARATION CHARGE

On September 23, 2009, the Company entered into separation agreements with two of its then executives. The agreements taken together provide for the Company to make payments to these former executives a sum of $1.9 million in the aggregate through the first half of fiscal 2012.  During the third quarter of fiscal 2009, the Company recorded a pre-tax charge of $2.1 million, which includes future payments of $1.9 million, a charge of $204,000 for the remaining net book value of the non-compete agreements (see Note 9) and a charge of $23,000 for the vested portion of stock-awards that the Company purchased back from these former executives. The charge of $204,000 was due to the Company releasing these former executives from the non-compete clause contained in the employment agreements that these executives entered into with the Company in connection with the acquisition of AVD.

The Company has classified its severance liability of $1.9 million under “Accrued compensation” ($679,000) for the current portion and under “Other liabilities” ($1.2 million) for the long-term portion in the accompanying consolidated balance sheet.

Pursuant to one of these separation agreements, one executive may receive payments of up to $500,000 in the aggregate, based on the achievement by the Company over the next 4 years of certain net income targets set forth in the separation agreement.  As of September 26, 2009, no accrual was recorded for this earn-out provision. The previous agreement with this former executive provided for contingent payments of up to $5.5 million based on certain performance targets. Under the terms of the separation agreement, the Company is released from this contingent obligation entirely.

14.       COMMITMENTS AND CONTINGENCIES

As indicated in Note 13, on September 23, 2009, the Company entered into a separation agreement with its then executives. Pursuant to one of these separation agreements, the former executive may receive payments of up to $500,000 in the aggregate, based on the achievement by the Company over the next 4 years of certain net income targets set forth in the agreement.  As of September 26, 2009, no accrual was recorded for this earn-out provision.

The Company is exposed to a number of asserted and unasserted potential claims.  Management does not believe that the resolution of any of these matters will result in a material loss.  The Company had no guarantees, subleases or assigned lease obligations as of September 26, 2009, December 27, 2008 or September 27, 2008.

15.       SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 5, 2009, which is the date the financial statements were issued, and has concluded that no such events or transactions took place, which would require a disclosure herein.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 39 and 13-week periods ended September 26, 2009 and September 27, 2008, respectively, expressed as a percentage of net sales.

	39-Weeks Ended		13-Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.4	55.9	68.4	55.9
Gross profit	39.6	44.1	31.6	44.1
Store operating expenses	37.4	35.9	41.4	39.6
General and administrative expenses	8.6	8.3	9.7	8.3
Store exit costs	0.0	1.4	0.0	0.8
Employee separation charge	1.4	0.0	4.7	0.0
Operating loss	(7.8)	(1.5)	(24.2)	(4.6)
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Interest income	0.1	0.3	0.1	0.2
Loss before income taxes	(7.8)	(1.3)	(24.1)	(4.5)
Income tax benefit	(2.9)	(0.5)	(9.0)	(1.7)
Net loss	(4.9)%	(0.8)%	(15.1)%	(2.8)%

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	39-Weeks Ended		13-Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Total store count, at end of period	289	295	289	295
Net sales increase (decrease)	(22.5)%	2.0%	(22.7)%	(4.0)%
Comparable store sales increase (decrease)	(21.8)%	1.0%	(21.7)%	(3.9)%
Average sales per transaction decrease	(14.0)%	(1.5)%	(21.2)%	(1.2)%
Average number of transactions increase (decrease)	(9.1)%	2.5%	(0.7)%	(2.8)%
Net sales per average square foot	$250	$319	$74	$93
Total square footage, at end of period (in thousands)	584	596	584	596

Net sales

During the 39-week period ended September 26, 2009, net sales decreased to $154.8 million from $199.8 million, a decrease of $45.0 million, or 22.5%, as compared to the same 39-week period last year.  This reflects $41.3 million of reduced net sales, as a result of a 21.8% decrease in comparable store sales, a decrease of $1.9 million of net sales from our Mary L. division, and a decrease of $1.9 million from our non-comparable store sales, which was offset by a small increase in income recognized from our co-branded credit card. The decrease in net sales is due primarily to the ongoing economic crisis, which resulted in a dramatic reduction in mall traffic where Cache stores are primarily located. The decrease in net sales in fiscal 2009 at Cache stores reflected a 9.1% decrease in sales transactions and a 14.0% decrease in average dollars per transaction.

During the 13-week period ended September 26, 2009, net sales decreased to $44.9 million from $58.1 million, a decrease of $13.2 million, or 22.7%, as compared to the same 13-week period last year.  This reflects $12.1 million of reduced net sales, as a result of a 21.7% decrease in comparable store sales, a decrease of $174,000 of net sales from our Mary L. division, and a decrease of $1.0 million from our non-comparable store sales, which was offset by a small increase in income recognized from our co-branded credit card. The decrease in net sales for the fiscal 2009 13-week period was due to the same reasons stated above. The decrease in net sales in the quarter at Cache stores reflected a 0.7% decrease in sales transactions and a 21.2% decrease in average dollars per transaction.

Gross profit

During the 39-week period ended September 26, 2009, gross profit decreased to $61.2 million from $88.2 million, a decrease of $27.0 million, or 30.6%, as compared to the same 39-week period last year.  This decrease was primarily due to lower net sales, as described above for the 39-week period for net sales. As a percentage of net sales, gross profit decreased to 39.6% from 44.2% for the fiscal 2009 39-week period, as compared to the prior year period. This decrease as a percentage of net sales was primarily driven by deleveraging of store occupancy costs resulting from lower sales. The decrease in net sales was partially offset by a decrease in production costs, primarily due to improved sourcing and lower freight costs and higher initial mark ups, as compared to the prior year.

During the 13-week period ended September 26, 2009, gross profit decreased to $14.2 million from $25.6 million, a decrease of $11.4 million, or 44.5%, as compared to the same 13-week period last year.  This decrease was primarily due to lower net sales, as described above for the 39-week period for net sales. As a percentage of net sales, gross profit decreased to 31.6% from 44.1% for the current 13-week period, as compared to the prior year period. This decrease as a percentage of net sales was primarily driven by deleveraging of store occupancy costs resulting from lower sales.  The decrease in net sales was partially offset by lower freight costs and higher initial mark ups as compared to the prior year.

Store operating expenses

During the 39-week period ended September 26, 2009, store operating expenses decreased to $57.8 million from $71.7 million, a decrease of $13.9 million, or 19.4%, as compared to the same 39-week period last year. Store operating expenses decreased primarily due to the Company’s initiatives to reduce costs and preserve cash. Due to these initiatives, the Company achieved reductions primarily in payroll expenses ($6.3 million), advertising expense ($2.5 million), depreciation expense ($1.4 million), group and liability insurance expense ($1.4 million) and credit card fees ($950,000). Payroll expenses were lower primarily due to a reduction in hours worked by store employees. The decline in advertising expense was primarily due to a reduction in spending for direct mail and production costs related to printed materials. Depreciation expense decreased as a result of certain assets being fully depreciated prior to fiscal 2009, the closure of 16 underperforming stores, as indicated below, under “Store exit costs” and due to the Company’s decision to reduce capital expenditures in fiscal 2009. Group and liability insurance expense decreased due to changes in the Company’s medical plan, coupled with reduction in premiums for liability insurance resulting from renegotiated contracts. A reduction in credit card fees was noted due to a decrease in sales coupled with renegotiated contracts. As a percentage of net sales, store operating expenses increased to 37.4% from 35.9% for the fiscal 2009 39-week period as compared to the prior year period, due to the reduction in sales volume in fiscal 2009.

During the 13-week period ended September 27, 2009, store operating expenses decreased to $18.6 million from $23.0 million, a decrease of $4.4 million, or 19.3%, as compared to the same 13-week period last year. Store operating expenses decreased primarily due to the Company’s initiatives to reduce costs and preserve cash. Due to these initiatives, the Company achieved reductions primarily in payroll expenses ($1.9 million), advertising expense ($785,000), depreciation expense ($394,000), as well as, group and liability insurance ($706,000). The decreases in payroll, advertising, depreciation and insurance expenses were due to the reasons noted in the preceding paragraph. As a percentage of net sales, store operating expenses increased to 41.4% from 39.6% for the fiscal 2009 13-week period as compared to the prior year period, due to the reduction in sales volume in fiscal 2009.

General and administrative expenses

During the 39-week period ended September 26, 2009, general and administrative expenses decreased to $13.3 million from $16.7 million, a decrease of $3.4 million, or 20.0%, as compared to the same 39-week period last year. The decrease in general and administrative expenses was primarily due to the Company’s initiatives to reduce costs and preserve cash. In total, payroll expenses decreased by $1.4 million, primarily due to the one time charges associated with management changes incurred during fiscal 2008 in the amount of $616,000, combined with a reduction of base salaries paid to several of the Company’s officers and a reduction in headcount. In addition, shipping and commission expenses paid in connection with our Mary L. division decreased by $549,000, due to a decrease in Mary L. sales and also due to a discontinuation of outsourced shipping services for Mary L. products, which are now being shipped through the Company’s primary carrier. Travel expense decreased by $617,000 due to a reduction in travel by corporate and regional management, as well as, a decrease in professional fees for $537,000 due to reduced legal activity in fiscal 2009. As a percentage of net sales, general and administrative expenses increased to 8.6% from 8.3% in fiscal 2009, due to the reduction in sales volume in fiscal 2009.

During the 13-week period ended September 26, 2009, general and administrative expenses decreased to $4.4 million from $4.8million, a decrease of $448,000, or 9.3%, as compared to the same 13-week period last year. The decrease in general and administrative expenses was primarily due to the Company’s initiatives to reduce costs and preserve cash. In total, payroll expenses decreased by $104,000, primarily due to a reduction of base salaries paid to several of the Company’s officers combined with a reduction in headcount. Additional decreases in expenses were noted for travel expense of $115,000, due to a reduction in travel by corporate and regional management, as well as, a reduction in professional fees of $90,000. As a percentage of net sales, general and administrative expenses increased to 9.7% from 8.3% in fiscal 2009, due to the reduction in sales volume in fiscal 2009.

Store exit costs

The Company did not incur any store exit costs during fiscal 2009. During the 39-week period ended September 27, 2008, the Company recorded a pre-tax charge of $2.8 million ($1.7 million after tax or $0.13 per diluted share) for 16 underperforming stores, of which we closed six stores during fiscal 2008 and an additional five stores during the 39-week period ended September 26, 2009. The remaining stores will close over the balance of fiscal 2009. The Company does not expect to incur significant additional costs upon the closing of these stores. Included in the exit costs is a write down of equipment and leasehold improvements, as well as, furniture and fixtures, in the amount of $2.3 million, severance accrual of $198,000 and lease termination costs for $990,000. These costs were offset by the reversal of $750,000 of deferred rents. Store exit costs of $449,000 were recorded during the 13-week period ended September 27, 2008, for additional store closure costs.

Employee separation charge

For the 39 and 13-week periods ended September 26, 2009, the Company incurred a pre-tax charge $2.1 million ($1.3 million after tax or $0.10 per diluted share). The charge resulted from separation agreements entered into with its then executives. The $2.1 million charge also includes a charge of $204,000 for the remaining net book value of the non-compete agreements contained in their employment agreements with the Company, which were terminated pursuant to the separation agreements. See Note 13 herein for additional information.

Other income/expense

During the 39-week period ended September 26, 2009, other income (expense) decreased to $32,000 from $423,000, a decrease of $391,000 or 92.4%, as compared to the same 39-week period last year. This decrease was due to a reduction in interest income of $434,000, primarily caused by lower interest rates in fiscal 2009.

During the 13-week period ended September 26, 2009, other income (expense) decreased to $4,000 from $67,000, a decrease of $63,000 or 94.0%, as compared to the same 13-week period last year. This decrease was due to a reduction in interest income of $73,000, primarily caused by lower interest rates, in fiscal 2009.

Income taxes

During the 39-week period ended September 26, 2009, income tax benefit increased to $4.5 million from $936,000, an increase of $3.6 million or 380.6%, as compared to the same 39-week period last year. During the 13-week period ended September 26, 2009, income tax benefit increased to $4.1 million from $967,000, an increase of $3.1 million or 320.6%, as compared to the same 13-week period last year. The income tax benefits recorded in fiscal year 2009 and 2008 were attributable to the carry back of operating losses incurred by the Company in both years, as discussed above. The estimated effective tax rate for fiscal 2009 is projected to be 37.4%, as compared to the fiscal 2008 estimate of 37.0%.

Net loss

As a result of the factors discussed above, net loss of $7.5 million and $6.8 million was recorded during the 39 and 13-week periods ended September 26, 2009, respectively. In fiscal 2008, net loss of $1.6 million was recorded during each of the 39 and 13-week periods ended September 27, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements are primarily for working capital, inventory for new stores, construction of new stores, remodeling of existing stores and to improve and enhance our information technology systems. We have historically satisfied our cash requirements principally through cash flow from operations. During the 39-week period ended September 26, 2009, we generated $7.0 million of cash flow from operations, as compared to $343,000 used for the same period in fiscal 2008. We expect to continue to meet our operating cash requirements primarily through cash flows from operating activities, existing cash and equivalents, and short-term investments. At September 26, 2009, we had working capital of $40.6 million, cash and marketable securities of $34.2 million and $3.5 million in third party debt outstanding related to the purchase of AVD, excluding the amounts due in connection with the employee separation charge recorded during the 13-week period ended September 26, 2009 (see Note 13). The cash and marketable securities at September 26, 2009 included certificates of deposit of $1.5 million that have been placed by the Company as collateral against a one year credit facility.

The following table sets forth our cash flows for the periods indicated:

	39-Weeks Ended
	September 26, 2009	September 27, 2008
Net cash provided by (used in) operating activities	$7,033,000	$(343,000)
Net cash provided by (used in) investing activities	(5,001,000)	10,397,000
Net cash used in financing activities	(1,538,000)	(15,274,000)
Net increase (decrease) in cash and equivalents	$494,000	$(5,220,000)

During the 39-week period ended September 26, 2009, cash and equivalents increased by $494,000, primarily due to decreases in receivables and income tax receivables ($4.9 million), as a result of cash collected on the income tax receivable recorded during fiscal 2008. Decrease in inventories ($1.9 million) and an increase in accounts payable ($1.3 million) also contributed to the net increase in cash and equivalents. Inventories decreased primarily due to Company’s efforts to better align the inventory to the decreased sales volumes at stores. These increases in cash were offset by net purchases of marketable securities ($2.2 million), certificates of deposit — restricted ($1.5 million) used as collateral for outstanding letters of credit, as well as, purchases of equipment and leasehold improvements ($1.3 million) for our new and remodeled stores. Decreases were also noted from repurchases of common stock ($586,000) and repayment of a note payable ($952,000) in connection with the acquisition of AVD.

During fiscal 2009, the Company had repurchased in the open market a total of 310,199 shares at a cost of $586,000, or an average of $1.89 per share. This brings the total repurchase, since inception of the buyback program in 2007, to 3,682,000 shares, at a cost of $39.8 million or an average of $10.81 per share.

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

The Company had outstanding letters of credit of $1.1 million, $585,000 and $550,000 at September 26, 2009, December 27, 2008 and September 27, 2008, respectively.

Inflation / Recession

The Company does not believe that its sales revenue or operating results have been materially impacted by inflation during the past two fiscal years. There can be no assurance, however, that our sales revenue or operating results will not be impacted by inflation in the future.

Ongoing macroeconomic conditions continue to affect the sales volume and profitability levels of our company.  Furthermore, we believe that continuing limitations on the availability of consumer credit, especially of credit cards, continue to adversely affect customer demand for our products, which adversely affect our business, financial condition and results of operations.

Many of our suppliers rely on working capital financing to fund their operations.  As a result of current economic conditions, lenders continue to maintain stringent credit standards and terms. On November 1, 2009, certain CIT entities (“CIT”) filed for bankruptcy protection. CIT provides financing and collection services to several of the Company’s suppliers. A CIT bankruptcy may create financing or other challenges to our suppliers. To the extent that any of our suppliers are unable to obtain adequate credit or their borrowing costs increase, the supplier may cease operations, we may experience delays in obtaining products, the suppliers may increase their wholesale prices to us or they may modify payment terms in a manner that is unfavorable to us.  Any of the foregoing could adversely affect our net sales or gross margins, which could adversely affect our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. In the normal course of our business, we enter into operating leases for store locations and utilize letters of credit principally for the importation of merchandise. Other than operating lease commitments and letters of credit we are not a party to any material off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements in our fiscal 2008 Form 10-K.  As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results will differ from these under different assumptions or conditions.

The Company’s management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of the Consolidated Financial Statements.

Certificates of deposit — restricted. From time to time, the Company directs Bank of America (the “Bank”) to issue letters of credit under its one year credit facility with the bank. These letters of credit are secured against certificates of deposit held by the Company at the Bank.  Any certificates of deposit used to secure the letters of credit are reported as Restricted Funds. As of September 26, 2009, the Company had $1.5 million of certificates of deposit securing all outstanding letters of credit. These certificates of deposit are reported as Current when the underlying letters of credit expire within one year from the end of the reporting period, or as Non-Current when the underlying letters of credit expire after one year from the end of the reporting period.

Allowance for doubtful accounts. The allowance for doubtful accounts, which is regularly reviewed, is an estimate of probable credit losses in the existing accounts receivable. The allowance is determined based on historical write-off experience and the current retailer environment. Balances over 90 days past due and over a specified amount are reviewed individually for collectability; other balances are considered on an aggregate basis considering the aging of balances.  Account balances are written off against the allowance when it is probable the receivable will not be recovered. There is no off-balance sheet credit exposure related to our customers. Management believes that the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts.  During the 39-week period ended September 26, 2009, we recorded a reserve of approximately $560,000 and utilized $625,000, resulting in an aggregate reserve amount of $46,000 as of September 26, 2009. As of December 27, 2008, the Company reported a reserve balance of $111,000.

Inventories. The Company’s finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation that results in a carrying value at the lower of cost or market. For our AVD division, which made up approximately 17.3% of total inventory as of September 26, 2009, the raw materials, work in process and finished goods inventories are valued at the lower of cost or market value, using the first-in-first-out valuation method. The Company ensures that the raw materials, work in process and finished goods are properly valued by taking into account any obsolescence and recording a reserve in accordance with our established policy.

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

•        store closings; or

•        underperforming business trends.

The Company evaluates finite-lived assets in accordance with “ Impairment or Disposal of Long-Lived Assets” guidance under Topic 360 “Property, Plant and Equipment” of the FASB ASC. Finite-lived assets are evaluated for recoverability in accordance with Topic 360 of the FASB ASC whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges were recorded during the 39-week period ended September 26, 2009 and September 27, 2008. The Company recorded an impairment charge of $1.1 million for 12 stores during the fourth quarter of fiscal 2008.

Goodwill and Intangible Assets. The Company evaluates its Goodwill and Intangible assets in accordance with “Intangibles -Goodwill and Other”, Topic 350 of the FASB ASC.  This guidance requires ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. During fiscal 2007, in connection with the acquisition of AVD, the Company recorded goodwill and other intangible assets. The Company performs impairment testing of its subsidiary—AVD, which considers the Company’s fair value to determine whether an impairment charge related to the carrying value of the Company’s recorded goodwill and other intangible assets is necessary. This is reevaluated annually during the fourth quarter, or more frequently if necessary. The Company considers many factors in evaluating whether the carrying value of the recorded goodwill will be recoverable. Factors used to determine this primarily include declines in stock price and the market capitalization in relation to the book value of the Company, discounted projected cash flows of the reporting unit and valuation of companies comparable to the reporting unit. No impairment charges were recorded during the 39-week period ended September 26, 2009 and September 27, 2008. The Company recorded an impairment charge of approximately $1.0 million against the carrying value of AVD’s goodwill during the fourth quarter of fiscal 2008.  Pursuant to the employee separation agreement (see Note 13), the Company recorded a pre-tax charge of $204,000 for the remaining net book value of the non-compete agreements during the 13-week period ended September 26, 2009.

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

Gift Cards, Gift Certificates and Credits. The Company sells gift cards and gift certificates (“Gift Cards”) and issues credits to its customers when merchandise is returned (“Merchandise Credit”), which do not expire. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card and Merchandise Credit being redeemed by the customer is remote (“Gift Card breakage”), since the Company has determined that it does not have a legal obligation to remit the unredeemed value to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns and the remaining unredeemed percentage at the end of our historical data of 3.5 years. Historical redemptions of Gift Cards ranged from 64% in the first quarter to 0.03% in the fourteenth quarter subsequent to the issue date, resulting in an average of approximately 95% redeemed or 5% unredeemed Gift Cards over the historical data of 3.5 years. We have determined that redemption would be remote based on the fact that, by the fourteenth quarter since issue date, the redemption rate approximated 0%, indicating that the probability of such cards being redeemed is remote. As such, we have recorded breakage income based upon this 5%, which is reviewed on a quarterly basis for propriety. Breakage income represents the balance of Gift Cards and Merchandise Credit, for which the Company believes the likelihood of redemption by the customer is remote. At that time, the Company will recognize breakage income for those Gift Cards and Merchandise Credit. The Company recorded $173,000 and $222,000 of breakage income during the 39-week periods ended September 26, 2009 and September 27, 2008, respectively.

Revenue Recognition.  Sales are recognized at the “point of sale,” which occurs when merchandise is sold in an “over-the-counter” transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges/(credits) resulting from revisions to estimates on our sales return provision were approximately $(139,000) and $(155,000) for the 39-week period ended September 26, 2009 and September 27, 2008, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred at our stores for shipping and handling are included in cost of sales. The Company records revenues net of applicable sales tax.

In connection with the acquisition of AVD, the Company also acquired the rights to the “Mary L.” trademark. Mary L. products are sold in upper tier department stores and, as a result, Mary L. sales are included under net sales when the merchandise is shipped to the department stores. Mary L. sales are recorded net of any returns, chargebacks, discounts and allowances. We also maintain a reserve as a reduction to sales for potential returns, chargebacks, discounts and allowances. During the 39-week period ended September 26, 2009, we recorded a reserve of approximately $560,000 and utilized $625,000, resulting in an aggregate reserve amount of $46,000 as of September 26, 2009.

Under Cache’s co-branded visa card program, the Company receives from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract.  During the 39-week periods ended September 26, 2009 and September 27, 2008, the Company received approximately $884,000 and $1.1 million, respectively, in connection with activated cards. The amount of fee income recorded in connection with activated credit cards was $319,000 and $140,000 for the 39-week period ended September 26, 2009 and September 27, 2008, respectively.

The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded was $230,000 and $170,000 for the 39-week period ended September 26, 2009 and September 27, 2008, respectively.

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

Income Taxes. The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of September 26, 2009, the Company has recorded a $428,000 reserve, net of federal benefit for potential tax contingencies. No such reserves were recorded as of September 27, 2008.

Effective December 31, 2006, the Company adopted the authoritative guidance regarding “Accounting for Uncertainty in Income Taxes”, which prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The guidance also states that a tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority having full knowledge of all relevant information.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the 39-weeks ended September 26, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The Further Spread of H1N1 Influenza May Adversely Affect Our Business

During April 2009, the World Health Organization issued a warning for the H1N1 virus, which is more commonly known as “swine flu”, and after a summer hiatus, the spread of the H1N1 virus is reported to have again accelerated in recent weeks. The spread of H1N1 influenza may adversely affect our business.  We could be adversely affected if one or more jurisdictions in which we have stores impose mandatory store closures or seek voluntary closures.  Furthermore, shoppers may seek to avoid crowded or enclosed locations such as malls, where substantially all of our stores are located.  H1N1 influenza also could adversely affect our ability to adequately staff our stores, receive merchandise deliveries on a timely basis and/or perform functions at the corporate level.  Even if H1N1 influenza does not continue to spread or does not result in a significant number of extreme illnesses or fatalities, the perceived risk of infection or significant health risk may adversely affect our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Cache, Inc. held its annual meeting of shareholders at its headquarters in New York, New York on July 21, 2009.  Of the 12,727,837 shares outstanding as of the record date, 11,343,663 shares were represented by proxy at the meeting. Proxies were solicited by Cache pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, Cache’s shareholders voted on the following matters:

(1)                                  Proposal to elect five directors to hold office for a one-year term and until their successors are elected and qualified.

	For	Withheld
Andrew M. Saul	7,787,365	3,556,298
Thomas E. Reinckens	10,444,588	899,075
Gene G. Gage	8,447,548	2,896,115
Arthur S. Mintz	8,447,548	2,896,115
Morton J. Schrader	8,440,034	2,903,629

(2)                                  Proposal to approve the Company’s amended and restated 2008 Stock Option and Performance Incentive Plan.

For	Against	Abstain	Not Voted
5,567,804	3,655,796	5,485	2,114,578

(3)                                  Proposal to approve the increase in the Company’s authorized common stock to 40,000,000 shares.

For	Against	Abstain
7,954,993	3,387,768	902

(4)                                  Proposal to ratify the appointment of MHM Mahoney Cohen CPA’s as the Company’s independent auditors for the fiscal year ending January 2, 2010.

For	Against	Abstain
11,293,134	48,192	2,337

ITEM 6.  EXHIBITS

10.1*+	Agreement, dated September 23, 2009, between Cache, Inc. and Robert Kantor
10.2*+	Agreement, dated September 23, 2009, among Cache, Inc., Adrienne Kantor, Adrienne Victoria, Inc. and Adrienne Victoria Design, Inc.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

+ Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2009
CACHE, INC.

BY:	/s/ Thomas E. Reinckens
Thomas E. Reinckens
Chairman and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Margaret Feeney
Margaret Feeney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)