Form 10-K
period 2010-01-02
CACHE INC
filed 2010-03-19
CIK 350199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 2, 2010
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $39 million as of June 27, 2009, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of $3.65 of the registrant's Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

          As of March 1, 2010, 12,751,174 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information included in the Registrant's Proxy Statement to be filed in connection with its 2010 Annual Meeting of Stockholders has been incorporated by reference into Part III (Items 10, 11, 12, 13, 14 and 15) of this report on Form 10-K.

CACHE, INC.
FORM 10-K ANNUAL REPORT
JANUARY 2, 2010

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

PART I

ITEM 1.    BUSINESS

OVERVIEW/RECENT DEVELOPMENTS

        We are a nationwide, mall-based specialty retailer of lifestyle sportswear and dresses targeting style-conscious women. Our merchandise offerings extend from elegant eveningwear to sophisticated casual and daytime sportswear, which encompasses a variety of tops, bottoms, dresses and accessories, all of which are sold under our Cache brand. We believe the appeal of our merchandise is enhanced through the intimate boutique-like environment we offer to our customers. This environment is achieved through a high level of customer service combined with our smaller store format, which averages approximately 2,000 square feet. As of January 2, 2010, we operated 286 stores, primarily situated in central locations in high traffic, upscale malls, in 43 states, Puerto Rico and the U.S. Virgin Islands.

        We target women between the ages of 25 and 45 through our differentiated merchandising mix. Our brand appeals to a woman who has a youthful attitude, is self-confident and fashion-conscious. Our sportswear embodies a mix of lifestyle separated for both day and evening. Our stores carry a range of diverse merchandise, which includes dresses for daytime and evening. We believe that we continue to be an important dress resource and destination for our target customers. Our accessories complement the seasonal themes and palettes of our sportswear and dresses.

        Fiscal 2009 marked a year of continued economic instability and a cautious consumer environment in the U.S. and abroad. This instability in the U.S. economy has negatively affected the entire retail sector, including Cache, Inc., which resulted in decreased sales for the Company in fiscal 2009. We were disappointed in our performance, as the economic crisis during 2009 resulted in lower than expected sales.

        The Company began to make significant strategic changes in the second half of fiscal 2009, within the design, merchandising and production areas. Key executives were added to the organization, both in late 2009 and early 2010. By adding new personnel to the organization, we intend to improve both the merchandise and the overall results, while placing Cache in a more competitive position with other specialty retailers.

        On January 8, 2009, the Board of Directors authorized the repurchase of an additional 1,000,000 shares, bringing the total authorization to 4,500,000 shares. As of January 2, 2010, the Company had repurchased 3,682,199 shares. The Company plans to execute this program either through the open market or in privately negotiated transactions in accordance with SEC requirements, in either case, at prevailing market prices. There is no expiration date governing the period over which the Company may repurchase shares.

        On July 21, 2009, the Company held its annual meeting of the shareholders at its headquarters located in New York, New York. At this meeting, shareholders approved a stock option and performance incentive plan and also authorized an additional 20,000,000 shares, which brings the total authorized to 40,000,000 shares, of the Company's common stock.

        On September 23, 2009, the Company entered into separation agreements with two of its then executive officers. As a result of these separation agreements, the Company recorded a pre-tax charge of approximately $2.0 million for the year ended January 2, 2010. See Item 7 and Note 11 herein for additional details.

        During the fourth quarter of fiscal 2009, the Company recorded an impairment charge of $1.9 million for 23 underperforming stores, coupled with an impairment charge of approximately $891,000 against the carrying value of its intangible assets associated with its wholesale division—Mary L. See Item 7 and Notes 6 and 10 herein for additional details.

        During the fourth quarter of fiscal 2009, the Company decided to discontinue its wholesale division, and as a result recorded a pre-tax charge of approximately $111,000. See Item 7 and Note 9 herein for additional details.

        During fiscal 2009, the Company made additional infrastructure investments in information technology. This includes investing in a new Product Lifecycle Management ("PLM") software, which the Company plans to roll out in fiscal 2010. This new software will allow the Company to manage its inventory more efficiently and enhance the frequency and timeliness of competitive bids for products directly sourced. In addition, the Company has also started building a business intelligence data warehouse. This data warehouse will host sales, customer and marketing data. Utilizing reporting services and marketing applications with this new system will expand the company's reporting and analysis capability. Finally, the Company completed its multi retail channel project in fiscal 2009, which stores information on our customers and sales from both Cache stores and the Cache.com website in a central location. This will give our customers a seamless, more convenient shopping experience.

        The Company's former credit line with Bank of America, N.A. (the "Bank") expired on March 2, 2009. Subsequently, on May 27, 2009, the Company entered into a one year credit facility with the Bank. Under this facility, the Company may direct the Bank to issue letters of credit up to a total of $1,425,000. Any outstanding letters of credit under this facility are collateralized by granting to the bank a security interest in various certificates of deposit held by the Company and its subsidiaries with the Bank, amounting to a total of $1,500,000. This one year credit facility will expire on May 1, 2010. The Company is currently reviewing its future requirements for a credit facility and plans to initiate discussion with its bankers to renew this credit line or negotiate a new credit facility.

Merchandising, Design and Production

        Our merchandising focuses on providing an attractive selection of sportswear and dresses extending from casual and daytime sportswear into elegant day and eveningwear, as well as a collection of complementary accessories. All of our merchandise is sold under our own Cache label.

        During the fourth quarter of 2009 and early 2010, the Company added new personnel to revamp the merchandise design selection and flow. With these key additions to the organization, Cache has begun to shift from a retailer who relied heavily on a fast-track calendar, typically a three-month calendar, to a more traditional design and production calendar. The shift to a traditional calendar will provide us with a greater ability to source higher-quality fabrics and trims, thereby adding special details to elevate the appeal of our offerings. With our earlier planning, we also expect to reduce our sourcing costs, which we believe will lead to improved gross margins.

        For 2010, we are focused on delivering cohesive collections while elevating the quality and design of our product offerings and improving our merchandising, design and sourcing processes so that we can offer our customers higher quality and more unique assortments. In addition, we are increasing the frequency of new deliveries to drive inventory turns and increase merchandise margins, as we revamp our sale strategy and upgrade our collections.

        During the fourth quarter of 2009, we revamped our markdown strategy. Cache has begun to return to retail best practices strategy with respect to markdowns. We have reduced the proportion of promotional coupon discounts in direct mail and e-mail campaigns in relation to permanent or hard markdowns. Our markdowns are and will be focused on slower moving items versus our previous emphasis on coupon discount promotions. We expect this strategy to improve our merchandise margins, as we take clearance markdowns on styles with weaker performance.

        Our merchandising strategy continues to focus on sophisticated fashion apparel and day-into-evening dresses. We continue to appeal to our existing Cache customers, while broadening our customer reach to serve more of our customers' lifestyle needs in an effort to increase shopping frequency while also attracting new customers to our stores.

Merchandise

        We design and market three general categories of merchandise:

        Sportswear.    Sportswear consists of related tops and bottoms, versatile enough to be worn during the day or out for evening events. Price points for sportswear in our stores generally range from $35 to $280.

        Dresses.    Dresses range from shorter lengths for day-time, cocktail, as well as day-into-evening wear to special occasion long dresses. Price points for dresses in our stores generally range from $75 to $420.

        Accessories.    Accessories consist primarily of jewelry, belts and handbags selected to complement our sportswear and dress selections. Price points for accessories in our stores generally range from $5 to $100.

        While the majority of our merchandise is the same in all of our stores of the same concept, we employ both lower price point merchandise and higher priced merchandise in select locations.

        The following table indicates the percentage of net sales by merchandise category at our retail stores for each of the periods indicated below:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 2, 2010	December 27, 2008	December 29, 2007
Sportswear	57.3%	60.7%	58.7%
Dresses	32.8	30.4	32.1
Accessories	9.9	8.9	9.2

Total	100.0%	100.0%	100.0%

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

        Prior to each season, our design team selects specific styles that reflect seasonal themes. The design team collaborates with our merchants to adjust test garments for color and style to ensure offerings reflect the appropriate balance between fashion content and marketability. Our team then works with our technical department, fit models and manufacturers to guarantee our fit and high-comfort standards are met. Our direct sourcing ability and close relationships with our vendors facilitate a fluid design cycle that enables us to create fashion-forward, exclusive styles and test merchandise in select stores before store roll-outs.

        Accessories are manufactured for us by third party vendors, a process that allows our design and merchandising team to focus on our core apparel offerings. We also maintain close relationships with our accessory vendors so that our accessories complement our seasonal themes and palettes.

Planning and Merchandising

        We conduct our planning process based on our historical point-of-sale data, economic trends, seasonality and anticipated demand. We determine at a corporate level the composition and amount of our merchandise by product, print, color, style and size. We are then able to negotiate bulk material purchases with suppliers, which we believe enables us to obtain better pricing.

        Our merchandising and planning teams determine the appropriate level and type of merchandise for each store. Following receipt at our stores, the merchandising staff obtains daily sales information and store-level inventory generated by our POS system. Based upon this data, management makes decisions with respect to re-orders, store transfers and markdowns.

        In spring 2010, we will begin to deliver to our stores a cohesive collection with focused assortments that will encompass tops, bottoms, dresses and accessories, which will allow our customers to purchase outfits and create a full wardrobe versus the previous assortments that were item driven. We will also continue to employ a key item strategy, whereby we maintain an inventory of core items in every store. This provides customers with a level of certainty that these items will be in stock when they visit. In certain situations, a store that is experiencing particularly strong sell-through relays the information to our management team and merchandisers, who in turn may add or adjust new merchandise in response to this feedback.

Production, Sourcing and Distribution

        Our in-house production team coordinates the sourcing and distribution of a majority of our merchandise. The in-house production team direct sources merchandise through third party vendors, both domestic and overseas. Direct sourcing involves sourcing materials and arranging for the manufacture of goods designed by Cache's design team, as opposed to purchasing finished goods from a vendor or agent. Merchandise direct sourced through our in-house production team is distributed to our stores via one third party distribution facility. During fiscal 2009, the Company direct sourced approximately 48% of its merchandise.

        Merchandise that is not direct sourced is purchased as finished goods, directly from other third party vendors or agents. Merchandise purchased in this manner is usually directly drop shipped to our stores by the vendor or agent. During fiscal 2009, the Company purchased approximately 52% of its product through this channel. Our five largest vendors accounted for 27% of our purchases and our largest vendor accounted for 14% of our purchases during fiscal 2009.

        During fiscal 2009, the Company expanded a shipping initiative that was first implemented during fourth quarter of fiscal 2008. Under this initiative, certain finished goods purchased from third party vendors are shipped to our third party distribution center, where these goods are consolidated with our directly sourced merchandise. Merchandise consolidated in this manner is then shipped to our stores. The Company achieved significant cost savings during fiscal 2009 from this shipping initiative. Under this initiative certain finished goods purchased from third party vendors are shipped to our third party warehouse, which are then consolidated with our directly sourced merchandise. Merchandise consolidated in this fashion is then shipped to our stores.

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

        We generally remodel stores as leases come up for renewal. We remodeled one Cache store in fiscal 2009, 11 stores in fiscal 2008 and expect to remodel approximately three to five stores in fiscal 2010. By the end of fiscal 2010, we expect to have remodeled approximately 87% of our Cache stores. Most store remodels take from six to eight weeks. During this period, we typically utilize temporary locations in the mall near our existing locations so that customers can continue to shop for our merchandise.

Store Management and Training

        We organize our stores into regions and districts, which are overseen by three regional vice presidents and 30 district managers. Each of our district managers is typically responsible for eight to ten stores. We typically staff a majority of our stores with an average of one opening employee, two mid-day employees and two closing employees.

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

Store Locations

        As of January 2, 2010, we operated 286 stores located in 43 states, as well as Puerto Rico and the U.S. Virgin Islands.

        The following table indicates our stores by state as of January 2, 2010:

Alabama	7	Louisiana	5	Ohio	9
Arizona	5	Maine	1	Oklahoma	2
Arkansas	2	Maryland	5	Oregon	2
California	29	Massachusetts	7	Pennsylvania	8
Colorado	4	Michigan	6	Rhode Island	2
Connecticut	4	Minnesota	3	South Carolina	5
Delaware	1	Mississippi	1	Tennessee	8
Florida	42	Missouri	6	Texas	23
Georgia	9	Nebraska	1	Utah	1
Hawaii	3	Nevada	8	Virginia	10
Illinois	9	New Hampshire	3	Washington	4
Indiana	4	New Jersey	14	West Virginia	1
Iowa	1	New Mexico	1	Wisconsin	2
Kansas	2	New York	11	Puerto Rico	1
Kentucky	3	North Carolina	9	US Virgin Islands	2

        The following table indicates the number of stores opened and closed over the past five fiscal years ended January 2, 2010:

Fiscal Period	Stores Open at Beginning of Period	Stores Opened During Period	Stores Closed During Period	Stores Open at End of Period	Total Square Footage
FY2005	291	19	4	306	614,000
FY2006	306	34	44	296	600,000
FY2007	296	10	9	297	601,000
FY2008	297	13	14	296	598,000
FY2009	296	4	14	286	576,000

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

        During fiscal 2010, we expect to open approximately three to five new Cache stores.

Marketing and Promotion

        Our marketing program currently consists of direct marketing through direct mail and email, as well as our customer loyalty program, "Cache Accents".

        The Company's Cache Accents program is designed to encourage repeat sales, increase per transaction spending and create customer loyalty. A customer can enroll in the Cache Accents program without any cost and earn a lifetime discount of 5%, as long as they are a member. A customer is considered to be a "preliminary" member until the customer spends $300 over any length of time. Once the customer spends this amount, he or she becomes a "permanent" member and is then eligible for the 5% discount. As part of the Cache Accents program, the member is also entitled to free shipping and notice of private sales. Most permanent members of the program receive an average of one fashion mailer per month. The Cache Accents program improves our ability to leverage our customer database, which contains more than 4.4 million names.

        In early 2010, we began to reduce the proportion of promotional coupon discounts in direct mail and e-mail campaigns, which allows us to use more of the discount dollars for in-store or mall promotions and hard markdowns. Our hard markdowns will be focused on slower moving items versus our previous emphasis on promotional coupon discounts.

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

        Our web site, http://www.cache.com, allows customers to search for Cache store locations, purchase merchandise online, view currently available styles and schedule private fittings of merchandise at any Cache store. Over the past three years, web site sales have increased from approximately $4.7 million in fiscal 2007 to approximately $6.2 million in fiscal 2009.

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

  •
  Shopping convenience and environment; and

  •
  Value.

Information Systems

        We have historically invested in information systems to improve sales, gain efficiencies and reduce operating costs. Our information systems integrate all major aspects of our business, including merchandise planning, purchasing, inventory control, distribution, sales and finance. Our stores utilize a POS system with item look-up capabilities for both inventory and sales transactions. During fiscal 2009, the Company made additional infrastructure investments in information technology, which includes investing in a new Product Lifecycle Management ("PLM") software that the Company plans to roll out in fiscal 2010. This new software will allow the Company to manage its production inventory more efficiently and enhance the frequency and timeliness of competitive bids for products directly sourced. In addition, the Company has also started building a business intelligence data warehouse, which will host sales, customer and marketing data. Utilizing reporting services and marketing applications with this new system will expand the company's reporting and analysis capability. Finally, the Company completed its multi retail channel project in fiscal 2009, which stores information on our customers and sales from both Cache stores and the Cache.com website in a central location. We believe this will provide our customers a seamless, more convenient shopping experience.

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

Employees

        As of January 2, 2010, we had approximately 2,250 employees, of whom approximately 1,072 were full-time employees and approximately 1,178 were part-time employees. As of January 2, 2010, we had approximately 2,077 store personnel and approximately 173 non-store personnel. None of these employees are represented by a labor union. We consider our employee relations to be satisfactory.

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

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

         Macroeconomic conditions have adversely impacted our business and results of operations and may continue to do so.

        The retail sector is affected by macroeconomic factors, including changes in international, national, regional and local economic conditions, employment levels and consumer spending patterns. Furthermore, because our customer traffic and sales volume are largely derived from the volume of consumer traffic in the malls in which we operate, we are adversely affected by general declines in mall traffic. Since the slowdown that began in 2008, the overall economy, financial markets and the related reduction in consumer confidence in the economy have negatively affected results of operations throughout large segments of our industry, including our segment, and are expected to continue to do so until economic conditions improve. Accordingly, macroeconomic conditions have adversely affected and continue to adversely affect our results of operations. Continued weakness in or a further worsening of the economy generally or in a number of our markets could adversely affect our financial position and results of operations, cause us to reduce the number and frequency of new store openings, slow our re-modeling of existing locations or cause us to increase store closings.

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

        During fiscal 2010, we expect to open approximately three to five new stores. As the economy improves, we intend to open new stores in future years and to remodel many of our existing stores as their leases come up for renewal. Continued expansion could place demands on our operational, managerial and administrative resources, which could have a material adverse effect on our ability to manage our business. As we open more stores, our resources may come under greater strain and may prove to be inadequate. If we are unable to open new stores or remodel our existing stores as planned, or if our new stores are unsuccessful, it could have a negative impact on our financial performance. Even if we are able to open new stores as planned, some of our newly opened stores may not be commercially successful, possibly resulting in their closure at a significant cost to us or a material adverse effect on our financial condition or results of operations. During fiscal 2009, we closed 14 stores and expect to close three to four additional stores during fiscal 2010.

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

        All but a few of our existing stores are located in shopping malls. Sales at these stores are derived in large part from the volume of consumer traffic in these malls. Mall traffic declined significantly during fiscal 2009 due to macroeconomic factors, which has adversely affected our customer traffic and sales volume. In addition, traffic in some of the malls in which we have stores has been adversely affected by store closures and bankruptcies by other tenants, including anchor or other large tenants. We cannot control vacancy rates in the malls in which we have stores, continued popularity of malls as shopping destinations, the solvency of landlords and the level of maintenance and upkeep that they perform or improvements that they make at our malls, development of new shopping malls or the availability or cost of appropriate locations within existing or new shopping malls. A further decrease in shopping mall traffic is likely to adversely affect our results of operations.

         Our comparable store sales and quarterly results of operations are affected by many factors that we cannot control.

        Our quarterly results of operations for our individual stores have fluctuated significantly in the past and will continue to fluctuate in the future. Since the beginning of fiscal 2007, our quarterly comparable sales at Cache stores have ranged from an increase of 4% to a decrease of 23%. Our comparable store sales and quarterly results of operations are affected by a variety of factors, most of which we cannot control, including:

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

        Our success in managing our business and implementing our business and growth strategies depends on the abilities and experience of our management team. If we were to lose the services of one or more members of this team, and in particular the services of Thomas Reinckens, our Chairman and Chief Executive Officer, we may be unable to find a suitable replacement in a timely manner. This in turn could adversely affect our business, financial condition and results of operations.

         Our manufacturers may be unable to manufacture and deliver products in a timely manner or meet our quality standards, which could result in lost sales, cancellation charges or excessive markdowns.

        We direct source a large portion of our product directly from unaffiliated third party manufacturers. During fiscal 2009, the Company direct-sourced approximately 48% of its merchandise. We cannot guarantee that direct-sourcing will continue to result in cost savings. In addition, we may not be able to effectively manage and cultivate direct relationships with manufacturers, which could result in additional costs and manufacturing delays. Furthermore, similar to most other specialty retailers, we have short selling seasons for much of our inventory. Factors outside of our control, such as manufacturing or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, cancellation charges or excessive markdowns, all of which could have a material adverse effect on our business, financial condition and results of operations.

         We rely on a relatively small number of domestic vendors for a portion of our product, and our success depends in part on maintaining good relationships with these vendors.

        During fiscal 2009, Cache purchased approximately 52% of the dollar volume of its product directly from third party vendors or agents. The terms of our relationships with our vendors generally are not contractual and do not assure adequate supply or pricing on a long-term basis. If one or more of these vendors ceased to sell to us or significantly alter the terms of our relationship, we may be unable to obtain merchandise in a timely manner, in the desired styles, fabrics or colors, or at the prices and volumes we wish to purchase. This could hurt our ability to respond to changing fashion trends and thus our sales and profitability. In addition, the continued increase in our direct-sourcing of merchandise from international vendors could cause our existing domestic vendors to reduce or eliminate their sales to us.

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

        We are subject to customs, truth-in-advertising, truth-in-lending and other laws, including consumer protection regulations and zoning and occupancy ordinances, that regulate retailers generally and/or govern the importation, promotion and sale of merchandise, the use of proprietary credit cards and the operation of retail stores and distribution facilities. Although we undertake to monitor changes in these laws, if these laws change without our knowledge, or are violated by our employees, importers, buying agents, manufacturers or distributors, we could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

        Our net sales and net income are generally highest each year during our fourth fiscal quarter (October, November and December) and lowest in our third fiscal quarter (July, August and September). Sales during any period cannot be used as an accurate indicator of our annual results. Any significant decrease in sales during the fourth quarter in a given year would hurt our profitability. As a result of macroeconomic conditions, we experienced a significant decrease in sales and profitability during fiscal 2009.

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

        In May 2005, the United States imposed unilateral quotas on several product categories, limiting growth in imports of these categories to 7.5% a year. The safeguard quotas in several categories have been extended by the United States government and will likely continue through 2010. These limitations apply to a limited number of products imported by us from China. We are unable to assess the potential for additional action by the United States government with respect to these or other product categories. Limitations on the quantity of imported apparel can significantly disrupt the apparel market in the United States, which could limit our ability to import apparel and increase our costs.

Risks Related to Our Common Stock

         Our share price has fluctuated significantly and could continue to fluctuate significantly.

        Between December 30, 2007 and January 2, 2010 (the Company's fiscal years 2008 and 2009), the market price of our common stock has ranged from $1.41 to $14.86 per share. The stock market has, from time to time and especially since the fourth quarter of fiscal 2008, experienced extreme price and volume fluctuations. The market price for our common stock may change significantly in response to various factors, including:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        All but a few of our 286 stores are located in shopping malls. The substantial majority of our stores contain between 1,500 and 2,500 square feet of space, with the typical store averaging 2,000 square feet. All of our stores are in leased facilities, and we typically negotiate our rental agreements based on our portfolio of store locations with a particular landlord rather than on an individual basis. Rental terms usually include a fixed minimum rent plus a percentage rent based on sales in excess of a specified amount. In addition, we generally are required to pay a charge for common area maintenance, utility consumption, promotional activities and/or advertising, insurance and real estate taxes. Many leases contain fixed escalation clauses. Most leases contain leasehold improvement reimbursements from landlords and/or rent holidays. In recognizing landlord incentives and minimum rent expenses, the Company amortizes the charges and incentives on a straight line basis over the lease term.

        Our leases expire at various dates through 2020. In most instances, we have renewal options at increased rents. The following table indicates the periods during which our leases expire.

Fiscal Years
Present–2012	77
2013–2015	115
2016–2018	77
2019–2020	17

Totals	286

        Our corporate office is a 20,000 square foot facility located at 1440 Broadway in New York City. We lease this space under a 10-year lease through 2014 at a rate of approximately $543,000 per year. In addition, we also lease a 14,500 square foot facility, which houses our design, production, sourcing and customer service departments, located at 260 West 39th Street in New York City, which runs through 2012 at a rate of approximately $345,000 per year.

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
(2)
Proposal to approve the Company's amended and restated 2008 Stock Option and Performance Incentive Plan.

For	Against	Abstain	Not Voted
5,567,804	3,655,796	5,485	2,114,578
(3)
Proposal to approve the increase in the Company's authorized common stock to 40,000,000 shares.

For	Against	Abstain
7,954,993	3,387,768	902
(4)
Proposal to ratify the appointment of MHM Mahoney Cohen CPAs as the Company's independent auditors for the fiscal year ending January 2, 2010.

For	Against	Abstain
11,293,134	48,192	2,337

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

a.
The principal market on which the Company's Common Stock is being traded is The NASDAQ Stock Market. The stock symbol is CACH. The price range of the high and low sales prices for the Company's Common Stock during 2009 and 2008, by fiscal quarters, are as follows:

	Fiscal 2009		Fiscal 2008
Fiscal Period	High	Low	High	Low
First Fiscal Quarter	$3.02	$1.43	$12.43	$8.00
Second Fiscal Quarter	$5.13	$2.15	$14.83	$9.77
Third Fiscal Quarter	$5.65	$3.20	$14.86	$6.29
Fourth Fiscal Quarter	$5.88	$3.66	$6.90	$1.41
b.
As of February 28, 2010 there were approximately 270 registered holders of record of the Company's Common Stock.

c.
The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors. On June 18, 2004, the Company paid a 3 for 2 stock dividend to holders of record.

d.
The following table summarizes our equity compensation plans as of January 2, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding common stock	Weighted average exercise price of outstanding common stock	Number of securities remaining available for the future issuance under equity compensation plans (excluding securities reflected in column(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders—Stock Options	752,675	$12.76	—
Equity compensation plans approved by security holders—Restricted Stock	140,661	$3.81	—
Equity compensation plans not approved by security holders	—	—	—

Total	893,336	$11.35	616,002

  The Company's two equity compensation plans have available a combined total of 616,002 shares of common stock for future issuances.

e.
The following table provides information concerning repurchases under our share repurchase program during fiscal 2009:

Fiscal Period Ended	Total number of shares Purchased	Average price paid Per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate value) of shares that may yet be purchased under the plans or programs
January (12/28/08–1/24/09)	56,886	$1.93	56,886	1,071,114
March (2/22/09–3/28/09)	253,313	$1.88	253,313	817,801

Total	310,199	$1.89	310,199

        All purchases were made pursuant to the previously announced share repurchase program approved by our Board on various dates during fiscal 2007, 2008 and 2009. Total repurchase authorization under the 2007, 2008 and 2009 programs amounts to 4,500,000 shares. There is no expiration date for this repurchase program. All shares purchased as part of the share repurchase program were purchased in open market transactions.

ITEM 6.    SELECTED FINANCIAL DATA

        The following Selected Consolidated Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

	53 WEEKS ENDED	52 WEEKS ENDED	52 WEEKS ENDED	52 WEEKS ENDED	52 WEEKS ENDED
	JAN. 2, 2010	DEC. 27, 2008	DEC. 29, 2007	DEC. 30, 2006	DEC. 31, 2005
	(in thousands, except per share and operating data)
STATEMENT OF INCOME DATA:
Net sales	$219,775	$265,728	$274,458	$278,992 (5)	$266,345
Cost of sales	131,990	156,036	147,474	145,886	144,984

Gross profit	87,785	109,692	126,984	133,106	121,361

Store operating expenses	79,167	95,339	97,023	94,556	85,529
General and administrative expenses	18,341	21,296	22,725	21,246	15,824
Exit costs	(65)	2,757 (7)	(78)	5,677 (6)	—
Impairment charges	2,744 (8)	2,137 (8)	—	—	—
Employee separation charge	1,987 (9)	—	—	—	—

Operating income (loss)	(14,389)	(11,837)	7,314	11,627	20,008

Other income, (net)(1)	32	463	2,601	2,523	1,072

Income (loss) before income taxes	(14,357)	(11,374)	9,915	14,150	21,080
Income tax provision (benefit)	(5,663)	(4,252)	3,394	5,879	7,675

Net income (loss)	$(8,694)	$(7,122)	$6,521	$8,271	$13,405

Earnings per share:
Basic earnings (loss) per share	$(0.68)	$(0.53)	$0.41	$0.52	$0.85
Diluted earnings (loss) per share	$(0.68)	$(0.53)	$0.40	$0.51	$0.83
Weighted average shares outstanding:
Basic	12,795	13,329	15,966	15,849	15,726
Diluted(2)	12,795	13,329	16,200	16,218	16,150
Store data:
Total number of stores open
At the end of period	286	296	297	296	306
Cache/Cache Luxe	286	296	297	293	267
Lillie Rubin	—	—	—	3	39
Total average sales per square foot(3)	$353	$424	$449	$463	$450
Cache/Cache Luxe	$353	$424	$449	$467	$461
Lillie Rubin	$—	$—	$—	$253	$320
Sales Data
Total sales increase (decrease)	(17.3)%	(3.2)%	(1.6)%	4%	4%
Comparable stores: Cache/Cache Luxe(4)	(18.0)%	(4.3)%	(0.6)%	5%	6%
Comparable stores: Lillie Rubin(4)	—	—	—	(17)%	(10)%
Total square footage	576	598	601	600	614

	JAN. 2, 2010	DEC. 27, 2008	DEC. 29, 2007	DEC. 30, 2006	DEC. 31, 2005
	(in thousands, except per share and operating data)
BALANCE SHEET AND OTHER DATA:
Working capital	$41,923	$43,461	$59,672	$83,391	$63,786
Total assets	$110,997	$119,525	$149,125	$159,186	$150,884
Total short and long-term debt	$2,833	$4,402	$5,934	$—	$—
Stockholders' equity	$70,283	$79,163	$100,264	$116,463	$98,996
Ratio of current assets to current liabilities	2.79:1	3.13:1	3.11:1	4.35:1	2.92:1
Inventory turnover ratio	6.78:1	5.90:1	4.51:1	4.31:1	4.46:1
Capital expenditures	$1,976	$10,673	$12,094	$12,250	$15,490
Depreciation and amortization	$11,855	$12,774	$12,124	$11,026	$9,779
Book value per share	$5.51	$6.07	$6.86	$7.16	$6.28

(1)
Other income consists of interest income, interest expense and miscellaneous income.

(2)
Options and unvested restricted common shares of 893,336 and 732,675 were excluded from the computation of diluted earnings per share for fiscal 2009 and 2008, respectively, because of the net loss incurred by the Company. Diluted weighted average shares for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 include 234,000, 369,000 and 424,000, respectively, due to the potential exercise of stock options that were outstanding and exercisable during those years.

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

(8)
Consists of impairment charges of approximately $1.9 million for 23 underperforming stores and $1.1 million for 12 underperforming stores for fiscal 2009 and 2008, respectively. In addition, includes impairment charge of approximately $891,000 against the carrying value of the Company's intangible assets associated with its wholesale division—Mary L. and $1.0 million against the carrying value of the Company's goodwill, for its AVD reporting unit, for fiscal 2009 and 2008, respectively.

(9)
Charges recorded in connection with separation agreements entered into with two of its then executive officers.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        We are a nationwide, mall-based specialty retailer of lifestyle sportswear and dresses targeting style-conscious women. Our merchandise offerings extend from elegant eveningwear to sophisticated casual and daytime sportswear, which encompasses a variety of tops, bottoms, dresses and accessories, all of which are sold under our Cache brand. We believe the appeal of our merchandise is enhanced through the intimate boutique-like environment we offer to our customers. This environment is achieved through a high level of customer service combined with our smaller store format, which averages approximately 2,000 square feet. As of January 2, 2010, we operated 286 stores, primarily situated in central locations in high traffic, upscale malls, in 43 states, Puerto Rico and the U.S. Virgin Islands.

        We target women between the ages of 25 and 45 through our differentiated merchandising mix. Our brand appeals to a woman who has a youthful attitude, is self-confident and fashion-conscious. Our sportswear embodies a mix of lifestyle separates for both day and evening. Our stores carry a range of diverse merchandise, which includes dresses for daytime and evening. We believe that we continue to be an important dress resource and destination for our target customers. Our accessories complement the seasonal themes and palettes of our sportswear and dresses.

        For the fiscal year ended January 2, 2010, sportswear accounted for 57.3%, dresses for 32.8% and accessories for 9.9% of Cache's net sales. Cache's price points generally range from $35 to $280 for sportswear, $75 to $420 for dresses and $5 to $100 for accessories.

Management Overview

        Fiscal 2009 marked a year of continued economic instability and a cautious consumer environment in the U.S. and abroad. This instability in the U.S. economy has negatively affected the entire retail sector, including Cache, Inc., which resulted in decreased sales for the Company in fiscal 2009. We were disappointed in our performance, as the economic crisis during 2009 resulted in lower than expected sales.

        The Company began to make significant strategic changes in the second half of fiscal 2009, within the design, merchandising and production areas. Key executives were added to the organization, both in late 2009 and early 2010. By adding new personnel to the organization, we intend to improve both the merchandise and the overall results, while placing Cache in a more competitive position with other specialty retailers.

        On January 8, 2009, the Board of Directors authorized the repurchase of an additional 1,000,000 shares, bringing the total authorization to 4,500,000 shares. As of January 2, 2010, the Company had repurchased 3,682,199 shares. The Company plans to execute this program either through the open market or in privately negotiated transactions in accordance with SEC requirements, in either case, at prevailing market prices. There is no expiration date governing the period over which the Company may repurchase shares.

        On July 21, 2009, the Company held its annual meeting of the shareholders at its headquarters located in New York, New York. At this meeting, shareholders approved a stock option and performance incentive plan and also authorized an additional 20,000,000 shares, which brings the total authorized to 40,000,000 shares, of the Company's common stock.

        On September 23, 2009, the Company entered into separation agreements with two of its then executive officers. As a result of these separation agreements, the Company recorded a pre-tax charge of approximately $2.0 million as of January 2, 2010.

        During the fourth quarter of fiscal 2009, the Company recorded an impairment charge of $1.9 million for 23 underperforming stores, coupled with an impairment charge of approximately $891,000 against the carrying value of its intangible assets associated with its wholesale division—Mary L.

        During the fourth quarter of fiscal 2009, the Company decided to discontinue its wholesale division, and as a result recorded a pre-tax charge of approximately $111,000.

        The Company opened four Cache stores in fiscal 2009 and closed 14 stores. Operating cash flow funded all store openings. For the year ended January 2, 2010, the Company remodeled one store, which resulted in approximately 85% of the chain now in new remodel format. In fiscal 2010, we intend to open approximately three to five new stores, also intended to be funded by operating cash flow.

        During fiscal 2009, the Company made additional infrastructure investments in information technology. This includes investing in a new Product Lifecycle Management ("PLM") software, which the Company plans to roll out in fiscal 2010. This new software will allow the Company to manage its inventory more efficiently and enhance the frequency and timeliness of competitive bids for products directly sourced. In addition, the Company has also started building a business intelligence data warehouse. This data warehouse will host sales, customer and marketing data. Utilizing reporting services and marketing applications with this new system will expand the company's reporting and analysis capability. Finally, the Company completed its multi retail channel project in fiscal 2009, which stores information on our customers and sales from both Cache stores and the Cache.com website in a central location. This will give our customers a seamless, more convenient shopping experience.

        We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 2, 2010	December 27, 2008	December 29, 2007
Operating Results
Total store count, at end of period	286	296	297
Net sales decrease	(17.3)%	(3.2)%	(1.6)%
Comparable store sales decrease	(18.0)%	(4.3)%	(0.6)%
Net sales per square foot	$353	$424	$449
Total square footage (in thousands)	576	598	601

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

        The products of our wholesale division are sold in upper tier department stores and the resulting sales are included under net sales. Sales from this wholesale division are recorded net of any returns, chargebacks, discounts and allowances.

        The Company's co-branded customer credit card program, which was introduced during fiscal 2007, entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. In addition, the Company receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by the cardholder at Cache or other businesses. Sales royalties earned are also recorded under net sales. The amount of fee income recorded in connection with activated credit cards was $456,000 in fiscal 2009, as compared to $218,000 in fiscal 2008.

        Shipping and handling.    Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred for shipping and handling are included in cost of sales.

        Cost of sales.    Cost of sales includes the cost of merchandise, costs incurred for shipping and handling, payroll for our buying, merchandising, design, production and sourcing personnel and store occupancy costs.

        Store operating expenses.    Store operating expenses include payroll, payroll taxes, health benefits, insurance, credit card processing fees, depreciation, licenses and taxes, marketing and advertising expenses, as well as other store level expenses.

        General and administrative expenses.    General and administrative expenses include district and regional manager payroll, other corporate personnel payroll and employee benefits, employment taxes, insurance, legal and other professional fees, as well as other corporate level expenses. Corporate level expenses are primarily attributable to our corporate headquarters in New York.

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

        Allowance for Doubtful Accounts.    The allowance for doubtful accounts, which is regularly reviewed, is an estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is determined based on historical write-off experience and the current retailer environment. Balances over 90 days past due and over a specified amount are reviewed individually for collectability; other balances are considered on an aggregate basis considering the aging of balances. Account balances are written off against the allowance when it is probable the receivable will not be recovered. There is no off-balance sheet credit exposure related to our customers. Management believes that the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts. During the 53 week period ended January 2, 2010, the Company recorded reserves of approximately $664,000 and utilized $722,000, resulting in an aggregate reserve balance of $53,000, as of January 2, 2010. The Company reserved $111,000 for such items as of December 27, 2008. This amount is included as part of the sales allowance reserve, which is provided in supplemental schedules on page F-37.

        Inventories.    Our finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation, which results in a carrying value at the lower of cost or market. Inventories other than finished goods at retail stores, called production inventory, primarily consists of piece goods, trim and work-in-process. It is the Company's policy to value the production inventory, which makes up approximately 15% of Company's total inventory, at lower of cost or market value using first-in-first-out valuation method. The Company reviews the inventory for factors such as age, obsolescence, potential use, or other factors that may indicate a decline in its value. The Company records a reserve against the cost of the production inventory to account for any decline in its value.

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

  •
  store closings; or

  •
  underperforming business trends.

        The Company evaluates finite-lived assets in accordance with "Impairment or Disposal of Long-Lived Assets" under Topic 360 "Property, Plant and Equipment" of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC"). Finite-lived assets are evaluated for recoverability in accordance with Topic 360 of the FASB ASC whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. The Company evaluated its finite-lived assets during fiscal 2009 and 2008 and as a result, recorded an impairment charge of $1.9 million for underperforming 23 stores and $1.1 million for 12 underperforming stores, respectively.

        Goodwill and Intangible Assets.    The Company evaluates its Goodwill and Intangible assets in accordance with "Intangibles—Goodwill and Other", Topic 350 of the FASB ASC. This guidance requires ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment. The Company performs impairment testing, which considers the Company's fair value to determine whether an impairment charge related to the carrying value of the Company's recorded goodwill and other intangible assets, associated with its AVD reporting unit, is necessary. This is reevaluated annually during the fourth quarter, or more frequently if necessary. The Company considers many factors in evaluating whether the carrying value of the recorded goodwill will be recoverable. Factors used to determine this primarily include declines in stock price and the market capitalization in relation to the book value of the Company, discounted projected cash flows of the reporting unit and valuation of companies comparable to the reporting unit. During fiscal 2009, the Company did not incur an impairment charge against the carrying value of goodwill. In fiscal 2009, the continued instability of the United States economy resulted in the Company experiencing decreased sales. The Company's stock price increased from its year-end 2008 level and its book value approximates its market capitalization plus a reasonable control premium. The Company's impairment testing resulted in a fair value of equity for its AVD reporting unit that exceeded its carrying value of equity by approximately $1.2 million (or 8.2% of the carrying value of equity). The Company's discounted projected cash flows for its AVD reporting unit assumes that, the performance of fiscal 2010 is significantly improved from fiscal 2009 (with the second half of fiscal 2010 providing the majority of the expected improvement). In the event that the Company does not achieve its fiscal 2010 financial projections, an impairment charge to goodwill may occur. An impairment charge of $891,000 was recorded against the carrying value of intangible assets associated with its wholesale division—Mary L., during the fourth quarter of fiscal 2009, related to the discontinuance of Mary L. Comparatively, an impairment charge of $1.0 million was recorded against the carrying value of goodwill during the fourth quarter of fiscal 2008. Pursuant to the employee separation agreements entered into with two of the Company's then officers (see Note 11), the Company recorded a pre-tax charge of $204,000 during the third fiscal quarter of 2009 for the remaining net book value of the non-compete agreements contained in their employment agreements.

        Self Insurance.    We are self-insured for losses and liabilities related primarily to employee health and welfare claims up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for fiscal 2009, 2008 and 2007. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. We maintain stop loss insurance coverage which covers us for benefits paid in excess of limits as defined in the plan.

        Gift Cards, Gift Certificates and Credits.    The Company sells gift cards and gift certificates ("Gift Cards") and issues credits to its customers when merchandise is returned ("Merchandise Credit"), which do not expire. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card and Merchandise Credit being redeemed by the customer is remote ("Gift Card breakage"), since the Company has determined that it does not have a legal obligation to remit the unredeemed value to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns and the remaining unredeemed percentage at the end of our historical data of 3.5 years. Historical redemptions of Gift Cards ranged from 64% in the first quarter to 0.03% in the fourteenth quarter subsequent to the issue date, resulting in an average of approximately 95% redeemed or 5% unredeemed Gift Cards over the historical data of 3.5 years. We have determined that redemption would be remote based on the fact that, by the fourteenth quarter since issue date, the redemption rate approximated 0%, indicating that the probability of such cards being redeemed is remote. As such, we have recorded breakage income based upon this 5%, which is reviewed on a quarterly basis for propriety. Breakage income represents the balance of Gift Cards and Merchandise Credit, for which the Company believes the likelihood of redemption by the customer, is remote. At that time, the Company will recognize breakage income for those Gift Cards and Merchandise Credit.

        The Company recorded breakage income of $229,000, $287,000 and $293,000 during fiscal year ended 2009, 2008 and 2007, respectively.

        Revenue Recognition.    Sales are recognized at the "point of sale," which occurs when merchandise is sold in an "over-the-counter" transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges/(credits) to earnings resulting from revisions to estimates on our sales return provision were approximately ($80,000), ($202,000) and ($93,000) for fiscal 2009, 2008 and 2007, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred at our stores for shipping and handling is included in cost of sales and costs incurred for the shipping and handling of our wholesale products is included in general and administrative expenses. The Company records revenues net of applicable sales tax.

        The products of our wholesale division are sold in upper tier department stores and the resulting sales are included under net sales when the merchandise is shipped to department stores, which are recorded net of any returns, chargebacks, discounts and allowances. We also maintain a reserve as a reduction to sales for potential returns, chargebacks, discounts and allowances. During the 53 week period ended January 2, 2010, the Company recorded reserves of approximately $664,000, of which it utilized $722,000, resulting in an aggregate reserve balance of $53,000, as of January 2, 2010. The Company reserved $111,000 for such items as of December 27, 2008. The Company decided to discontinue its wholesale division during the fourth quarter of fiscal 2009.

        The Company's co-branded customer credit card program, which was introduced during fiscal 2007, entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. During fiscal 2009 and 2008, the Company received $1.1 million and $1.4 million, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards was $456,000 in fiscal 2009, as compared to $218,000 in fiscal 2008 and insignificant in fiscal 2007.

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

        The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded was $328,000 and $248,000 in fiscal 2009 and fiscal 2008, respectively and insignificant in fiscal 2007.

        Seasonality.    We experience seasonal and quarterly fluctuations in net sales and operating income. Quarterly results of operations may fluctuate significantly as a result of a variety of factors, including macroeconomics conditions, the timing of new store openings, fashion trends and shifts in timing of certain holidays. Our business is subject to seasonal influences, characterized in years other than fiscal 2008 by highest sales during the fourth quarter (October, November and December) and lowest sales during the third quarter (July, August and September). We began to return to historical trends in fiscal 2009.

        Income Taxes.    The Company accounts for income taxes in accordance with "Income Taxes", Topic 740 of the FASB ASC. This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company's best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of January 2, 2010, the Company has recorded a $301,000 reserve, net of federal benefit for potential tax contingencies. As of December 27, 2008, the Company had recorded a $331,000 reserve, net of federal benefit for potential tax contingencies. No such reserves were recorded as of December 29, 2007. As of January 2, 2010, based upon its evaluation of the projected utilization of state net operating loss ("NOL") carry-forwards, the Company has established a valuation allowance of $68,000. No valuation allowance was recorded in fiscal 2008. If the Company determines that it is more likely than not that the state NOL's will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Operations, at its effective rate.

        Effective December 31, 2006, the Company adopted the provisions of "Accounting for Uncertainty in Income Taxes", within Topic 740 of the FASB ASC. This provision prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The provision also states that a tax benefit from an uncertain tax position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority having full knowledge of all relevant information.

        The cumulative effect of this adoption did not result in any adjustment in the Company's liability for unrecognized income tax benefits.

Balance at December 27, 2008	$501,000
Additions based on tax positions related to the current year	—
Additions for tax positions for prior years	54,000
Reductions for tax positions for prior years due to lapse of applicable statute of limitations	(39,000)
Settlements	(81,000)

Balance at January 2, 2010	$435,000

        Included in the above ending balance are tax positions of $301,000, which, if recognized, would favorably affect the effective tax rate.

        The Company's continuing practice is to include estimated interest and penalties, if any, in computing the amount that is recognized within income tax expense relating to uncertain income tax positions. As of January 2, 2010, the Company had accrued $178,000 of interest and penalties related to uncertain tax positions, which is included in the $435,000 tax contingency noted above.

        Although the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company's accrued position. Accordingly, the Company's provisions on federal, state and local tax-related matters to be recorded in the future may change, as revised estimates are made or the underlying matters are settled or otherwise resolved. As of January 2, 2010, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

        The Company and certain of its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and local jurisdictions.

        The Company had previously reached agreement with the IRS and closed the audit of fiscal year 2005, with no change to the tax return. The Company is subject to federal income tax examinations for years after 2005.

        As for state and local income taxes, with few exceptions, the Company is subject to state and local income tax examinations by taxing authorities for years after 2005.

        Stock-based compensation.    Stock-based compensation expense for all stock-based awards program, including grants of stock options, is recorded in accordance with "Compensation-Stock Compensation", Topic 718 of the FASB ASC. The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. All employee stock options were granted at or above the grant date market price. Judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. In accordance with the stated guidance, if actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted (see Note 15). The Company recognized $400,000, $299,000 and $835,000 in stock-based compensation expense during fiscal 2009, 2008 and 2007, respectively.

Results of Operations

        The following table sets forth our operating results, expressed as a percentage of net sales:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 2, 2010	December 27, 2008	December 29, 2007
Operating Results
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.1	58.7	53.7

Gross profit	39.9	41.3	46.3
Store operating expenses	36.0	35.9	35.4
General and administrative expenses	8.3	8.0	8.3
Exit costs	0.0	1.0	0.0
Impairment charges	1.2	0.8	0.0
Employee separation charge	0.9	0.0	0.0

Operating income (loss)	(6.5)	(4.4)	2.7
Other income (net)	0.0	0.2	0.9

Income (loss) before income taxes	(6.5)	(4.2)	3.6
Income tax provision (benefit)	(2.6)	(1.6)	1.2

Net income (loss)	(3.9)%	(2.6)%	2.4%

53 Weeks Ended January 2, 2010 (Fiscal 2009) Compared to 52 Weeks Ended December 27, 2008 (Fiscal 2008)

        Net sales.    Net sales decreased to $219.8 million from $265.7 million, a decrease of $45.9 million, or 17.3%, below the prior fiscal year. This reflects $46.1 million of decreased net sales, as a result of an 18.0% decrease in comparable store sales, a decrease of $3.5 million of net sales from our wholesale division, partially offset by an increase of $3.4 million from our non-comparable store sales. The decrease in sales is primarily due to ongoing macroeconomic events, which resulted in a dramatic reduction in mall traffic where Cache stores are located, coupled with a shift in consumer spending pattern that favored lower priced or discounted merchandise. The decrease in net sales during fiscal 2009 reflected a 4.6% decrease in the number of sales transactions coupled with a 14.0% decrease in average dollars per transaction, which we believe primarily resulted from macroeconomic conditions as well.

        Gross profit.    Gross profit decreased to $87.8 million from $109.7 million, a decrease of $21.9 million, or 20.0%, below the prior fiscal year. This decrease was the combined result of lower net sales, as described above and decreased gross profit margins. As a percentage of net sales, gross profit decreased to 39.9% from 41.3%. This decrease as a percentage of net sales was primarily driven by deleveraging of store occupancy costs, resulting from lower sales; an increase in markdowns (as a percentage of net sales) and to a lesser extent, an increase in operational costs related to our design, production and sourcing departments. This decrease was partially offset by an increase in cost savings from a new shipping initiative to stores, which was implemented during the fourth quarter of fiscal 2008. The increase in markdowns was due to the significant deterioration in the United States economic environment.

        Store operating expenses.    Store operating expenses decreased to $79.2 million from $95.3 million, a decrease of $16.2 million, or 17.0%, below the prior fiscal year. As a percentage of net sales, store operating expenses increased to 36.0% from 35.9%. Store operating expenses decreased primarily due to the Company's initiatives to reduce costs. Due to these initiatives, the Company achieved reductions principally in payroll ($6.3 million) and marketing ($3.8 million) expenses. Payroll expenses decreased primarily due to lower headcount and a reduction in hours worked by store employees. The decline in advertising expense was primarily due to a reduction in spending for direct mail and production costs, related to printed materials. Group and liability insurance ($1.7 million) expense decreased due to changes in the Company's medical plan, coupled with a reduction in premiums for liability insurance resulting from renegotiated contracts. Depreciation expense ($1.6 million) decreased as a result of certain assets being fully depreciated prior to fiscal 2009, the write-off of the remaining net book value of 16 underperforming stores, as indicated below, under "Exit costs" and also due to the Company's decision to reduce capital expenditures in fiscal 2009. In addition, credit card fees ($1.2 million) were lower due to a decrease in sales coupled with renegotiated contracts. The Company also had reductions in sales supplies ($541,000) and repair and maintenance expense ($469,000), due to the Company's cost savings initiatives.

        General and administrative expenses.    General and administrative expenses decreased to $18.3 million from $21.3 million, a decrease of $3.0 million or 13.9%, below the prior fiscal year. As a percentage of net sales, general and administrative expenses increased to 8.3% from 8.0%. The reduction in general and administrative expenses was primarily due to the Company's initiatives to reduce costs. Decreases in general and administrative expenses were primarily in professional fees ($764,000) and travel expense ($679,000). Professional fees were reduced due to reduced legal activity in fiscal 2009 and travel expense reduced due to a reduction in travel by corporate and regional management. Shipping expense ($598,000) decreased due to the discontinuation of outsourced shipping services for our wholesale products, which were shipped through the Company's primary carrier, coupled with decreased volume of wholesale products. Payroll expense ($252,000) decreased principally due to a reduction of base salaries paid to several of the Company's officers and a reduction in average headcount during fiscal 2009.

        Exit costs.    During fiscal 2009, the Company reversed approximately $65,000 of severance and lease termination costs recorded during fiscal 2008. This reversal was primarily due to the Company's decision to keep open one of the 16 stores that the Company had planned to close. Of the remaining 15 stores, 14 were closed prior to January 2, 2010, and one subsequent to that date. This amount was net of severance and other costs for discontinuing its wholesale division—Mary L., which was determined during the fourth quarter of fiscal 2009. During fiscal 2008, the Company recorded a pre-tax charge of $2.8 million ($1.7 million after tax or $0.13 per diluted share) for 16 underperforming stores. Included in the store exit costs is a write down of equipment and leasehold improvements and furniture and fixtures in the amount of $2.3 million, severance accrual of $198,000 and lease termination costs of $990,000. These costs were offset by the reversal of $750,000 of deferred rent accruals. Of the 16 underperforming stores, the Company has closed eight during fiscal 2009 and six during fiscal 2008.

        Impairment charges.    The Company recorded a pre-tax impairment charge of approximately $1.9 million associated with 23 underperforming stores ($1.1 million after tax or $0.09 per diluted share) during fiscal 2009 and a pre-tax impairment charge of $1.1 million ($715,000 after tax or $0.05 per diluted share) associated with 12 underperforming stores during fiscal 2008.

        In addition, the Company also recorded a pre-tax impairment charge of approximately $891,000 ($540,000 after tax or $0.04 per diluted share) against the carrying value of its intangible assets associated with its wholesale division—Mary L. during fiscal 2009 and a pre-tax impairment charge of approximately $1.0 million ($624,000 after tax or $0.05 per diluted share) against the carrying value of its goodwill, for its AVD reporting unit, during fiscal 2008.

        Employee separation charge.    During fiscal 2009, the Company recorded a pre-tax employee separation charge of approximately $2.0 million ($1.2 million after tax or $0.09 per diluted share) in connection with separation agreements entered into with two of its then executive officers. The $2.0 million charge also includes a charge of $204,000 for the remaining net book value of the non-compete agreements contained in their employment agreements with the Company, which were terminated pursuant to the separation agreements. See Note 11 herein for additional information.

        Other income/expense.    Other income decreased to $32,000 from $463,000, a decrease of $431,000, or 93.1%, as compared to last year. This decrease was due to a reduction in interest income of $488,000, primarily caused by lower interest rates in fiscal 2009.

        Income taxes.    During fiscal 2009, income tax benefit increased to $5.7 million from $4.3 million an increase of $1.4 million or 33.2%, as compared to the same period last year. The income tax benefit was attributable to the operating loss incurred by the Company during fiscal 2009, as discussed above. The effective rate increased to 39.4% in fiscal 2009 from 37.4% in fiscal 2008.

        Net income (loss).    As a result of the factors discussed above, net loss of $8.7 million was recorded during fiscal 2009 as compared to a net loss of $7.1 million in the same period last year, an increase of $1.6 million.

52 Weeks Ended December 27, 2008 (Fiscal 2008) Compared to 52 Weeks Ended December 29, 2007 (Fiscal 2007)

        Net sales.    Net sales decreased to $265.7 million from $274.5 million, a decrease of $8.7 million, or 3.2%, below the prior fiscal year. This reflected $10.5 million of decreased net sales, as a result of a 4.1% decrease in comparable store sales, an increase of $2.2 million of net sales from our wholesale division, and a decrease of $398,000 from our non-comparable store sales. During the first half of fiscal 2008, comparable store sales increased due to a strong customer response to our sportswear assortment and the Company's aggressive pricing strategy. This increase during the first half of fiscal 2008 was offset by a decrease during the second half of fiscal 2008, primarily due to the economic crisis, which resulted in a dramatic reduction in mall traffic where Cache stores are located coupled with a shift in consumer spending pattern that favored lower priced or discounted merchandise. The decrease in net sales during fiscal 2008 reflected a 2.4% increase in the number of sales transactions, which was offset by a 6.3% decrease in average dollars per transactions, we believe primarily due to the economic crisis.

        Gross profit.    Gross profit decreased to $109.7 million from $127.0 million, a decrease of $17.3 million, or 13.6%, below the prior fiscal year. This decrease was the combined result of lower net sales, as described above, and decreased gross profit margins. As a percentage of net sales, gross profit decreased to 41.3% from 46.3%. This decrease as a percentage of net sales was primarily due to an increase in markdowns combined with the Company's implementation of a new pricing strategy, as compared to the prior fiscal year, and partially due to an increase in operational costs related to our subsidiary AVD, which was acquired during the third quarter of fiscal 2007. The increase in markdowns was due to the significant deterioration in the United States economic environment during the fourth quarter of fiscal 2008. These increased costs were partially offset by savings from increased direct sourcing of merchandise through AVD and a decrease in buying expenses, as compared to the prior fiscal year.

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

        General and administrative expenses.    General and administrative expenses decreased to $21.3 million from $22.7 million, a decrease of $1.4 million or 6.3%, below the prior fiscal year. As a percentage of net sales, general and administrative expenses decreased to 8.0% from 8.3%. General and administrative expenses decreased, primarily due to lower professional fees ($1.5 million) and payroll expenses ($851,000). Professional fees were reduced during fiscal 2008 primarily due to lower audit fees during the current fiscal year and the inclusion of nonrecurring legal settlement costs ($924,000) in the same period last year. Payroll expenses were reduced during fiscal 2008 due to the resignation of the Company's previous Chairman and CEO, as well as the termination of certain employees from the corporate office due to a decline in the business, which resulted from the slowdown in the economy. These decreases were primarily offset by increases in shipping expense ($363,000), due to shipment of our wholesale products, sales commissions ($341,000), paid to an agent for the sale of our wholesale products and depreciation expense ($389,000).

        Store exit costs.    During fiscal 2008, the Company recorded a pre-tax charge of $2.8 million ($1.7 million after tax or $0.13 per diluted share) for 16 underperforming stores. Of the 16 underperforming stores, the Company closed six during fiscal 2008 and closed an additional eight stores in fiscal 2009. Included in the store exit costs is a write down of equipment and leasehold improvements and furniture and fixtures in the amount of $2.3 million, severance accrual of $198,000 and lease termination costs of $990,000. These costs were offset by the reversal of $750,000 of deferred rent accruals. In fiscal 2007, the Company reversed $78,000 of store closing costs previously reserved in fiscal 2006.

        Impairment charges.    During fiscal 2008, the Company recorded a pre-tax impairment charge of $1.1 million ($715,000 after tax or $0.05 per diluted share) for 12 underperforming stores. During fiscal 2007, the Company recorded an impairment charge of $73,000 for one store, which was closed in January 2008.

        In addition, Cache also recorded an impairment charge of approximately $1.0 million ($624,000 after tax or $0.05 per diluted share) against the carrying value of its goodwill.

        Other income/expense.    Other income (expense) decreased to $463,000 from $2.6 million, a decrease of $2.1 million, or 82.2%, as compared to the prior fiscal year. This decrease was due to a reduction in interest income of $1.7 million, caused by lower interest rates as well as lower average cash and marketable securities balances, coupled with charges related to interest expense for the note payable recorded in connection with the acquisition of AVD. The reduction in average cash balances was primarily due to the repurchase of the Company's common stock.

        Income taxes.    During fiscal 2008, an income tax benefit of $4.3 million was recorded as compared to an income tax provision of $3.4 million in the same period last year. The income tax benefit was attributable to the operating loss incurred by the Company during fiscal 2008, as discussed above. The effective rate increased to 37.4% in fiscal 2008 from 34.2% in fiscal 2007.

        Net income (loss).    As a result of the factors discussed above, net loss of $7.1 million was recorded during fiscal 2008 and net income of $6.5 million was recorded during fiscal 2007, a decrease of $13.6 million, as compared to the prior fiscal year.

Quarterly Results and Seasonality

        We experience seasonal and quarterly fluctuations in our net sales and operating income. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, fashion trends and shifts in timing of certain holidays. Our business is subject to seasonal influences, characterized in years other than fiscal 2008 by highest sales during our fourth fiscal quarter (October, November and December) and lowest sales during our third fiscal quarter (July, August and September). We began to return to historical trends in fiscal 2009.

        The following table includes our unaudited quarterly results of operations data for each of the eight quarters during the two-year period ended January 2, 2010. We derived this data from our unaudited quarterly consolidated financial statements. We believe that we have prepared this information on the same basis as our audited consolidated financial statements and that we have included all necessary adjustments, consisting only of normal recurring adjustments, to present fairly the selected quarterly information when read in conjunction with our audited annual consolidated financial statements and the notes to those statements included elsewhere in this document. The operating results for any particular quarter are not necessarily indicative of the operating results for any future period.

	13 Weeks Ended				14 Weeks Ended		13 Weeks Ended
	Mar. 28, 2009	June 27, 2009	Sept. 26, 2009		Jan. 2, 2010		Mar. 29, 2008		June 28, 2008	Sept. 27, 2008		Dec. 27, 2008
	(Unaudited) (Dollars in thousands)
Operating Results
Net sales	$53,006	$56,866	$44,941		$64,962		$67,708		$73,973	$58,139		$65,908
Gross profit	21,795	25,230	14,214		26,546		28,415		34,192	25,614		21,471
Operating income (loss)	(2,529)	1,318	(10,854	)(4)	(2,326	)(3)(4)	(3,480	)(1)	3,207	(2,680	)(2)	(8,884	)(3)
Net income (loss)	$(1,595)	$845	$(6,783)		$(1,161)		$(2,053)		$2,105	$(1,646)		$(5,528)
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%		100.0%		100.0%		100.0%	100.0%		100.0%
Gross profit	41.1%	44.4%	31.6%		40.9%		42.0%		46.2%	44.1%		32.6%
Operating income (loss)	(4.7)%	2.3%	(24.2)%		(3.6)%		(5.1)%		4.3%	(4.6)%		(13.5)%
Net income (loss)	(3.0)%	1.5%	(15.1)%		(1.8)%		(3.0)%		2.8%	(2.8)%		(8.4)%
Selected Operating Data
Number of stores open at end of period	294	291	289		286		294		297	295		296
Comparable store sales increase/(decrease)	(20.7)%	(23.0)%	(21.7)%		(7.1)%		3%		3%	(4)%		(17)%

(1)
Includes a charge of $2.3 million for the reserve of store closure costs of 14 underperforming stores.

(2)
Includes a charge of $449,000 for the reserve of store closure costs of two underperforming stores.

(3)
Consists of impairment charges of approximately $1.9 million for 23 underperforming stores and $1.1 million for 12 underperforming stores for fiscal 2009 and 2008, respectively. In addition, includes impairment charge of approximately $891,000 against the carrying value of the Company's intangible assets associated with its wholesale division—Mary L. and $1.0 million against the carrying value of the Company's goodwill, for its AVD reporting unit, for fiscal 2009 and 2008, respectively.

(4)
Consists of charges recorded in connection with separation agreements entered into with two of its then executive officers for a net total of approximately $2.0 million.

Liquidity and Capital Resources

        Our cash requirements are primarily for the construction of new stores and inventory for new stores, as well as the remodeling of existing stores. We have historically satisfied our cash requirements principally through cash flow from operations.

        As of January 2, 2010, we had working capital of $41.9 million, which included cash and marketable securities of $37.0 million. The cash and marketable securities at January 2, 2010 included certificates of deposit of $1.5 million, that have been placed by the Company as collateral against a one year credit facility.

        The following table sets forth our cash flows for the period indicated:

		52 Weeks Ended	52 Weeks Ended
	53 Weeks Ended
		December 27, 2008	December 29, 2007
	January 2, 2010
Net cash provided by operating activities	$11,158,000	$6,395,000	$30,429,000
Net cash provided by (used in) investing activities	(8,322,000)	7,061,000	(18,597,000)
Net cash provided by (used in) financing activities	(2,155,000)	(15,864,000)	(23,952,000)
Net increase (decrease) in cash and cash equivalents	$681,000	$(2,408,000)	$(12,120,000)

        During fiscal 2009, $11.2 million in cash provided by operating activities was primarily due to depreciation and amortization of $11.9 million, an impairment charge of $2.7 million against the carrying value of the Company's intangible assets and assets related to 23 underperforming stores, write-off of the non-compete agreement in connection with employee separation charge of $204,000 for separation agreements with two of its former executive officers, decrease in income tax receivable of $3.0 million and $5.7 million due to decrease in inventories, which are offset by amortization of deferred rent of $2.1 million, deferred taxes of $2.6 million and net loss of $8.7 million. Inventories decreased due to Company's efforts to better align inventory to the decreased sales volumes at stores. Income tax receivable decreased due to receipt of $3.0 million from federal and state governments. These decreases were offset by an increase in prepaid expenses and other current assets of $3.3 million, principally due to prepayment of January 2010 rent for the Company's stores.

        During fiscal 2008, $6.4 million in cash provided by operating activities was primarily due to depreciation and amortization of $12.8 million, a write-down of equipment and leasehold improvements, net of deferred rent of $1.6 million for 16 underperforming stores, impairment charge of $2.1 million for goodwill and assets related to 12 stores and amortization of deferred rent for $2.0 million. The following also contributed to the $6.4 million generated in cash from operating activities; a decrease in inventories of $8.2 million, due to the Company's conscious efforts to not maintain excess inventory due to the current economic crisis, offset by increases in receivables of $4.0 million and decreases in accounts payable of $4.1 million. The increase in receivables was primarily due to an income tax receivable of $5.9 million, due to the Company's fiscal 2008 net loss, coupled with estimated tax payments made during fiscal 2008 and 2007.

        During fiscal 2007, $30.4 million in cash provided by operating activities was primarily due to net income, depreciation and amortization of $12.1 million; a decrease in inventories of $5.3 million was primarily due to reduced inventory levels on hand in stores; a decrease in prepaid expenses of $3.2 million was primarily due to a reduction in prepaid rents as compared to fiscal 2006; an increase in accrued liabilities of $6.3 million was primarily due to higher customer credits and share repurchase liability, as compared to fiscal 2006 and $835,000 from non-cash stock-based compensation expense, which were partially offset by an decrease in accounts payable of $1.2 million, reversal of deferred rent of $1.9 million was primarily from new store openings and a decrease in deferred income taxes of $1.9 million was primarily due to timing of depreciation.

        Investing activities during fiscal 2009 used $8.3 million, generated $7.1 million during fiscal 2008 and used $18.6 million during fiscal 2007. In fiscal 2009, the Company's investment cash flows decreased approximately $4.8 million due to net purchases of marketable securities. The purchase of equipment and leasehold improvements of approximately $2.0 million for new and remodeled stores coupled with an increase in restricted certificates of deposit of $1.5 million, also attributed to the decrease in cash flows from investing activities during fiscal 2009. Our capital requirements depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. Projected capital expenditures for fiscal 2010 to fund new store openings and remodelings are approximately $2 to $3 million.

        Based on our experience with new store openings, we estimate that the average net investment to open new stores is approximately $225,000 to $375,000, which includes new store opening expenses and initial inventory, net of landlord contributions. We estimate that the average net investment to remodel an existing store is approximately $200,000 to $300,000, net of landlord contributions.

        Cash used by financing activities during fiscal 2009, 2008 and 2007 was $2.2 million, $15.9 million and $24.0 million, respectively. The usage of cash by financing activities during fiscal 2009, 2008 and 2007 was primarily for the repurchase of our common stock in amounts of $586,000, $15.0 million and $24.2 million, respectively. Repayment of the Company's note payable of $1.6 million also contributed to the decrease during fiscal 2009; and $1.6 million and $397,000 during fiscal 2008 and 2007, respectively.

        The Company's former credit line with Bank of America, N.A. ("the Bank") expired on March 2, 2009. Subsequently, on May 27, 2009, the Company entered into a one year credit facility with the Bank. Under this facility, the Company may direct the Bank to issue letters of credit up to a total of $1,425,000. Any outstanding letters of credit under this facility are collateralized by granting to the bank a security interest in various certificates of deposit held by the Company and its subsidiaries with the Bank, amounting to a total of $1,500,000. This one year credit facility will expire on May 1, 2010. The Company is currently reviewing its future requirements for a credit facility and plans to initiate discussion with its bankers to renew this credit line or negotiate a new credit facility.

        The Company had outstanding letters of credit of approximately $660,000 and $585,000 at January 2, 2010 and December 27, 2008, respectively.

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

Contractual Obligations and Commercial Commitments

        The following tables summarize our minimum contractual obligations and commercial commitments as of January 2, 2010:

	Payments Due in Period
	Total	Within 1 Year	2–3 Years	4–5 Years	After 5 Years
	(In thousands)
Contractual Obligations
Employment contracts	$2,446	$1,000	$1,446	$—	$—
Purchase obligations	23,702	23,702	—	—	—
Operating leases(1)	125,136	25,612	44,913	32,409	22,202
Maturities of note payable	3,000	1,525	1,475	—	—
Employee separation settlement	1,375	1,375	—	—	—

Total	$155,659	$53,214	$47,834	$32,409	$22,202

	Payments Due in Period
	Total	Within 1 Year	2–3 Years	4–5 Years	After 5 Years
	(In thousands)
Commercial Commitments
Letters of credit(2)	$660	$660	$—	$—	$—
Liability for unrecognized income tax benefits	$435	$435	$—	$—	$—

Total	$1,095	$1,095	$—	$—	$—

(1)
The operating leases included in the table above do not include contingent rent based upon sales volume, which represented approximately less than 1% of minimum rent expense in fiscal 2009, or other occupancy costs such as promotional funds, common area maintenance and heating, ventilation and air conditioning charges, which represented approximately 47.8% of net minimum rent expense in fiscal 2009.

(2)
We issue letters of credit primarily for the importation of merchandise inventories and as security deposit for our corporate office.

        In February 2009, Cache entered into a new employment agreement with the Company's current Chairman and Chief Executive Officer—Thomas E. Reinckens. The agreement commenced on February 24, 2009 for a term of three years expiring on February 2012. The previous agreement expired in February 2009.

        In October 2009, Cache entered into an employment agreement with Rabia Farhang, the Company's new Executive Vice President and General Merchandise Manager. The agreement is for a term of three years, expiring in November 2012.

Off-Balance Sheet Arrangements

        As indicated in Note 11, on September 23, 2009, the Company entered into a separation agreement with two of its then executive officers. Pursuant to one of these separation agreements, a former executive may receive contingent payments of up to $500,000 in the aggregate, based on the achievement by the Company over the next 4 years of certain net income targets set forth in the agreement. For the fiscal year ended January 2, 2010, no accrual was recorded for this earn-out provision. The previous agreement with this former executive, provided for contingent payments of up to $5.5 million based on certain performance targets. Under the terms of the separation agreement, the Company is released from the previous contingent obligation entirely. Other than the operating lease commitments set forth in the table above and the aforementioned statement regarding the earn-out provision, we are not a party to any material off-balance sheet financing arrangements.

Recent Accounting Developments

        See the section "Recent Accounting Developments" included in Note 1 in the Notes to the Consolidated Financial Statements for a discussion of recent accounting developments and their impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our market risk relates primarily to changes in interest rates. The interest rate risk involves the short-term investment of excess cash in short-term, investment-grade interest-bearing securities. These investments are included in cash and equivalents, marketable securities, and certificates of deposit—restricted on our balance sheet. If there are changes in interest rates, those changes would affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's unaudited selected quarterly financial data is incorporated herein by reference to Note 17 to the Company's consolidated financial statements on page F-36. The Company's consolidated financial statements and the report of the independent registered public accounting firm are listed at Item 15 of this Report and are included in this Form 10-K on pages F-1 through F-37.

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

        In connection with the preparation of this Annual Report on Form 10-K, as of January 2, 2010, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).

        Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of January 2, 2010.

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

        Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of January 2, 2010. Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 2, 2010.

        The Company's independent registered public accounting firm, MHM Mahoney Cohen CPAs (The New York Practice of Mayer Hoffman McCann P.C.), has issued an attestation report on management's assessment of the Company's internal control over financial reporting. This report appears on page F-2.

          (3)   Change in Internal Control Over Financial Reporting—No material changes were made to the controls that existed during fiscal 2008, as a result of management's assessment of internal controls for fiscal 2009.

/s/ THOMAS E. REINCKENS Thomas E. Reinckens Chairman and Chief Executive Officer	March 19, 2010
/s/ MARGARET FEENEY Margaret Feeney Executive Vice President and Chief Financial Officer	March 19, 2010

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

        The information called for by Items 10, 11, 12, 13, and 14 is incorporated herein by reference from the definitive proxy statement to be filed by the Company in connection with its 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS and FINANCIAL STATEMENT SCHEDULE (UPDATE)

(a)	1.	The financial statements listed in the "Index To The Consolidated Financial Statements" on page F-1 are filed as a part of this report.
	2.	The financial statement schedule is included on page F-37. Other schedules may be omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.
	3.	Exhibits[7]
3.1	Articles of Incorporation of the Company and all amendments thereto(2)
3.2	Bylaws of the Company(1)
10.1	Lease, dated July 28, 2003, between the Company, as Tenant, and New 1440 Broadway Partners, LLC, as Landlord, for the Company's offices at 1440 Broadway, New York, New York(6)
10.2	2000 Stock Option Plan of the Company(3)(11)
10.3	Form of Option Agreement relating to Options issued under the 2000 Stock Option Plan(4)(11)
10.4	2003 Stock Option Plan of the Company(5)(11)
10.5	Form of Option Agreement relating to Options issued under the 2003 Stock Option Plan(6)(11)
10.6	2008 Stock Option Plan of Company(7)(11)
10.13	Employment Agreement, dated February 24, 2009, between the Company and Thomas E. Reinckens(8)(11)
10.14	Agreement, dated September 23, 2009, between Cache, Inc. and Robert Kantor(9)(11)
10.15	Agreement, dated September 23, 2009, among Cache, Inc., Adrienne Kantor, Adrienne Victoria, Inc. and Adrienne Victoria Design, Inc.(9)(11)
10.16	Employment Agreement, dated October 21, 2009, between Cache, Inc. and Rabia Farhang.(10)(11)
12.1	Statements re: Computation of Ratios
23.1	Consent of MHM Mahoney Cohen CPAs (The New York Practice of Mayer Hoffman McCann P.C.)
23.2	Consent of 25 MAD LIQUIDATION CPA, P.C. (formerly known as Mahoney Cohen & Company, CPA, P.C.)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(7)
Incorporated by reference to the Company's Current Report on Form 8-K, dated July 11, 2008.

(8)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

(9)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2009.

(10)
Filed herewith.

(11)
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

CACHE, INC.
Date: March 19, 2010	(Registrant)
	By:	/s/ THOMAS E. REINCKENS Thomas E. Reinckens Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS E. REINCKENS Thomas E. Reinckens	Chairman of the Board and Chief Executive Officer	March 19, 2010
/s/ MARGARET FEENEY Margaret Feeney	Executive Vice President (Chief Financial Officer)	March 19, 2010
/s/ GENE GAGE Gene Gage	Director	March 19, 2010
/s/ ARTHUR S. MINTZ Arthur S. Mintz	Director	March 19, 2010
/s/ ANDREW M. SAUL Andrew M. Saul	Director	March 19, 2010
/s/ MORTON J. SCHRADER Morton J. Schrader	Director	March 19, 2010

CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JANUARY 2, 2010,
DECEMBER 27, 2008,
AND
DECEMBER 29, 2007

CACHE, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cache, Inc.
New York, New York

        We have audited the accompanying consolidated balance sheets of Cache, Inc. as of January 2, 2010 and December 27, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended January 2, 2010. We also have audited Cache, Inc.'s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In addition, our audits included the financial statement schedule listed in the Index at Item 15 for each of the years in the two-year period ended January 2, 2010. Cache, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting and for the financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and on the financial statement schedule and an opinion on the company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cache, Inc. as of January 2, 2010 and December 27, 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Cache, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In addition, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ MHM Mahoney Cohen CPAs

(The New York Practice of Mayer Hoffman McCann P.C.)

New York, New York
March 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cache, Inc.
New York, New York

        We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Cache, Inc. and subsidiaries for the year ended December 29, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15 for the year ended December 29, 2007. Cache, Inc.'s management is responsible for these consolidated financial statements and the financial statement schedule. Our responsibility is to express opinions on these consolidated financial statements and on the financial statement schedule based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Cache, Inc. and Subsidiaries operations and their cash flows for the year ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for the year ended December 29, 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ 25 MAD LIQUIDATION CPA, P.C.
(formerly known as Mahoney Cohen & Company, CPA, P.C.)

New York, New York
March 10, 2008

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 2, 2010	December 27, 2008
ASSETS
CURRENT ASSETS
Cash and equivalents (Note 1)	$5,516,000	$4,835,000
Marketable securities (Note 2)	29,999,000	25,153,000
Certificates of deposit—restricted (Note 8)	1,500,000	—
Receivables, net (Note 3)	3,411,000	3,898,000
Income tax receivable (Note 3)	3,438,000	5,883,000
Inventories, net (Note 4)	16,599,000	22,321,000
Prepaid expenses and other current assets (Note 14)	4,943,000	1,795,000

Total Current Assets	65,406,000	63,885,000
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Notes 5 and 10)	31,713,000	43,320,000
GOODWILL (Note 6)	9,092,000	9,092,000
INTANGIBLE ASSETS, net (Note 6)	102,000	1,304,000
OTHER ASSETS (Note 14)	4,684,000	1,924,000

Total Assets	$110,997,000	$119,525,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,624,000	$6,375,000
Note payable (Note 6)	1,408,000	1,259,000
Accrued compensation	2,668,000	1,713,000
Accrued liabilities (Notes 7 and 11)	11,783,000	11,077,000

Total Current Liabilities	23,483,000	20,424,000
NOTE PAYABLE (Note 6)	1,425,000	3,143,000
OTHER LIABILITIES (Note 12)	15,806,000	16,795,000
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
Common stock, par value $.01; authorized, 40,000,000 and 20,000,000 shares; issued 16,433,373 and 16,410,036 shares (Note 15)	164,000	164,000
Additional paid-in capital	47,555,000	47,155,000
Retained earnings	62,359,000	71,053,000
Treasury stock, 3,682,199 and 3,372,000 shares, at cost (Note 15)	(39,795,000)	(39,209,000)

Total Stockholders' Equity	70,283,000	79,163,000

Total Liabilities and Stockholders' Equity	$110,997,000	$119,525,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		52 Weeks Ended	52 Weeks Ended
	53 Weeks Ended
		December 27, 2008	December 29, 2007
	January 2, 2010
NET SALES	$219,775,000	$265,728,000	$274,458,000
COST OF SALES, including buying and occupancy	131,990,000	156,036,000	147,474,000

GROSS PROFIT	87,785,000	109,692,000	126,984,000

EXPENSES
Store operating expenses	79,167,000	95,339,000	97,023,000
General and administrative expenses	18,341,000	21,296,000	22,725,000
Exit costs (Note 9)	(65,000)	2,757,000	(78,000)
Impairment charges (Notes 6 and 10)	2,744,000	2,137,000	—
Employee separation charge (Note 11)	1,987,000	—	—

TOTAL EXPENSES	102,174,000	121,529,000	119,670,000

OPERATING INCOME (LOSS)	(14,389,000)	(11,837,000)	7,314,000

OTHER INCOME (EXPENSE)
Interest expense	(186,000)	(243,000)	(151,000)
Interest income	218,000	706,000	2,453,000
Miscellaneous income	—	—	299,000

TOTAL OTHER INCOME	32,000	463,000	2,601,000

INCOME (LOSS) BEFORE INCOME TAXES	(14,357,000)	(11,374,000)	9,915,000
INCOME TAX PROVISION (BENEFIT) (Note 14)	(5,663,000)	(4,252,000)	3,394,000

NET INCOME (LOSS)	$(8,694,000)	$(7,122,000)	$6,521,000

BASIC EARNINGS (LOSS) PER SHARE	$(0.68)	$(0.53)	$0.41

DILUTED EARNINGS (LOSS) PER SHARE	$(0.68)	$(0.53)	$0.40

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	12,795,000	13,329,000	15,966,000

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	12,795,000	13,329,000	16,200,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Shares	Amount	Total
Balance at December 30, 2006	16,275,708	$163,000	$44,646,000	$71,654,000	—	$—	$116,463,000

Net income	—	—	—	6,521,000	—	—	6,521,000
Tax benefit from stock option exercises	—	—	92,000	—	—	—	92,000
Issuance of common stock	43,650	—	563,000	—	—	—	563,000
Stock based compensation	—	—	835,000	—	—	—	835,000
Repurchase of common stock	—	—	—	—	1,695,032	(24,210,000)	(24,210,000)

Balance at December 29, 2007	16,319,358	163,000	46,136,000	78,175,000	1,695,032	(24,210,000)	100,264,000

Net loss	—	—	—	(7,122,000)	—	—	(7,122,000)
Tax benefit from stock option exercises	—	—	160,000	—	—	—	160,000
Issuance of common stock	90,678	1,000	560,000	—	—	—	561,000
Stock based compensation	—	—	299,000	—	—	—	299,000
Repurchase of common stock	—	—	—	—	1,676,968	(14,999,000)	(14,999,000)

Balance at December 27, 2008	16,410,036	164,000	47,155,000	71,053,000	3,372,000	(39,209,000)	79,163,000

Net loss	—	—	—	(8,694,000)	—	—	(8,694,000)
Issuance of common stock	23,337	—	—	—	—	—	—
Stock based compensation	—	—	400,000	—	—	—	400,000
Repurchase of common stock	—	—	—	—	310,199	(586,000)	(586,000)

Balance at January 2, 2010	16,433,373	$164,000	$47,555,000	$62,359,000	3,682,199	$(39,795,000)	$70,283,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		52 Weeks Ended	52 Weeks Ended
	53 Weeks Ended
		December 27, 2008	December 29, 2007
	January 2, 2010
Cash flows From Operating Activities:
Net income (loss)	$(8,694,000)	$(7,122,000)	$6,521,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,855,000	12,774,000	12,124,000
Impairment charges	2,744,000	2,137,000	—
Write down of equipment and leasehold improvements, net of deferred rent	—	1,570,000	—
Employee separation charge—write-off of non-compete agreements	204,000	—	—
Provision for sales allowances and doubtful accounts	(62,000)	(123,000)	234,000
Deferred income taxes	(2,595,000)	(1,474,000)	(1,875,000)
Excess tax benefit from stock-based compensation	—	(160,000)	(92,000)
Amortization of deferred rent	(2,116,000)	(1,996,000)	(1,875,000)
Amortization of deferred income for co-branded credit card	(456,000)	(218,000)	—
Gift card breakage	(229,000)	(287,000)	(293,000)
Other	—	—	(21,000)
Stock-based compensation	400,000	299,000	835,000
Non-cash exit costs	(65,000)	—	(78,000)
Non-cash interest expense on note payable	—	54,000	73,000
Change in assets and liabilities:
Decrease (increase) in receivables and income tax receivable	2,982,000	(4,019,000)	1,259,000
Decrease in inventories	5,660,000	8,226,000	5,295,000
Decrease (increase) in prepaid expenses and other current assets	(3,313,000)	(169,000)	3,247,000
Increase (decrease) in accounts payable	1,249,000	(4,135,000)	(1,192,000)
Increase in accrued liabilities, accrued compensation and other liabilities	3,594,000	1,038,000	6,267,000

Net cash provided by operating activities	11,158,000	6,395,000	30,429,000

Cash Flows From Investing Activities:
Purchase of marketable securities	(42,954,000)	(42,118,000)	(88,880,000)
Maturities of marketable securities	38,108,000	59,852,000	88,087,000
Certificates of deposit—restricted	(1,500,000)	—	—
Purchase of equipment and leasehold improvements	(1,976,000)	(10,673,000)	(12,094,000)
Purchase of assets from Adrienne Victoria Designs	—	—	(5,710,000)

Net cash provided by (used in) investing activities	(8,322,000)	7,061,000	(18,597,000)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	—	561,000	563,000
Excess tax benefit from stock-based compensation	—	160,000	92,000
Repayment of note payable	(1,569,000)	(1,586,000)	(397,000)
Repurchase of common stock	(586,000)	(14,999,000)	(24,210,000)

Net cash used in financing activities	(2,155,000)	(15,864,000)	(23,952,000)

Net increase (decrease) in cash and equivalents	681,000	(2,408,000)	(12,120,000)
Cash and equivalents, at beginning of period	4,835,000	7,243,000	19,363,000

Cash and equivalents, at end of period	$5,516,000	$4,835,000	$7,243,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        Cache, Inc. (together with its subsidiaries, the "Company") operates 286 women's apparel specialty stores, as of January 2, 2010. The Company specializes in the sale of high fashion women's apparel and accessories in the better to expensive price range.

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

        The most significant estimates made by management include those made in the areas of inventory; impairment of long lived assets and goodwill; deferred taxes; self insurance reserves; stock-based compensation, gift card breakage, sales returns and allowances and income tax uncertainties. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

Fiscal Reporting Period

        The Company reports its annual results of operations based on fiscal periods comprised of 52 or 53 weeks, which is in accordance with industry practice. Results for fiscal 2009 include 53 weeks, as compared to 52 weeks each for fiscal 2008 and 2007.

Fair Value of Financial Instruments

        The carrying amounts of certificates of deposit, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to their short-term nature. The Company's note payable includes imputed interest at 5% as the fair market value of this note is not readily determinable because comparable instruments do not exist. The 5% imputed interest represented the Company's average return on its investment portfolio, at the inception of the note.

Cash and Equivalents

        The Company considers all highly liquid investments that mature within three months or less when purchased to be cash equivalents.

Marketable Securities

        Marketable securities, at January 2, 2010 and December 27, 2008, primarily consist of short-term United States Treasury bills and tax-exempt municipal bonds. The Company classifies its short-term

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company's held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments, as an adjustment to yield using the effective interest method. Interest income is recognized when earned. The fair value of our marketable securities totaled approximately $30.0 million and $25.2 million, as of January 2, 2010 and December 27, 2008, respectively.

Allowance for Doubtful Accounts.

        The allowance for doubtful accounts, which is regularly reviewed, is an estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is determined based on historical write-off experience and the current retailer environment. Balances over 90 days past due and over a specified amount are reviewed individually for collectability; other balances are considered on an aggregate basis considering the aging of balances. Account balances are written off against the allowance when it is probable the receivable will not be recovered. There is no off-balance sheet credit exposure related to the Company's customers. Management believes that the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts. During the 53 week period ended January 2, 2010, the Company recorded reserves of approximately $664,000 and utilized $722,000, resulting in an aggregate reserve balance of $53,000, as of January 2, 2010. The Company reserved $111,000 for such items as of December 27, 2008. This amount is included as part of the sales allowance reserve, which is provided in supplemental schedules on page F-37.

Inventories

        Our finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation, which results in a carrying value at the lower of cost or market. Inventories other than finished goods at retail stores, called production inventory, primarily consists of piece goods, trim and work-in-process. It is the Company's policy to value the production inventory, which makes up

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

approximately 15% of Company's total inventory, at lower of cost or market value using first-in-first-out valuation method. The Company reviews the inventory for factors such as age, obsolescence, potential use, or other factors that may indicate a decline in its value. The Company records a reserve against the cost of the production inventory to account for any decline in its value.

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

        The Company evaluates finite-lived assets in accordance with "Impairment or Disposal of Long-Lived Assets" under Topic 360 "Property, Plant and Equipment" of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC"). Finite-lived assets are evaluated for recoverability in accordance with Topic 360 of the FASB ASC whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. The Company evaluated its finite-lived assets during fiscal 2009 and 2008 and as a result, recorded an impairment charge of $1.9 million for 23 underperforming stores (see note 10) and $1.1 million for 12 underperforming stores, respectively.

Goodwill and Intangible Assets

        The Company evaluates its Goodwill and Intangible assets in accordance with "Intangibles—Goodwill and Other", Topic 350 of the FASB ASC. This guidance requires ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment. The Company performs impairment testing, which considers the Company's fair value to determine whether an impairment charge related to the carrying value of the Company's recorded goodwill and other intangible assets, associated with its AVD reporting unit, is necessary. This is reevaluated annually during the fourth quarter, or more frequently if necessary. The Company considers many factors in evaluating whether the carrying value of the recorded goodwill will be recoverable. Factors used to determine this primarily include declines in stock price and the market capitalization in relation to the book value of the Company, discounted projected cash flows of the reporting unit and valuation of companies comparable to the reporting unit. During fiscal 2009, the Company did not incur an impairment charge against the carrying value of goodwill. In fiscal 2009, the continued instability of the United States economy resulted in the Company experiencing decreased sales. The Company's stock price increased from its year-end 2008 level and its book value approximates its market capitalization plus a reasonable control premium. The Company's impairment testing resulted in a fair value of equity for its AVD reporting unit that exceeded its carrying value of equity by approximately $1.2 million (or 8.2% of the carrying value of equity). The Company's discounted projected cash flows for its AVD reporting unit assumes that, the performance of fiscal 2010 is significantly improved from fiscal 2009 (with the second half of

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fiscal 2010 providing the majority of the expected improvement). In the event that the Company does not achieve its fiscal 2010 financial projections, an impairment charge to goodwill may occur. An impairment charge of $891,000 was recorded against the carrying value of intangible assets associated with its wholesale division—Mary L., during the fourth quarter of fiscal 2009, related to the discontinuance of Mary L. Comparatively, an impairment charge of $1.0 million was recorded against the carrying value of goodwill during the fourth quarter of fiscal 2008. Pursuant to the employee separation agreements entered into with two of the Company's then officers (see Note 11), the Company recorded a pre-tax charge of $204,000 during the third fiscal quarter of 2009 for the remaining net book value of the non-compete agreements contained in their employment agreements.

Self Insurance

        We are self-insured for losses and liabilities related primarily to employee health and welfare claims, up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred, using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for fiscal 2009, 2008 and 2007. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. We maintain stop loss insurance coverage, which covers us for benefits paid in excess of limits as defined in the plan.

Gift Cards, Gift Certificates and Credits

        The Company sells gift cards and gift certificates ("Gift Cards") and issues credits to its customers when merchandise is returned ("Merchandise Credits"), which do not expire. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card and Merchandise Credit being redeemed by the customer is remote ("Gift Card breakage"), since the Company has determined that it does not have a legal obligation to remit the unredeemed value to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns and the remaining unredeemed percentage at the end of our historical data of 3.5 years. Historical redemptions of Gift Cards ranged from 64% in the first quarter to 0.03% in the fourteenth quarter subsequent to the issue date, resulting in an average of approximately 95% redeemed or 5% unredeemed Gift Cards over the historical data of 3.5 years. We have determined that redemption would be remote based on the fact that, by the fourteenth quarter since issue date, the redemption rate approximated 0%, indicating that the probability of such cards being redeemed is remote. As such, we have recorded breakage income based upon this 5%, which is reviewed on a quarterly basis for propriety. Breakage income represents the balance of Gift Cards and Merchandise Credits, for which the Company believes the likelihood of redemption by the customer, is remote. At that time, the Company will recognize breakage income for those Gift Cards and Merchandise Credits.

        The Company recorded breakage income of $229,000, $287,000 and $293,000 during fiscal year ended 2009, 2008 and 2007, respectively.

Revenue Recognition

        Sales are recognized at the "point of sale," which occurs when merchandise is sold in an "over-the-counter" transaction or upon receipt by a customer. Sales of merchandise via our website are

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges/(credits) to earnings resulting from revisions to estimates on our sales return provision were approximately ($80,000), ($202,000) and ($93,000) for fiscal 2009, 2008 and 2007, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred at our stores for shipping and handling is included in cost of sales and costs incurred for the shipping and handling of our wholesale products is included in general and administrative expenses. The Company records revenues net of applicable sales tax.

        The products of our wholesale division are sold in upper tier department stores and the resulting sales are included under net sales when the merchandise is shipped to department stores, which are recorded net of any returns, chargebacks, discounts and allowances. We also maintain a reserve as a reduction to sales for potential returns, chargebacks, discounts and allowances. During the 53 week period ended January 2, 2010, the Company recorded reserves of approximately $664,000, of which it utilized $722,000, resulting in an aggregate reserve balance of $53,000, as of January 2, 2010. The Company reserved $111,000 for such items as of December 27, 2008. The Company decided to discontinue its wholesale division during the fourth quarter of fiscal 2009.

        The Company's co-branded customer credit card program, which was introduced during fiscal 2007, entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue, over the life of the contract. During fiscal 2009 and 2008, the Company received $1.1 million and $1.4 million, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards was $456,000 in fiscal 2009, as compared to $218,000 in fiscal 2008 and insignificant in fiscal 2007.

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

        The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded was $328,000 and $248,000 in fiscal 2009 and fiscal 2008, respectively and insignificant in fiscal 2007.

        Seasonality.    We experience seasonal and quarterly fluctuations in net sales and operating income. Quarterly results of operations may fluctuate significantly as a result of a variety of factors, including macroeconomics conditions, the timing of new store openings, fashion trends and shifts in timing of certain holidays. Our business is subject to seasonal influences, characterized in years other than fiscal 2008 by highest sales during the fourth quarter (October, November and December) and lowest sales

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

during the third quarter (July, August and September). We began to return to historical trends in fiscal 2009.

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

        To account for construction allowance reimbursements from landlords and rent holidays, the Company records a deferred rent liability included in other long-term liabilities on the consolidated balance sheets and amortizes the deferred rent over the lease term, as a reduction to rent expense on the consolidated statements of operations. For leases containing rent escalation clauses, the Company records minimum rent expense on a straight-line basis over the lease term on the consolidated statement of operations. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

Advertising costs

        Costs associated with advertising are charged to store operating expense, when the advertising first takes place. The Company spent $6.9 million, $10.7 million and $12.6 million on advertising costs in fiscal 2009, 2008, and 2007, respectively.

Pre-Opening Store Expenses

        Expenses associated with the opening of new stores are expensed as incurred.

Cache 401(K) Savings Plan

        Employees are eligible to participate in the Company's 401(k) plan if they have been employed by the Company for one year, have reached age 21 and work at least 1,000 hours annually. Generally, employees can defer up to 25% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The Company can make a discretionary matching contribution for the employee. Employer contributions to the plan for fiscal 2009, 2008 and 2007 were $213,000, $420,000 and $403,000, respectively. The Company reduced its discretionary matching contribution during fiscal 2009, as part of its cost savings initiative.

Income Taxes

        The Company accounts for income taxes in accordance with "Income Taxes" Topic 740 of the FASB ASC. This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. When tax contingencies become probable, a liability for the contingent amount is estimated based upon

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the Company's best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of January 2, 2010, the Company has recorded a $301,000 reserve, net of federal benefit for potential tax contingencies. As of December 27, 2008, the Company had recorded a $331,000 reserve, net of federal benefit for potential tax contingencies. No such reserves were recorded as of December 29, 2007. As of January 2, 2010, based upon its evaluation of the projected utilization of state net operating loss ("NOL") carry-forwards, the Company has established a valuation allowance of $68,000. No valuation allowance was recorded in fiscal 2008. If the Company determines that it is more likely than not that the state NOL's will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Operations, at its effective rate.

        Effective December 31, 2006, the Company adopted the provisions of "Accounting for Uncertainty in Income Taxes", within Topic 740 of the FASB ASC. This provision prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The provision also states that a tax benefit from an uncertain tax position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority having full knowledge of all relevant information.

        The cumulative effect of this adoption did not result in any adjustment in the Company's liability for unrecognized income tax benefits.

Balance at December 27, 2008	$501,000
Additions based on tax positions related to the current year	—
Additions for tax positions for prior years	54,000
Reductions for tax positions for prior years due to lapse of applicable statute of limitations	(39,000)
Settlements	(81,000)

Balance at January 2, 2010	$435,000

        Included in the above ending balance are tax positions of $301,000, which, if recognized, would favorably affect the effective tax rate.

        The Company's continuing practice is to include estimated interest and penalties, if any, in computing the amount that is recognized within income tax expense relating to uncertain income tax positions. As of January 2, 2010, the Company had accrued $178,000 of interest and penalties related to uncertain tax positions, which is included in the $435,000 tax contingency noted above.

        Although the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company's accrued position. Accordingly, the Company's provisions on federal, state and local tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of January 2, 2010, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

        The Company and certain of its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company had previously reached agreement with the IRS and closed the audit of fiscal year 2005, with no change to the tax return. The Company is subject to federal income tax examinations for years after 2005.

        As for state and local income taxes, with few exceptions, the Company is subject to state and local income tax examinations by taxing authorities for years after 2005.

Stock-Based Compensation

        Stock-based compensation expense for all stock-based awards program, including grants of stock options, is recorded in accordance with "Compensation-Stock Compensation", Topic 718 of the FASB ASC. The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. All employee stock options were granted at or above the grant date market price. Judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. In accordance with the stated guidance, if actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted (See Note 15). The Company recognized $400,000, $299,000 and $835,000 in stock-based compensation expense during fiscal 2009, 2008 and 2007, respectively.

Earnings (Loss) Per Share

        Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share also includes the dilutive effect of potential common shares (dilutive stock options and unvested restricted common shares) outstanding during the period.

Comprehensive Income

        The Company reports comprehensive income in accordance with "Comprehensive Income", Topic 220 of the FASB ASC. This guidance provides standards for the reporting and display of comprehensive income. Components of comprehensive income could include net income, foreign currency translation adjustments and gains or losses associated with investments available for sale. There was no difference between net income and comprehensive income for any of the periods presented.

Segment Reporting

        Topic 280 "Segment Reporting", of the FASB ASC establishes standards for reporting information about a company's operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in two segments—the operation of specialty retail stores and wholesale. Revenues from external customers are derived from merchandise sales and we do not rely on any major customers as a source of revenue.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has determined that the results of operations of the Mary L. division were insignificant in fiscal 2009, 2008 and 2007. The chart below is that of our retail segment only.

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 2, 2010	December 27, 2008	December 29, 2007
Sportswear	57.3%	60.7%	58.7%
Dresses	32.8	30.4	32.1
Accessories	9.9	8.9	9.2

Total	100.0%	100.0%	100.0%

Concentration

        The Company has five major suppliers, which accounted for approximately 27% of our purchases during fiscal 2009, and our largest supplier accounted for 14% of our purchases during fiscal 2009. The loss of any of these suppliers could adversely affect the Company's operations.

Recent Accounting Developments

        In February 2010, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, which amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-09 is effective upon issuance. The adoption of ASU 2010-09 did not have a material impact on the Company's consolidated financial statements.

        In January 2010, FASB issued ASU 2010-06, Improving Disclosures about Fair Measurements, which provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for financial statements issued for interim and annual periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

        In January 2010, FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification, which addresses the accounting for noncontrolling interests and changes in ownership interests of a subsidiary. ASU 2010-02 is effective for the interim or annual reporting periods ending on or after December 15, 2009, and must be applied retrospectively to interim or annual reporting periods beginning on or after December 15, 2008. The adoption of ASU 2010-02 did not have an impact on the Company's consolidated financial statements.

        In December 2009, FASB issued ASU 2009-17, Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which replaces the quantitative-

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated financial statements.

        In December 2009, FASB issued ASU 2009-16, Transfers and Servicing, which improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-16 to have a material impact on its consolidated financial statements.

        In August 2009, FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-05 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value. ASU 2009-05 is effective for the first reporting (including interim periods) beginning after issuance. The adoption of ASU 2009-05 did not have a material impact on the Company's consolidated financial statements.

        In October 2009, FASB issued ASU 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. This guidance addresses accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. It also addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of ASU 2009-13 to have a material impact on its consolidated financial statements.

        In June 2009, FASB issued Accounting Standards Codification ("ASC") 105, Generally Accepted Accounting Principles, which establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. Following this statement, FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve only to: (1) update the Codification; (2) provide background information about the guidance; and (3) provide the bases for conclusions on the change(s) in the Codification. ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. The adoption of ASC 105 did not have an impact on the Company's consolidated financial statements.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In June 2009, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 111, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. SAB No. 111 clarifies the SEC's position related to other-than-temporary impairments of debt and equity securities and was issued in order to make the relevant interpretive SEC guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB No. 111 did not have an impact on the Company's consolidated financial statements.

        In April 2009, FASB issued amendments to ASC 320-10, Investments—Debt and Equity Securities, which provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when an other-than-temporary impairment event has occurred. ASC 320-10 amends the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected. Under ASC 320-10, another-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. This standard was effective for interim periods ending after June 15, 2009. The adoption of the amendments to ASC 320-10 did not have a material impact on the Company's consolidated financial statements.

        In April 2009, FASB issued amendments to ASC 820-10, Fair Value Measurements and Disclosures, which provides amendments to guidelines for making fair value measurements more consistent and provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. The amendments are applied to all assets and liabilities (i.e., financial and non-financial) and requires enhanced disclosures. The amendments are effective for periods ending after June 15, 2009. The adoption of the ASC 820-10 amendments did not have an impact on the Company's consolidated financial statements.

        In April 2009, FASB issued amendments to ASC 825-10, Financial Instruments, which require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The amendments are effective for interim periods ending after June 15, 2009. The adoption of these amendments did not have an impact on the Company's consolidated financial statements.

        In June 2008, FASB issued amendments to ASC 260-10, Earnings Per Share, which requires unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. These amendments were effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years and requires retrospective application. The adoption of these amendments did not have an impact on the Company's financial statements.

        In September 2006, FASB issued ASC 820-10, Fair Value Measurements and disclosures. In February 2008, the FASB provided a one year deferral for implementation of the standard for non-recurring, non-financial assets and liabilities. The adoption of this partially deferred portion of ASC 820-10 did not have an impact on the Company's consolidated financial statements.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Statements of Cash Flow Information

        The Company accrued $180,000, $243,000 and $151,000 for interest expense on a note payable and paid $234,000, $263,000 and $78,000 during fiscal 2009, 2008 and 2007, respectively. The Company issued a note for $6.3 million during fiscal 2007 in connection with the acquisition of certain assets of AVD. During fiscal 2009, 2008 and 2007, the Company paid $253,000, $1.9 million and $3.8 million in income taxes, respectively. In addition, during fiscal 2009, 2008 and 2007, the Company accrued equipment and leasehold improvements of $234,000, $216,000 and $752,000, respectively.

NOTE 2. FAIR VALUE MEASUREMENT

        In accordance with "Fair Value Measurements and Disclosures", Topic 820 of the FASB ASC, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Topic 820 of the FASB ASC establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

        As of January 2, 2010, the Company's marketable securities primarily consist of short-term United States Treasury bills and tax-exempt municipal bonds. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company's held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

        "Financial Instruments", Topic 825 of the FASB ASC, provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with Topic 825 of the FASB ASC.

        The fair value of our marketable securities, which was determined based upon Level 1 inputs, totaled $30.0 million and $25.2 million as of January 2, 2010 and December 27, 2008, respectively. For

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. FAIR VALUE MEASUREMENT (Continued)

the fiscal periods ended January 2, 2010 and December 27, 2008, the aggregate amount of marketable securities (maturing greater than 90 days and less than one year) totaled approximately $30.0 million and $25.2 million, respectively. The Company noted small variances between the book value and fair value due to the remaining unamortized premiums. As a result, no impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments. Interest income is recognized when earned.

NOTE 3. RECEIVABLES

	January 2, 2010	December 27, 2008
Construction allowances	$507,000	$536,000
Third party credit cards	2,142,000	2,382,000
Accounts receivable, net	62,000	184,000
Other	700,000	796,000

	$3,411,000	$3,898,000

        Accounts receivable, net includes sales from the wholesale division, which are recorded net of any returns, chargebacks, discounts and allowances. As of January 2, 2010 and December 27, 2008, the Company recorded $53,000 and $111,000, respectively, for such items.

        During fiscal 2009, the Company recorded an income tax receivable of $3.4 million, which resulted from estimated tax payments of $266,000 made during fiscal 2009 and 2008 combined with estimated refunds of $3.3 million, generated as a result of the carry back on the net loss incurred during the current fiscal year. An income tax receivable of $5.9 million was recorded during fiscal 2008 due to overpayments on the estimated tax payments combined with a refund, generated as a result of the carry back on the net loss incurred during fiscal 2008.

NOTE 4. INVENTORIES

	January 2, 2010	December 27, 2008
Raw materials	$1,253,000	$2,136,000
Work in process	1,160,000	1,614,000
Finished goods	14,186,000	18,571,000

	$16,599,000	$22,321,000

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	January 2, 2010	December 27, 2008
Leasehold improvements	$51,861,000	$54,539,000
Furniture, fixtures, and equipment	33,913,000	52,752,000

	85,774,000	107,291,000
Less: accumulated depreciation and amortization	(54,061,000)	(63,971,000)

	$31,713,000	$43,320,000

        Store operating and general and administrative expenses include depreciation and amortization expense of $11.7 million, $12.6 million and $12.1 million for the fiscal years ended 2009, 2008 and 2007, respectively. The Company recorded an impairment charge during fiscal 2009 and 2008 on its long lived assets; see Note 10 herein for additional details.

NOTE 6. ACQUISITION OF ADRIENNE VICTORIA DESIGNS, INC.

        On July 3, 2007, the Company, through a wholly-owned subsidiary which was created in connection with the acquisition, acquired certain assets of Adrienne Victoria Designs, Inc. ("AVD"), our largest vendor, at that time. Under the terms of the agreement, the Company made cash payments totaling $5.7 million, including transaction costs. In addition, the Company issued a note payable of $7.0 million ($6.3 million net of imputed interest of 5%) to be paid over 5 years. The Company acquired certain assets of AVD, a design, sourcing and manufacturing company, in order to increase operating efficiencies and increase shareholder value. The acquisition was accounted for in the third quarter of fiscal 2007, using the purchase method in accordance with "Business Combinations", Topic 805 of the FASB ASC. Accordingly, the assets acquired were recorded at their fair values and operating results were included in our financial statements from the date of acquisition.

        During fiscal 2007, the Company completed its valuation of the assets acquired and calculated the value of goodwill and intangible assets to be approximately $11.5 million. Goodwill was recognized as the excess of the purchase price paid over the fair market value of the net assets acquired. The excess payment, which resulted in goodwill, was due to the Company purchasing the talent, experience and organization of a sourcing and production team, which it did not have prior to the acquisition. Consequently, due to the acquisition, Cache has positioned itself to increase its gross margin. The total goodwill recorded is expected to be deducted for tax purposes over the applicable period. The Company has determined that this is not a significant subsidiary in accordance with Regulation S-X and as such, pro-forma financial information is not required.

        During the period ended December 29, 2007, the Company recorded a note payable to Robert Kantor and Adrienne Kantor, related to the acquisition of certain assets of Adrienne Victoria Designs, Inc. The $6.3 million note, which will be paid over five years, has an imputed five percent

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. ACQUISITION OF ADRIENNE VICTORIA DESIGNS, INC. (Continued)

interest rate. The note maturities are payable in quarterly installments ranging from $163,000 to $475,000. As of January 2, 2010, the amounts due on the note payable are as follows:

Fiscal years ending:
2010	1,408,000
2011	1,105,000
2012	320,000

Total	$2,833,000

  Goodwill and Intangible Assets

        In accordance with "Intangibles—Goodwill and Other", Topic 350 of the FASB ASC, the Company's goodwill and its intangible assets are reviewed annually for impairment or more frequently, if impairment indicators arise. This annual valuation process, which is performed during the fourth quarter of each year, did not result in an impairment charge against the carrying value of the Company's goodwill in fiscal 2009. However, an impairment charge of $891,000 was recorded against the carrying value of intangible assets associated with its wholesale division—Mary L. during the fourth quarter of fiscal 2009. Comparatively, an impairment charge of $1.0 million was recorded against the carrying value of the Company's goodwill during the fourth quarter of fiscal 2008. During the third quarter of fiscal 2009, the Company recorded a charge of $204,000 for the remaining net book value of its definite-lived intangible asset—Non-Compete agreements. This charge resulted from an employee separation agreement (see Note 11) that the Company entered into with two of its former executive officers. As a result of these charges during fiscal 2009, the Company's recorded net intangibles assets as of January 2, 2010 were reduced to $102,000 from $1.3 million as of December 27, 2008. The Company's recorded goodwill balance of $9.1 million did not change from the prior fiscal year end. The carrying amounts of net intangible assets as of January 2, 2010 and December 27, 2008 are as follows:

	January 2, 2010	December 27, 2008
Indefinite-lived intangible assets:
Trademarks—Cache	$102,000	$102,000
Trademarks—Mary L.	—	620,000

	102,000	722,000

Definite-lived intangible assets:
Customer relationships	—	300,000
Non-Compete agreements	—	300,000
Favorable market lease	—	160,000

	—	760,000
Less: accumulated amortization	—	(178,000)

	—	582,000

Total intangible assets, net	$102,000	$1,304,000

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. ACQUISITION OF ADRIENNE VICTORIA DESIGNS, INC. (Continued)

        General and administrative expenses include amortization expense of $107,000, $119,000 and $59,000, for the fiscal years ended 2009, 2008 and 2007, respectively.

NOTE 7. ACCRUED LIABILITIES

	January 2, 2010	December 27, 2008
Gift cards, merchandise credit cards and other customer deposits and credits	$3,817,000	$3,644,000
Taxes, including income taxes	2,807,000	2,593,000
Operating expenses	2,007,000	2,469,000
Employee separation settlement (Note 11)	1,375,000	—
Deferred income	568,000	333,000
Group insurance	481,000	656,000
Sales return reserve	470,000	550,000
Leasehold additions	234,000	216,000
Exit costs (Note 9)	24,000	616,000

	$11,783,000	$11,077,000

        Leasehold additions generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.

NOTE 8. BANK DEBT

        On May 27, 2009, the Company entered into a one year credit facility with Bank of America (the "Bank"). Under this facility, the Company may direct the Bank to issue letters of credit up to a total of $1,425,000. Any outstanding letters of credit under this facility are collateralized by granting to the Bank a security interest in various certificates of deposit held by the Company and its subsidiaries with the Bank, amounting to a total of $1,500,000. This one year credit facility will expire on May 1, 2010. The Company is currently reviewing its future requirements for a credit facility and plans to initiate discussion with its bankers to renew this credit line or negotiate a new credit facility.

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

        The Company had outstanding letters of credit of approximately $660,000 and $585,000 at January 2, 2010 and December 27, 2008, respectively.

NOTE 9. EXIT COSTS

        During fiscal 2008, the Company recorded a pre-tax charge of $2.8 million net of deferred rent, for asset write down and store closing costs for 16 underperforming stores. As of January 2, 2010 there was a total liability of $64,000 remaining for lease termination and severance costs. Severance costs and lease termination costs are recorded as part of accrued compensation and accrued liabilities,

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. EXIT COSTS (Continued)

respectively, on the accompanying consolidated balance sheets. The following table identifies the activity during fiscal 2009:

	Liability Balance Beginning of Year	Utilization	Liability Balance End of Period
Severance	$79,000	$39,000	$40,000
Lease termination costs	616,000	592,000	24,000

	$695,000	$631,000	$64,000

        The Company's utilization of the store exit cost accrual balance in the amount of $631,000, included $65,000 of severance and lease termination costs recorded during fiscal 2008. This reversal was primarily due to the Company's decision to keep open one of the 16 stores that the Company had planned to close during fiscal 2008. Of the remaining 15 stores, 14 were closed prior to Jan 2, 2010, and one subsequent to that date. This amount was net of severance and other costs for discontinuing its wholesale division—Mary L., which was determined during the fourth quarter of fiscal 2009.

        The following is a summary of the activity in the reserve for exit costs during fiscal 2008:

	Liability Balance Beginning of Year	Charges	Cash Payments	Liability Balance End of Period
Write down of equipment and leasehold improvements	$—	$2,319,000	$—	$—
Severance	—	198,000	119,000	79,000
Reversal of deferred rent liability	—	(750,000)	—	—
Lease termination costs	—	990,000	374,000	616,000

	$—	$2,757,000	$493,000	$695,000

NOTE 10. IMPAIRMENT CHARGE

        In accordance with "Impairment or Disposal of Long-Lived Assets" under Topic 360 "Property, Plant and Equipment" of the FASB ASC, impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment is based on the carrying amount of the asset at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of long-lived assets exceeds its fair value.

        Due to the inability of the Company to assess the fair market value of the Company's assets in its retail stores, as these assets are not traded in an active market, the Company determined its fair market value by computing the net present value of future cash flows by discounting those future cash flows using a risk free interest rate from a 10 year treasury note. To analyze stores for impairment, the Company compared the undiscounted future cash flows against the carrying value of the long lived assets, as of January 2, 2010, for each store and as a result, identified 23 stores where the sum of undiscounted future cash flows were less than the corresponding carrying amounts. The Company then

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. IMPAIRMENT CHARGE (Continued)

compared the net present value of future cash flows for these 23 stores against the carrying amount of the long lived assets and as a result of the excess carrying value over the computed net present value, the Company recorded an impairment charge of approximately $1.9 million for the 23 underperforming stores identified. As a result of this impairment charge, which was recorded during the fourth quarter of fiscal 2009, the Company also adjusted the cost basis of the long lived assets at the affected stores in accordance with the stated guidance mentioned above.

NOTE 11. EMPLOYEE SEPARATION CHARGE

        On September 23, 2009, the Company entered into separation agreements with two of its then executive officers. Subsequently, during the fourth quarter of fiscal 2009, the Company entered into amended agreements, whereby, the Company agreed to make early settlement payments to both of its former executives. Additionally, one of the former executives agreed to reduced settlement payments from the original separation agreement. As a result of these amended separation agreements, the Company recorded a pre-tax charge of $2.0 million for the fiscal year ended January 2, 2010. This charge consisted of settlement costs of approximately $1.8 million, which included a charge of $23,000 for the vested portion of stock-awards that the Company purchased back from these former executives, and a charge of $204,000 for the remaining net book value of the non-compete agreements contained in their employment agreements (see Note 6). The charge of $204,000 was due to the Company releasing these former executives from the non-compete clause contained in the employment agreements. As of January 2, 2010, the Company has $1.4 million of separation settlement due to one of the former executives, which is recorded under accrued liabilities (see Note 7) on the accompanying consolidated balance sheets.

        Pursuant to one of these separation agreements, a former executive may receive contingent payments of up to $500,000 in the aggregate, based on the achievement by the Company over the next 4 years of certain net income targets set forth in the agreement. For the fiscal year ended January 2, 2010, no accrual was recorded for this earn-out provision. The previous agreement with this former executive, provided for contingent payments of up to $5.5 million based on certain performance targets. Under the terms of the separation agreement, the Company is released from the previous contingent obligation entirely.

NOTE 12. OTHER LIABILITIES

        Other liabilities consists of accruals of future rent escalations, unamortized landlord construction allowances and deferred income from co-branded credit card.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

        At January 2, 2010, the Company was obligated under operating leases for the corporate office, as well as another location that houses our design, production and customer service departments and various store locations expiring at various times through 2020. The terms of the leases generally provide for the payment of minimum annual rentals, contingent rentals based on a percentage of sales in excess of a stipulated amount, and a portion of promotional funds, common area maintenance and heating, ventilation and air conditioning charges. Most leases contain leasehold improvement reimbursements

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. COMMITMENTS AND CONTINGENCIES (Continued)

from landlords and/or rent holidays. In recognizing landlord incentives and minimum rent expenses, the Company amortizes the charges and incentives on a straight line basis over the lease term.

        Store rental expense related to these leases, included in cost of sales, consisted of the following:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 2, 2010	December 27, 2008	December 29, 2007
Net minimum rentals	$23,647,000	$24,726,000	$24,432,000
Contingent rentals and other occupancy costs	11,296,000	11,640,000	11,536,000

	$34,943,000	$36,366,000	$35,968,000

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum payments under non-cancelable operating leases consisted of the following at January 2, 2010:

Fiscal years ending:
2010	$25,612,000
2011	23,759,000
2012	21,154,000
2013	18,310,000
2014	14,099,000
Thereafter	22,202,000

Total future minimum lease payments	$125,136,000

        The operating leases included in the table above does not include contingent rent based upon sales volume, which represented approximately less than 1% of minimum rent expense in fiscal 2009, or other occupancy costs such as promotional funds, common area maintenance and heating, ventilation and air conditioning charges, which represented approximately 47.8% of net minimum rent expense in fiscal 2009.

Other Commitments

        The following tables summarize our other commitments as of January 2, 2010:

	Payments Due in Period
	Total	2010	2011	2012	2013	2014	Thereafter
	(in thousands)
Other Obligations
Employment Contracts	$2,446	$1,000	$1,000	$446	$—	$—	$—
Purchase Obligations	23,702	23,702	—	—	—	—	—
Letters of credit	660	660	—	—	—	—	—

Total	$26,808	$25,362	$1,000	$446	$—	$—	$—

        We issue letters of credit primarily for the importation of merchandise inventories and as security deposit for our corporate office. The Company does not have any off-balance sheet financing arrangements.

        In February 2009, Cache entered into a new employment agreement with the Company's current Chairman and Chief Executive Officer—Thomas E. Reinckens. The agreement commenced on February 24, 2009 for a term of three years expiring on February 2012. The previous agreement expired in February 2009.

        In October 2009, Cache entered into an employment agreement with Rabia Farhang, the Company's new Executive Vice President and General Merchandise Manager. The agreement is for a term of three years, expiring in November 2012.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies

        As indicated in Note 11, on September 23, 2009, the Company entered into a separation agreement with two of its then executive officers. Pursuant to one of these separation agreements, a former executive may receive contingent payments of up to $500,000 in the aggregate, based on the achievement by the Company over the next 4 years of certain net income targets set forth in the agreement. For the fiscal year ended January 2, 2010, no accrual was recorded for this earn-out provision. The previous agreement with this former executive, provided for contingent payments of up to $5.5 million based on certain performance targets. Under the terms of the separation agreement, the Company is released from the previous contingent obligation entirely.

        The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss. The Company had no guarantees, subleases or assigned lease obligations as of January 2, 2010 and December 27, 2008.

NOTE 14. INCOME TAXES

        The provision (benefit) for income taxes includes:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 2, 2010	December 27, 2008	December 29, 2007
Current:
Federal	$(3,148,000)	$(3,412,000)	$4,589,000
State	80,000	634,000	680,000

	(3,068,000)	(2,778,000)	5,269,000

Deferred:
Federal	(1,934,000)	(898,000)	(1,609,000)
State	(661,000)	(576,000)	(266,000)

	(2,595,000)	(1,474,000)	(1,875,000)

Provision (benefit) for income taxes	$(5,663,000)	$(4,252,000)	$3,394,000

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. INCOME TAXES (Continued)

        The Company's effective tax rate, as a percent of income before income taxes, differs from the statutory federal tax rates as follows:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 2, 2010	December 27, 2008	December 29, 2007
Effective federal tax rate	34.0%	34.0%	34.0%
Federal benefit on NOL carry back over 34%	1.3%	0.7%	0.0%
State and local income taxes, net of federal tax benefit	4.5%	1.2%	2.7%
Other net, primarily permanent differences	(0.4)%	1.5%	(2.5)%

Provision for income taxes	39.4%	37.4%	34.2%

        The major components of the Company's net deferred tax assets (liabilities) at January 2, 2010 and December 27, 2008 are as follows:

Current	Janaury 2, 2010	December 27, 2008
Group insurance	$184,000	$251,000
Sales return reserve	179,000	211,000
Inventory	354,000	464,000
Prepaid expenses	(437,000)	(491,000)

	280,000	435,000
Valuation allowance	(4,000)	—

Total Current	$276,000	$435,000

Non-Current	January 2, 2010	December 27, 2008
State tax net operating loss carryforwards	$919,000	$481,000
Deferred rent	1,419,000	1,377,000
Deferred construction allowances	(4,615,000)	(3,768,000)
Other (principally depreciation expense)	6,620,000	3,436,000

	4,343,000	1,526,000
Valuation allowance	(64,000)	—

Total Non-current	$4,279,000	$1,526,000

        During fiscal 2009 and 2008, the Company generated federal net operating losses of approximately $9.0 million and $9.2 million, respectively. At January 2, 2010, the Company had no Federal net operating loss ("NOL") carry-forwards available, since the losses generated in both fiscal 2009 and 2008 were carried back to offset net income generated in fiscal 2006 and 2005. Thus the Company believes no Federal valuation allowance is required at January 2, 2010. For state income tax purposes, the Company has established a valuation allowance in the amount of $68,000 in fiscal 2009, primarily to

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. INCOME TAXES (Continued)

reserve for the possible non-utilization of state NOL carry-forwards, which may not be realized in future periods before the NOLs expire. The Company's state NOLs expire from 2013 through 2029.

        The Current portion of deferred tax assets and liabilities are included in prepaid expenses and other current assets, while the Non-current portion of deferred tax assets and liabilities are included in other assets on the Company's accompanying consolidated balance sheets.

NOTE 15. STOCK BASED COMPENSATION

        Stock-based compensation expense for all stock-based award programs, including grants of stock options and restricted stock awards, is recorded in accordance with "Compensation—Stock Compensation", Topic 718 of the FASB ASC. Stock-based compensation expense, which is calculated net of estimated forfeitures, is computed using the grant date fair-value method on a straight-line basis over the requisite service period for all stock awards that vest during the period. The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. All employee stock options were granted at or above the grant date market price. Stock-based compensation expense is reported under general and administrative expenses on the accompanying consolidated statements of operations.

        The Company's 2008 Plan provides for the granting of various forms of awards, which has a maximum of 800,000 shares of common stock available. The shares available for issuance under the 2008 Stock Option and Performance Incentive Plan are comprised of the following: (i) unissued shares of Common Stock previously available for issuance under the Company's 2003 Stock Option and Performance Incentive Plan, which were never granted or issued and are being carried forward into the Company's 2008 Stock Option and Performance Incentive Plan, and (ii) additional shares of Common Stock not previously available for issuance under incentive compensation plans. As of January 2, 2010, there were a total of 616,002 shares available for future grants under the 2008 stock option plan. All of the Company's prior stock option plans have expired as to the ability to grant new options.

        The 2008 plan is intended to replace the Company's 2003 Stock Option and Performance Incentive Plan (the "2003 Plan"). The Company ceased making grants under the 2003 Plan upon Board approval of the 2008 Plan.

        Awards granted under the plan have a ten-year term and may be incentive stock options, non-qualified stock options or restricted shares. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a three or four year period. The granted awards generally become exercisable at the maximum rate of approximately 33% per annum, to the extent the Company's earning plan, as approved by the Compensation and Plan Administration Committee is achieved. The price is payable in cash at the time of the exercise or, at the discretion of the Administrators, through the delivery of shares of Common Stock or the Company's withholding of shares otherwise deliverable to the employee, or a combination thereof. Effective January 1, 2006, we recognized compensation expense ratably over the vesting period, net of estimated forfeitures. As of January 2, 2010, there was approximately $693,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the incentive plan. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.83 years. No stock

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. STOCK BASED COMPENSATION (Continued)

options were exercised during the 53-week period ended January 2, 2010 and as such, no intrinsic value was computed. Restricted stock of 23,337 shares vested during fiscal 2009.

        In accordance with Topic 718 of the FASB ASC, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions below for grants in the respective periods:

	2009 Grants	2008 Grants	2007 Grants
Expected dividend rate	$0.00	$0.00	$0.00
Expected volatility	59.4%	36.1%	35.4–36.9%
Risk free interest rate	1.3%	2.6%	4.7–5.0%
Expected lives (years)	3.0	4.0	4.0

        The fair value of options granted during fiscal years ended January 2, 2010, December 27, 2008 and December 29, 2007 were $1.94, $3.14 and $5.06, respectively.

        The following table summarizes all stock option transactions for the three fiscal years ended January 2, 2010:

	Weighted Average Shares	Exercise Prices
Shares under option as of December 30, 2006	1,139,628	$12.26
Options granted in 2007	155,000	14.38
Options exercised in 2007	(43,650)	12.91
Options cancelled in 2007	(18,875)	12.32

Shares under options as of December 29, 2007	1,232,103	12.51
Options granted in 2008	15,000	9.81
Options exercised in 2008	(90,678)	6.19
Options canceled in 2008	(423,750)	12.94

Shares under options as of December 27, 2008	732,675	12.98
Options granted in 2009	20,000	4.79
Options exercised in 2009	—	—
Options canceled in 2009	—	—

Shares under option as of January 2, 2010	752,675	$12.76

Options Exercisable at:	Number of Shares	Weighted Average Exercise Price
December 29, 2007	1,017,853	$12.22
December 27, 2008	503,425	$12.69
January 2, 2010	562,675	$12.67

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. STOCK BASED COMPENSATION (Continued)

        Significant option groups outstanding at January 2, 2010 and related weighted average price and life information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Life (Years)
11/16/09	20,000	0	$4.79	10
1/23/08	15,000	0	9.81	8
7/5/07	100,000	0	14.40	8
6/19/07	55,000	0	14.34	8
8/30/05	25,000	25,000	16.40	6
5/3/05	70,000	70,000	11.53	5
5/2/05	10,000	10,000	11.61	5
4/25/05	5,000	5,000	11.00	5
1/22/04	52,500	52,500	15.17	4
7/22/03	389,175	389,175	12.65	4
10/2/01	11,000	11,000	$2.13	2

        A summary of the changes in stock options outstanding during the 53-week period ended January 2, 2010 is presented below:

	Total Outstanding				Currently Exercisable
	Number of Options	Average Price(1)	Average Life(2)	Aggregate Intrinsic Value(3)	Number of Options	Average Price(1)	Average Life(2)	Aggregate Intrinsic Value(3)
December 27, 2008	732,675	$12.98	5.86	$—	503,425	$12.69	4.84	$—
Granted	20,000	4.79			—
Vested					59,250
Canceled/forfeited					—
Exercised					—

January 2, 2010	752,675	$12.76	4.99	$26,840	562,675	$12.67	4.02	$26,840

(1)
Weighted-average exercise price.

(2)
Weighted-average contractual life remaining in years.

(3)
The aggregate intrinsic values in the table above are based on the Company's closing stock price as of the last business day of the periods ended January 2, 2010 and December 27, 2008, which was $4.57 and $1.89, respectively.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. STOCK BASED COMPENSATION (Continued)

        The following table summarizes all restricted stock transactions for the fiscal years ended January 2, 2010:

	Weighted Average Shares	Weighted Average Grant-Date Fair Value
Nonvested of December 27, 2008	—	$—
Granted in 2009	239,000	3.75
Vested in 2009	(23,337)	3.65
Cancelled in 2009	(75,002)	3.65

Nonvested of January 2, 2010	140,661	$3.81

        Pursuant to the stock option and performance incentive plan approved at the annual meeting of the shareholders on July 21, 2009, the Company granted 239,000 shares of restricted stock awards to employees who hold various positions within the Company. Two-thirds of these restricted stock awards contingently vest over a three year period, based on the Company meeting performance goals, and one-third vest equally on an annual basis over the requisite service period. The total grant-date fair value of restricted stock that vested as of January 2, 2010 was approximately $85,000. Topic 718—"Compensation—Stock Compensation", of the FASB ASC, requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised ("excess tax benefits") be classified as financing cash flows. No excess tax benefits were recorded during fiscal 2009. For the 52-week period ended December 27, 2008 and December 29, 2007, there was $160,000 and $92,000 respectively, of excess tax benefits realized from the exercise of stock options.

        As of January 2, 2010, there was approximately $693,000 of future compensation cost related to nonvested share-based compensation awards granted under the stock option plan. That cost is expected to be recognized over a weighted average period of 1.83 years. The total fair value of shares that vested during the year ended January 2, 2010 was $400,000. The following table represents the share-based compensation expense to be recognized in future periods as of January 2, 2010:

Fiscal years ending:	Compensation Expense on Stock Options
2010	$427,000
2011	235,000
2012	31,000

$693,000

  Repurchase Program

        On January 8, 2009, the Board of Directors authorized the repurchase of an additional 1,000,000 shares, bringing the total authorization to 4,500,000 shares. During fiscal 2009, the Company repurchased, in the open market, 310,199 shares at a cost of $586,000 or $1.89 per share. As of January 2, 2010, the Company has cumulatively repurchased a total of 3,682,199 shares at a cost of approximately $40 million or $10.81 per share.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. STOCK BASED COMPENSATION (Continued)

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

NOTE 16. EARNINGS PER SHARE

        The following table sets forth the computations of basic and diluted earnings per share:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 2, 2010	December 27, 2008	December 29, 2007
Net income (loss)	$(8,694,000)	$(7,122,000)	$6,521,000
Net income (loss) per share—basic	$(0.68)	$(0.53)	$0.41
Net income (loss) per share—diluted	$(0.68)	$(0.53)	$0.40
Weighted average common shares outstanding	12,795,000	13,329,000	15,966,000
Dilutive effect of stock options	—	—	234,000
Weighted average common and potentially dilutive common shares	12,795,000	13,329,000	16,200,000

        Options and unvested restricted common shares of 893,336 and 732,675 were excluded from the computation of diluted earnings per share for fiscal 2009 and 2008, respectively, because of the net loss incurred by the Company. Diluted weighted average shares for the fiscal year ended December 29, 2007 included 234,000 shares due to the potential exercise of stock options that were outstanding and exercisable during that year.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First Quarter		Second Quarter	Third Quarter		Fourth Quarter
	(In thousands, except per share data)
53 weeks ended January 2, 2010
Net sales	$53,006		$56,866	$44,941		$64,962
Gross profit	21,795		25,230	14,214		26,546
Income (loss) before income tax provision (benefit)	(2,513)		1,331	(10,850	)(4)	(2,325	)(3)(4)
Income tax provision (benefit)	(918)		486	(4,067)		(1,164)

Net income (loss)	$(1,595)		$845	$(6,783)		$(1,161)

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share:	$(0.12)		$0.07	$(0.53)		$(0.09)

Diluted earnings (loss) per share:	$(0.12)		$0.07	$(0.53)		$(0.09)

52 weeks ended December 27, 2008
Net sales	$67,708		$73,973	$58,139		$65,908
Gross profit	28,415		34,192	25,614		21,471
Income (loss) before income tax provision (benefit)	(3,258	)(1)	3,341	(2,613	)(2)	(8,844	)(3)
Income tax provision (benefit)	(1,205)		1,236	(967)		(3,316)

Net income (loss)	$(2,053)		$2,105	$(1,646)		$(5,528)

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share:	$(0.15)		$0.16	$(0.12)		$(0.42)

Diluted earnings (loss) per share:	$(0.15)		$0.16	$(0.12)		$(0.42)

(1)
Includes a charge $2.3 million for the closure of Cache Luxe stores.

(2)
Includes a charge of $449,000 for the closure of several Cache stores.

(3)
Includes impairment charges of approximately $1.9 million for 23 underperforming stores and $1.1 million for 12 underperforming stores for fiscal 2009 and 2008, respectively. In addition, includes impairment charge of approximately $891,000 against the carrying value of the Company's intangible assets associated with its wholesale division—Mary L. and $1.0 million against the carrying value of the Company's goodwill, for its AVD reporting unit, for fiscal 2009 and 2008, respectively.

(4)
Includes total net charges of approximately $2.0 million in connection with separation agreements entered into with two of its then executive officers during the third and fourth quarter of fiscal 2009.

        Per share amounts are calculated independently for each quarter. The sum of the quarters may not equal the full year per share amounts.

 SCHEDULE II

Cache, Inc and Subsidiaries
Valuation and Qualifying Accounts

		Additions
Sales Return Reserve	Balance at Beg. of Period	Charge to Costs and Expenses	Other Accounts	Deductions		Balance at End of Period
53 Weeks Ended January 2, 2010	$550,000	$—	$—	$80,000	(1)	$470,000
52 Weeks Ended December 27, 2008	$752,000	$—	$—	$202,000	(1)	$550,000
52 Weeks Ended December 29, 2007	$845,000	$—	$—	$93,000	(1)	$752,000

		Additions
Reserve for Sales Allowances and Doubtful Accounts	Balance at Beg. of Period	Charge to Costs and Expenses	Other Accounts	Deductions	Balance at End of Period
53 Weeks ended January 2, 2010	$111,000	$652,000	$12,000	$722,000	$53,000
52 Weeks ended December 27, 2008	$234,000	$1,473,000	$—	$1,596,000	$111,000
52 Weeks ended December 29, 2007	$—	$234,000	$—	$—	$234,000

(1)
Represents net change of reserves recorded and utilized during the year.