Form 10-K/A
period 2010-01-02
CACHE INC
filed 2010-04-29
CIK 350199

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

(Title of Class)
Common Stock $.01 par value

         Securities registered pursuant to Section 12(g) of the Act: none

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

         As of April 15, 2010, 12,771,174 common shares were outstanding.

 Explanatory Note

        This amendment to the Company's 10-K for the fiscal year ended January 2, 2010 contains information previously omitted from the Company's fiscal 2009 Form 10-K pursuant to General Instruction G(3) to Form 10-K and is being filed pursuant to that instruction.

Part III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table lists certain information regarding the executive officers and Directors of the Company:

Name	Position and Offices
Thomas E. Reinckens	Chief Executive Officer, Chairman of the Board of Directors
Margaret J. Feeney	Chief Financial Officer and Executive Vice President
Rabia Farhang	Executive Vice President, General Merchandise Manager
Gene G. Gage	Director(1),(2),(3)
Arthur S. Mintz	Director(1),(2),(3)
Andrew M. Saul	Director(2),(3)
Morton J. Schrader	Director(1),(2),(3)

(1)
Member of the Audit Committee.

(2)
Member of the Compensation and Plan Administration Committee.

(3)
Member of the Nominating and Corporate Governance Committee.

        Each of our directors brings extensive management and leadership experience gained through their service in our industry and other diverse businesses. In these roles, they have taken hands-on, day-to-day responsibility for strategy and operations. In addition, most current directors bring board experience acquired by either significant experience on other boards or long service on our board that broadens their knowledge of board policies and processes, rules and regulations, issues and solutions. The Nominating and Corporate Governance Committee's process to recommend qualified director candidates is described under "Committees and Meetings of the Board of Directors." In the paragraphs below, we describe specific individual qualifications and skills of our directors that contribute to the overall effectiveness of our Board of Directors and its committees.

Thomas E. Reinckens, age 56. Mr. Reinckens has served as Chairman and Chief Executive Officer since January 2008. Prior to that, he served as President and Chief Operating Officer from 2000. Mr. Reinckens joined our Company in 1987 and has held various positions throughout his tenure, also serving as Chief Financial Officer from 1989 to 2000 and as Executive Vice President from 1995 to 2000. Mr. Reinckens previously served as a director of Cache from 1993 until October 2004. Over the last 23 years, Mr. Reinckens has held leadership roles with the Company. He has detailed knowledge, valuable perspective and insights regarding our business and has primary responsibility for development and implementation of our business strategy.

Margaret J. Feeney, age 52. Ms. Feeney has served as Executive Vice President, Finance and Chief Financial Officer since May 2005. Prior to that, Ms. Feeney was promoted to Vice President, Finance in 2001. Ms. Feeney has served in a variety of financial and operational capacities with us since 1992.

Rabia Farhang, age 46. Ms. Farhang has served as Executive Vice President and General Merchandise Manager since November 2009. Prior to joining us, Ms. Farhang served as Vice President of Merchandising for White House Black Market, a division of Chico's, an apparel manufacturing and distribution company, from April 2006 to November 2009. Prior to 2006, Ms. Farhang held various management positions in Merchandising for White House Black Market.

Gene G. Gage, age 62. Mr. Gage has served as one of our directors since September 2004. Since 2002, Mr. Gage has served as the President and Chief Operating Officer of Gage Associates, LLC, a firm which provides financial planning and related services to individuals and businesses. He is a certified public accountant, as well as a certified financial planner. Mr. Gage has a strong background in accounting and finance, as well as substantial experience in public company accounting.

Arthur S. Mintz, age 65. Mr. Mintz has served as one of our directors since 2002. Mr. Mintz served as the President of Bees and Jam, Inc., an apparel manufacturer, from 1971 until 2006. Since April 2007, Mr. Mintz has been active as a consultant in the retail apparel industry. Mr. Mintz has been a consultant with Lightship Partners since August 2009. Mr. Mintz has experience in the retail apparel industry for over 39 years, as both an executive and director. We believe, Mr. Mintz has a thorough understanding of this industry and therefore brings valuable insight and expertise to our Board of Directors.

Andrew M. Saul, age 63. Mr. Saul has served as one of our directors since 1986. Mr. Saul served as the Chairman of our Board from 1993 to 2000. Since 1986, Mr. Saul has been a partner in Saul Partners, an investment partnership. Mr. Saul has extensive experience and familiarity with the Company, which dates back to 1986, in addition to his substantial experience in our industry through his investment with our Company, as well as other companies. He also has significant operational, financial and oversight experience from his involvement in Saul Partners, LP, as well as federal and local government entities.

Morton J. Schrader, age 78. Mr. Schrader has served as one of our directors since 1989. Mr. Schrader was the President of Abe Schrader Corp., a manufacturer of women's apparel from 1968 until 1989. Since 1989, Mr. Schrader has been active as a real estate broker and is a principal of PBS Realty Advisors. Mr. Schrader has experience in the women's apparel industry for over 42 years, as both an executive and director. In addition he has experience as a senior executive in other industries, which allows him to bring additional perspective to our Board of Directors.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

        During fiscal 2009, the Board of Directors held seven meetings. Each then-current Director attended all of such Board meetings, except (i) the January 13, 2009 meeting, which Mr. Saul was unable to attend, (ii) the February 24, 2009 meeting, which Mr. Schrader was unable to attend, (iii) the May 21, 2009 meeting, which Mr. Saul and Mr. Mintz were unable to attend and (iv) the November 4, 2009 meeting, which Mr. Mintz was unable to attend.

        The Board of Directors has an Audit Committee, a Nominating and Governance Committee, as well as a Compensation and Plan Administration Committee. The Audit Committee currently consists of Messrs. Arthur Mintz, Morton Schrader and Gene Gage. The Audit Committee held five meetings in Fiscal 2009. Each then-current member of the Committee attended all such Committee meetings, except (i) the February 24, 2009 and (ii) the March 11, 2009 meetings, which Mr. Schrader was unable to attend.

        The duties of the Audit Committee include meeting with the independent accountants and certain personnel of the Company to discuss the planned scope of their examinations and the adequacy of internal controls and financial reporting, reviewing the results of the annual examination of the financial statements and periodic internal audit examinations, reviewing the services and fees of the Company's independent accountants, authorizing special investigations and studies and performing any other duties or functions deemed appropriate by the Board of Directors. The Board of Directors has determined that Gene Gage is qualified to serve as the Audit Committee's financial expert and Chairman. Mr. Gage is independent, as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

        The Compensation and Plan Administration Committee ("the Compensation Committee") administers the Company's stock option plans, determines the remuneration arrangements for the most senior executive officers and reviews and approves the remuneration arrangements for the Company's other executive officers. It currently consists of Messrs. Andrew Saul, Arthur Mintz, Morton Schrader and Gene Gage. The Compensation Committee held three meetings in Fiscal 2009. Each member of the Committee attended all of the meetings, except the July 21, 2009 meeting, which Mr. Mintz was unable to attend. Mr. Saul was unable to attend the August 25, 2009 and September 29, 2009 meetings.

        The Nominating and Governance Committee currently consists of Messrs. Andrew Saul, Gene Gage, Arthur Mintz and Morton Schrader. The Nominating and Governance Committee is responsible for identifying, evaluating and recommending director nominees to the Board of Directors. The Nominating and Governance Committee held one meeting in Fiscal 2009. Each member of the Committee attended the meeting.

        The Nominating and Governance Committee will consider candidates for the Board from any reasonable source, including stockholder recommendations. The Nominating and Governance Committee does not evaluate candidates differently based on who has made the proposal. Stockholders who wish to suggest qualified candidates should write to the Secretary, at the Company's headquarters' address. These recommendations should include detailed biographical information concerning the nominee, his or her qualifications to be a member of the Board and a description of any relationship the nominee has to other stockholders of the Company. A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a director should accompany any such recommendation. Stockholders who wish to nominate a director for election at an annual meeting of stockholders of the Company must comply with the Company's By-Laws regarding stockholder proposals and nominations.

        While the Nominating and Governance Committee does not have minimum qualification requirements for candidates, it does assess whether candidates have good business judgment, high ethical standards, substantial experience in the Company's line of business or other applicable fields and the ability to prepare for and attend Board meetings, committee meetings and stockholder meetings. The committee does not have a diversity policy; however, the committee's goal is to nominate candidates from a broad range of experiences and backgrounds, who can contribute to the board's overall effectiveness in meeting its mission. The Nominating and Governance Committee also considers the needs of the board in accounting and finance, business judgment, management, industry knowledge, whether candidates are independent, provide leadership and such other skills as the board deems appropriate.

        The Board of Directors has adopted written charters for its committees. Each charter is available on our website at http://www.cache.com or in print to any stockholder who requests it by sending written communications to the Secretary, Cache, Inc., 1440 Broadway, New York, NY 10018.

Board Leadership Structure

        The Board does not have a policy on whether or not the roles of Chief Executive Officer and Chairman of the Board should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee Directors or be an employee. The Board believes that it should be free to make a choice from time to time in any manner that is in the best interests of the Company and its shareholders.

        Currently, Thomas Reinckens serves as the Chairman of the Board and Chief Executive Officer. The Board of Directors believes this is the most appropriate structure for the Company at this time because it makes the best use of Mr. Reinckens skills and experience, including the following: (1) over 12 years as a Director of the Company; (2) over 23 years of leadership roles with the Company; and (3) diversified financial and business expertise.

Risk Management

        We face certain risks, including credit risk, liquidity risk, and operational risk. In fulfilling its risk oversight role, the Board focuses on the adequacy of our overall risk management system. The Board believes an effective risk management system will adequately identify the material risks we face in a timely manner and implement appropriate risk management strategies that are responsive to our risk profile.

        The Audit Committee has been designated to take the lead in overseeing risk management at the Board level. Accordingly, the Audit Committee periodically reviews risk management, in addition to its other duties. In this role, the Audit Committee receives reports from management and other advisors, and strives to generate serious and thoughtful attention to our risk management system, the nature of the material risks the Company faces, and the adequacy of our policies and procedures designed to respond to and mitigate these risks.

        Although the Board's primary risk oversight has been assigned to the Audit Committee, the full Board also receives information about the most significant risks that the Company faces. This is principally accomplished through Audit Committee reports to the Board and briefings provided by management and advisors to the Committee. The Board and Audit Committee periodically ask the Company's executives to discuss the most likely sources of material future risks and how the Company is addressing any significant potential vulnerability.

Code of Ethics

        The Company has adopted a Code of Ethics that applies to all of the Company's directors, officers and employees. The Code of Ethics is available on our website at http://www.cache.com. Our Code of Ethics also is available in print to any stockholder who requests it by sending written communications to the Secretary, Cache, Inc., 1440 Broadway, New York, NY 10018.

        We will disclose any amendment to, other than technical, administrative or non-substantive amendments, or waiver of our code of ethics granted to a director or executive officer by filing a Form 8-K disclosing the amendment or waiver within four business days after its occurrence.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview; Principal Objectives Driving Compensation Practices

        Our compensation philosophy, reflected in our compensation practices for Fiscal 2009, was developed to drive the achievement of our two key business objectives: consistent sales growth and consistent net income growth.

        We designed our incentive compensation programs so that if targeted objectives are achieved, total compensation to the named executive officer will increase. "Total compensation" includes the sum of base salary, short-term incentive compensation and equity incentive compensation. Recognizing the importance of implementing pay-for-performance practices, we have historically structured our compensation programs so that if the Company's performance exceeds target levels, total compensation to the named executive officer may increase. If the Company, however, fails to achieve the targeted objectives, total compensation will not increase. We may set target compensation on an ad hoc basis, when we believe that it is important to attract or retain key executive officers.

        We use both equity and cash in our incentive-based compensation. We designed our short-term incentive compensation to reward named executive officers for the Company's achievement of annual goals and our long-term incentive compensation to reward them based on longer term corporate performance. Our short-term incentive compensation is paid in cash and our long-term incentive compensation is primarily comprised of equity components. The Compensation Committee reviews annually the allocation between the short- and long-term and cash and equity elements of compensation and determines the distribution based on the Company's current business goals and competitive market practices.

        Our Chief Executive Officer and our Executive Vice President, General Merchandise Manager each have an employment agreement with the Company, each of which is described below. We offer minimal perquisites to our named executive officers. Our named executive officers participate in a broad-based, tax-qualified pension plan on terms that do not favor such executives, and the Company does not offer any supplemental retirement plans to its named executive officers.

Processes for Determining Compensation for our Named Executive Officers

Participation of Compensation Consultant and Management

        During Fiscal 2009, the Compensation Committee reviewed its compensation practices and programs to ensure that their design continued to drive the attainment of the Company's key business objectives. Our Chief Executive Officer and Chief Financial Officer regularly meet with the Compensation Committee to assist the Committee in making compensation decisions regarding our named executive officers. We believe that, since our management has extensive knowledge regarding our business, they are in a position to provide valuable input. For example, our Chief Financial Officer provides input relevant to setting performance goals and certifies to the Compensation Committee the level of achievement of our performance targets under our Management Performance Compensation Plan (the "Performance Compensation Plan"). Our Chief Executive Officer makes recommendations to the Committee regarding the compensation of his direct reports.

Evaluation of Compensation Levels

        Our process for setting named executive officer compensation consists of the Compensation Committee establishing overall compensation targets for each named executive officer and allocating that compensation between base salary and annual bonus compensation. As part of the Compensation Committee's annual evaluation of compensation of our named executive officers, the Committee reviews each component of the named executive officer's compensation. The specific elements of compensation considered by the Compensation Committee include:

  •
  base salary;

  •
  annual cash incentive awards and any other bonuses, if applicable;

  •
  equity and long-term cash incentive compensation;

  •
  amounts realized or realizable upon the vesting of restricted stock and exercise of stock options;

  •
  the value of the Company's unvested restricted stock and un-exercisable stock options held by such executive officer;

  •
  perquisites and other personal benefits;

  •
  potential payments upon various termination scenarios, including a change in control; and

  •
  any earnings under the Company's deferred compensation and pension plans, if the executive participates.

        In determining compensation, the Compensation Committee also reviews the named executive officer's performance against company values, including integrity, results, teamwork, communication, judgment and personal growth.

Approval of New Employment Agreement for Chief Executive Officer

        On February 24, 2009, the Company entered into a new three year employment agreement with Thomas E. Reinckens, the Company's Chief Executive Officer. Mr. Reinckens' prior three year employment agreement expired on February 8, 2009. The Compensation Committee determined that it was advisable to enter into a new employment agreement with Mr. Reinckens in order to better ensure that he remained in the Company's employment and that he continued to be incentivized to achieve the Company's key business objectives.

        Mr. Reinckens new employment agreement is substantially similar to his prior agreement, and that agreement formed the basis for the terms of the new agreement. Mr. Reinckens' annual salary increased to $600,000 in January 2008, from $530,000, when he became Chief Executive Officer. The Compensation Committee based Mr. Reinckens' salary on the salary of his predecessor and the nature of his new duties. In November 2008, Mr. Reinckens voluntarily lowered his annual salary to $570,000, due to the impact of macro-economic conditions on the Company's performance; he continues to be compensated at this level.

        The Compensation Committee required that Mr. Reinckens' new employment agreement include a provision enabling the Company to recoup any discretionary bonuses paid in respect of a year in which the Company restates its audited financial statements due to a material error or fraud that results in a material misstatement of the financials. The Compensation Committee believed that Mr. Reinckens should not personally profit if a restatement adversely affects share value. The Compensation Committee believed that this provision should be included as a best practice; it was not added in response to a particular concern or historical issue.

Base Salaries

        We have established an annual base salary for each named executive officer that is designed to be competitive by position relative to the marketplace. Base salary compensates each named executive office for the primary responsibilities of his of her position. Base salary is set at levels that we believe enable us to attract and retain talent. For those named executive officers that have employment agreements, base salary may be increased periodically but may not be decreased without the employee's consent. Base salary differences among individual named executive officers reflect their differing roles in our company and the market pay for those roles.

        Mr. Reinckens' and Ms. Feeney's Fiscal 2008 base salary was increased over Fiscal 2007 levels due to their increased responsibilities. Mr. and Mrs. Kantor's Fiscal 2009 base salaries were as provided for in their employment agreements entered into during Fiscal 2007. Beginning on November 25, 2008, Mr. Reinckens and Ms. Feeney voluntarily lowered their respective base salaries to $570,000 and $294,500, respectively, due to the impact of macroeconomic conditions on the Company's performance; both continue to be compensated at these levels. Ms. Farhang began employment on November 16, 2009.

Incentive Compensation Programs

Short-Term Cash Incentive Compensation

        We provide our named executive officers with short-term incentive compensation in the form of an annual cash bonus under the Performance Compensation Plan. Prior to Fiscal 2008, the Compensation Committee based bonuses under the Performance Compensation Plan upon a corporate net income target for overall corporate performance. The Compensation Committee determined not to set targets in Fiscal 2009, due to economic conditions affecting both the Company and our industry generally.

        The Compensation Committee has the discretion to approve bonuses outside of the Performance Compensation Plan. However, no discretionary bonuses were paid in fiscal 2009, with the exception of a hiring bonus of $150,000 paid to Ms. Farhang and a hiring bonus of $40,000 for one officer, who is not a named executive officer.

        The Compensation Committee determined not to set targets in respect to Fiscal 2010, due to the current economic environment. The Committee is currently working with management to set targets for the second half of fiscal 2010, as it was not feasible to set targets earlier due to macro-economic uncertainties.

Long-Term Equity Incentive Compensation

        In addition to cash incentive compensation, the Compensation Committee also awards equity grants. The Company believes that equity awards further align named executive officers' interests with those of stockholders and focus management on building long-term stockholder value.

        We generally make equity grants to our named executive officers at the time of their hire and review their Compensation annually. We also make grants during other times of the year when required, for new hires, promotions and other business reasons. In determining the timing of equity grants, the Committee only considers valid business purposes and does not take into account fluctuations in the price of the Company's common stock.

        New incentive or non-qualified stock options totaling 20,000 options were granted in Fiscal 2009, to Ms. Farhang. No new grants were made to our other named executive officers, based on the economic downturn and the impact on the Company's results and because the Compensation Committee is in the process of reviewing the Company's equity compensation strategies.

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

Compensation and Plan Administration Committee of the Board of Directors:

Gene G. Gage
Arthur S. Mintz
Andrew M. Saul
Morton J. Schrader

 SUMMARY COMPENSATION TABLE

        The table below sets forth the total compensation paid to or earned during Fiscal 2009, 2008 and 2007 by (i) the Company's current and former Chief Executive Officer, (iii) the Company's Chief Financial Officer and (iii) the Company's four most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers as of the end of Fiscal 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Restricted Stock Awards ($)(1)	All other Compensation ($)(2)	Total ($)
Thomas E. Reinckens	2009	570,000	—	—	73,000	43,493	686,493
Current Chairman and	2008	596,346	—	—	—	40,732	637,078
Chief Executive Officer	2007	530,000	—	504,028	—	38,045	1,072,073
Margaret J. Feeney	2009	294,500	—	—	23,117	28,563	346,180
Executive Vice President and	2008	293,423	—	—	—	29,719	323,142
Chief Financial Officer	2007	277,063	—	—	—	28,558	305,621
Rabia Farhang	2009	38,461	150,000	38,758	98,800	170	326,189
Executive Vice President and	2008	—	—	—	—	—	—
General Merchandise Manager(3)	2007	—	—	—	—	—	—
Adrienne Kantor	2009	114,231	—	—	23,117	223	137,571
Executive Vice President	2008	146,539	—	—	—	176	146,715
Design and Merchandising	2007	75,000	—	—	—	8,876	83,876
(resigned September 23, 2009)(4)
Robert Kantor	2009	378,875	—	—	23,117	16,483	418,475
Executive Vice President	2008	146,539	—	—	—	19,045	165,584
Manufacturing and Product Development	2007	75,000	—	—	—	3,000	78,000
(resigned September 23, 2009)(4)

(1)
The amounts in these columns reflect the grant date fair value of stock options and restricted stock awards, determined pursuant to FASB Accounting Standards Codification Topic 718 ("ASC Topic 718"; formerly FASB No. 123, revised, "Share-Based Payment"). Assumptions used in the calculation of these amounts are included in footnote 15 to the Company's audited financial statements for Fiscal 2009 in the Company's Annual Report on Form 10-K. These amounts reflect the aggregate grant date fair value of awards granted in the respective fiscal year granted, computed in accordance with ASC Topic 718, and do not correspond to the actual value that may be recognized by the named director.

(2)
See the next table for details of All Other Compensation.

(3)
Ms. Farhang began employment with the Company on November 16, 2009.

(4)
Ms. Kantor and Mr. Kantor began employment with the Company on July 3, 2007 and resigned on September 23, 2009.

 SUMMARY OF ALL OTHER COMPENSATION TABLE

        The table below sets forth a summary of all other compensation paid to or earned during Fiscal 2009, 2008 and 2007 by (i) the Company's current Chief Executive Officer, (iii) the Company's Chief Financial Officer and (iii) the Company's three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers as of the end of Fiscal 2009.

Name and Principal Position	Year	Group Insurance ($)	Life Insurance ($)	401(K) Matching Contributions ($)(1)	Long-Term Disability Insurance ($)	Car Allowance	Total ($)
Thomas E. Reinckens	2009	19,015	11,608	4,141	6,872	1,857	43,493
Current Chairman and	2008	21,583	5,689	4,731	6,872	1,857	40,732
Chief Executive Officer	2007	21,229	3,790	4,297	6,872	1,857	38,045
Margaret Feeney	2009	17,348	829	3,254	5,646	1,486	28,563
Executive Vice President	2008	16,486	1,501	4,600	5,646	1,486	29,719
and Chief Financial Officer	2007	16,193	829	4,404	5,646	1,486	28,558
Rabia Farhang	2009	—	170	—	—	—	170
Executive Vice President	2008	—	—	—	—	—	—
Manufacturing and General	2007	—	—	—	—	—	—
Merchandise Manager(2)
Adrienne Kantor	2009	—	223	—	—	—	223
Executive Vice President,	2008	—	176	—	—	—	176
Design and Merchandising	2007	8,876	—	—	—	—	8,876
(resigned September 23, 2009)(3)
Robert Kantor	2009	14,360	625	—	—	1,857	16,842
Executive Vice President	2008	16,682	506	—	—	1,857	19,045
Manufacturing and	2007	—	—	—	—	3,000	3,000
Product Development
(resigned September 23, 2009)(3)

(1)
The Cache 401(K) Savings Plan is a tax-qualified retirement plan generally available to all eligible employees upon completion of a 12-month period during which the employee completes 1,000 hours of service. Eligible employees must be 21 years of age. An eligible employee may defer up to 25% of his or her annual salary or an annual maximum contribution of $15,000, whichever is less, during the calendar year. In addition, the Company matches the first 25% of the first 3% deferred by each eligible employee during the calendar year.

(2)
Ms. Farhang began employment with the Company on November 16, 2009.

(3)
Ms. Kantor and Mr. Kantor began employment with the Company on July 3, 2007 and resigned on September 23, 2009.

 GRANTS OF PLAN-BASED AWARDS IN FISCAL 2009

        The Company granted new incentive or non-qualified stock option awards totaling 20,000 options during Fiscal 2009, to Ms. Farhang. No new incentive or non-qualified stock option awards were granted to the other named executive officers.

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

        The table below shows the number of shares of the Company's common stock covered by exercisable and un-exercisable stock options held by the Company's named executive officers on January 2, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable		Option Exercise Price ($)	Option Expiration Date
Thomas E. Reinckens	187,500	—		12.65	July 22, 2013
	52,500	—		15.17	January 22, 2014
	—	100,000	(1)	14.40	July 5, 2017
Margaret J. Feeney	43,300	—		12.65	July 22, 2013
	20,000	—		11.53	May 3, 2015
Rabia Farhang	—	20,000	(2)	4.79	November 16, 2019

(1)
This award may vest, subject to performance vesting, of 25,000 options on December 31, 2010, with the remaining 75,000 options vesting on July 5, 2011.

(2)
This award vests in three installments on each of November 16, 2010, 2011 and 2012.

        No stock options were exercised during Fiscal 2009.

PAYMENTS AND ENTITLEMENTS UPON CHANGE IN CONTROL
AND OTHER TERMINATION EVENTS

        The following is a description of the specific circumstances relating to termination of employment and change in control of the Company that will trigger payments to each of the named executive officers specified below and a calculation of the estimated payments to each such named executive officer as a result of the occurrence of such events had they occurred on January 2, 2010 (the end of the Company's 2009 fiscal year).

Thomas E. Reinckens

        The Company has a three-year employment agreement with Mr. Reinckens, which was entered into on February 24, 2009. This agreement succeeds his prior employment agreement, which expired on February 8, 2009. The current agreement provides for payments to be made to Mr. Reinckens upon certain termination events, including a "Change in Control" of the Company (generally defined as (i) the acquisition of 50% or more of Company common stock or (ii) a change in the majority of the Board of Directors within the two years following a change in control transaction.

        Under Mr. Reinckens' employment agreement, the following constitute termination events (the "Termination Events"):

  •
  Termination by the Company without "Cause" (generally defined as (1) conviction for the commission of a felony or a misdemeanor involving fraud, theft or dishonesty; (2) refusal to fulfill material duties, (3) material neglect of the Company's business, (4) fraudulent, unlawful, grossly negligent or willful misconduct, (5) material breach of his employment agreement or a material policy of the Company or (6) misappropriation of funds);

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

        If following a Change in Control, Mr. Reinckens' employment is terminated without Cause or he terminates his employment during a window period, then Mr. Reinckens is entitled to receive a lump-sum cash severance payment equal to two times his annual salary, at the time of termination. The window period begins 90 days following a change in control and ends 180 days thereafter.

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

        Assuming the occurrence of the following termination events and/or a change in control on January 2, 2010, Mr. Reinckens would be entitled to receive the additional payments set out in the table below:

Potential Payments to Thomas E. Reinckens upon the Occurrence of Certain Events

Component of Compensation	Executive's Voluntary Termination	Termination by the Company For Cause	Termination by the Executive For Good Reason	Termination by the Company Without Cause	Termination due to the Executive's Disability		Termination upon the Executive's Death		Change in Control of Company without the Executive's Termination	Change in Control of Company with the Executive's Termination
Cash Severance (base salary)	—	—	—	$1,240,188	$—		—		—	$1,240,188
Stock Options—Accelerated	—	—	—	$—	$—		$—		$189,011	$189,011
Health & Welfare	—	—	—	$94,631	$—		$—		—	$94,631
Other	—	—	—	—	$968,350	(1)	$2,034,000	(2)	—	$—
Total	—	—	—	$1,334,819	$968,350		$2,034,000		$189,011	$1,523,830

(1)
Represents payments under the Company's short-term and long-term disability plans.

(2)
Represents the death benefit payable to Mr. Reinckens' beneficiary under basic and supplemental life insurance policies.

Other Named Executive Officers

        Upon a Change in Control of the Company, in accordance with the terms of the Company's 2000, 2003 and 2008 Stock Option Plans, all stock options granted to the named executive officer automatically vest.

        In addition, the Company maintains on behalf of each named executive officer a basic life insurance policy, the proceeds of which are payable upon the death of the named executive officer.

        Assuming the occurrence of the following termination events and/or a change in control of the Company on January 2, 2010, each named executive officer will be entitled to receive the additional payments set out in the respective tables below.

Potential Payments to Ms. Feeney upon the Occurrence of Certain Events

Component of Compensation	Executive's Voluntary Termination	Termination by the Company For Cause	Termination by the Executive For Good Reason	Termination by the Company Without Cause	Termination due to the Executive's Disability		Termination upon the Executive's Death		Change in Control of Company without the Executive's Termination	Change in Control of Company with the Executive's Termination
Cash Severance (base salary and bonus)	—	—	—	$294,500	—		—		—	$294,500
Stock Options—Accelerated	—	—	—	—	—		—		$—	$—
Health & Welfare	—	—	—	$28,563	$—		—		—	$28,563
Other	—	—	—	—	$2,370,000	(1)	$794,500	(2)	—	—
Total	—	—	—	$323,063	$2,370,000		$794,500		$—	$323,063

(1)
Represents payments under the Company's short-term and long-term disability plans.

(2)
Represents the death benefit payable to Ms. Feeney's beneficiary under basic and supplemental life insurance policies.

 Potential Payments to Ms. Farhang upon the Occurrence of Certain Events

Component of Compensation	Executive's Voluntary Termination	Termination by the Company For Cause	Termination by the Executive For Good Reason	Termination by the Company Without Cause	Termination due to the Executive's Disability	Termination upon the Executive's Death		Change in Control of Company without the Executive's Termination	Change in Control of Company with the Executive's Termination
Cash Severance (base salary and bonus)	—	—	—	$1,146,154	—	—		—	$1,146,154
Stock Options—Accelerated	—	—	—	—	—	—		$29,069	$29,069
Health & Welfare	—	—	—	$487	$—	—		—	$487
Other	—	—	—	—	$—	$400,000	(1)	—	—
Total	—	—	—	$1,146,641	$—	$400,000		$—	$1,175,710

(1)
Represents the death benefit payable to Ms. Farhang's beneficiary under basic life insurance policy.

DIRECTOR COMPENSATION

        The Board determines and reviews director compensation annually. In its review, the Board considers compensation paid to directors at similarly situated companies and the time commitments required of the directors. The Board began to receive the advice and recommendations from Deloitte Consulting regarding director compensation during fiscal 2008. Board compensation was increased during Fiscal 2008, to the levels described below, based upon an analysis of peer group executive compensation practices conducted by Deloitte Consulting.

        Employee directors do not receive compensation for serving on the Board. Accordingly, Mr. Reinckens, who is a director and employee of the Company, did not receive any compensation for serving on the Board. Directors who are not employees of the Company generally receive an annual retainer of $35,000, payable in monthly installments. The Chairman of the Audit Committee receives an additional $7,000 per year. The other members of the Audit Committee receive an additional $3,000 per year. In addition, each Board member receives a payment of $1,000 per day for each meeting attended. Each Board member also received a payment of $45,000, to be used for the purchase of Cache common stock. Board members are also reimbursed for travel expenses on Company business.

        The following table lists the compensation paid to the Company's non-executive directors during Fiscal 2009.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)(1)	Total ($)
Gene G. Gage	$97,305	$—	$97,305
Arthur S. Mintz	78,580	13,420	92,000
Andrew M. Saul	68,626	14,374	83,000
Morton J. Schrader	91,000	—	91,000

(1)
Consists of participation in our group medical insurance program.

Compensation Committee Interlocks and Insider Participation

        Our Compensation Committee presently consists of Andrew Saul, Arthur Mintz, Morton Schrader and Gene Gage. No member of our Compensation and Plan Administration Committee has been an employee of ours. None of our executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our board of directors or of our Compensation and Plan Administration Committee.

ITEM 12.    PRINCIPAL STOCKHOLDERS AND SHARE OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information as of April 28, 2010 concerning the beneficial ownership of the Company's common stock by (i) each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding common stock, (ii) each current director, (iii) the named executive officers and (iv) all current directors and executive officers as a group. Except as otherwise indicated, each stockholder listed below has sole voting and investment power with respect to his or her shares of common stock. The Securities and Exchange Commission has defined the term "beneficial ownership" to include any person who has or shares voting power or investment power with respect to any security or who has the right to acquire beneficial ownership of any security within 60 days.

Name of Beneficial Owner	No. of Shares of Common Stock	Percent of Class
Andrew M. Saul and affiliates(1)	1,774,103	13.9%
Royce and Associates LLC(2)	1,014,050	7.9%
Palo Alto Investors, LLC(3)	760,800	6.0%
Dimension Fund Advisors, L.P.(4)	708,644	5.5%
Thomas E. Reinckens(5)	366,495	2.8%
Margaret J. Feeney(5)	85,278	*
Rabia Farhang	20,000	*
Morton J. Schrader	35,430	*
Gene G. Gage	19,000	*
Arthur S. Mintz	18,936	*
All Current Executive Officers and Directors as a Group (7 persons)	2,319,242	17.7%

*
Less than 1%

(1)
In a Form 4 filed with the Securities and Exchange Commission on March 18, 2010, Andrew M. Saul, Jane Saul Berkey and Saul Partners, LP reported beneficial ownership of 1,774,103 shares, of which Andrew M. Saul has sole voting power over 430,630 shares, Jane Saul Berkey has sole voting power over 128,569 shares and Saul Partners has sole voting power over 1,214,904 shares. The address for each of Andrew M. Saul, Jane Saul Berkey and Saul Partners, LP is c/o Saul Partners, LP, 9 West 57th Street, New York, NY 10019.

(2)
In an amended Schedule 13G filed with the Securities and Exchange Commission on January 22, 2010, Royce and Associates, LLC reported sole voting power and sole dispositive power over 1,014,050 common shares. The address for Royce and Associates, LLC is: Royce and Associates, 745 Fifth Avenue, New York, NY 10151.

(3)
In an amended Schedule l3G filed with the Securities and Exchange Commission on February 13, 2010, Palo Alto Investors, LLC reported beneficial ownership of 760,800 shares and sole and the sole voting power and sole dispositive power over 760,800 common shares. The address for Palo Alto Investors, LLC is Palo Alto Investors, LLC, 470 University Avenue, Palo Alto, CA 94301.

(4)
In a Schedule I3G filed with the Securities and Exchange Commission on February 10, 2010, Dimension Fund Advisors LP reported beneficial ownership of 708,644 shares and shared voting power over 691,432 shares. The address for Dimension Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, TX 78746.

(5)
The shares listed include shares subject to stock options that are or will become exercisable within 60 days of April 28, 2010 as follows: Mr. Reinckens, 240,000 shares and Ms. Feeney, 63,300 shares. The address for Cache officers and directors is: Cache, Inc. 1440 Broadway, 5th Floor, New York, NY 10018.

Securities Authorized for Issuance Under Equity Compensation Plans

        See Item 5 in Part II of our Form 10-K filed on March 19, 2010 for information regarding securities authorized for issuance under our equity compensation plans.

SECTION 16(a) BENEFICIAL
OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and certain officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission reports of their ownership and changes in their ownership of common stock. Based solely on a review of copies of Section 16(a) reports furnished to the Company, or written representations from certain reporting persons, the Company believes that during Fiscal 2009 all transactions were reported on a timely basis, except for the following instances: Saul Partners LP filed one late Form 4, Andrew Saul filed one late Form 4, Morton Schrader filed one late Form 4, Thomas Reinckens filed one late Form 4 and Arthur Mintz filed one late Form 4.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Review, Approval or Ratification of Transactions with Related Persons

        Our policy with regard to related party transactions is that all material transactions are to be reviewed by the Audit Committee for any possible conflicts of interest. A "related party transaction" is defined to include any transaction or series of transactions exceeding $120,000 in which we are a participant and any related person has a material interest. Related persons would include our directors, executive officers (and immediate family members of our directors and executive officers) and persons controlling over five percent of our outstanding common stock. In the event of a potential conflict of interest, the Audit Committee will generally evaluate the transaction in terms of: (i) the benefits to the Company; (ii) the impact on a director's independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated third parties or to employees generally. The Audit Committee will then document its findings and conclusions in written minutes. In the event a transaction relates to a member of our Audit Committee, that member will not participate in the Audit Committee's deliberations.

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

ITEM 14.    PRINCIPAL ACCOUNTING FIRM FEES

        The following table sets forth the aggregate fees billed to the Company for Fiscal 2009 and Fiscal 2008 by and MHM Mahoney Cohen CPAs (formerly Mahoney Cohen & Company, CPA, P.C.).

Fees	Fiscal 2009 Amount	Fiscal 2008 Amount
Audit fees	$364,355	$354,015
Audit-Related Fees	$78,453	$125,932
Tax Fees	$—	$—
All Other Fees	$4,507	$22,658
Total Fees	$447,315	$502,605

        The Audit Committee of the Board of Directors has considered whether the provision of these services is compatible with maintaining the principal accountants' independence.

        Audit fees includes fees for the annual audit and reviews of the Company's quarterly reports on Form 10-Q, as well as statutory audits and audits of subsidiaries.

        Audit-related fees include fees for audits of benefit plans and testing of internal controls for Sarbanes-Oxley compliance during Fiscal 2008 and Fiscal 2009.

        All other fees include fees for evaluations and advisory services. The Audit Committee has implemented a procedure to require pre-approval of all services performed by the independent auditors. Consequently, during Fiscal 2008 and 2009, any project which management hired the principal accountants to perform was presented to the Audit Committee, along with an estimate of the costs to be incurred. The Audit Committee reviewed and approved the estimate before the commencement of the project. The Audit Committee was updated by management if additional costs were expected to be incurred. All projects performed by the independent auditors were approved by the Audit Committee during Fiscal 2008 and 2009.

 Signatures

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2010	CACHE, INC. (Registrant)
	By:	/s/ THOMAS E. REINCKENS Thomas E. Reinckens Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS E. REINCKENS Thomas E. Reinckens	Chairman of the Board and Chief Executive Officer	April 28, 2010
/s/ MARGARET FEENEY Margaret Feeney	Executive Vice President (Chief Financial Officer)	April 28, 2010
/s/ GENE G. GAGE Gene G. Gage	Director	April 28, 2010
/s/ ARTHUR S. MINTZ Arthur S. Mintz	Director	April 28, 2010
/s/ ANDREW M. SAUL Andrew M. Saul	Director	April 28, 2010
/s/ MORTON J. SCHRADER Morton J. Schrader	Director	April 28, 2010

QuickLinks

Explanatory Note
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS
  ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
SUMMARY COMPENSATION TABLE
SUMMARY OF ALL OTHER COMPENSATION TABLE
GRANTS OF PLAN-BASED AWARDS IN FISCAL 2009
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
PAYMENTS AND ENTITLEMENTS UPON CHANGE IN CONTROL AND OTHER TERMINATION EVENTS
Potential Payments to Thomas E. Reinckens upon the Occurrence of Certain Events
Potential Payments to Ms. Feeney upon the Occurrence of Certain Events
Potential Payments to Ms. Farhang upon the Occurrence of Certain Events
DIRECTOR COMPENSATION
  ITEM 12. PRINCIPAL STOCKHOLDERS AND SHARE OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FIRM FEES
Signatures