Form 10-Q
period 2010-04-03
CACHE INC
filed 2010-05-13
CIK 350199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May1, 2010, 12,771,174 common shares were outstanding.

CACHE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3, 2010	January 2, 2010	March 28, 2009
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$357,000	$5,516,000	$1,146,000
Marketable securities	25,727,000	29,999,000	29,379,000
Certificates of deposit — restricted	1,500,000	1,500,000	—
Receivables, net	3,451,000	3,411,000	3,784,000
Income tax receivable, net	3,459,000	3,438,000	3,709,000
Inventories, net	19,306,000	16,599,000	26,036,000
Prepaid expenses and other current assets	8,054,000	4,943,000	3,116,000
Total current assets	61,854,000	65,406,000	67,170,000

Equipment and leasehold improvements, net	30,005,000	31,713,000	41,180,000
Goodwill	9,092,000	9,092,000	9,092,000
Intangible assets, net	102,000	102,000	1,275,000
Other assets	4,424,000	4,684,000	2,113,000

Total assets	$105,477,000	$110,997,000	$120,830,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,459,000	$7,624,000	$10,659,000
Note payable	1,838,000	1,408,000	1,271,000
Accrued compensation	1,421,000	2,668,000	2,330,000
Accrued liabilities	9,203,000	11,783,000	9,897,000
Total current liabilities	22,921,000	23,483,000	24,157,000

Note payable	1,030,000	1,425,000	2,832,000
Other liabilities	15,157,000	15,806,000	16,801,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock, par value $.01; authorized, 40,000,000, 40,000,000 and 20,000,000 shares; issued 16,453,373, 16,433,373 and 16,410,036	164,000	164,000	164,000
Additional paid-in capital	47,722,000	47,555,000	47,213,000
Retained earnings	58,278,000	62,359,000	69,458,000
Treasury stock 3,682,199, shares, at cost	(39,795,000)	(39,795,000)	(39,795,000)
Total stockholders’ equity	66,369,000	70,283,000	77,040,000

Total liabilities and stockholders’ equity	$105,477,000	$110,997,000	$120,830,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

	April 3, 2010	March 28, 2009

Net sales	$48,550,000	$53,006,000

Cost of sales, including buying and occupancy	31,835,000	31,211,000

Gross profit	16,715,000	21,795,000

Expenses
Store operating expenses	18,659,000	19,588,000
General and administrative expenses	4,674,000	4,736,000
Total expenses	23,333,000	24,324,000

Operating loss	(6,618,000)	(2,529,000)

Other income (expense):
Interest expense	(35,000)	(51,000)
Interest income	44,000	67,000
Total other income, net	9,000	16,000

Loss before income taxes	(6,609,000)	(2,513,000)

Income tax benefit	(2,528,000)	(918,000)

Net loss	$(4,081,000)	$(1,595,000)

Basic loss per share	$(0.32)	$(0.12)

Diluted loss per share	$(0.32)	$(0.12)

Basic weighted average shares outstanding	12,771,000	12,954,000

Diluted weighted average shares outstanding	12,771,000	12,954,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

	April 3, 2010	March 28, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,081,000)	$(1,595,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,437,000	2,743,000
Provision for sales allowance and doubtful accounts, net	(33,000)	73,000
Stock-based compensation	98,000	58,000
Non-cash interest expense on note payable	35,000	51,000
Deferred income taxes	(2,515,000)	(918,000)
Gift card breakage	(50,000)	(63,000)
Amortization of deferred income for co-branded credit card	(148,000)	(90,000)
Amortization of deferred rent	(787,000)	(512,000)

Change in assets and liabilities:
Decrease (increase) in receivables and income tax receivables	(28,000)	2,215,000
Increase in inventories	(2,707,000)	(3,715,000)
Increase in prepaid expenses and other current assets	(267,000)	(592,000)
Increase in accounts payable	2,835,000	4,284,000
Increase (decrease) in accrued liabilities, accrued compensation and other liabilities	(3,288,000)	217,000

Net cash provided by (used in) operating activities	(8,499,000)	2,156,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities	(4,359,000)	(12,030,000)
Maturities of marketable securities	8,631,000	7,804,000
Purchase of equipment and leasehold improvements	(932,000)	(683,000)

Net cash provided by (used in) investing activities	3,340,000	(4,909,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of note payable	—	(350,000)
Repurchase of common stock	—	(586,000)

Net cash used in financing activities	—	(936,000)

Net decrease in cash and equivalents	(5,159,000)	(3,689,000)
Cash and equivalents, at beginning of period	5,516,000	4,835,000
Cash and equivalents, at end of period	$357,000	$1,146,000

Supplemental disclosure of cash flow information:

Interest paid	$—	$54,000
Income taxes paid	$24,000	$35,000
Accrued equipment and leasehold improvements	$31,000	$107,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” or “our” means Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. Under the trade name “Cache”, we operated 285 women’s apparel specialty stores, as of April 3, 2010.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 2, 2010, which are included in the Company’s Annual Report on Form 10-K with respect to such period filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The January 2, 2010 condensed consolidated balance sheet amounts are derived from the Company’s audited consolidated financial statements.

The Company’s fiscal year (“fiscal year” or “fiscal”) refers to the applicable 52 or 53 week period. The year ended January 2, 2010 (“fiscal 2009”) was a 53-week year and the year ending January 1, 2011 (“fiscal 2010”) is a 52-week year.

2.     STOCK BASED COMPENSATION

Stock-based compensation expense for all stock-based awards program, including grants of stock options, is recorded in accordance with “Compensation-Stock Compensation”, Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”).  During the 13-week periods ended April 3, 2010 and March 28, 2009, the Company recognized approximately $98,000 and $58,000, respectively, in stock-based compensation expense. The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. The Company granted 40,000 options during the 13-week period ended April 3, 2010, as compared to no options being granted during the 13-week period ended March 28, 2009. No excess tax benefits were recognized from the exercise of stock options during the first quarter of fiscal 2010 and 2009. During the first quarter of fiscal 2010, 20,000 shares of the Company’s common stock were issued for services to its board members. The total fair value of the issued common stock was approximately $92,000 of which, approximately $23,000 is included in stock-based compensation expense for the 13-week period ended April 3, 2010 and the remaining cost is expected to be recognized during fiscal 2010.

The weighted-average grant date fair value of options granted during the 13-week period ended April 3, 2010 was $1.79. The grant date fair value is calculated using the Black-Scholes option valuation model. The following assumptions were used during fiscal 2010:

Expected dividend rate	$0.00
Expected volatility	59.53 - 59.61%
Risk free interest rate	1.48 - 1.50%
Expected lives (years)	3.00

3.     BASIC AND DILUTED EARNINGS PER SHARE

Basic loss per share has been computed based upon the weighted average of common shares outstanding. Diluted loss per share also includes the dilutive effect of potential common shares (dilutive stock options and unvested restricted common shares) outstanding during the period. Loss per common share has been computed as follows:

	13-Weeks Ended
	April 3,	March 28,
	2010	2009
Net loss	$(4,081,000)	$(1,595,000)
Basic weighted number of average shares outstanding	12,771,000	12,954,000
Diluted weighted average number of shares outstanding	12,771,000	12,954,000

Net loss per share - Basic	$(0.32)	$(0.12)
- Diluted	$(0.32)	$(0.12)

Options and unvested restricted common shares of 913,003 and 732,675 were excluded from the computation of diluted loss per share for the first quarter of fiscal 2010 and 2009, respectively, because of the net loss incurred by the Company.

4.     RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-18, Receivables (Topic 310) Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset, which provides that modification of loans that are accounted for within a pool will not result in the removal of those loans from the pool even if the modification of those loans would be considered a troubled debt restructuring. An entity will be required to consider whether the pool of assets in which the loan is included is impaired, if expected cash flows for the pool change. ASU 2010-18 is effective prospectively in the first interim or annual period ending on or after July 15, 2010, early adoption is permitted. The Company does not expect the adoption of ASU 2010-18 to have a material impact on its consolidated financial statements.

In April 2010, FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition, provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective prospectively beginning on or after June 15, 2010, early adoption is permitted. The respective ASU can also be applied retrospectively for all prior periods. The Company does not expect the adoption of ASU 2010-18 to have a material impact on its consolidated financial statements.

In April 2010, FASB issued ASU 2010-13, Compensation — Stock Compensation(Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, which clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance or service condition. ASU 2010-13 is effective for fiscal years beginning on or after December 15, 2010, early adoption is permitted. The Company does not expect the adoption of ASU 2010-18 to have a material impact on its consolidated financial statements.

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

5.     FAIR VALUE MEASUREMENT

“Fair Value Measurements and Disclosures”, Topic 820 of the FASB ASC, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Topic 820 of the FASB ASC establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

As of April 3, 2010, the Company’s marketable securities primarily consist of short-term United States Treasury bills. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company’s held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

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

The fair value of our marketable securities, which was determined based upon Level 1 inputs, totaled $25.7 million, $30.0 million and $29.4 million as of April 3, 2010, January 2, 2010 and March 28, 2009, respectively. For the fiscal periods ended April 3, 2010, January 2, 2010 and March 28, 2009, the aggregate amount of marketable securities (maturing greater than 90 days and less than one year) totaled approximately $25.7 million, $30.0 million and $29.4 million, respectively. The Company noted small variances between the book value and fair value due to the remaining unamortized premiums. As a result, no impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments. Interest income is recognized when earned.

Fair Value of Financial Instruments

The carrying amounts of certificates of deposit, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to their short-term nature. The Company’s note payable includes imputed interest at 5% as the fair market value of this note is not readily determinable because comparable instruments do not exist. The 5% imputed interest represented the Company’s average return on its investment portfolio, at the inception of the note.

6.     RECEIVABLES

	April 3,	January 2,	March 28,
	2010	2010	2009
Construction allowances	$441,000	$507,000	$505,000
Third party credit cards	2,344,000	2,142,000	2,109,000
Accounts receivable, net	36,000	62,000	341,000
Other	630,000	700,000	829,000
	$3,451,000	$3,411,000	$3,784,000

7.     INVENTORIES

	April 3,	January 2,	March 28,
	2010	2010	2009
Raw materials	$1,623,000	$1,253,000	$1,526,000
Work in process	1,062,000	1,160,000	1,498,000
Finished goods	16,621,000	14,186,000	23,012,000
	$19,306,000	$16,599,000	$26,036,000

8.     EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	April 3,	January 2,	March 28,
	2010	2010	2009

Leasehold improvements	$51,856,000	$51,861,000	$53,817,000
Furniture, fixtures and equipment	34,204,000	33,913,000	52,022,000
	86,060,000	85,774,000	105,839,000
Less: accumulated depreciation and amortization	(56,055,000)	(54,061,000)	(64,659,000)
	$30,005,000	$31,713,000	$41,180,000

9.     GOODWILL AND INTANGIBLE ASSETS

In accordance with “Intangibles -Goodwill and Other”, Topic 350 of the FASB ASC, the Company’s goodwill and its indefinite-lived intangible assets are reviewed annually for impairment or more frequently, if impairment indicators arise. The annual valuation process is performed during the fourth quarter of each year. The carrying value of goodwill as of April 3, 2010, January 2, 2010 and March 28, 2009 was $9.1 million.

The carrying amounts of net intangible assets as of April 3, 2010, January 2, 2010 and March 28, 2009 are as follows:

	April 3,	January 2,	March 28,
	2010	2010	2009
Indefinite-lived intangible assets:
Trademarks-Cache	$102,000	$102,000	$102,000
Trademarks-Mary L	—	—	620,000
	102,000	102,000	722,000

Definite-lived intangible assets:
Customer relationships	—	—	300,000
Non-compete agreements	—	—	300,000
Favorable market lease	—	—	160,000
	—	—	760,000
Less: accumulated amortization	—	—	(207,000)
	—	—	553,000

Total intangible assets, net	$102,000	$102,000	$1,275,000

During fiscal 2009 an impairment charge of $891,000 was recorded against the carrying value of intangible assets associated with the Company’s wholesale division—Mary L. In addition, the Company also recorded a charge of $204,000 for the remaining net book value of its definite-lived intangible asset—Non-Compete agreements. This charge resulted from an employee separation agreement that the Company entered into with two of its former executive officers.

10.  ACCRUED LIABILITIES

	April 3,	January 2,	March 28,
	2010	2010	2009
Gift cards, merchandise credit cards and other customer deposits and credits	$3,619,000	$3,817,000	$3,365,000
Taxes, including income taxes	2,372,000	2,807,000	2,232,000
Operating expenses	1,497,000	2,007,000	2,088,000
Employee separation settlement	—	1,375,000	—
Deferred income	610,000	568,000	378,000
Sales return reserve	554,000	470,000	735,000
Group insurance	521,000	481,000	655,000
Leasehold additions	30,000	234,000	107,000
Exit costs	—	24,000	337,000
	$9,203,000	$11,783,000	$9,897,000

Leasehold additions generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.

11.  BANK DEBT

On May 27, 2009, the Company entered into a one year credit facility with Bank of America (the “Bank”). Under this facility, the Company may direct the Bank to issue letters of credit up to a total of $1,425,000. Any outstanding letters of credit under this facility are collateralized by granting to the Bank a security interest in various certificates of deposit held by the Company and its subsidiaries with the Bank, amounting to a total of $1,500,000. This one year credit facility expired on May 1, 2010.

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

There were outstanding letters of credit of $628,000 under this facility at April 3, 2010.

Prior to the expiration of the preceding credit facility on May 1, 2010, the Company entered into a new one year credit facility with the Bank on April 22, 2010. Under this facility, the Company may direct the Bank to issue letters of credit up to a total of $2,500,000. Any outstanding letters of credit under this facility are collateralized by granting to the bank a security interest in various certificates of deposit held by the Company and its subsidiaries with the Bank amounting to a total of $2,750,000. This one year credit facility will expire on May 1, 2011.

12.  INCOME TAXES

The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. At January 2, 2010, the Company maintained $4.5 million of net deferred tax assets, of which, approximately $919,000 related to state tax net operating loss carry-forwards. In addition, during the 13-week period ended April 3, 2010, the Company recorded an income tax benefit of $2.5 million, primarily related to the net loss incurred. The Current portion of deferred tax assets and liabilities is included in prepaid expenses and other current assets, while the Non-current portion of deferred tax assets and liabilities is included in other assets on the Company’s accompanying condensed consolidated balance sheets.

13.  EXIT COSTS

The following table identifies the activity during the first quarter of fiscal 2010 related to exit costs previously recorded for underperforming stores and the discontinuation of the Company’s wholesale division — Mary L.:

	Liability Balance Beginning of Year	Utilization	Liability Balance End of Period
Severance	$40,000	$5,000	$35,000
Lease termination costs	24,000	24,000	—
	$64,000	$29,000	$35,000

As of April 3, 2010, the Company had one remaining underperforming store open, which was closed subsequent to that date.

14.  COMMITMENTS AND CONTINGENCIES

On September 23, 2009, the Company entered into a separation agreement with its then executives (former executives of Adrienne Victoria Designs, Inc.). Pursuant to one of these separation agreements, the former executive may receive payments of up to $500,000 in the aggregate, based on the achievement by the Company over the next 4 years of certain net income targets set forth in the agreement.  As of April 3, 2010, no accrual was recorded for this earn-out provision.

The Company is exposed to a number of asserted and unasserted potential claims.  Management does not believe that the resolution of any of these matters will result in a material loss.  The Company had no guarantees, subleases or assigned lease obligations as of April 3, 2010, January 2, 2010 or March 28, 2009.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 13-week periods ended April 3, 2010 and March 28, 2009, respectively, expressed as a percentage of net sales.

	13-Weeks Ended
	April 3,	March 28,
	2010	2009
Sales	100.0%	100.0%
Cost of sales	65.6	58.9
Gross profit	34.4	41.1
Store operating expenses	38.4	37.0
General and administrative expenses	9.6	8.8
Operating loss	(13.6)	(4.7)
Interest expense	(0.1)	(0.1)
Interest income	0.1	0.1
Loss before income taxes	(13.6)	(4.7)
Income tax benefit	(5.2)	(1.7)
Net loss	(8.4)%	(3.0)%

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13-Weeks Ended
	April 3,	March 28,
	2010	2009
Total store count, at end of period	285	294
Net sales decrease	(8.4)%	(21.7)%
Comparable store sales decrease	(6.8)%	(20.7)%
Average sales per transaction decrease	(16.0)%	(13.7)%
Average number of transactions increase (decrease)	11.0%	(8.1)%
Net sales per average square foot	$81	$86
Total square footage, at end of period (in thousands)	573	596

Net sales

During the 13-week period ended April 3, 2010, net sales decreased to $48.6 million from $53.0 million, a decrease of $4.4 million, or 8.4%, as compared to the same 13-week period last year.  This reflects $3.5 million of reduced net sales, as a result of a 6.8% decrease in comparable store sales, a decrease of $522,000 of net sales from our Mary L. division, which the Company discontinued during the first quarter of fiscal 2010; and a decrease of $547,000 from our non-comparable store sales, which was offset by a small increase in income recognized from our co-branded credit card. The decrease in net sales during the first quarter of fiscal 2010 was primarily due to ongoing macroeconomic events, which resulted in a dramatic reduction in mall traffic where Cache stores are located, coupled with a shift in consumer spending pattern that favored lower priced or discounted merchandise. The decrease in net sales in the quarter at Cache stores reflected an 11.0% increase in sales transactions and a 16.0% decrease in average dollars per transaction.

Gross profit

During the 13-week period ended April 3, 2010, gross profit decreased to $16.7 million from $21.8 million, a decrease of $5.1 million, or 23.3%, as compared to the same 13-week period last year.  This decrease was primarily due to lower net sales, as described above for the 13-week period for net sales. In addition, an increase in markdowns during the first quarter of fiscal 2010 coupled with an increase in operational costs related to our design, production and sourcing departments, contributed to the decrease in gross profit. As a percentage of net sales, gross profit decreased to 34.4% from 41.1% for the current 13-week period, as compared to the prior year period.

Store operating expenses

During the 13-week period ended April 3, 2010, store operating expenses decreased to $18.7 million from $19.6 million, a decrease of $929,000, or 4.7%, as compared to the same 13-week period last year. Store operating expenses decreased primarily due to a reduction in payroll and payroll tax expense of $727,000, as a result of a decrease in the total number of employees, as compared to the same 13-week period last year. A decrease in depreciation expense of $327,000 also attributed to the decrease in store operating expense. Reduction in depreciation expense was due to certain assets being fully depreciated as of fiscal 2009, coupled with the impairment of 23 underperforming stores during the fourth quarter of fiscal 2009. As a percentage of net sales, store operating expenses increased to 38.4% from 37.0% for the fiscal 2010 13-week period, as compared to the prior year period, due to the reduction in net sales in fiscal 2010.

General and administrative expenses

During the 13-week period ended April 3, 2010, general and administrative expenses did not change significantly, as compared to the same 13-week period last year. General and administrative expenses had a small decrease primarily due to a reduction of $76,000 in shipping and commission costs in connection with the Company’s wholesale division — Mary L., which the Company discontinued during the first quarter of fiscal 2010. As a percentage of net sales, general and administrative expenses increased to 9.6% from 8.9% in fiscal 2010, due to the reduction in net sales in fiscal 2010.

Other income/expense

During the 13-week period ended April 3, 2010, other income (expense) decreased to $9,000 from $16,000, a decrease of $7,000 or 43.8%, as compared to the same 13-week period last year. This decrease was due to a reduction in interest income of $23,000, primarily caused by lower average cash balances during fiscal 2010.

Income taxes

During the 13-week period ended April 3, 2010, income tax benefit increased to $2.5 million from $918,000, an increase of $1.6 million or 175.3%, as compared to the same 13-week period last year. The income tax benefits recorded in fiscal year 2010 and 2009 were attributable to the operating losses incurred by the Company in both years, as discussed above. The estimated effective tax rate for fiscal 2010 is projected to be 38.3%, as compared to the fiscal 2009 estimate of 36.5%.

Net loss

As a result of the factors discussed above, net losses of $4.1 million and $1.6 million were recorded during the 13-week periods ended April 3, 2010 and March 28, 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements are primarily for working capital, inventory for new stores, construction of new stores, remodeling of existing stores and to improve and enhance our information technology systems. We have historically satisfied our cash requirements principally through cash flow from operations. During the 13-week period ended April 3, 2010, we used $8.5 million of cash flow from operations, as compared to $2.2 million generated during the same period in fiscal 2009. We expect to continue to meet our operating cash requirements primarily through cash flows from operating activities, existing cash and equivalents, and short-term investments. At April 3, 2010, we had working capital of $38.9 million, cash and marketable securities of $27.6 million and $2.9 million in third party debt outstanding related to the purchase of Adrienne Victoria Designs, Inc. (“AVD”). The cash and marketable securities at April 3, 2010 included certificates of deposit of $1.5 million that have been placed by the Company as collateral against a one year credit facility.

The following table sets forth our cash flows for the periods indicated:

	13-Weeks Ended
	April 3, 2010	March 28, 2009
Net cash provided by (used in) operating activities	$(8,499,000)	$2,156,000
Net cash provided by (used in) investing activities	3,340,000	(4,909,000)
Net cash used in financing activities	—	(936,000)
Net decrease in cash and equivalents	$(5,159,000)	$(3,689,000)

During the 13-week period ended April 3, 2010, cash and equivalents decreased by $5.2 million, primarily as a result of the operating loss incurred during the first quarter of fiscal 2010. Decrease in accrued liabilities, accrued compensation and other liabilities ($3.3 million) is partially due to payment on the remaining $1.4 million owed to one of its former executive as part of the employee separation agreement entered into in fiscal 2009. Seasonal increase in inventories ($2.7 million) coupled with the purchase of equipment and leasehold improvements ($932,000), also contributed to the decrease in cash and equivalents. These decreases in cash were offset by net maturities of marketable securities ($4.3 million) combined with an increase in accounts payable ($2.8 million).

On April 22, 2010, the Company entered into a one year credit facility with Bank of America (the “Bank”). Under this facility, the Company may direct the Bank to issue letters of credit up to a total of $2,500,000. Any outstanding letters of credit under this facility are collateralized by granting to the bank a security interest in various certificates of deposit held by the Company and its subsidiaries with the Bank amounting to a total of $2,750,000. This one year credit facility will expire on May 1, 2011.

The Company had outstanding letters of credit of $628,000, $660,000 and $643,000 at April 3, 2010, January 2, 2010 and March, 28 2009, respectively.

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

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements in our fiscal 2009 Form 10-K.  As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results will differ from these under different assumptions or conditions.

The Company’s management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of the Consolidated Financial Statements.

Inventories. Our finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation, which results in a carrying value at the lower of cost or market. Inventories other than finished goods at retail stores, called production inventory, primarily consists of piece goods, trim and work-in-process. It is the Company’s policy to value the production inventory, which makes up approximately 14% of Company’s total inventory, at lower of cost or market value using first-in-first-out valuation method. The Company reviews the inventory for factors such as age, obsolescence, potential use, or other factors that may indicate a decline in its value. The Company records a reserve against the cost of the production inventory to account for any decline in its value.

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

•      store closings; or

•      underperforming business trends.

The Company evaluates finite long-lived assets in accordance with “Impairment or Disposal of Long-Lived Assets” under Topic 360 “Property, Plant and Equipment” of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). Finite-lived assets are evaluated for recoverability in accordance with Topic 360 of the FASB ASC whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges were recorded during the 13-week period ended April 3, 2010 and March 28, 2009. The Company recorded an impairment charge of $1.9 million for 23 underperforming stores during the fourth quarter of fiscal 2009.

Goodwill and Intangible Assets. The Company evaluates its Goodwill and Intangible assets in accordance with “Intangibles -Goodwill and Other”, Topic 350 of the FASB ASC.  This guidance requires ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. The Company performs impairment testing, which considers the Company’s fair value to determine whether an impairment charge related to the carrying value of the Company’s recorded goodwill and other intangible assets, associated with its AVD reporting unit, is necessary. This is reevaluated annually during the fourth quarter, or more frequently if necessary. The Company considers many factors in evaluating whether the carrying value of the recorded goodwill will be recoverable. Factors used to determine this primarily include declines in stock price and the market capitalization in relation to the book value of the Company, discounted projected cash flows of the reporting unit and valuation of companies comparable to the reporting unit. No impairment charges were recorded during the 13-week periods ended April 3, 2010 and March 28, 2009. An impairment charge of $891,000 was recorded against the carrying value of intangible assets associated with its wholesale division—Mary L., during the fourth quarter of fiscal 2009, related to the discontinuance of Mary L. Pursuant to the employee separation agreements entered into with two of the Company’s then officers, the Company recorded a pre-tax charge of $204,000 during the third fiscal quarter of 2009 for the remaining net book value of the non-compete agreements contained in their employment agreements.

Self Insurance. The Company is self-insured for losses and liabilities related primarily to employee health and welfare claims up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for fiscal 2010 and 2009. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. We maintain stop-loss insurance coverage, which covers us for benefits paid in excess of limits as defined in the plan.

Gift Cards, Gift Certificates and Credits. The Company sells gift cards and gift certificates (“Gift Cards”) and issues credits to its customers when merchandise is returned (“Merchandise Credit”), which do not expire. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card and Merchandise Credit being redeemed by the customer is remote (“Gift Card breakage”), since the Company has determined that it does not have a legal obligation to remit the unredeemed value to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns and the remaining unredeemed percentage at the end of our historical data of 3.5 years. Historical redemptions of Gift Cards ranged from 64% in the first quarter to 0.03% in the fourteenth quarter subsequent to the issue date, resulting in an average of approximately 95% redeemed or 5% unredeemed Gift Cards over the historical data of 3.5 years. We have determined that redemption would be remote based on the fact that, by the fourteenth quarter since issue date, the redemption rate approximated 0%, indicating that the probability of such cards being redeemed is remote. As such, we have recorded breakage income based upon this 5%, which is reviewed on a quarterly basis for propriety. Breakage income represents the balance of Gift Cards and Merchandise Credit, for which the Company believes the likelihood of redemption by the customer is remote. At that time, the Company will recognize breakage income for those Gift Cards and Merchandise Credit. The Company recorded $50,000 and $63,000 of breakage income during the 13-week periods ended April 3, 2010 and March 28, 2009, respectively.

Revenue Recognition.  Sales are recognized at the “point of sale,” which occurs when merchandise is sold in an “over-the-counter” transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges/(credits) resulting from revisions to estimates on our sales return provision were approximately $84,000 and $185,000 for the 13-week periods ended April 3, 2010 and March 28, 2009, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred at our stores for shipping and handling are included in cost of sales. The Company records revenues net of applicable sales tax.

The Company’s co-branded customer credit card program, which was introduced during fiscal 2007, entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. During the 13-week periods ended April 3, 2010 and March 28, 2009, the Company received $178,000 and $240,000, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards was $148,000 and $90,000 for the 13-week periods ended April 3, 2010 and March 28, 2009, respectively.

The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded was $78,000 and $64,000 for the 13-week periods ended April 3, 2010 and March 28, 2009, respectively.

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

Income Taxes. The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. At January 2, 2010, the Company maintained $4.5 million of net deferred tax assets, of which, approximately $919,000 related to state tax net operating loss carry-forwards. In addition, during the 13-week period ended April 3, 2010, the Company recorded an income tax benefit of $2.5 million, primarily related to the net loss incurred. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of April 3, 2010, the Company has recorded a $435,000 reserve, net of federal benefit for potential tax contingencies. As of March 28, 2009, the Company reported a reserve balance of $331,000.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the 13-weeks ended April 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 13, 2010
CACHE, INC.

BY:	/s/ Thomas E. Reinckens
Thomas E. Reinckens
Chairman and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Margaret Feeney
Margaret Feeney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)