Form 10-Q
period 2010-07-03
CACHE INC
filed 2010-08-12
CIK 350199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 2, 2010, 12,771,174 common shares were outstanding.

CACHE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3, 2010	January 2, 2010	June 27, 2009
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$3,742,000	$5,516,000	$2,815,000
Marketable securities	24,665,000	29,999,000	30,513,000
Certificates of deposit — restricted	2,500,000	1,500,000	1,500,000
Receivables, net	2,614,000	3,411,000	2,653,000
Income tax receivable, net	81,000	3,438,000	534,000
Inventories, net	20,408,000	16,599,000	22,420,000
Prepaid expenses and other current assets	6,370,000	4,943,000	2,109,000
Total current assets	60,380,000	65,406,000	62,544,000

Equipment and leasehold improvements, net	28,204,000	31,713,000	38,415,000
Goodwill	9,092,000	9,092,000	9,092,000
Intangible assets, net	102,000	102,000	1,245,000
Other assets	5,249,000	4,684,000	2,399,000

Total assets	$103,027,000	$110,997,000	$113,695,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,547,000	$7,624,000	$5,559,000
Note payable	1,569,000	1,408,000	1,282,000
Accrued compensation	2,354,000	2,668,000	1,316,000
Accrued liabilities	8,848,000	11,783,000	8,647,000
Total current liabilities	20,318,000	23,483,000	16,804,000

Note payable	630,000	1,425,000	2,518,000
Other liabilities	14,736,000	15,806,000	16,430,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock, par value $.01; authorized, 40,000,000, 40,000,000 and 20,000,000 shares; issued 16,453,373, 16,433,373 and 16,410,036	164,000	164,000	164,000
Additional paid-in capital	47,799,000	47,555,000	47,272,000
Retained earnings	59,175,000	62,359,000	70,302,000
Treasury stock 3,682,199, shares, at cost	(39,795,000)	(39,795,000)	(39,795,000)
Total stockholders’ equity	67,343,000	70,283,000	77,943,000

Total liabilities and stockholders’ equity	$103,027,000	$110,997,000	$113,695,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE TWENTY-SIX WEEKS ENDED

(Unaudited)

	July 3, 2010	June 27, 2009

Net sales	$105,125,000	$109,872,000

Cost of sales, including buying and occupancy	63,477,000	62,848,000

Gross profit	41,648,000	47,024,000

Expenses
Store operating expenses	37,807,000	39,251,000
General and administrative expenses	9,015,000	8,985,000
Total expenses	46,822,000	48,236,000

Operating loss	(5,174,000)	(1,212,000)

Other income (expense):
Interest expense	(67,000)	(98,000)
Interest income	85,000	127,000
Total other income, net	18,000	29,000

Loss before income taxes	(5,156,000)	(1,183,000)

Income tax benefit	(1,972,000)	(432,000)

Net loss	$(3,184,000)	$(751,000)

Basic loss per share	$(0.25)	$(0.06)

Diluted loss per share	$(0.25)	$(0.06)

Basic weighted average shares outstanding	12,771,000	12,841,000

Diluted weighted average shares outstanding	12,771,000	12,841,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

	July 3, 2010	June 27, 2009

Net sales	$56,575,000	$56,866,000

Cost of sales, including buying and occupancy	31,642,000	31,636,000

Gross profit	24,933,000	25,230,000

Expenses
Store operating expenses	19,148,000	19,663,000
General and administrative expenses	4,341,000	4,249,000
Total expenses	23,489,000	23,912,000

Operating income	1,444,000	1,318,000

Other income (expense):
Interest expense	(32,000)	(47,000)
Interest income	41,000	60,000
Total other income, net	9,000	13,000

Income before income taxes	1,453,000	1,331,000

Income tax provision	556,000	486,000

Net income	$897,000	$845,000

Basic earnings per share	$0.07	$0.07

Diluted earnings per share	$0.07	$0.07

Basic weighted average shares outstanding	12,771,000	12,728,000

Diluted weighted average shares outstanding	12,809,000	12,728,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED

(Unaudited)

	July 3, 2010	June 27, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,184,000)	$(751,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,851,000	5,691,000
Provision for sales allowance and doubtful accounts, net	(53,000)	(37,000)
Stock-based compensation	198,000	117,000
Non-cash interest expense on note payable	—	47,000
Deferred income taxes	(2,025,000)	(468,000)
Gift card breakage	(100,000)	(123,000)
Amortization of deferred income for co-branded credit card	(313,000)	(197,000)
Amortization of deferred rent	(1,403,000)	(961,000)

Change in assets and liabilities:
Decrease in receivables and income tax receivables	4,232,000	6,631,000
Increase in inventories	(3,850,000)	(99,000)
Decrease (increase) in prepaid expenses and other current assets	79,000	(321,000)
Decrease in accounts payable	(77,000)	(816,000)
Decrease in accrued liabilities, accrued compensation and other liabilities	(2,383,000)	(1,719,000)

Net cash provided by (used in) operating activities	(4,028,000)	6,994,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities	(8,431,000)	(19,063,000)
Maturities of marketable securities	13,765,000	13,703,000
Proceeds from insurance recovery	125,000	—
Certificates of deposit — restricted	(1,000,000)	(1,500,000)
Purchase of equipment and leasehold improvements	(1,571,000)	(919,000)

Net cash provided by (used in) investing activities	2,888,000	(7,779,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of note payable	(634,000)	(649,000)
Repurchase of common stock	—	(586,000)

Net cash used in financing activities	(634,000)	(1,235,000)

Net decrease in cash and equivalents	(1,774,000)	(2,020,000)
Cash and equivalents, at beginning of period	5,516,000	4,835,000
Cash and equivalents, at end of period	$3,742,000	$2,815,000

Supplemental disclosure of cash flow information:

Interest paid	$67,000	$105,000
Income taxes paid	$82,000	$118,000
Accrued equipment and leasehold improvements	$114,000	$24,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” or “our” means Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. Under the trade name “Cache”, we operated 284 women’s apparel specialty stores, as of July 3, 2010.

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

2.              STOCK BASED COMPENSATION

Stock-based compensation expense for all stock-based awards program, including grants of stock options, is recorded in accordance with “Compensation-Stock Compensation”, Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”).  During the 26 and 13-week periods ended July 3, 2010, the Company recognized approximately $198,000 and $98,000, respectively, in stock-based compensation expense and for the same periods ended June 27, 2009, the Company recognized approximately $117,000 and $59,000 respectively. The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. The Company granted 40,000 options during the 26-week period ended July 3, 2010, as compared to no options being granted during the 26 -week period ended June 27, 2009.  No excess tax benefits were recognized from the exercise of stock options during fiscal 2010 and 2009. During the first quarter of fiscal 2010, 20,000 shares of the Company’s common stock were issued for services to its board members.  The total fair value of the issued common stock was approximately $92,000 of which, approximately $46,000 and $23,000 were included in stock-based compensation expense for the 26 and 13-week periods ended July 3, 2010, respectively. The remaining cost is expected to be recognized during fiscal 2010.

During the 13-week period ended July 3, 2010, the Company granted restricted stock awards representing 12,000 shares of the Company’s common stock, which had a weighted average grant date fair value of $6.15. Two-thirds of these restricted stock awards will contingently vest over a three year period, based on the Company meeting performance goals, and one-third will vest equally on an annual basis over the requisite service period.

The weighted-average grant date fair value of options granted during the 26-week period ended July 3, 2010 was $1.79. The grant date fair value is calculated using the Black-Scholes option valuation model. The following assumptions were used during the 26-week period ended July 3, 2010:

Expected dividend rate	$0.00
Expected volatility	59.53 - 59.61%
Risk free interest rate	1.48 - 1.50%
Expected lives (years)	3.00

3.              BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per share has been computed based upon the weighted average of common shares outstanding. Diluted earnings (loss) per share also include the dilutive effect of potential common shares (dilutive stock options and unvested restricted stock awards) outstanding during the period. Income (loss) per common share has been computed as follows:

	26-Weeks Ended		13-Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Net income (loss)	$(3,184,000)	$(751,000)	$897,000	$845,000
Basic weighted number of average shares outstanding	12,771,000	12,841,000	12,771,000	12,728,000
Incremental shares from assumed issuances of stock options and restricted stock awards	—	—	38,000	—

Diluted weighted average number of shares outstanding	12,771,000	12,841,000	12,809,000	12,728,000

Net income (loss) per share - Basic	$(0.25)	$(0.06)	$0.07	$0.07
- Diluted	$(0.25)	$(0.06)	$0.07	$0.07

Options and unvested restricted common shares of 926,338 and 732,675 were excluded from the computation of diluted loss per share for the 26-week periods of fiscal 2010 and 2009, respectively, because of the net loss incurred by the Company.

Options to purchase 706,675 and 721,675 common shares were excluded from the computation of diluted earnings per share for the 13-week periods ended July 3, 2010 and June 27, 2009, respectively, due to the anti-dilutive effect caused by the exercise price exceeding the average market price. Unvested restricted common shares of 71,333 were excluded from the computation of diluted earnings per share for the 13-week period July 3, 2010 due to contingent shares not meeting their performance goals.

4.              RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. ASU 2010-20 is effective for financial statements issued for interim and annual periods ending on or after December 15, 2010 except for disclosures about activity that occurs during a reporting period, which are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-20 to have a material impact on its consolidated financial statements.

In April 2010, FASB issued Accounting ASU 2010-18, Receivables (Topic 310) Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset, which provides that modification of loans that are accounted for within a pool will not result in the removal of those loans from the pool even if the modification of those loans would be considered a troubled debt restructuring. An entity will be required to consider whether the pool of assets in which the loan is included is impaired, if expected cash flows for the pool change. ASU 2010-18 is effective prospectively in the first interim or annual period ending on or after July 15, 2010, early adoption is permitted. The Company does not expect the adoption of ASU 2010-18 to have a material impact on its consolidated financial statements.

In April 2010, FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition, provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective prospectively beginning on or after June 15, 2010, early adoption is permitted. The respective ASU can also be applied retrospectively for all prior periods. Effective July 3, 2010, the Company adopted ASU 2010-17, which did not have an impact on its consolidated financial statements.

In April 2010, FASB issued ASU 2010-13, Compensation — Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, which clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance or service condition. ASU 2010-13 is effective for fiscal years beginning on or after December 15, 2010, early adoption is permitted. The Company does not expect the adoption of ASU 2010-18 to have a material impact on its consolidated financial statements.

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

As of July 3, 2010, the Company’s marketable securities primarily consist of short-term United States Treasury bills. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company’s held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

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

The fair value of our marketable securities, which was determined based upon Level 1 inputs, totaled $24.7 million, $30.0 million and $30.6 million as of July 3, 2010, January 2, 2010 and June 27, 2009, respectively. For the fiscal periods ended July 3, 2010, January 2, 2010 and June 27, 2009, the aggregate amount of marketable securities (maturing greater than 90 days and less than one year) totaled approximately $24.7 million, $30.0 million and $30.5 million, respectively. The Company noted small variances between the book value and fair value due to the remaining unamortized premiums. As a result, no impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments. Interest income is recognized when earned.

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

6.              RECEIVABLES

	July 3,	January 2,	June 27,
	2010	2010	2009
Construction allowances	$338,000	$507,000	$384,000
Third party credit cards	1,447,000	2,142,000	1,386,000
Accounts receivable, net	—	62,000	115,000
Other	829,000	700,000	768,000
	$2,614,000	$3,411,000	$2,653,000

At July 3, 2010, the Company’s income tax receivable was $81,000, which represents the federal and state income tax refunds the Company expects to receive from its fiscal 2009 tax returns. During the 26-week period ended July 3, 2010, the Company received payments of $3.3 million against the $3.4 million receivable, which was recorded in fiscal 2009. During fiscal 2009, the Company recorded income tax receivables of $3.4 million, which resulted from estimated tax payments of approximately $200,000 made during fiscal 2009 and 2008 combined with a refund of $3.2 million, generated as a result of the carry back on the net loss incurred for fiscal 2009.

7.              INVENTORIES

	July 3,	January 2,	June 27,
	2010	2010	2009
Raw materials	$2,188,000	$1,253,000	$2,075,000
Work in process	1,000,000	1,160,000	1,241,000
Finished goods	17,220,000	14,186,000	19,104,000
	$20,408,000	$16,599,000	$22,420,000

8.              EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	July 3,	January 2,	June 27,
	2010	2010	2009

Leasehold improvements	$51,631,000	$51,861,000	$53,475,000
Furniture, fixtures and equipment	34,371,000	33,913,000	51,704,000
	86,002,000	85,774,000	105,179,000
Less: accumulated depreciation and amortization	(57,798,000)	(54,061,000)	(66,764,000)
	$28,204,000	$31,713,000	$38,415,000

9.              GOODWILL AND INTANGIBLE ASSETS

In accordance with “Intangibles -Goodwill and Other”, Topic 350 of the FASB ASC, the Company’s goodwill and its indefinite-lived intangible assets are reviewed annually for impairment or more frequently, if impairment indicators arise. The annual valuation process is performed during the fourth quarter of each year. The carrying value of goodwill as of July 3, 2010, January 2, 2010 and June 27, 2009 was $9.1 million.

The carrying amounts of net intangible assets as of July 3, 2010, January 2, 2010 and June 27, 2009 are as follows:

	July 3,	January 2,	June 27,
	2010	2010	2009
Indefinite-lived intangible assets:
Trademarks-Cache	$102,000	$102,000	$102,000
Trademarks-Mary L	—	—	620,000
	102,000	102,000	722,000

Definite-lived intangible assets:
Customer relationships	—	—	300,000
Non-compete agreements	—	—	300,000
Favorable market lease	—	—	160,000
	—	—	760,000
Less: accumulated amortization	—	—	(237,000)
	—	—	523,000

Total intangible assets, net	$102,000	$102,000	$1,245,000

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

10.       ACCRUED LIABILITIES

	July 3,	January 2,	June 27,
	2010	2010	2009
Gift cards, merchandise credit cards and other customer deposits and credits	$3,548,000	$3,817,000	$3,387,000
Taxes, including income taxes	2,249,000	2,807,000	1,998,000
Operating expenses	1,405,000	2,007,000	1,592,000
Employee separation settlement	—	1,375,000	—
Deferred income — co-branded credit card program	675,000	568,000	449,000
Sales return reserve	339,000	470,000	340,000
Group insurance	518,000	481,000	556,000
Leasehold additions	114,000	234,000	24,000
Exit costs	—	24,000	301,000
	$8,848,000	$11,783,000	$8,647,000

Leasehold additions generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.

11.       OTHER LIABILITIES

The Company’s other liabilities are comprised of the following:

	July3, 2010	January 2, 2010	June 27, 2009
Deferred rent	$12,822,000	$13,913,000	$14,709,000
Deferred income — co-branded credit card program	1,914,000	1,893,000	1,721,000
	$14,736,000	$15,806,000	$16,430,000

12.       CREDIT FACILITY

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

Prior to the expiration of the preceding credit facility, the Company entered into a new one year credit facility with the Bank on April 22, 2010. Under this facility, the Company may direct the Bank to issue letters of credit up to a total of $2,500,000. Any outstanding letters of credit under this facility are collateralized by granting to the Bank a security interest in various certificates of deposit held by the Company and its subsidiaries with the Bank amounting to a total of $2,500,000. This one year credit facility will expire on May 1, 2011.

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

There were outstanding letters of credit of $1.1 million under this facility at July 3, 2010.

13.       INCOME TAXES

The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. At January 2, 2010, the Company maintained $4.5 million of net deferred tax assets, of which approximately $919,000 related to state tax net operating loss carry-forwards. In addition, during the 26-week period ended July 3, 2010, the Company recorded an income tax benefit of $2.0 million, primarily related to the net loss incurred. The Current portion of deferred tax assets and liabilities of $1.7 million is included in prepaid expenses and other current assets, while the Non-current portion of deferred tax assets and liabilities of $4.8 million is included in other assets on the Company’s accompanying condensed consolidated balance sheets.

14.       COMMITMENTS AND CONTINGENCIES

On June 30, 2010, Chico’s FAS, Inc. and White House/Black Market, Inc. (together referred to as “Chico’s”) filed a lawsuit against the Company in the Supreme Court of the State of New York County of New York.  The complaint alleges, among other things, that two former employees of Chico’s that are currently employed by Cache supplied the Company with confidential information and trade secrets. The Company believes that Chico’s filed the lawsuit in an effort to undermine Cache in the marketplace. Their allegations were reported in a key trade publication and in an analyst report.  The Company believes the allegations made by Chico’s are without merit and intends to vigorously defend against this lawsuit.

On September 23, 2009, the Company entered into a separation agreement with its then executives (former executives of Adrienne Victoria Designs, Inc.). Pursuant to one of these separation agreements, the former executive may receive payments of up to $500,000 in the aggregate, based on the achievement by the Company over the next 4 years of certain net income targets set forth in the agreement.  As of July 3, 2010, no accrual was recorded for this earn-out provision.

The Company is exposed to a number of asserted and unasserted potential claims.  Management does not believe that the resolution of any of these matters will result in a material loss.  The Company had no guarantees, subleases or assigned lease obligations as of July 3, 2010, January 2, 2010 or June 27, 2009.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 26-week and 13-week periods ended July 3, 2010 and June 27, 2009, respectively, expressed as a percentage of net sales.

	26-Weeks Ended		13-Weeks Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.4	57.2	55.9	55.6
Gross profit	39.6	42.8	44.1	44.4
Store operating expenses	36.0	35.7	33.8	34.6
General and administrative expenses	8.6	8.2	7.7	7.5
Operating income (loss)	(5.0)	(1.1)	2.6	2.3
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Interest income	0.1	0.1	0.1	0.1
Income (loss) before income taxes	(5.0)	(1.1)	2.6	2.3
Income tax provision (benefit)	(1.9)	(0.4)	1.0	0.8
Net income (loss)	(3.1)%	(0.7)%	1.6%	1.5%

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	26-Weeks Ended		13-Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Total store count, at end of period	284	291	284	291
Net sales decrease	(4.3)%	(22.5)%	(0.5)%	(23.1)%
Comparable store sales increase (decrease)	(0.8)%	(21.9)%	5.1%	(23.0)%
Average sales per transaction decrease	(9.9)%	(11.2)%	(3.7)%	(9.0)%
Average number of transactions increase (decrease)	10.1%	(12.0)%	9.1%	(15.5)%
Net sales per average square foot	$174	$177	$93	$91
Total square footage, at end of period (in thousands)	572	586	572	586

Net sales

During the 26-week period ended July 3, 2010, net sales decreased to $105.1 million from $109.9 million, a decrease of $4.8 million, or 4.3%, as compared to the same 26-week period last year.  This reflects a decrease of $3.3 million from our non-comparable store sales, a decrease of $852,000 of net sales from our Mary L. division, which the Company discontinued during the first quarter of fiscal 2010, as well as, $796,000 or 0.8% decrease in comparable store sales, which was offset by a small increase in income recognized from our co-branded credit card. The decrease in net sales during the 26-week period of fiscal 2010 was primarily due to macroeconomic events, which resulted in a reduction in mall traffic where our stores are located, coupled with a shift in consumer spending pattern that favored lower priced or discounted merchandise. The decrease in net sales at our stores for the 26-week period ended July 3, 2010, reflected a 9.9% decrease in average dollars per transaction partially offset by a 10.1% increase in sales transactions.

During the 13-week period ended July 3, 2010, net sales decreased slightly to $56.6 million from $56.9 million, a decrease of $291,000 or 0.5%, as compared to the same 13-week period last year.  This reflects a decrease of $2.7 million from our non-comparable store sales, a decrease of $330,000 of net sales from our Mary L. division, which the Company discontinued during the first quarter of fiscal 2010, which was partially offset by $2.7 million or 5.1% increase in comparable store sales and a small increase in income recognized from our co-branded credit card.  The decrease in net sales during the second quarter of fiscal 2010 was primarily due to the same reasons discussed above, however our comparable stores sales improved as a result of improved product offerings during the second quarter, which received a favorable response from our customers. The decrease in net sales in the second quarter at our stores reflected a 3.7% decrease in average dollars per transaction partially offset by a 9.1 % increase in sales transactions.

Gross profit

During the 26-week period ended July 3, 2010, gross profit decreased to $41.6 million from $47.0 million, a decrease of $5.4 million, or 11.4%, as compared to the same 26-week period last year.  This decrease was primarily due to lower net sales, an increase in markdowns, coupled with an increase in operational costs related to our design, production and sourcing departments.  As a percentage of net sales, gross profit decreased to 39.6% from 42.8% for the fiscal 2010 26-week period, as compared to the prior year period.

During the 13-week period ended July 3, 2010, gross profit decreased slightly to $24.9 million from $25.2 million, a decrease of $297,000 or 1.2%, as compared to the same 13-week period last year.  This decrease was primarily due to lower net sales, as described above, for the 13-week period for net sales. As a percentage of net sales, gross profit decreased to 44.1% from 44.4% for the current 13-week period, as compared to the prior year period.

Store operating expenses

During the 26-week period ended July 3, 2010, store operating expenses decreased to $37.8 million from $39.3 million, a decrease of $1.4 million, or 3.7%, as compared to the same 26-week period last year. Store operating expenses decreased primarily due to a reduction in payroll and payroll related tax expenses of $989,000, as a result of a decrease in the total number of employees, as compared to the same 26-week period last year. A decrease in depreciation expense of $667,000 also attributed to the decrease in store operating expense. Reduction in depreciation expense was due to certain assets being fully depreciated as of fiscal 2009, coupled with the impairment of 23 underperforming stores during the fourth quarter of fiscal 2009. As a percentage of net sales, store operating expenses increased to 36.0% from 35.7% for the fiscal 2010 26-week period, as compared to the prior year period, due to a reduction in net sales.

During the 13-week period ended July 3, 2010, store operating expenses decreased to $19.2 million from $19.7 million, a decrease of $515,000, or 2.6%, as compared to the same 13-week period last year. Store operating expenses decreased primarily due to a reduction in payroll and payroll related expenses of $261,000, as a result of a decrease in the total number of employees, as compared to the same 13-week period last year. A decrease in depreciation expense of $340,000, due to the same reasons described above, also attributed to the decrease in store operating expense. As a percentage of net sales, store operating expenses decreased to 33.8% from 34.6% for the fiscal 2010 13-week period, as compared to the prior year period due to lower store operating expenses.

General and administrative expenses

During the 26-week period ended July 3, 2010 general and administrative expenses did not change materially as compared to the same 26-week period last year.  As a percentage of net sales, general and administrative expenses increased to 8.6% from 8.2% in fiscal 2010, primarily due to the reduction in net sales in fiscal 2010.

During the 13-week period ended July 3, 2010, general and administrative expenses increased to $4.3 million from $4.2 million, an increase of $92,000 or 2.2%, as compared to the same 13-week period last year. As a percentage of net sales, general and administrative expenses increased slightly to 7.7% from 7.5% in fiscal 2010, due to the reduction in net sales in fiscal 2010 and a small increase in general and administrative expenses.

Other income/(expense)

During the 26-week period ended July 3, 2010, other income (expense) decreased to $18,000 from $29,000, a decrease of $11,000 or 37.9% as compared to the same 26-week period last year. This decrease was due to a reduction in interest income of $42,000, partially offset by a reduction in interest expense of $31,000.

During the 13-week period ended July 3, 2010, other income (expense) decreased to $9,000 from $13,000, a decrease of $4,000 or 30.8%, as compared to the same 13-week period last year. This decrease was due to a reduction in interest income of $19,000, partially offset by a reduction in interest expense of $15,000.

Income taxes

During the 26-week period ended July 3, 2010, an income tax benefit of $2.0 million was recorded, as compared to an income tax benefit of $432,000 in the same 26-week period last year. During the 13-week period ended July 3, 2010, the income tax provision increased to $556,000 from $486,000, an increase of $70,000 or 14.4%, as compared to the same 13-week period last year. The estimated effective tax rate for fiscal 2010 is projected to be 38.3%, as compared to the fiscal 2009 estimate of 36.5%.

Net loss

As a result of the factors discussed above, net loss of $3.2 million and net income of $897,000 were recorded during the 26 and 13-week periods ended July 3, 2010, respectively. In fiscal 2009, net loss of $751,000 and net income of $845,000 were recorded during the 26 and 13-week periods ended June 27, 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements are primarily for working capital, inventory for new stores, construction of new stores, remodeling of existing stores and to improve and enhance our information technology systems. We have historically satisfied our cash requirements principally through cash flow from operations. During the 26-week period ended July 3, 2010, we used $4.0 million of cash flow from operations, as compared to $7.0 million generated during the same period in fiscal 2009. We expect to continue to meet our operating cash requirements primarily through cash flows from operating activities, existing cash and equivalents, and short-term investments. At July 3, 2010, we had working capital of $40.1 million, cash and marketable securities of $30.9 million and $2.2 million in third party debt outstanding related to the purchase of Adrienne Victoria Designs, Inc. (“AVD”). The cash and marketable securities at July 3, 2010 included certificates of deposit of $2.5 million that have been placed by the Company as collateral against a one year credit facility.

The following table sets forth our cash flows for the periods indicated:

	26-Weeks Ended
	July 3, 2010	June 27, 2009
Net cash provided by (used in) operating activities	$(4,028,000)	$6,994,000
Net cash provided by (used in) investing activities	2,888,000	(7,779,000)
Net cash used in financing activities	(634,000)	(1,235,000)
Net decrease in cash and equivalents	$(1,774,000)	$(2,020,000)

During the 26-week period ended July 3, 2010, cash and equivalents decreased by $2.0 million, primarily as a result of the operating loss incurred during fiscal 2010. Decrease in accrued liabilities, accrued compensation and other liabilities ($2.4 million) is principally due to payment on the remaining $1.4 million owed to one of the Company’s former executives, as part of an employee separation agreement entered into in fiscal 2009. Seasonal increase in inventories ($3.9 million) coupled with the purchase of equipment and leasehold improvements ($1.6 million), also contributed to the decrease in cash and equivalents. These decreases in cash were offset by net maturities of marketable securities ($5.3 million), combined with a decrease in receivables and income tax receivables ($4.2 million), primarily due to $3.3 million collected from income tax receivable recorded in fiscal 2009.

On April 22, 2010, the Company entered into a one year credit facility with Bank of America (the “Bank”). Under this facility, the Company may direct the Bank to issue letters of credit up to a total of $2,500,000. Any outstanding letters of credit under this facility are collateralized by granting to the Bank a security interest in various certificates of deposit held by the Company and its subsidiaries with the Bank amounting to a total of $2.5 million.  This one year credit facility will expire on May 1, 2011.

The Company had outstanding letters of credit of $1.1 million, $660,000 and $1.1 million at July 3, 2010, January 2, 2010 and June 27, 2009, respectively.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. In the normal course of our business, we enter into operating leases for store locations and utilize letters of credit principally for the importation of merchandise. Other than operating lease commitments and letters of credit, we are not a party to any material off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in our fiscal 2009 Form 10-K.  As disclosed in Note 1 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these under different assumptions or conditions.

The Company’s management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of the Consolidated Financial Statements.

Inventories. Our finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation, which results in a carrying value at the lower of cost or market. Inventories other than finished goods at retail stores, called production inventory, primarily consists of piece goods, trim and work-in-process. It is the Company’s policy to value the production inventory, which makes up approximately 15.6% of Company’s total inventory, at lower of cost or market value using first-in-first-out valuation method. The Company reviews the inventory for factors such as age, obsolescence, potential use, or other factors that may indicate a decline in its value. The Company records a reserve against the cost of the production inventory to account for any decline in its value.

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

•                  store closings; or

•                  underperforming business trends.

The Company evaluates finite long-lived assets in accordance with “Impairment or Disposal of Long-Lived Assets” under Topic 360 “Property, Plant and Equipment” of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). Finite-lived assets are evaluated for recoverability in accordance with Topic 360 of the FASB ASC whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges were recorded during the 26-week periods ended July 3, 2010 and June 27,

2009. The Company recorded an impairment charge of $1.9 million for 23 underperforming stores during the fourth quarter of fiscal 2009.

Goodwill and Intangible Assets. The Company evaluates its Goodwill and Intangible assets in accordance with “Intangibles -Goodwill and Other”, Topic 350 of the FASB ASC.  This guidance requires ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. The Company performs impairment testing, which considers the Company’s fair value to determine whether an impairment charge related to the carrying value of the Company’s recorded goodwill and other intangible assets, associated with its AVD reporting unit, is necessary. This is reevaluated annually during the fourth quarter, or more frequently if necessary. The Company considers many factors in evaluating whether the carrying value of the recorded goodwill will be recoverable. Factors used to determine this primarily include declines in stock price and the market capitalization in relation to the book value of the Company, discounted projected cash flows of the reporting unit and valuation of companies comparable to the reporting unit. No impairment charges were recorded during the 26-week periods ended July 3, 2010 and June 27, 2009. An impairment charge of $891,000 was recorded against the carrying value of intangible assets associated with its wholesale division—Mary L., during the fourth quarter of fiscal 2009, related to the discontinuance of Mary L. Pursuant to the employee separation agreements entered into with two of the Company’s then officers, the Company recorded a pre-tax charge of $204,000 during the third fiscal quarter of 2009 for the remaining net book value of the non-compete agreements contained in their employment agreements.

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

Gift Cards, Gift Certificates and Credits. The Company sells gift cards and gift certificates (“Gift Cards”) and issues credits to its customers when merchandise is returned (“Merchandise Credit”), which do not expire. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card and Merchandise Credit being redeemed by the customer is remote (“Gift Card breakage”), since the Company has determined that it does not have a legal obligation to remit the unredeemed value to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns and the remaining unredeemed percentage at the end of our historical data of 3.5 years. Historical redemptions of Gift Cards ranged from 64% in the first quarter to 0.03% in the fourteenth quarter subsequent to the issue date, resulting in an average of approximately 95% redeemed or 5% unredeemed Gift Cards over the historical data of 3.5 years. We have determined that redemption would be remote based on the fact that, by the fourteenth quarter since issue date, the redemption rate approximated 0%, indicating that the probability of such cards being redeemed is remote. As such, we have recorded breakage income based upon this 5%, which is reviewed on a quarterly basis for propriety. Breakage income represents the balance of Gift Cards and Merchandise Credit, for which the Company believes the likelihood of redemption by the customer is remote. At that time, the Company will recognize breakage income for those Gift Cards and Merchandise Credit. The Company recorded $100,000 and $123,000 of breakage income during the 26-week periods ended July 3, 2010 and June 27, 2009, respectively.

Revenue Recognition.  Sales are recognized at the “point of sale,” which occurs when merchandise is sold in an “over-the-counter” transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges/(credits) resulting from revisions to estimates on our sales return provision were approximately $(131,000) and $(210,000) for the 26-week periods ended July 3, 2010 and June 27, 2009, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred at our stores for shipping and handling are included in cost of sales. The Company records revenues net of applicable sales tax.

The Company’s co-branded customer credit card program, which was introduced during fiscal 2007, entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. During the 26-week periods ended July 3, 2010 and June 27, 2009, the Company received $440,000 and $593,000, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards was $313,000 and $197,000 for the 26-week periods ended July 3, 2010 and June 27, 2009, respectively.

The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded was $174,000 and $145,000 for the 26-week periods ended July 3, 2010 and June 27, 2009, respectively.

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

Income Taxes. The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. At January 2, 2010, the Company maintained $4.5 million of net deferred tax assets, of which, approximately $919,000 related to state tax net operating loss carry-forwards. In addition, during the 26-week period ended July 3, 2010, the Company recorded an income tax benefit of $2.0 million, primarily related to the net loss incurred. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of July 3, 2010, the Company has recorded a $301,000 reserve, net of federal benefit for potential tax contingencies. As of June 27, 2009, the Company reported a reserve balance of $288,000.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report.  Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework to evaluate the effectiveness of the Company’s internal controls. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

During the 13-weeks ended July 3, 2010 there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 30, 2010, Chico’s FAS, Inc. and White House/Black Market, Inc. (together referred to as “Chico’s”) filed a lawsuit against the Company in the Supreme Court of the State of New York County of New York. The complaint alleges, among other things, that two former employees of Chico’s that are currently employed by Cache supplied the Company with confidential information and trade secrets. The Company believes that Chico’s filed the lawsuit in an effort to undermine Cache in the marketplace. Their allegations were reported in a key trade publication and in an analyst report.  The Company believes the allegations made by Chico’s are without merit and intends to vigorously defend against this lawsuit.

The Company is exposed to a number of asserted and unasserted potential claims.  Management does not believe that the resolution of any of these matters will result in a material loss.  The Company had no guarantees, subleases or assigned lease obligations as of July 3, 2010, January 2, 2010 or June 27, 2009.

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

Dated: August 12, 2010
CACHE, INC.

BY:	/s/ Thomas E. Reinckens
Thomas E. Reinckens
Chairman and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Margaret Feeney
Margaret Feeney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)