Form 10-Q
period 2010-10-02
CACHE INC
filed 2010-11-10
CIK 350199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 1, 2010, 12,792,844 common shares were outstanding.

CACHE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2, 2010	January 2, 2010	September 26, 2009
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$2,483,000	$5,516,000	$5,329,000
Marketable securities	21,865,000	29,999,000	27,376,000
Certificates of deposit — restricted	2,500,000	1,500,000	1,500,000
Receivables, net	2,020,000	3,411,000	2,713,000
Income tax receivable, net	81,000	3,438,000	2,225,000
Inventories, net	19,243,000	16,599,000	20,434,000
Prepaid expenses and other current assets	6,041,000	4,943,000	1,117,000
Total current assets	54,233,000	65,406,000	60,694,000

Equipment and leasehold improvements, net	26,836,000	31,713,000	35,724,000
Goodwill	9,092,000	9,092,000	9,092,000
Intangible assets, net	102,000	102,000	1,012,000
Other assets	7,965,000	4,684,000	4,274,000

Total assets	$98,228,000	$110,997,000	$110,796,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,949,000	$7,624,000	$7,676,000
Note payable	1,751,000	1,408,000	1,294,000
Accrued compensation	1,222,000	2,668,000	2,862,000
Accrued liabilities	9,321,000	11,783,000	8,246,000
Total current liabilities	21,243,000	23,483,000	20,078,000

Note payable	476,000	1,425,000	2,199,000
Other liabilities	14,103,000	15,806,000	17,202,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock, par value $.01; authorized, 40,000,000 shares; issued 16,475,043, 16,433,373 and 16,410,036	165,000	164,000	164,000
Additional paid-in capital	47,888,000	47,555,000	47,428,000
Retained earnings	54,148,000	62,359,000	63,520,000
Treasury stock 3,682,199 shares, at cost	(39,795,000)	(39,795,000)	(39,795,000)
Total stockholders’ equity	62,406,000	70,283,000	71,317,000

Total liabilities and stockholders’ equity	$98,228,000	$110,997,000	$110,796,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTY-NINE WEEKS ENDED

(Unaudited)

	October 2, 2010	September 26, 2009

Net sales	$150,649,000	$154,813,000

Cost of sales, including buying and occupancy	93,099,000	93,574,000

Gross profit	57,550,000	61,239,000

Expenses:
Store operating expenses	55,766,000	57,840,000
General and administrative expenses	15,048,000	13,341,000
Employee separation charge	—	2,121,000
Total expenses	70,814,000	73,302,000

Operating loss	(13,264,000)	(12,063,000)

Other income (expense):
Interest expense	(94,000)	(146,000)
Interest income	117,000	178,000
Total other income, net	23,000	32,000

Loss before income taxes	(13,241,000)	(12,031,000)

Income tax benefit	(5,030,000)	(4,498,000)

Net loss	$(8,211,000)	$(7,533,000)

Basic loss per share	$(0.64)	$(0.59)

Diluted loss per share	$(0.64)	$(0.59)

Basic weighted average shares outstanding	12,774,000	12,810,000

Diluted weighted average shares outstanding	12,774,000	12,810,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

	October 2, 2010	September 26, 2009

Net sales	$45,524,000	$44,941,000

Cost of sales, including buying and occupancy	29,622,000	30,727,000

Gross profit	15,902,000	14,214,000

Expenses:
Store operating expenses	17,959,000	18,590,000
General and administrative expenses	6,033,000	4,357,000
Employee separation charge	—	2,121,000
Total expenses	23,992,000	25,068,000

Operating loss	(8,090,000)	(10,854,000)

Other income (expense):
Interest expense	(27,000)	(48,000)
Interest income	32,000	52,000
Total other income, net	5,000	4,000

Loss before income taxes	(8,085,000)	(10,850,000)

Income tax benefit	(3,058,000)	(4,067,000)

Net loss	$(5,027,000)	$(6,783,000)

Basic loss per share	$(0.39)	$(0.53)

Diluted loss per share	$(0.39)	$(0.53)

Basic weighted average shares outstanding	12,780,000	12,748,000

Diluted weighted average shares outstanding	12,780,000	12,748,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED

(Unaudited)

	October 2, 2010	September 26, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(8,211,000)	$(7,533,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,040,000	8,757,000
Employee separation charge	—	2,121,000
Provision for sales allowance and doubtful accounts, net	(53,000)	(57,000)
Stock-based compensation	311,000	273,000
Non-cash interest expense on note payable	28,000	48,000
Deferred income taxes	(5,039,000)	(2,343,000)
Gift card breakage	(145,000)	(173,000)
Amortization of deferred income for co-branded credit card	(490,000)	(319,000)
Amortization of deferred rent	(2,067,000)	(1,549,000)

Change in assets and liabilities:
Decrease in receivables and income tax receivables	4,826,000	4,900,000
Decrease (increase) in inventories	(2,685,000)	1,887,000
Decrease in prepaid expenses and other current assets	683,000	671,000
Increase in accounts payable	1,325,000	1,301,000
Decrease in accrued liabilities, accrued compensation and other liabilities	(2,726,000)	(951,000)

Net cash provided by (used in) operating activities	(7,203,000)	7,033,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities	(14,501,000)	(31,040,000)
Maturities of marketable securities	22,635,000	28,817,000
Certificates of deposit — restricted	(1,000,000)	(1,500,000)
Purchase of equipment and leasehold improvements	(2,455,000)	(1,278,000)
Proceeds from insurance recovery	125,000	—

Net cash provided by (used in) investing activities	4,804,000	(5,001,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of note payable	(634,000)	(952,000)
Repurchase of common stock	—	(586,000)

Net cash used in financing activities	(634,000)	(1,538,000)

Net increase (decrease) in cash and equivalents	(3,033,000)	494,000
Cash and equivalents, at beginning of period	5,516,000	4,835,000
Cash and equivalents, at end of period	$2,483,000	$5,329,000

Supplemental disclosure of cash flow information:

Interest paid	$67,000	$152,000
Income taxes paid	$119,000	$269,000
Accrued equipment and leasehold improvements	$51,000	$10,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” or “our” means Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. Under the trade name “Cache”, we operated 281 women’s apparel specialty stores, as of October 2, 2010.

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

2.              STOCK BASED COMPENSATION

Stock-based compensation expense for all stock-based awards programs, including grants of stock options, is recorded in accordance with “Compensation-Stock Compensation”, Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). During the 39 and 13-week periods ended October 2, 2010, the Company recognized approximately $311,000 and $113,000, respectively, in stock-based compensation expense and for the same periods ended September 26, 2009, the Company recognized approximately $273,000 and $156,000 respectively. The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. The Company granted 40,000 options during the 39-week period ended October 2, 2010, as compared to no options being granted during the 39-week period ended September 26, 2009.  No excess tax benefits were recognized from the exercise of stock options during fiscal 2010 and 2009. During the first quarter of fiscal 2010, 20,000 shares of the Company’s common stock were issued for services to its board members. The total fair value of the issued common stock was approximately $92,000 of which, approximately $69,000 and $23,000 were included in stock-based compensation expense for the 39 and 13-week periods ended October 2, 2010, respectively. The remaining cost is expected to be recognized over the remainder of fiscal 2010.

During the 39 and 13-week periods ended October 2, 2010, the Company granted restricted stock awards representing 214,000 and 202,000 shares respectively, of the Company’s common stock, which had a weighted-average grant date fair value of $5.52 and $5.48, respectively. Two-thirds of these restricted stock awards will contingently vest over a four year period, based on the Company meeting performance goals, and one-third will vest over the requisite service period.

The weighted-average grant date fair value of options granted during the 39-week period ended October 2, 2010 was $1.79. The grant date fair value is calculated using the Black-Scholes option valuation model. The following assumptions were used during the 39-week period ended October 2, 2010:

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

3.              BASIC AND DILUTED EARNINGS PER SHARE

Basic loss per share has been computed based upon the weighted average of common shares outstanding. Diluted loss per share also includes the dilutive effect of potential common shares (dilutive stock options and unvested restricted stock awards) outstanding during the period. Loss per common share has been computed as follows:

	39-Weeks Ended		13-Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Net loss	$(8,211,000)	$(7,533,000)	$(5,027,000)	$(6,783,000)
Basic weighted number of average shares outstanding	12,774,000	12,810,000	12,780,000	12,748,000
Diluted weighted average number of shares outstanding	12,774,000	12,810,000	12,780,000	12,748,000

Net loss per share - Basic	$(0.64)	$(0.59)	$(0.39)	$(0.53)
- Diluted	$(0.64)	$(0.59)	$(0.39)	$(0.53)

Options and unvested restricted common shares of 1,069,001 and 779,338 were excluded from the computation of diluted loss per share for the 39-week periods of fiscal 2010 and 2009, respectively, because of the net loss incurred by the Company.

4.              RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310)Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. ASU 2010-20 is effective for financial statements issued for interim and annual periods ending on or after December 15, 2010 except for disclosures about activity that occurs during a reporting period, which are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-20 to have a material impact on its consolidated financial statements.

In April 2010, FASB issued Accounting ASU 2010-18, Receivables (Topic 310) Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset, which provides that modification of loans that are accounted for within a pool will not result in the removal of those loans from the pool even if the modification of those loans would be considered a troubled debt restructuring. An entity will be required to consider whether the pool of assets in which the loan is included is impaired, if expected cash flows for the pool change. ASU 2010-18 is effective prospectively in the first interim or annual period ending on or after July 15, 2010. Effective October 2, 2010, the Company adopted ASU 2010-18, which did not have any impact on its consolidated financial statements.

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

As of October 2, 2010, the Company’s marketable securities primarily consist of short-term United States Treasury bills. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company’s held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

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

The fair value of our marketable securities, which was determined based upon Level 1 inputs, totaled $21.9 million, $30.0 million and $27.4 million as of October 2, 2010, January 2, 2010 and September 26, 2009, respectively. For the fiscal periods ended October 2, 2010, January 2, 2010 and September 26, 2009, the aggregate amount of marketable securities (maturing greater than 90 days and less than one year) totaled approximately $21.9 million, $30.0 million and $27.4 million, respectively. The Company noted small variances between the book value and fair value due to the remaining unamortized premiums. As a result, no impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments. Interest income is recognized when earned.

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

6.              RECEIVABLES

	October 2,	January 2,	September 26,
	2010	2010	2009
Construction allowances	$126,000	$507,000	$177,000
Third party credit cards	1,598,000	2,142,000	1,960,000
Accounts receivable, net	—	62,000	101,000
Other	296,000	700,000	475,000
	$2,020,000	$3,411,000	$2,713,000

At October 2, 2010, the Company’s income tax receivable was $81,000, which represents the federal and state income tax refunds the Company expects to receive from its fiscal 2009 tax returns. During the 39-week period ended October, 2010, the Company received payments of $3.3 million against the $3.4 million receivable, which was recorded in fiscal 2009. During fiscal 2009, the Company recorded income tax receivables of $3.4 million, which resulted from estimated tax payments of approximately $200,000 made during fiscal 2009 and 2008 combined with a refund of $3.2 million, generated as a result of the carry back on the net loss incurred for fiscal 2009.

7.              INVENTORIES

	October 2,	January 2,	September 26,
	2010	2010	2009
Raw materials	$1,410,000	$1,253,000	$1,911,000
Work in process	1,631,000	1,160,000	1,505,000
Finished goods	16,202,000	14,186,000	17,018,000
	$19,243,000	$16,599,000	$20,434,000

8.              EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	October 2,	January 2,	September 26,
	2010	2010	2009

Leasehold improvements	$51,315,000	$51,861,000	$53,011,000
Furniture, fixtures and equipment	34,648,000	33,913,000	38,164,000
	85,963,000	85,774,000	91,175,000
Less: accumulated depreciation and amortization	(59,127,000)	(54,061,000)	(55,451,000)
	$26,836,000	$31,713,000	$35,724,000

9.              GOODWILL AND INTANGIBLE ASSETS

In accordance with “Intangibles -Goodwill and Other”, Topic 350 of the FASB ASC, the Company’s goodwill and its indefinite-lived intangible assets are reviewed annually for impairment or more frequently, if impairment indicators arise. The annual valuation process is performed during the fourth quarter of each year. The carrying value of goodwill as of October 2, 2010, January 2, 2010 and September 26, 2009 was $9.1 million.

The carrying amounts of net intangible assets as of October 2, 2010, January 2, 2010 and September 26, 2009 are as follows:

	October 2,	January 2,	September 26,
	2010	2010	2009
Indefinite-lived intangible assets:
Trademarks-Cache	$102,000	$102,000	$102,000
Trademarks-Mary L	—	—	620,000
	102,000	102,000	722,000

Definite-lived intangible assets:
Customer relationships	—	—	300,000
Favorable market lease	—	—	160,000
	—	—	460,000
Less: accumulated amortization	—	—	(170,000)
	—	—	290,000

Total intangible assets, net	$102,000	$102,000	$1,012,000

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

10.       ACCRUED LIABILITIES

	October 2,	January 2,	September 26,
	2010	2010	2009
Gift cards, merchandise credit cards and other customer deposits and credits	$3,338,000	$3,817,000	$3,077,000
Taxes, including income taxes	2,025,000	2,807,000	1,555,000
Operating expenses	2,301,000	2,007,000	1,927,000
Employee separation settlement	—	1,375,000	—
Deferred income — co-branded credit card program	724,000	568,000	510,000
Sales return reserve	385,000	470,000	411,000
Group insurance	497,000	481,000	502,000
Leasehold additions	51,000	234,000	10,000
Exit costs	—	24,000	254,000
	$9,321,000	$11,783,000	$8,246,000

Leasehold additions generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.

11.       OTHER LIABILITIES

The Company’s other liabilities are comprised of the following:

	October 2, 2010	January 2, 2010	September 26, 2009
Deferred rent	$12,232,000	$13,913,000	$14,130,000
Deferred income — co-branded credit card program	1,871,000	1,893,000	1,828,000
Employee separation settlement	—	—	1,244,000
	$14,103,000	$15,806,000	$17,202,000

12.       CREDIT FACILITY

On April 22, 2010, the Company entered into a new one year credit facility with Bank of America (the “Bank”). Under this facility, the Company may direct the Bank to issue letters of credit up to a total of $2,500,000. Any outstanding letters of credit under this facility are collateralized by granting to the Bank a security interest in various certificates of deposit held by the Company and its subsidiaries with the Bank amounting to a total of $2,500,000. This one year credit facility will expire on May 1, 2011.

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

There were outstanding letters of credit of $1.7 million under this facility at October 2, 2010.

13.       EMPLOYEE SEPARATION CHARGE

On September 23, 2009, the Company entered into separation agreements with two of its then executives.  During the third quarter of fiscal 2009, the Company recorded a pre-tax charge of $2.1 million, which included future payments of $1.9 million, a charge of $204,000 for the remaining net book value of the non-compete agreements and a charge of $23,000 for the vested portion of stock-awards that the Company purchased back from these former executives.

Pursuant to one of these separation agreements, the former executive may receive payments of up to $500,000 in the aggregate, based on the achievement by the Company over the next 4 years of certain net income targets set forth in the agreement.  As of October 2, 2010, no accrual was recorded for this earn-out provision.

14.       INCOME TAXES

The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. At January 2, 2010, the Company maintained $4.5 million of net deferred tax assets, of which approximately $919,000 related to state tax net operating loss carry-forwards. In addition, during the 39-week period ended October 2, 2010, the Company recorded an income tax benefit of $5.0 million, primarily related to the net loss incurred. The Current portion of deferred tax assets and liabilities of $2.0 million is included in prepaid expenses and other current assets, while the Non-current portion of deferred tax assets and liabilities of $7.6 million is included in other assets, on the Company’s accompanying condensed consolidated balance sheets. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of October 2, 2010, the Company has recorded a $368,000 reserve, net of federal benefit for potential tax contingencies. As of September 26, 2009, the Company reported a reserve balance of $428,000.

15.       COMMITMENTS AND CONTINGENCIES

On June 30, 2010, Chico’s FAS, Inc. and White House|Black Market, Inc. (together referred to as “Chico’s”) filed a lawsuit against the Company in the Supreme Court of the State of New York County of New York.  The complaint alleges, among other things, that two former employees of Chico’s that are currently employed by Cache supplied the Company with confidential information and trade secrets. The Company believes that Chico’s filed the lawsuit in an effort to undermine Cache in the marketplace. Their allegations were reported in a key trade publication and in an analyst report.  The Company believes the allegations made by Chico’s are without merit and intends to vigorously defend against this lawsuit.

The Company is exposed to a number of asserted and unasserted potential claims.  Management does not believe that the resolution of any of these matters will result in a material loss.  The Company had no guarantees, subleases or assigned lease obligations as of October 2, 2010, January 2, 2010 or September 26, 2009.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 39-week and 13-week periods ended October 2, 2010 and September 26, 2009, respectively, expressed as a percentage of net sales.

	39-Weeks Ended		13-Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.8	60.4	65.1	68.4
Gross profit	38.2	39.6	34.9	31.6
Store operating expenses	37.0	37.4	39.4	41.4
General and administrative expenses	10.0	8.6	13.3	9.7
Employee separation charge	0.0	1.4	0.0	4.7
Operating loss	(8.8)	(7.8)	(17.8)	(24.2)
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Interest income	0.1	0.1	0.1	0.1
Loss before income taxes	(8.8)	(7.8)	(17.8)	(24.1)
Income tax benefit	(3.3)	(2.9)	(6.7)	(9.0)
Net loss	(5.5)%	(4.9)%	(11.1)%	(15.1)%

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	39-Weeks Ended		13-Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Total store count, at end of period	281	289	281	289
Net sales increase (decrease)	(2.7)%	(22.5)%	1.3%	(22.7)%
Comparable store sales decrease	(0.6)%	(21.8)%	(0.2)%	(21.7)%
Average sales per transaction increase (decrease)	(5.5)%	(14.0)%	4.5%	(21.2)%
Average number of transactions increase (decrease)	5.3%	(9.1)%	(4.4)%	(0.7)%
Net sales per average square foot	$248	$250	$75	$74
Total square footage, at end of period (in thousands)	568	584	568	584

Net sales

During the 39-week period ended October 2, 2010, net sales decreased to $150.6 million from $154.8 million, a decrease of $4.2 million, or 2.7%, as compared to the same 39-week period last year. This reflects a decrease of $2.6 million from our non-comparable store sales, a decrease of $973,000 of net sales from our Mary L. division, which the Company discontinued during the first quarter of fiscal 2010, $882,000 or 0.6% decrease in comparable store sales, which were offset by a small increase in income recognized from our co-branded credit card. The decrease in net sales during the 39-week period of fiscal 2010 was primarily due to macroeconomic events, which resulted in a reduction in mall traffic where our stores are located, coupled with a shift in consumer spending patterns that favored lower priced or discounted merchandise. The decrease in net sales at our stores for the 39-week period ended October 2, 2010, reflected a 5.5% decrease in average dollars per transactions and a 5.3% increase in sales transactions.

During the 13-week period ended October 2, 2010, net sales increased to $45.5 million from $44.9 million, an increase of $583,000 or 1.3%, as compared to the same 13-week period last year. This reflects an increase of $660,000 from our non-comparable store sales, $121,000 or 100.0% decrease in Mary L. sales, which the Company discontinued during the first quarter of fiscal 2010, in addition to essentially flat comparable store sales along with a small increase in income recognized from our co-branded credit card. The increase in net sales in the third quarter at our stores reflected a 4.5% increase in average dollars per transaction, partially offset by a 4.4% decrease in sales transactions.

Gross profit

During the 39-week period ended October 2, 2010, gross profit decreased to $57.6 million from $61.2 million, a decrease of $3.6 million, or 6.0%, as compared to the same 39-week period last year. This decrease was primarily due to lower net sales, an increase in markdowns, coupled with an increase in operational costs related to our design, production and sourcing departments. As a percentage of net sales, gross profit decreased to 38.2% from 39.6% for the fiscal 2010 39-week period, as compared to the prior year period.

During the 13-week period ended October 2, 2010, gross profit increased to $15.9 million from $14.2 million, an increase of $1.7 million or 11.9%, as compared to the same 13-week period last year. This increase was primarily due to lower markdowns. As a percentage of net sales, gross profit increased to 34.9% from 31.6% for the current 13-week period, as compared to the prior year period.

Store operating expenses

During the 39-week period ended October 2, 2010, store operating expenses decreased to $55.8 million from $57.8 million, a decrease of $2.0 million, or 3.6%, as compared to the same 39-week period last year. Store operating expenses decreased primarily due to a decrease in depreciation of $1.3 million, payroll and payroll related tax expenses of $971,000, store property and real estate taxes of $503,000 and costs associated with store closing and remodeling of $199,000, partially offset by an increase in marketing expense of $1.1 million. The decrease in depreciation expense was due to certain assets being fully depreciated as of fiscal 2009, coupled with the impairment of 23 underperforming stores during the fourth quarter of fiscal 2009. The decrease in payroll and payroll related expenses was due to decrease in the number of employees, as compared to the 39-week period last year. The decrease in store property and real estate taxes was primarily due to a decrease in the number of stores in fiscal 2010, as compared to fiscal 2009. The increase in marketing expense was due to an increase in spending for direct mail and costs associated with printed materials. As a percentage of net sales, store operating expenses decreased to 37.0% from 37.4% for the fiscal 2010 39-week period, as compared to the prior year period.

During the 13-week period ended October 2, 2010, store operating expenses decreased to $18.0 million from $18.6 million, a decrease of $631,000, or 3.4%, as compared to the same 13-week period last year. Store operating expenses decreased primarily due to a decrease in depreciation of $672,000, store property and real estate taxes of $147,000 and costs associated with store closing and remodeling of $152,000, partially offset by an increase in marketing expenses of $460,000. The decrease in depreciation expense was due to certain assets being fully depreciated in fiscal 2009, coupled with the impairment of 23 underperforming stores during the fourth quarter of fiscal 2009. The decrease in store property and real estate taxes was primarily due to a decrease in the number of stores in fiscal 2010, as compared to fiscal 2009. The increase in marketing expense was due to an increase in spending for direct mail and costs associated with printed materials. As a percentage of net sales, store operating expenses decreased to 39.5% from 41.4% for the fiscal 2010 13-week period, as compared to the prior year period.

General and administrative expenses

During the 39-week period ended October 2, 2010, general and administrative expenses increased to $15.0 million from $13.3 million, an increase of $1.7 million or 12.8%, due to an increase in legal fees primarily associated with the Chico’s lawsuit. See Note 15 herein for additional information. As a percentage of net sales, general and administrative expenses increased to 10.0% from 8.6% in fiscal 2010, primarily due to the reduction in net sales in fiscal 2010 and an increase in general and administrative expenses described above.

During the 13-week period ended October 2, 2010, general and administrative expenses increased to $6.0 million from $4.4 million, an increase of $1.6 million or 38.5%, as compared to the same 13-week period last year due to an increase in legal fees primarily associated with the Chico’s lawsuit. As a percentage of net sales, general and administrative expenses increased to 13.3% from 9.7% in fiscal 2010, due to an increase in general and administrative expenses.

Employee separation charge

For the 39 and 13-week periods ended September 26, 2009, the Company incurred a pre-tax charge $2.1 million ($1.3 million after tax or $0.10 per diluted share). The charge resulted from separation agreements entered into with its certain then executives. The $2.1 million charge also includes a charge of $204,000 for the remaining net book value of the non-compete agreements contained in their employment agreements with the Company, which were terminated pursuant to the separation agreements.

Other income/(expense)

During the 39-week period ended October 2, 2010, other income (expense) decreased to $23,000 from $32,000, a decrease of $9,000 or 28.1%, as compared to the same 39-week period last year. This decrease was due to a reduction in interest expense of $52,000 offset by a decrease in interest income of $61,000.

During the 13-week period ended October 2, 2010, other income (expense) increased to $5,000 from $4,000, an increase of $1,000 or 25.0%, as compared to the same 13-week period last year. This increase was due to a reduction in interest expense of $21,000 offset by a reduction in interest income of $20,000.

Income taxes

During the 39-week period ended October 2, 2010, an income tax benefit of $5.0 million was recorded, as compared to an income tax benefit of $4.5 million in the same 39-week period last year. During the 13-week period ended October 2, 2010, an income tax benefit of $3.1 million was recorded, as compared to an income tax benefit of $4.1 million in the same 13-week period last year. The estimated effective tax rate for fiscal 2010 is projected to be 38.3%, as compared to the fiscal 2009 estimate of 37.4%.

Net loss

As a result of the factors discussed above, net loss of $8.2 million and $5.0 million were recorded during the 39 and 13-week periods ended October 2, 2010, respectively. In fiscal 2009, net loss of $7.5 million and $6.8 million were recorded during the 39 and 13-week periods ended September 26, 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements are primarily for working capital, inventory for new stores, construction of new stores, remodeling of existing stores and to improve and enhance our information technology systems. We have historically satisfied our cash requirements principally through cash flow from operations. During the 39-week period ended October 2, 2010, we used $7.2 million of cash flow from operations, as compared to $7.0 million generated during the same period in fiscal 2009. We expect to continue to meet our operating cash requirements primarily through cash flows from operating activities, existing cash and equivalents, and short-term investments. At October 2, 2010, we had working capital of $33.0 million, cash and marketable securities of $26.8 million and $2.2 million in third party debt outstanding related to the purchase of Adrienne Victoria Designs, Inc. (“AVD”). The cash and marketable securities at October 2, 2010, included certificates of deposit of $2.5 million, that have been placed by the Company as collateral against a one year credit facility.

The following table sets forth our cash flows for the periods indicated:

	39-Weeks Ended
	October 2, 2010	September26, 2009
Net cash provided by (used in) operating activities	$(7,203,000)	$7,033,000
Net cash provided by (used in) investing activities	4,804,000	(5,001,000)
Net cash used in financing activities	(634,000)	(1,538,000)
Net increase (decrease) in cash and equivalents	$(3,033,000)	$494,000

During the 39-week period ended October 2, 2010, cash and equivalents decreased by $3.0 million, primarily as a result of the operating loss incurred during fiscal 2010. Decrease in accrued liabilities, accrued compensation and other liabilities ($2.7 million) is principally due to payment on the remaining $1.4 million owed to one of the Company’s former executive, as part of an employee separation agreement entered into in fiscal 2009. Seasonal increase in inventories ($2.7 million) coupled with the purchase of equipment and leasehold improvements ($2.5 million), also contributed to the decrease in cash and equivalents. These decreases in cash were offset by net maturities of marketable securities ($8.1 million), combined with a decrease in receivables and income tax receivables ($4.8 million), primarily due to $3.3 million collected from income tax receivable recorded in fiscal 2009.

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

The Company had outstanding letters of credit of $1.7 million, $660,000 and $1.1 million at October 2, 2010, January 2, 2010 and September 26, 2009, respectively.

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

Many of our suppliers rely on working capital financing to fund their operations.  As a result of current economic conditions, lenders continue to maintain stringent credit standards and terms. To the extent that any of our suppliers are unable to obtain adequate credit or their borrowing costs increase, the supplier may cease operations, we may experience delays in obtaining products, the suppliers may increase their wholesale prices to us or they may modify payment terms in a manner that is unfavorable to us.  Any of the foregoing or other unforeseen circumstances could adversely affect our net sales or gross margins, which could adversely affect our business, financial condition and results of operations.

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

Inventories. Our finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation, which results in a carrying value at the lower of cost or market. Inventories other than finished goods at retail stores, called production inventory, primarily consists of piece goods, trim and work-in-process. It is the Company’s policy to value the production inventory, which makes up approximately 15.8% of Company’s total inventory, at lower of cost or market value using first-in-first-out valuation method. The Company reviews the inventory for factors such as age, obsolescence, potential use, or other factors that may indicate a decline in its value. The Company records a reserve against the cost of the production inventory to account for any decline in its value.

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

•                  store closings; or

•                  underperforming business trends.

The Company evaluates finite long-lived assets in accordance with “Impairment or Disposal of Long-Lived Assets” under Topic 360 “Property, Plant and Equipment” of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). Finite-lived assets are evaluated for recoverability in accordance with Topic 360 of the FASB ASC whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges were recorded during the 39-week periods ended October 2, 2010 and September 26, 2009. The Company recorded an impairment charge of $1.9 million for 23 underperforming stores during the fourth quarter of fiscal 2009.

Goodwill and Intangible Assets. The Company evaluates its Goodwill and Intangible assets in accordance with “Intangibles -Goodwill and Other”, Topic 350 of the FASB ASC.  This guidance requires ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. The Company performs impairment testing, which considers the Company’s fair value to determine whether an impairment charge related to the carrying value of the Company’s recorded goodwill and other intangible assets, associated with its AVD reporting unit, is necessary. This is reevaluated annually during the fourth quarter, or more frequently if necessary. The Company considers many factors in evaluating whether the carrying value of the recorded goodwill will be recoverable. Factors used to determine this primarily include declines in stock price and the market capitalization in relation to the book value of the Company, discounted projected cash flows of the reporting unit and valuation of companies comparable to the reporting unit. No impairment charges were recorded during the 39-week periods ended October 2, 2010 and September 26, 2009. An impairment charge of $891,000 was recorded against the carrying value of intangible assets associated with its wholesale division—Mary L., during the fourth quarter of fiscal 2009, related to the discontinuance of Mary L. Pursuant to the employee separation agreements entered into with two of the Company’s then officers, the Company recorded a pre-tax charge of $204,000 during the third fiscal quarter of 2009 for the remaining net book value of the non-compete agreements contained in their employment agreements.

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

Gift Cards, Gift Certificates and Credits. The Company sells gift cards and gift certificates (“Gift Cards”) and issues credits to its customers when merchandise is returned (“Merchandise Credits”), which do not expire. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card and Merchandise Credit being redeemed by the customer is remote (“Gift Card breakage”), since the Company has determined that it does not have a legal obligation to remit the unredeemed value to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns and the remaining unredeemed percentage at the end of our historical data of 3.5 years. Historical redemptions of Gift Cards ranged from 64% in the first quarter to 0.03% in the fourteenth quarter subsequent to the issue date, resulting in an average of approximately 95% redeemed or 5% unredeemed Gift Cards over the historical data of 3.5 years. We have determined that redemption would be remote based on the fact that, by the fourteenth quarter since issue date, the redemption rate approximated 0%, indicating that the probability of such cards being redeemed is remote. As such, we have recorded breakage income based upon this 5%, which is reviewed on a quarterly basis for propriety. Breakage income represents the balance of Gift Cards and Merchandise Credit, for which the Company believes the likelihood of redemption by the customer, is remote. At that time, the Company will recognize breakage income for those Gift Cards and Merchandise Credits. The Company recorded $145,000 and $173,000 of breakage income during the 39-week periods ended October 2, 2010 and September 26, 2009, respectively.

Revenue Recognition.  Sales are recognized at the “point of sale,” which occurs when merchandise is sold in an “over-the-counter” transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges/(credits) resulting from revisions to estimates on our sales return provision were approximately $(85,000) and $(139,000) for the 39-week periods ended October 2, 2010 and September 26, 2009, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred at our stores for shipping and handling are included in cost of sales. The Company records revenues net of applicable sales tax.

The Company’s co-branded customer credit card program, which was introduced during fiscal 2007, entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. During the 39-week periods ended October 2, 2010 and September 26, 2009, the Company received $623,000 and $884,000, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards was $490,000 and $319,000 for the 39-week periods ended October 2, 2010 and September 26, 2009, respectively.

The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded was $267,000 and $230,000 for the 39-week periods ended October 2, 2010 and September 26, 2009, respectively.

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

Income Taxes. The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. At January 2, 2010, the Company maintained $4.5 million of net deferred tax assets, of which, approximately $919,000 related to state tax net operating loss carry-forwards. In addition, during the 39-week period ended October 2, 2010, the Company recorded an income tax benefit of $5.0 million, primarily related to the net loss incurred. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of October 2, 2010, the Company has recorded a $368,000 reserve, net of federal benefit for potential tax contingencies. As of September 26, 2009, the Company reported a reserve balance of $428,000.

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

During the 13-weeks ended October 2, 2010 there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s  internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 30, 2010, Chico’s FAS, Inc. and White House|Black Market, Inc. (together referred to as “Chico’s”) filed a lawsuit against the Company in the Supreme Court of the State of New York County of New York. The complaint alleges, among other things, that two former employees of Chico’s that are currently employed by Cache supplied the Company with confidential information and trade secrets. The Company believes that Chico’s filed the lawsuit in an effort to undermine Cache in the marketplace. Their allegations were reported in a key trade publication and in an analyst report.  The Company believes the allegations made by Chico’s are without merit and intends to vigorously defend against this lawsuit.

The Company is exposed to a number of asserted and unasserted potential claims.  Management does not believe that the resolution of any of these matters will result in a material loss.  The Company had no guarantees, subleases or assigned lease obligations as of October 2, 2010, January 2, 2010 or September 26, 2009.

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

Dated: November 10, 2010
CACHE, INC.

BY:	/s/ Thomas E. Reinckens
Thomas E. Reinckens
Chairman and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Margaret Feeney
Margaret Feeney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)