Form 10-K
period 2011-01-01
CACHE INC
filed 2011-04-01
CIK 350199

Use these links to rapidly review the document

CACHE, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED JANUARY 1, 2011, JANUARY 2, 2010, AND DECEMBER 27, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 1, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

Commission file number 0-10345

CACHE, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-1588181 (IRS Employer Identification No.)
1440 Broadway, New York, New York (Address of principal executive offices)	10018 (Zip Code)

Registrant's telephone number, including area code: (212) 575-3200

          Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, $.01 par value	Nasdaq Global Select Market

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $56 million as of July 2, 2010, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of $5.25 of the registrant's Common Stock as reported on the Nasdaq Global Select Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

          As of April 1, 2011, 12,820,711 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant's 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant's fiscal year ended January 1, 2011.

CACHE, INC.
FORM 10-K ANNUAL REPORT
JANUARY 1, 2011

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

        Except for the historical information and current statements contained in this Annual Report, certain matters discussed herein, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Forward-looking statements, written, oral or otherwise made, represent the Company's expectation or belief concerning future events. Without limiting the foregoing, the words "believes," "thinks," "anticipates," "estimates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Actual results and timing of certain events could differ materially from those projected in or contemplated by forward-looking statements due to a number of important factors, including, without limitation, general economic conditions and consumer spending patterns, industry trends, merchandise and fashion trends, competition, vendor procurement issues, the ability to obtain financing and the factors discussed under "Item 1A. Risk Factors." The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable securities laws.

PART I

ITEM 1.    BUSINESS

OVERVIEW/RECENT DEVELOPMENTS

        We are a nationwide, mall and web based specialty retailer of lifestyle sportswear and dresses targeting style-conscious women. Our merchandise offerings extend from elegant eveningwear to sophisticated casual and daytime sportswear, which encompasses a variety of tops, bottoms, dresses and accessories, all of which are sold under our Cache brand. We believe the appeal of our merchandise is enhanced through the intimate boutique-like environment we offer to our customers. This environment is achieved through a high level of customer service combined with our smaller store format, which averages approximately 2,000 square feet. As of January 1, 2011, we operated 282 stores, primarily situated in central locations in high traffic, upscale malls, in 43 states, Puerto Rico and the U.S. Virgin Islands.

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

        We continued to face a challenging retail environment in fiscal 2010, as the economic landscape remained unsettled and consumers remained cautious. Our business continued to be negatively affected, which resulted in decreased net sales in fiscal 2010. We were disappointed in our operating results, as the macroeconomic environment impacted our results for fiscal 2010.

        We added key executives to the organization, in late 2009 and early 2010, within the design, merchandising and production areas. With these strategic changes to our organization, we intend to improve both our merchandise and overall performance, while placing Cache in a more competitive position with other specialty retailers.

        During the fourth quarter of fiscal 2010, we recorded a pre-tax impairment charge of approximately $9.1 million against the remaining carrying value of goodwill for our Adrienne Victoria Designs, Inc. ("AVD") reporting unit, coupled with an impairment charge of approximately $974,000 for 15 underperforming stores. See Item 7 and Notes 6 and 10 to the consolidated financial statements contained herein for additional details.

        On April 22, 2010, we amended our one year credit facility with Bank of America (the "Bank"). Under this facility, we may direct the Bank to issue letters of credit up to a total of $2.5 million. Any outstanding letters of credit under this facility are collateralized by a security interest in various certificates of deposit held by us and our subsidiaries with the Bank, amounting to a total of $2.5 million. This one year credit facility will expire on May 1, 2011. We are currently reviewing our future requirements for a credit facility and we plan to initiate discussion with our bankers to renew this credit line or negotiate a new credit facility.

        During 2010, we worked with our store design team to develop a new prototype store. The goal was to create a modern, feminine and inviting place for our customers to shop, while showcasing our merchandise in an appealing manner. Our new cash-wrap area combines both modern and traditional elements and our new fitting room design creates a more feminine and glamorous environment for our customers. The new prototype includes fixtures that allow for flexibility in displaying merchandise, as well as ease of shopping. We believe our new design creates an overall softer, warmer store environment that a woman feels comfortable in while enjoying her shopping experience. We will utilize this new prototype for future store openings, as well as for major remodeling to existing stores.

        We currently do not anticipate opening any new Cache stores in fiscal 2011 and plan to remodel approximately five stores. During fiscal 2010, we closed eight stores and, to date, during fiscal 2011, we closed two stores and expect to close another two stores, in the normal course of business.

Merchandising, Design and Production

        Our merchandising focuses on providing an attractive selection of sportswear and dresses extending from casual and daytime sportswear into elegant day and eveningwear, as well as a collection of complementary accessories. All of our merchandise is sold under our own Cache label.

        During the fourth quarter of 2009 and in early 2010, we added new personnel to revamp the merchandise design selection and flow. With these key additions to the organization, Cache has begun to shift from a retailer who relied heavily on a fast-track calendar, typically a three-month calendar, to a more traditional design and production calendar, typically a six-month calendar. The shift to a traditional calendar provides us with a greater ability to source higher-quality fabrics and trims, thereby adding special details to elevate the appeal of our offerings. With our earlier planning schedule, we have been able to reduce our sourcing costs, which we believe will lead to improved gross margins.

        Our merchandising strategy continues to focus on sophisticated fashion apparel and day-into-evening dresses. We plan to continue to appeal to our existing Cache customers, while broadening our customer reach. Our goal is to serve more of our customers' lifestyle needs, in an effort to increase shopping frequency, while also attracting new customers to our stores.

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

        The following table indicates the percentage of net sales by merchandise category at our retail stores for each of the periods indicated below:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 1, 2011	January 2, 2010	December 27, 2008
Sportswear	57.9%	57.3%	60.7%
Dresses	33.3	32.8	30.4
Accessories	8.8	9.9	8.9

Total	100.0%	100.0%	100.0%

        The percentage of net sales represented by dresses at our stores is typically higher in the first half of the year, due to the prom season.

Design

        Our merchandise offerings are organized around the spring and fall seasons. Our design team consists of seasoned designers who have experience in the apparel industry, and are given a significant amount of creative freedom in the design process. Following the end of a season, our merchandising team reviews data from that season's results, as well as market research, retail trends and trade shows. Based on this information, our team develops seasonal themes, which influence our exclusive designs for the following year.

        Prior to each season, our design team selects specific styles that reflect seasonal themes. The design team collaborates, with our merchants to adjust test garments for color and style to ensure our offerings reflect the appropriate balance between fashion content and marketability. Our team then works with our technical department, fit models and manufacturers to guarantee our fit and high-comfort standards are met. Our direct sourcing ability and close relationships with our vendors facilitate a fluid design cycle that enables us to create fashion-forward, exclusive styles.

        Accessories are manufactured for us by third party vendors, a process that allows our design and merchandising team to focus on our core apparel offerings. We also maintain close relationships with our accessory vendors, so that our accessories complement our seasonal themes and palettes.

Planning and Merchandising

        We conduct our planning process based on our historical point-of-sale data, economic trends, seasonality and anticipated demand. We determine at a corporate level the composition and amount of our merchandise by product, print, color, style and size for each collection. We are then able to negotiate bulk material purchases with suppliers, which we believe enables us to obtain better pricing.

        Our merchandising and planning teams determine the appropriate level and type of merchandise for each store. Following receipt at our stores, the merchandising staff obtains daily sales information and store-level inventory generated by our point of sale ("POS") system. Based upon this data, management makes decisions with respect to re-orders, store transfers and markdowns.

        We deliver to our stores a cohesive collection with focused assortments that encompass tops, bottoms, dresses and accessories, which allow our customers to purchase outfits and create a full wardrobe.

Production, Sourcing and Distribution

        Our in-house production team coordinates the sourcing of most merchandise purchases whether it is directly sourced from a third party factory or purchased as finished goods from a third party vendor.

        Our direct sourcing merchandise involves the purchasing directly from third party domestic and overseas factories. Direct sourcing involves sourcing materials and arranging for the manufacture of goods designed by Cache's design team, as opposed to purchasing finished goods from a third party vendor. Merchandise direct sourced through our in-house production team is distributed to our stores via a third party distribution facility.

        Merchandise that is not direct sourced is purchased as finished goods through third party vendors. Merchandise purchased in this manner is usually drop shipped to our stores by the third party vendors. During fiscal 2010, the Company purchased approximately 52% of our product through this channel.

        Our five largest vendors which consist of third party vendors and factories accounted for 23% of the dollar volume of our purchases and our largest vendor accounted for 10% of the dollar volume of our purchases during fiscal 2010.

        We receive finished goods using one of two methods. Merchandise is either shipped to our third party distribution center, or it is drop shipped directly to our stores from third party vendors. We also use a third party distribution center for merchandise replenishment which includes both, direct sourced merchandise and third party vendors' merchandise. This ensures that our stores, which experience a rapid sell through of our products are adequately stocked.

        During fiscal 2010, we selected a new e-commerce platform and fulfillment center, which will provide an enhanced web-site that will enrich customer shopping experience from mobile, e-commerce to social networking features. It will enhance our online promotions, merchandise delivery and customer service. The new web-site is expected to be launched in mid 2011.

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

        During 2010, we worked with our store design team to develop a new prototype store. The goal was to create a modern, feminine and inviting place for our customers to shop while showcasing our merchandise in an appealing manner. Our new cash-wrap area combines both modern and traditional elements and our new fitting room design creates a more feminine and glamorous environment for our customers. The new prototype includes fixtures that allows for flexibility in displaying merchandise, as well as ease of shopping. We believe our new design creates an overall softer, warmer store with an environment that a woman feels comfortable in while enjoying her shopping experience. We will utilize this new prototype for future store openings, as well as for major remodeling to existing stores.

        We generally remodel stores as leases come up for renewal. We remodeled 12 Cache stores in fiscal 2010, one store in fiscal 2009 and expect to remodel approximately five stores in fiscal 2011. Most store remodels take from six to eight weeks. During this period, we typically utilize temporary locations in the mall near our existing locations so that customers can continue to shop for our merchandise. Two of the four stores opened in fiscal 2010 were built utilizing the new prototype.

Store Management and Training

        We organize our stores into regions and districts, which are overseen by three regional vice presidents and 30 district managers. Each of our district managers is typically responsible for eight to ten stores. We generally staff a majority of our stores with an average of one opening employee, two mid-day employees and two closing employees.

        We seek to provide our customers with superior customer service. To enhance this part of our strategy, our employees receive in-store training, as well as career path developmental assistance. In addition, our store managers receive both salaries and performance-based incentive bonuses. We pay sales associates and assistant managers on an hourly basis and offer them performance incentives. From time to time, we offer additional incentives, such as sales contests, to both management and sales associates. Additionally, we place special emphasis on the recruitment of fashion conscious and career oriented sales personnel. We train most new store managers in designated training stores and train most other new store sales personnel on the job.

Store Locations

        As of January 1, 2011, we operated 282 stores located in 43 states, as well as Puerto Rico and the U.S. Virgin Islands.

        The following table indicates our stores by state as of January 1, 2011:

Alabama	6	Louisiana	4	Ohio	9
Arizona	5	Maine	1	Oklahoma	2
Arkansas	2	Maryland	5	Oregon	2
California	30	Massachusetts	7	Pennsylvania	8
Colorado	3	Michigan	6	Rhode Island	2
Connecticut	4	Minnesota	3	South Carolina	5
Delaware	1	Mississippi	1	Tennessee	7
Florida	42	Missouri	5	Texas	22
Georgia	9	Nebraska	1	Utah	1
Hawaii	3	Nevada	8	Virginia	11
Illinois	9	New Hampshire	3	Washington	4
Indiana	3	New Jersey	14	West Virginia	1
Iowa	1	New Mexico	1	Wisconsin	2
Kansas	2	New York	12	Puerto Rico	1
Kentucky	3	North Carolina	9	US Virgin Islands	2

        The following table indicates the number of stores opened and closed over the past five fiscal years ended January 1, 2011:

Fiscal Period	Stores Open at Beginning of Period	Stores Opened During Period	Stores Closed During Period	Stores Open at End of Period	Total Square Footage
FY2006	306	34	44	296	600,000
FY2007	296	10	9	297	601,000
FY2008	297	13	14	296	598,000
FY2009	296	4	14	286	576,000
FY2010	286	4	8	282	571,000

New Store Development

        We continually review potential new locations for our stores. We locate our new stores primarily in upscale shopping malls. When selecting a new mall site, we target high traffic locations with suitable demographics and favorable lease economics. When evaluating a new mall location, we also look at the principal and anchor stores in the mall, location of our store within the mall and other specialty stores located in the mall.

        We currently operate five street locations and one outlet store.

        Due to current economic conditions, we do not anticipate opening any new Cache stores during fiscal 2011, unless opportunities become available.

Marketing and Promotion

        Our marketing program currently consists of direct marketing through direct mail and email. Cache maintains a database of approximately 4.6 million names from customers that have provided their contact information. Based on this database, we send mailings during most months targeting various customer groups, in addition to multiple promotional email notifications. Our systems allow us to review how customers respond to various offers and from the customers' response we are able to adjust future offerings.

        Our brand is also supported by visual merchandising, which consists of window displays, front table layouts and various in-store promotions. Visual merchandising is an important component of our marketing and promotion strategy, since our mall locations provide us with significant foot traffic. We make decisions regarding store displays and signage at the corporate level, ensuring a consistent appearance throughout all our stores. In addition, we encourage store management to become involved in community affairs, such as participating in local charity fashion shows, to expand our brand recognition and meet potential customers.

        Our web-site, http://www.cache.com, allows customers to search for Cache store locations, purchase merchandise online, view currently available styles and sign up for email notifications. Over the past three years, web-site sales have increased from approximately $7.3 million in fiscal 2008 to approximately $8.9 million in fiscal 2010, after decreasing to $6.2 million in fiscal 2009.

        In fiscal 2011, we will launch a new enhanced web-site. The new web-site will provide the customers with a seamless shopping experience and the ability for us to showcase our product in a more enticing, desirable manner as well as offering enhanced on-line promotions.

Competition

        The market for women's sportswear, dresses and accessories is highly competitive. We compete primarily with specialty retailers of women's apparel and department stores located in the same mall or a nearby location. We believe our target customers choose to purchase apparel based on the following factors:

  •
  Trend-right style and fashion;

  •
  Fit and comfort;

  •
  Customer service;

  •
  Shopping convenience and environment; and

  •
  Value.

Information Systems

        We have historically invested in information systems to improve sales, gain efficiencies and reduce operating costs. Our information systems integrate all major aspects of our business, including merchandise planning, purchasing, inventory control, distribution, sales and finance. Our POS system, which uses a wide area network allows us to add various functionalities, including the ability to process debit card transactions, centralize credit authorizations, enhance labor scheduling, centralize our customer database, manage our customer loyalty program, speed up customer transaction time and analyze real-time sales data.. During fiscal 2010, we selected a new e-commerce platform and fulfillment center, which will provide an enhanced web-site that will enrich customer shopping experience from mobile, e-commerce to social network features. It will enhance our online promotions, merchandise delivery and customer service. The new web-site is expected to be launched in mid 2011.

Trademarks and Service Marks

        We are the owner in the United States of the "Cache" trademark and service mark. The marks are registered with the United States Patent and Trademark Office. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. Our rights to the aforementioned marks are a significant part of our business. Accordingly, we intend to maintain these marks and the related registration. We are currently unaware of any material claims of infringement or other challenges to our right to use our marks in the United States.

Employees

        As of January 1, 2011, we had approximately 2,204 employees, of whom approximately 1,026 were full-time employees and approximately 1,178 were part-time employees. As of January 1, 2011, we had approximately 2,029 store personnel and approximately 175 non-store personnel. None of these employees are represented by a labor union. We consider our employee relations to be satisfactory.

Available Information

        We make available on our web-site, http://www.cache.com, under "Investor Relations," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission ("SEC").

        Our Code of Business Conduct and Ethics, and Board of Directors' committee charters are also available on our web-site, under "Corporate Governance".

ITEM 1A.    RISK FACTORS

         Macroeconomic conditions have adversely impacted our business and results of operations and may continue to do so.

        The retail sector is affected by macroeconomic factors, including changes in international, national, regional and local economic conditions, employment levels and consumer spending patterns. Furthermore, because our customer traffic and sales volume are largely derived from the volume of consumer traffic in the malls in which we operate, we are adversely affected by general declines in mall traffic. Since the slowdown that began in 2008, the overall economy, financial markets and the related reduction in consumer confidence in the economy have negatively affected results of operations throughout large segments of our industry, including our segment. Accordingly, macroeconomic conditions have adversely affected and continue to adversely affect our results of operations. Continued weakness in or a further worsening of the economy generally or in a number of our markets could adversely affect our financial position and results of operations, cause us to slow our re-modeling of existing locations or cause us to increase store closings.

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

        During fiscal 2011, we do not expect to open any new stores. As the economy improves, we intend to open new stores in future years and to remodel many of our existing stores as their leases come up for renewal. Continued expansion could place demands on our operational, managerial and administrative resources, which could have a material adverse effect on our ability to manage our business. As we open more stores, our resources may come under greater strain and may prove to be inadequate. If we are unable to open new stores or remodel our existing stores as planned, or if our new stores are unsuccessful, it could have a negative impact on our financial performance. Even if we are able to open new stores, some of our newly opened stores may not be commercially successful, possibly resulting in their closure at a significant cost to us or a material adverse effect on our financial condition or results of operations. During fiscal 2010, we closed eight stores and, to date, during fiscal 2011, we closed two stores and expect to close another two stores, in the normal course of business.

         Our expansion into new markets could adversely affect our financial condition and results of operations.

        During fiscal 2011, we do not expect to open any new stores and during fiscal 2010 we opened four new stores. We may open new stores in areas of the United States in which we currently have few or no stores. The expansion into new markets may present competitive, merchandising and administrative challenges that are different from those currently encountered in our existing markets. Any of these challenges could adversely affect our business, financial condition and results of operations. To the extent our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets.

         Our ability to attract new customers to our stores depends heavily on the success of the shopping malls in which we are located.

        All but a few of our existing stores are located in shopping malls. Sales at these stores are derived in large part from the volume of consumer traffic in these malls. In addition, traffic in some of the malls in which we have stores has been adversely affected by store closures and bankruptcies by other tenants, including anchor or other large tenants. We cannot control vacancy rates in the malls in which we have stores, continued popularity of malls as shopping destinations, the solvency of landlords and the level of maintenance and upkeep that they perform or improvements that they make at the malls, development of new shopping malls or the availability or cost of appropriate locations within existing or new shopping malls. A decrease in shopping mall traffic is likely to adversely affect our results of operations.

         Our comparable store sales and quarterly results of operations are affected by many factors that we cannot control.

        Our quarterly results of operations for our individual stores have fluctuated significantly in the past and will continue to fluctuate in the future. Since the beginning of fiscal 2008, our quarterly comparable sales at Cache stores have ranged from an increase of 5% to a decrease of 23%. Our comparable store sales and quarterly results of operations are affected by a variety of factors, most of which we cannot control, including:

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

        We direct source a large portion of our product directly from unaffiliated third party manufacturers. During fiscal 2010, we direct-sourced approximately 48% of the dollar volume of our merchandise. We cannot guarantee that direct-sourcing will continue to result in cost savings. In addition, we may not be able to effectively manage and cultivate direct relationships with manufacturers, which could result in additional costs and manufacturing delays. Furthermore, similar to most other specialty retailers, we have short selling seasons for much of our inventory. Factors outside of our control, such as manufacturing or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, cancellation charges or excessive markdowns, all of which could have a material adverse effect on our business, financial condition and results of operations.

         We rely on a relatively small number of domestic vendors for a portion of our product, and our success depends in part on maintaining good relationships with these vendors.

        During fiscal 2010, Cache purchased approximately 52% of the dollar volume of its product directly from third party vendors or agents of which five vendors accounted for 23%. The terms of our relationships with our vendors generally are not contractual and do not assure adequate supply or pricing on a long-term basis. If one or more of these vendors ceased to sell to us or significantly alter the terms of our relationship, we may be unable to obtain merchandise in a timely manner, in the desired styles, fabrics or colors, or at the prices and volumes we wish to purchase. This could hurt our ability to respond to changing fashion trends and thus our sales and profitability. In addition, the continued increase in our direct-sourcing of merchandise from international vendors could cause our existing domestic vendors to reduce or eliminate their sales to us.

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

        The raw materials used to manufacture our products are subject to availability constraints and price volatility caused by high demand for petroleum-based synthetic fabrics, weather, supply conditions, regulations, economic climate and other unpredictable factors. Increases in labor costs, especially in China, as well as a shortage of labor in certain areas of China, may also impact our sourcing costs. In addition, our transportation costs are subject to price volatility caused by the price of oil, regulations, economic climate and other unpredictable factors. Increases in demand for, or the price of, raw materials, distribution services and labor could have a material adverse effect on our business, financial condition and results of operations.

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

        Our information systems integrate all major aspects of our business, including merchandise planning, purchasing, inventory control, distribution, sales and finance. Our POS system, which uses a wide area network allows us to add various functionalities, including the ability to process debit card transactions, centralize credit authorizations, enhance labor scheduling, centralize our customer database, manage our customer loyalty program, speed up customer transaction time and analyze real-time sales data. We are dependent on these information systems for the efficient operation of our business, including our web-site, and to facilitate the enhancement of our marketing efforts.

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

        We use customer information to market to our customers. Any limitations imposed on the use of such consumer data, whether imposed by federal or state governments or business partners, could have an adverse effect on our future marketing activity. In addition, to the extent our security procedures and protection of customer information prove to be insufficient or inadequate, we may become subject to litigation, which could expose us to liability and cause damage to our reputation or brand.

         We are subject to numerous regulations that could adversely affect our operations. Changes in such regulations could impact the operation of our business through delayed shipments of our goods, fines or penalties that could affect our profitability.

        We are subject to customs, truth-in-advertising, truth-in-lending and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise, the use of proprietary credit cards and the operation of retail stores and distribution facilities. Although we undertake to monitor changes in these laws, if these laws change without our knowledge, or are violated by our employees, importers, buying agents, manufacturers or distributors, we could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

        Our net sales and net income are generally highest each year during our fourth fiscal quarter (October, November and December) and lowest in our third fiscal quarter (July, August and September). Sales during any period cannot be used as an accurate indicator of our annual results. Any significant decrease in sales during the fourth quarter in a given year would hurt our profitability. As a result of macroeconomic conditions, we experienced a significant decrease in sales and profitability during fiscal 2010.

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

        Between December 28, 2008 and January 1, 2011 (our fiscal years 2009 and 2010), the market price of our common stock has ranged from $1.43 to $7.25 per share. The stock market has, from time to time and especially since the fourth quarter of fiscal 2008, experienced extreme price and volume fluctuations. The market price for our common stock may change significantly in response to various factors, including:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        All but a few of our 282 stores are located in shopping malls. The substantial majority of our stores contain between 1,500 and 2,500 square feet of space, with the typical store averaging 2,000 square feet. All of our stores are in leased facilities, and we typically negotiate our rental agreements based on our portfolio of store locations with a particular landlord rather than on an individual basis. Rental terms usually include a fixed minimum rent plus a percentage rent based on sales in excess of a specified amount. In addition, we generally are required to pay a charge for common area maintenance, utility consumption, promotional activities and/or advertising, insurance and real estate taxes. Many leases contain fixed escalation clauses. Most leases contain leasehold improvement reimbursements from landlords and/or rent holidays. In recognizing landlord incentives and minimum rent expenses, the Company amortizes the charges and incentives on a straight line basis over the lease term.

        Our leases expire at various dates through 2021. In most instances, we have renewal options at increased rents. The following table indicates the periods during which our leases expire.

Fiscal Years
Present - 2013	91
2014 - 2016	121
2017 - 2019	56
2020 - 2021	14

Totals	282

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

ITEM 3.    LEGAL PROCEEDINGS

        On June 30, 2010, Chico's FAS, Inc. and White House--Black Market, Inc. (together referred to as "Chico's") filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York. Chico's alleged in its complaint, among other things, that two former Chico's employees who are now employed by Cache supplied the Company with confidential information and trade secrets, which Cache benefited from. The Company does not believe that this case will have a material adverse effect on its financial condition and results of operations.

ITEM 4.    RESERVED

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

a.
The principal market on which the Company's Common Stock is being traded is The NASDAQ Global Select Market. The stock symbol is CACH. The price range of the high and low sales prices for the Company's Common Stock during 2010 and 2009, by fiscal quarters, are as follows:

	Fiscal 2010		Fiscal 2009
Fiscal period	High	Low	High	Low
First Fiscal Quarter	$6.00	$4.01	$3.02	$1.43
Second Fiscal Quarter	$7.25	$5.24	$5.13	$2.15
Third Fiscal Quarter	$5.94	$4.01	$5.65	$3.20
Fourth Fiscal Quarter	$5.77	$3.86	$5.88	$3.66
b.
As of February 28, 2011 there were approximately 260 registered holders of record of the Company's Common Stock.

c.
The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors. On June 18, 2004, the Company paid a 3 for 2 stock dividend to holders of record.

d.
The following table summarizes our equity compensation plans as of January 1, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding common stock	Weighted average exercise price of outstanding common stock	Number of securities remaining available for the future issuance under equity compensation plans (excluding securities reflected in column(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders—Stock Options	777,675	$12.39	—
Equity compensation plans approved by security holders—Restricted Stock	284,655	$5.11	—
Equity compensation plans not approved by security holders	—	—	—

Total	1,062,330	$10.44	398,671

        The Company's two equity compensation plans have available a combined total of 398,671 shares of common stock for future issuances.

ITEM 6.    SELECTED FINANCIAL DATA

        The following Selected Consolidated Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

	52 WEEKS ENDED		53 WEEKS ENDED	52 WEEKS ENDED	52 WEEKS ENDED	52 WEEKS ENDED
	JAN. 1, 2011		JAN. 2, 2010	DEC. 27, 2008	DEC. 29, 2007	DEC. 30, 2006
	(in thousands, except per share and operating data)
STATEMENT OF INCOME DATA:
Net sales	$206,519		$219,775	$265,728	$274,458	$278,992 (5)
Cost of sales	127,662		131,990	156,036	147,474	145,886

Gross profit	78,857		87,785	109,692	126,984	133,106

Store operating expenses	75,901		79,167	95,339	97,023	94,556
General and administrative expenses	19,987		18,341	21,296	22,725	21,246
Exit costs	—		(65)	2,757 (7)	(78)	5,677 (6)
Impairment charges	10,066	(8)	2,744 (8)	2,137 (8)	—	—
Employee separation charge	—		1,987 (9)	—	—	—

Operating income (loss)	(27,097)		(14,389)	(11,837)	7,314	11,627

Other income, (net)(1)	26		32	463	2,601	2,523

Income (loss) before income taxes	(27,071)		(14,357)	(11,374)	9,915	14,150
Income tax provision (benefit)	(4,639	)(10)	(5,663)	(4,252)	3,394	5,879

Net income (loss)	$(22,432)		$(8,694)	$(7,122)	$6,521	$8,271

Earnings per share:
Basic earnings (loss) per share	$(1.76)		$(0.68)	$(0.53)	$0.41	$0.52
Diluted earnings (loss) per share	$(1.76)		$(0.68)	$(0.53)	$0.40	$0.51
Weighted average shares outstanding:
Basic	12,779		12,795	13,329	15,966	15,849
Diluted(2)	12,779		12,795	13,329	16,200	16,218
Store data:
Total number of stores open
At the end of period	282		286	296	297	296
Cache/Cache Luxe	282		286	296	297	293
Lillie Rubin	—		—	—	—	3
Total average sales per square foot(3)	$340		$353	$424	$449	$463
Cache/Cache Luxe	$340		$353	$424	$449	$467
Lillie Rubin	$—		$—	$—	$—	$253
Sales Data
Total sales increase (decrease)	(6.0)%		(17.3)%	(3.2)%	(1.6)%	4%
Comparable stores: Cache/Cache Luxe(4)	(2.3)%		(18.0)%	(4.3)%	(0.6)%	5%
Comparable stores: Lillie Rubin(4)	—		—	—	—	(17)%
Total square footage (in thousands)	571		576	598	601	600

	JAN. 1, 2011	JAN. 2, 2010	DEC. 27, 2008	DEC. 29, 2007	DEC. 30, 2006
	(in thousands, except per share and operating data)
BALANCE SHEET AND OTHER DATA:
Working capital	$28,263	$41,923	$43,461	$59,672	$83,391
Total assets	$85,990	$110,997	$119,525	$149,125	$159,186
Total short and long-term debt	$1,837	$2,833	$4,402	$5,934	$—
Stockholders' equity	$48,312	$70,283	$79,163	$100,264	$116,463
Ratio of current assets to current liabilities	2.20:1	2.79:1	3.13:1	3.11:1	4.35:1
Inventory turnover ratio	7.88:1	6.78:1	5.90:1	4.51:1	4.31:1
Capital expenditures	$3,448	$1,976	$10,673	$12,094	$12,250
Depreciation and amortization	$9,421	$11,855	$12,774	$12,124	$11,026
Book value per share	$3.78	$5.51	$6.07	$6.86	$7.16

(1)
Other income consists of interest income, interest expense and miscellaneous income.

(2)
Options and unvested restricted common shares of 1,062,330, 893,336 and 732,675 were excluded from the computation of diluted earnings per share for fiscal 2010, 2009 and 2008, respectively, because of the net loss incurred by the Company. Diluted weighted average shares for the fiscal years ended December 29, 2007 and December 30, 2006 include 234,000 and 369,000, respectively, due to the potential exercise of stock options that were outstanding and exercisable during those years.

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

(8)
Consists of impairment charges of approximately $974,000 for 15 underperforming stores, $1.9 million for 23 underperforming stores and $1.1 million for 12 underperforming stores for fiscal 2010, 2009 and 2008, respectively. In addition, includes impairment charges of approximately $9.1 million and $1.0 million against the carrying value of the Company's goodwill, for its AVD reporting unit, for fiscal 2010 and 2008, respectively. Includes an impairment charge of approximately $891,000 against the carrying value of the Company's intangible assets associated with its wholesale division—Mary L. for fiscal 2009.

(9)
Charges recorded in connection with separation agreements entered into with two of its then executive officers.

(10)
Includes a $5.7 million non-cash tax charge, related to a valuation allowance against a portion of the deferred tax assets.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        We are a nationwide, mall-based specialty retailer of lifestyle sportswear and dresses targeting style-conscious women. Our merchandise offerings extend from elegant eveningwear to sophisticated casual and daytime sportswear, which encompasses a variety of tops, bottoms, dresses and accessories, all of which are sold under our Cache brand. We believe the appeal of our merchandise is enhanced through the intimate boutique-like environment we offer to our customers. This environment is achieved through a high level of customer service combined with our smaller store format, which averages approximately 2,000 square feet. As of January 1, 2011, we operated 282 stores, primarily situated in central locations in high traffic, upscale malls, in 43 states, Puerto Rico and the U.S. Virgin Islands.

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

        For the fiscal year ended January 1, 2011, sportswear accounted for 57.9%, dresses for 33.3% and accessories for 8.8% of Cache's net sales. Cache's price points generally range from $35 to $280 for sportswear, $75 to $420 for dresses and $5 to $100 for accessories.

Management Overview

        The Company continued to face a challenging retail environment in fiscal 2010, as the economic landscape remained unsettled and consumers remained cautious. Our business continued to be negatively affected, which resulted in decreased sales for the Company in fiscal 2010. We were disappointed in our operating results, as the macroeconomic environment impacted our results for fiscal 2010.

        We added key executives to the organization, in late 2009 and early 2010, within the design, merchandising and production areas. With these strategic changes to our organization, we intend to improve both our merchandise and overall performance, while placing Cache in a more competitive position with other specialty retailers.

        During the fourth quarter of fiscal 2010, the Company recorded a pre-tax impairment charge of approximately $9.1 million against the remaining carrying value of goodwill for its AVD reporting unit, coupled with an impairment charge of approximately $974,000 for 15 underperforming stores. See Notes 6 and 10 to the consolidated financial statements included herein for additional details.

        On April 22, 2010, the Company amended its one year credit facility with Bank of America (the "Bank"). Under this facility, the Company may direct the Bank to issue letters of credit up to a total of $2.5 million. Any outstanding letters of credit under this facility are collateralized by a security interest in various certificates of deposit held by the Company and its subsidiaries with the Bank, amounting to a total of $2.5 million. This one year credit facility will expire on May 1, 2011. The Company is currently reviewing its future requirements for a credit facility and plans to initiate discussion with its bankers to renew this credit line or negotiate a new credit facility.

        During 2010, the Company worked with its store design team to develop a new prototype store. The goal was to create a modern, feminine and inviting place for our customers to shop, while showcasing our merchandise in an appealing manner. Our new cash-wrap area combines both modern and traditional elements and our new fitting room design creates a more feminine and glamorous environment for our customers. The new prototype includes fixtures that allow for flexibility in displaying merchandise, as well as ease of shopping. We believe our new design creates an overall softer, warmer store environment that a woman feels comfortable in while enjoying her shopping experience. We will utilize this new prototype for future store openings, as well as for major remodeling to existing stores.

        We currently do not anticipate opening any new Cache stores in fiscal 2011 and plan to remodel approximately five stores. During fiscal 2010, we closed eight stores and, to date, during fiscal 2011, we closed two stores and expect to close another two stores, in the normal course of business.

        First Quarter Outlook.    We believe that our merchandising and design strategies, which were implemented during the past year, are beginning to positively impact our performance and will be reflected in the first quarter results. We expect our first quarter fiscal 2011 comparable store sales to increase approximately 7%, following a 6.8% decline in the first quarter of fiscal 2010. At the same time, we are expecting an increase in gross profit primarily due to higher sales and a decrease in markdowns. We expect to report a net loss in the range of $0.07 to $0.09 per diluted share compared to a net loss of $0.32 per diluted share in the first quarter of fiscal 2010.

        We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 1, 2011	January 2, 2010	December 27, 2008
Operating Results
Total store count, at end of period	282	286	296
Net sales decrease	(6.0)%	(17.3)%	(3.2)%
Comparable store sales decrease	(2.3)%	(18.0)%	(4.3)%
Net sales per square foot	$340	$353	$424
Total square footage (in thousands)	571	576	598

        Net sales.    Net sales consist of sales from comparable stores and non-comparable stores. A store is not included in comparable store sales until the first day of the fiscal month following the twelfth full month of sales. Non-comparable store sales include sales generated at new stores prior to the period when they are considered comparable stores and sales generated from stores that we have since closed. Comparable stores sales percentages shown in the chart above are calculated based upon the number of weeks in the respective fiscal year.

        The Company's co-branded customer credit card program, which was introduced during fiscal 2007, entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. During fiscal 2010, 2009 and 2008, the Company received $780,000, $1.1 million and $1.4 million, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards in fiscal 2010, 2009 and 2008 was $678,000, $456,000 and $218,000, respectively.

        The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded was

$373,000 in fiscal 2010, as compared to $328,000 and $248,000 in fiscal 2009 and fiscal 2008, respectively.

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

        Our accounting policies are more fully described in Note 1 to the consolidated financial statements, located elsewhere in this document. We have identified certain critical accounting policies and estimates which are described below.

        Inventories.    Our finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation, which results in a carrying value at the lower of cost or market. Inventories other than finished goods at retail stores, called production inventory, primarily consists of piece goods, trim and work-in-process. It is the Company's policy to value the production inventory, which makes up approximately 20% of Company's total inventory, at lower of cost or market value using first-in-first-out valuation method. The Company reviews the inventory for factors such as age, obsolescence, potential use, or other factors that may indicate a decline in its value. The Company records a reserve against the cost of the production inventory to account for any decline in its value.

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

  •
  store closings; or

  •
  underperforming business trends.

        The Company evaluates finite-lived assets in accordance with "Impairment or Disposal of Long-Lived Assets" under Topic 360 "Property, Plant and Equipment" of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC"). Finite-lived assets are evaluated for recoverability in accordance with Topic 360 of the FASB ASC whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. The Company evaluated its finite-lived assets during fiscal 2010, 2009 and 2008 and as a result, recorded an impairment charge of $974,000 for 15 underperforming stores, $1.9 million for 23 underperforming stores and $1.1 million for 12 underperforming stores, respectively.

        Goodwill and Intangible Assets.    The Company evaluates its goodwill and intangible assets in accordance with "Intangibles—Goodwill and Other", Topic 350 of the FASB ASC. This guidance requires ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment. The Company performs impairment testing, which considers the Company's fair value to determine whether an impairment charge related to the carrying value of the Company's recorded goodwill and other intangible assets, associated with its AVD reporting unit, is necessary. This is reevaluated annually during the fourth quarter, or more frequently if necessary. The Company considers many factors in evaluating whether the carrying value of the recorded goodwill will be recoverable. Factors used to make this determination primarily include declines in stock price and the market capitalization in relation to the book value of the Company, discounted projected cash flows of the reporting unit and valuation of companies comparable to the reporting unit. As a result of this testing, an impairment charge of $9.1 million was recorded against the remaining carrying value of goodwill during fiscal 2010. Comparatively, during fiscal 2009, the Company did not incur an impairment charge against the carrying value of goodwill. An impairment charge of $891,000 was recorded against the carrying value of intangible assets associated with its wholesale division—Mary L., during the fourth quarter of fiscal 2009, related to the discontinuance of Mary L. In addition, pursuant to the employee separation agreements entered into with two of the Company's then officers, the Company recorded a pre-tax charge of $204,000 during the third fiscal quarter of 2009 for the remaining net book value of the non-compete agreements contained in their employment agreements. An impairment charge of $1.0 million was recorded against the carrying value of goodwill during the fourth quarter of fiscal 2008.

        Self Insurance.    We are self-insured for losses and liabilities related primarily to employee health and welfare claims up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for fiscal 2010, 2009 and 2008. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. We maintain stop loss insurance coverage which covers us for benefits paid in excess of limits as defined in the plan.

        Gift Cards, Gift Certificates and Credits.    The Company sells gift cards and gift certificates ("Gift Cards") and issues credits to its customers when merchandise is returned ("Merchandise Credit"), which do not expire. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card and Merchandise Credit being redeemed by the customer is remote ("Gift Card breakage"), since the Company has determined that it does not have a legal obligation to remit the unredeemed value to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns and the remaining unredeemed percentage at the end of our historical data of 3.5 years. Historical redemptions of Merchandise Credits ranged from 64% in the first quarter to 0.03% in the fourteenth quarter subsequent to the issue date, resulting in an average of approximately 95% redeemed or 5% unredeemed Merchandise Credits over the historical data of 3.5 years. We have determined that redemption would be remote based on the fact that, by the fourteenth quarter since issue date, the redemption rate approximated 0%, indicating that the probability of such cards being redeemed is remote. As such, we have recorded breakage income based upon this 5%, which is reviewed on a quarterly basis for propriety. Breakage income represents the balance of Gift Cards and Merchandise Credit, for which the Company believes the likelihood of redemption by the customer, is remote. At that time, the Company will recognize breakage income for those Gift Cards and Merchandise Credit.

        The Company recorded breakage income of $196,000, $229,000 and $287,000 during fiscal year ended 2010, 2009 and 2008, respectively.

        Revenue Recognition.    Sales are recognized at the "point of sale," which occurs when merchandise is sold in an "over-the-counter" transaction or upon receipt by a customer. Sales of merchandise via our web-site are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges/(credits) to earnings resulting from revisions to estimates on our sales return provision were approximately $77,000, ($80,000) and ($202,000) for fiscal 2010, 2009 and 2008, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred at our stores for shipping and handling is included in cost of sales. The Company records revenues net of applicable sales tax.

        The Company's co-branded customer credit card program, which was introduced during fiscal 2007, entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. During fiscal 2010, 2009 and 2008, the Company received $780,000, $1.1 million and $1.4 million, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards in fiscal 2010, 2009 and 2008 was $678,000, $456,000 and $218,000, respectively.

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

        The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded was $373,000 in fiscal 2010, as compared to $328,000 and $248,000 in fiscal 2009 and fiscal 2008, respectively.

        Income Taxes.    The Company accounts for income taxes in accordance with "Income Taxes", Topic 740 of the FASB ASC. This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company's best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of January 1, 2011, the Company had recorded a $271,000 reserve, net of federal benefit for potential tax contingencies. Comparatively, the Company had recorded reserves of $301,000 and $331,000, net of federal benefit for potential tax contingencies, for fiscal periods ended January 2, 2010 and December 27, 2008, respectively.

        During fiscal 2010, 2009 and 2008, the Company generated federal net operating losses of approximately $16.6 million, $9.0 million and $9.2 million, respectively. At January 1, 2011, the Company had a Federal net operating loss ("NOL") carry-forward of $16.6 million available, for carry-forward for the next 20 years, through 2030. The losses generated in both fiscal 2009 and 2008 were carried back to offset taxable income generated in fiscal 2006 and 2005.

        In assessing the realization of our deferred tax assets, we consider all available evidence to determine whether it is more likely than not that some portion or all of the net deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, during the periods in which those temporary differences become realizable. We consider the scheduled reversal of deferred tax assets (including the impact of available carry-back and carry-forward periods), and projected taxable income in assessing the realization of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. The Company's current or previous losses are given more weight than its projected future performance. Consequently, based on our evaluation of all available evidence, in particular our recent operating losses, we established a federal valuation allowance of $5.1 million at January 1, 2011. For state income tax purposes, the Company has established a valuation allowance in the amount of $68,000 in fiscal 2009, primarily to reserve for the possible non-utilization of state NOL carry-forwards, which may not be realized in future periods before the NOLs expire. The Company increased the state valuation allowance at January 1, 2011 to $650,000. The Company's state NOLs expire from 2013 through 2030.

        The Company accounts for Uncertainty in Income Taxes in accordance with Topic 740 of the FASB ASC, which prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The provision also states that a tax benefit from an uncertain tax position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority having full knowledge of all relevant information.

        The cumulative effect of this adoption did not result in any adjustment in the Company's liability for unrecognized income tax benefits.

Balance at January 2, 2010	$435,000
Additions based on tax positions related to the current year	—
Additions for tax positions for prior years	55,000
Reductions for tax positions for prior years due to lapse of applicable statute of limitations	(79,000)
Settlements	—

Balance at January 1, 2011	$411,000

        Included in the above ending balance are tax positions of $271,000, which, if recognized, would favorably affect the effective tax rate.

        The Company's continuing practice is to include estimated interest and penalties, if any, in computing the amount that is recognized within income tax expense relating to uncertain income tax positions. As of January 1, 2011, the Company had accrued $151,000 of interest and penalties related to uncertain tax positions, which is included in the $411,000 tax contingency noted above.

        Although the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company's accrued position. Accordingly, the Company's provisions on federal, state and local tax-related matters to be recorded in the future may change, as revised estimates are made or the underlying matters are settled or otherwise resolved. As of January 1, 2011, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

        The Company and certain of its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and local jurisdictions.

        The Company had previously reached agreement with the IRS and closed the audit of fiscal year 2005, with no change to the tax return. The Internal Revenue Service is currently examining the carry-back claims (Form 1139) for the losses incurred in fiscal 2009 and 2008, which were carried back against taxable income recorded in fiscal 2007 and 2006. The examination is under the auspices of the Joint Committee on Taxation due to the size of the tax refund. The Company does not expect that any adjustments shall be made to the tax refunds received.

        As for state and local income taxes, with few exceptions, the Company is subject to state and local income tax examinations by taxing authorities for years after 2005.

        Stock-based compensation.    Stock-based compensation expense for all stock-based awards program, including grants of stock options, is recorded in accordance with "Compensation—Stock Compensation", Topic 718 of the FASB ASC. The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. All employee stock options were granted at or above the grant date market price. Judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. In accordance with the stated guidance, if actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted. The Company recognized $461,000, $400,000 and $299,000 in share-based compensation expense during fiscal 2010, 2009 and 2008, respectively.

Results of Operations

        The following table sets forth our operating results, expressed as a percentage of net sales:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 1, 2011	January 2, 2010	December 27, 2008
Operating Results
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.8	60.1	58.7

Gross profit	38.2	39.9	41.3
Store operating expenses	36.8	36.0	35.9
General and administrative expenses	9.7	8.3	8.0
Exit costs	0.0	0.0	1.0
Impairment charges	4.9	1.2	0.8
Employee separation charge	0.0	0.9	0.0

Operating loss	(13.2)	(6.5)	(4.4)
Other income (net)	0.0	0.0	0.2

Loss before income taxes	(13.2)	(6.5)	(4.2)
Income tax benefit	(2.2)	(2.6)	(1.6)

Net loss	(11.0)%	(3.9)%	(2.6)%

52 Weeks Ended January 1, 2011 (Fiscal 2010) Compared to 53 Weeks Ended January 2, 2010 (Fiscal 2009)

        Net sales.    Net sales decreased to $206.5 million from $219.8 million, a decrease of $13.3 million, or 6.0%, below the prior fiscal year. This reflected $4.6 million of decreased net sales, as a result of a 2.3% decrease in comparable store sales for the fifty-two week period. Fiscal 2009 net sales included a fifty-third week, which represented $4.7 million in net sales. Net sales for our non-comparable stores decreased $3.2 million as compared to fiscal 2009. Included in fiscal 2009 net sales were $1.1 million from our Mary L. division, which the Company discontinued during the first quarter of fiscal 2010. These are the primary factors that resulted in the decrease in net sales during fiscal 2010. The decrease in sales also reflected continuing macroeconomic uncertainty and a shift in consumer spending patterns that favored lower priced or discounted merchandise. The decrease in net sales during fiscal 2010 reflected a 2.5% decrease in average dollars per transaction offset by a small increase of 0.3% in the number of sales transactions.

        Gross profit.    Gross profit decreased to $78.9 million from $87.8 million, a decrease of $8.9 million, or 10.1%, as compared to the prior fiscal year. Fiscal 2009 gross profit for the fifty-third week was approximately $2.7 million. Therefore, excluding the fifty-third week from fiscal 2009 results, the gross profit for fiscal 2010 would have decreased approximately $6.2 million or 7.2%. The decrease in fiscal 2010 was principally due to lower net sales, as described above and to a lesser extent, an increase in markdowns as a percent of sales and an increase in operational costs related to our design, production and sourcing departments. As a percentage of net sales, gross profit decreased to 38.2% from 39.9%, as compared to the prior year period.

        Store operating expenses.    Store operating expenses decreased to $75.9 million from $79.2 million, a decrease of $3.3 million, or 4.2%, below the prior fiscal year. As a percentage of net sales, store operating expenses increased to 36.8% from 36.0%, primarily due to the decrease in net sales. Store operating expenses decreased primarily due to reductions in payroll ($2.0 million), store property and real estate taxes ($707,000) and depreciation expense ($1.9 million), which was offset by an increase in advertising expense ($1.3 million). Payroll expenses decreased in fiscal 2010, as a result of a reduction in store level employees and hours of store coverage. The decrease in store property and real estate taxes were primarily due to a decrease in the number of stores in operation during fiscal 2010, as compared to fiscal 2009. Depreciation expense decreased as a result of certain assets being fully depreciated prior to fiscal 2010, coupled with an impairment charge of $1.9 million for 23 underperforming stores during the fourth quarter of 2009. An increase in advertising expense was primarily due to an increase in spending for direct mail and costs associated with printed materials. Fiscal 2009 store expenses for the fifty-third week were approximately $1.1 million. Therefore, excluding the fifty-third week from fiscal 2009, store operating expenses for fiscal 2010 would have decreased approximately $2.2 million, or 2.8%.

        General and administrative expenses.    General and administrative expenses increased to $20.0 million from $18.3 million, an increase of $1.7 million or 9.3%, over the prior fiscal year. As a percentage of net sales, general and administrative expenses increased to 9.7% from 8.3%. The increase in general and administrative expense was primarily due to an increase in legal fees primarily associated with the Chico's lawsuit; see Item 3 herein for additional details. Fiscal 2009 general and administrative expenses for the fifty-third week were approximately $431,000. Therefore, excluding the fifty-third week from fiscal 2009 results, general and administrative expenses for fiscal 2010 would have increased approximately $2.1 million, or 11.6%.

        Impairment charges.    The Company recorded a pre-tax impairment charge of approximately $9.1 million ($7.5 million after tax or $0.59 per diluted share) against the remaining carrying value of the Company's goodwill associated with its AVD reporting unit and a pre-tax impairment charge of approximately $974,000 associated with 15 underperforming stores ($806,000 after tax or $0.06 per diluted share) during the fourth quarter of fiscal 2010. Comparatively, a pre-tax impairment charge of $1.9 million ($1.1 million after tax or $0.09 per diluted share) associated with 23 underperforming stores was recorded during fiscal 2009. In addition, the Company also recorded a pre-tax impairment charge of approximately $891,000 ($540,000 after tax or $0.04 per diluted share) against the carrying value of its intangible assets associated with its wholesale division—Mary L. during fiscal 2009.

        Other income/expense.    Other income decreased to $26,000 from $32,000, a decrease of $6,000, or 18.8%, as compared to last year. This decrease was due to a reduction in interest income of $75,000, primarily caused by lower average cash balances during fiscal 2010 as well as lower interest rates in fiscal 2010.

        Income taxes.    During fiscal 2010, income tax benefit decreased to $4.6 million from $5.7 million a decrease of $1.1 million or 19.3%, as compared to the same period last year. The income tax benefit was attributable to the operating loss incurred by the Company during fiscal 2010, as discussed above. During fiscal 2010, we evaluated our assumptions regarding the recoverability of our deferred tax assets. Based on all available evidence we determined that the recoverability of our deferred tax assets was limited. Accordingly, in fiscal 2010 we recognized a non-cash provision of $5.7 million to increase the valuation allowance against our deferred tax assets. As a result of recording the increase in the valuation allowance, the Company's effective income tax rate decreased to 17.2% in fiscal 2010, from 39.4% in fiscal 2009.

        Net income (loss).    As a result of the factors discussed above, net loss of $22.4 million was recorded during fiscal 2010 as compared to a net loss of $8.7 million in the same period last year, an increase of $13.7 million.

53 Weeks Ended January 2, 2010 (Fiscal 2009) Compared to 52 Weeks Ended December 27, 2008 (Fiscal 2008)

        Net sales.    Net sales decreased to $219.8 million from $265.7 million, a decrease of $45.9 million, or 17.3%, below the prior fiscal year. This reflected $46.1 million of decreased net sales, as a result of an 18.0% decrease in comparable store sales, a decrease of $3.5 million of net sales from our wholesale division, partially offset by an increase of $3.4 million from our non-comparable store sales. The decrease in sales was primarily due to ongoing macroeconomic events, which resulted in a dramatic reduction in mall traffic where Cache stores are located, coupled with a shift in consumer spending pattern that favored lower priced or discounted merchandise. The decrease in net sales during fiscal 2009 reflected a 4.6% decrease in the number of sales transactions coupled with a 14.0% decrease in average dollars per transaction, which we believe primarily resulted from macroeconomic conditions as well.

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

        Exit costs.    During fiscal 2009, the Company reversed approximately $65,000 of severance and lease termination costs recorded during fiscal 2008. This reversal was primarily due to the Company's decision to keep open one of the 16 stores that the Company had planned to close. Of the remaining 15 stores, 14 were closed prior to January 2, 2010, and one subsequent to that date. This amount was net of severance and other costs for discontinuing its wholesale division—Mary L., which was determined during the fourth quarter of fiscal 2009. During fiscal 2008, the Company recorded a pre-tax charge of $2.8 million ($1.7 million after tax or $0.13 per diluted share) for 16 underperforming stores. Included in the store exit costs was a write down of equipment and leasehold improvements and furniture and fixtures in the amount of $2.3 million, severance accrual of $198,000 and lease termination costs of $990,000. These costs were offset by the reversal of $750,000 of deferred rent accruals. Of the 16 underperforming stores, the Company closed eight during fiscal 2009 and six during fiscal 2008.

        Impairment charges.    The Company recorded a pre-tax impairment charge of approximately $1.9 million associated with 23 underperforming stores ($1.1 million after tax or $0.09 per diluted share) during fiscal 2009 and a pre-tax impairment charge of $1.1 million ($715,000 after tax or $0.05 per diluted share) associated with 12 underperforming stores during fiscal 2008.

        In addition, the Company also recorded a pre-tax impairment charge of approximately $891,000 ($540,000 after tax or $0.04 per diluted share) against the carrying value of its intangible assets associated with its wholesale division—Mary L. during fiscal 2009 and a pre-tax impairment charge of approximately $1.0 million ($624,000 after tax or $0.05 per diluted share) against the carrying value of its goodwill for its AVD reporting unit during fiscal 2008.

        Employee separation charge.    During fiscal 2009, the Company recorded a pre-tax employee separation charge of approximately $2.0 million ($1.2 million after tax or $0.09 per diluted share) in connection with separation agreements entered into with two of its then executive officers. The $2.0 million charge also included a charge of $204,000 for the remaining net book value of the non-compete agreements contained in their employment agreements with the Company, which were terminated pursuant to the separation agreements. See Note 11 to the consolidated financial statements included herein for additional information.

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

Quarterly Results and Seasonality

        We experience seasonal and quarterly fluctuations in our net sales and operating income. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, fashion trends and shifts in timing of certain holidays. Our business is subject to seasonal influences, characterized in years other than fiscal 2010 by highest sales during our fourth fiscal quarter (October, November and December) and lowest sales during our third fiscal quarter (July, August and September).

        The following table includes our unaudited quarterly results of operations data for each of the eight quarters during the two-year period ended January 1, 2011. We derived this data from our unaudited quarterly consolidated financial statements. We believe that we have prepared this information on the same basis as our audited consolidated financial statements and that we have included all necessary adjustments, consisting only of normal recurring adjustments, to present fairly the selected quarterly information when read in conjunction with our audited annual consolidated financial statements and the notes to those statements included elsewhere in this document. The operating results for any particular quarter are not necessarily indicative of the operating results for any future period.

	13 Weeks Ended				13 Weeks Ended			14 Weeks Ended
	April 3, 2010	July 3, 2010	Oct. 2, 2010	Jan. 1, 2011	Mar. 28, 2009	June 27, 2009	Sept. 26, 2009	Jan. 2, 2010
	(Unaudited)
	(Dollars in thousands)
Operating Results
Net sales	$48,550	$56,575	$45,524	$55,870	$53,006	$56,866	$44,941	$64,962
Gross profit	16,715	24,933	15,902	21,307	21,795	25,230	14,214	26,546
Operating income (loss)	(6,618)	1,444	(8,090)	(13,833) (1)	(2,529)	1,318	(10,854) (2)	(2,326)	(1)(2)
Net income (loss)	$(4,081)	$897	$(5,027)	$(14,221) (3)	$(1,595)	$845	$(6,783)	$(1,161)
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	34.4%	44.1%	34.9%	38.1%	41.1%	44.4%	31.6%	40.9%
Operating income (loss)	(13.6)%	2.6%	(17.8)%	(24.8)%	(4.7)%	2.3%	(24.2)%	(3.6)%
Net income (loss)	(8.4)%	1.6%	(11.0)%	(25.5)%	(3.0)%	1.5%	(15.1)%	(1.8)%
Selected Operating Data
Number of stores open at end of period	285	284	281	282	294	291	289	286
Comparable store sales increase/(decrease)	(6.8)%	5.1%	(0.2)%	(6.4)%	(20.7)%	(23.0)%	(21.7)%	(7.1)%

(1)
Consists of impairment charges of approximately $974,000 for 15 underperforming stores and $1.9 million for 23 underperforming stores, for fiscal 2010 and 2009, respectively. In addition, includes impairment charges of approximately $9.1 million against the carrying value of the Company's goodwill, for its AVD reporting unit and $891,000 against the carrying value of the Company's intangible assets associated with its wholesale division—Mary L., for fiscal 2010 and 2009, respectively.

(2)
Consists of charges recorded in connection with separation agreements entered into with two of its then executive officers for a net total of approximately $2.0 million.

(3)
During the fourth quarter of fiscal 2010, we recorded a $5.7 million non-cash tax charge related to a valuation allowance against net deferred tax assets.

Liquidity and Capital Resources

        Our cash requirements are primarily for the construction of new stores and inventory for new stores, as well as the remodeling of existing stores. We have historically satisfied our cash requirements principally through cash flow from operations.

        As of January 1, 2011, we had working capital of $28.3 million, which included cash and marketable securities of $28.0 million. The cash and marketable securities at January 1, 2011 included certificates of deposit of $2.5 million, which have been placed by the Company as collateral against a one year credit facility.

        The following table sets forth our cash flows for the period indicated:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 1, 2011	January 2, 2010	December 27, 2008
Net cash provided by (used in) operating activities	$(4,625,000)	$11,158,000	$6,395,000
Net cash provided by (used in) investing activities	4,737,000	(8,322,000)	7,061,000
Net cash used in financing activities	(1,019,000)	(2,155,000)	(15,864,000)
Net increase (decrease) in cash and cash equivalents	$(907,000)	$681,000	$(2,408,000)

        During fiscal 2010, $4.6 million of cash used in operating activities was primarily due to the operating loss incurred during fiscal 2010, deferred income taxes of $4.7 million and amortization of deferred rent of $2.5 million. These decreases were offset by an increase in impairment charges of $10.1 million, which consisted of $9.1 million for the remaining carrying value of goodwill and $974,000 for assets related to 15 underperforming stores, depreciation and amortization charge of $9.4 million, decrease in receivables and income tax receivables of $4.0 million, primarily due to $3.3 million collected for income tax receivable recorded in fiscal 2009 and decrease in inventories of $769,000 due to Company's efforts to better align inventory to the decreased sales volumes at stores.

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

        Investing activities generated $4.7 million during fiscal 2010, used $8.3 million during fiscal 2009 and generated $7.1 million during fiscal 2008. Cash provided by investing activities during fiscal 2010 was due to the net maturities of marketable securities, which generated approximately $9.1 million of cash flows as a result of the Company's investments. The purchase of equipment and leasehold improvements of approximately $3.4 million for new and remodeled stores, coupled with an increase in restricted certificates of deposit of $1.0 million offset the cash generated from the Company's investments. Our capital requirements depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. Projected capital expenditures for fiscal 2011 to fund remodelings are approximately $1 to $2 million.

        Based on our experience with new store openings, we estimate that the average net investment to open new stores is approximately $225,000 to $375,000, which includes new store opening expenses and initial inventory, net of landlord contributions. We estimate that the average net investment to remodel an existing store is approximately $200,000 to $300,000, net of landlord contributions.

        Cash used by financing activities during fiscal 2010, 2009 and 2008 was $1.0 million, $2.2 million and $15.9 million, respectively. The usage of cash by financing activities during fiscal 2010 and 2009 was primarily for the repayment of the Company's note payable of $1.0 million and $1.6 million, respectively. Cash usage during fiscal 2008 was principally for the repurchase of our common stock in the amount of $15.0 million.

        On April 22, 2010, the Company amended its one year credit facility with Bank of America (the "Bank"). Under this facility, the Company may direct the Bank to issue letters of credit up to a total of $2.5 million. Any outstanding letters of credit under this facility are collateralized by a security interest in various certificates of deposit held by the Company and its subsidiaries with the Bank amounting to a total of $2.5 million. This one year credit facility will expire on May 1, 2011. The Company is currently reviewing its future requirements for a credit facility and plans to initiate discussion with its bankers to renew this credit line or negotiate a new credit facility.

        The Company had outstanding letters of credit of approximately $1.5 million and $660,000 at January 1, 2011 and January 2, 2010, respectively.

        We believe that cash flow from operations and our current available cash will be sufficient to meet our working capital needs for at least the next 12 months. If our cash flow from operations should decline significantly or if we should accelerate our store expansion or remodeling program, it may be necessary for us to seek additional sources of capital in the future.

Contractual Obligations and Commercial Commitments

        The following tables summarize our minimum contractual obligations and commercial commitments as of January 1, 2011:

	Payments Due in Period
	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Contractual Obligations
Employment contracts	$1,446	$1,000	$446	$—	$—
Purchase obligations	32,556	32,556	—	—	—
Operating leases(1)	113,344	24,922	42,613	26,783	19,026
Maturities of note payable including interest	1,888	1,563	325	—	—

Total	$149,234	$60,041	$43,384	$26,783	$19,026

	Payments Due in Period
	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Commercial Commitments
Letters of credit(2)	$1,533	$1,533	$—	$—	$—
Liability for unrecognized income tax benefits	411	411	—	—	—

Total	$1,944	$1,944	$—	$—	$—

(1)
The operating leases included in the table above do not include contingent rent based upon sales volume, which represented approximately less than 1% of minimum rent expense in fiscal 2010, or other occupancy costs such as promotional funds, common area maintenance and heating, ventilation and air conditioning charges, which represented approximately 46.5% of net minimum rent expense in fiscal 2010.

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

Off-Balance Sheet Arrangements

        On September 23, 2009, the Company entered into a separation agreement with two of its then executive officers. Pursuant to one of these separation agreements, a former executive may receive contingent payments of up to $500,000 in the aggregate, based on the achievement by the Company over the next 4 years of certain net income targets set forth in the agreement. For the fiscal year ended January 1, 2011, no accrual was recorded for this earn-out provision. Other than the operating lease commitments set forth in the table above and the aforementioned statement regarding the earn-out provision, we are not a party to any material off-balance sheet financing arrangements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's unaudited selected quarterly financial data is incorporated herein by reference to Note 17 to the Company's consolidated financial statements contained herein. The Company's consolidated financial statements and the report of the independent registered public accounting firm are listed at Item 15 and are included in this Form 10-K on pages F-1 through F-31.

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

        In connection with the preparation of this Annual Report on Form 10-K, as of January 1, 2011, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).

        Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of January 1, 2010.

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

        Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of January 1, 2011 using the criteria set forth by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 1, 2011.

        This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

        (3)   Change in Internal Control Over Financial Reporting—During the fourth fiscal quarter of our year ended January 1, 2011, there were no changes in the Company's internal control over financial reporting that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The following information appearing in the Company's 2011 Proxy Statement is incorporated herein by reference:

  •
  Information appearing under the heading "Election of Directors" including biographical information regarding nominees for election to and members of, the Board of Directors;

  •
  Information appearing under the heading "Section 16(a) Beneficial Ownership Reporting Compliance"; and,

  •
  Information appearing under the headings "Election of Directors" and "Corporate Governance" regarding the membership and function of the Audit and Compensation Committee, and the financial expertise of its members.

        The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended January 1, 2011, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

Item 11.    Executive Compensation

        Information appearing under the following headings of the Company's 2011 Proxy Statement is incorporated herein by reference: "Election of Directors" and "Executive Compensation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information appearing in the Company's 2011 Proxy Statement, under the headings "Executive Compensation" and "Principal Shareholders and Share Ownership by Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information appearing in the Company's 2011 Proxy Statement, under the headings "Election of Directors," "Corporate Governance" and "Certain Relationships and Related Party Transactions" is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information regarding fees paid to the Company's independent registered public accounting firm and approval of services by our audit committee, appearing in the Company's 2011 Proxy Statement under the heading "Ratification of the Appointment of Mayer Hoffman McCann CPAs as Independent Registered Public Accounting Firm," is incorporated herein by reference.

 PART IV

ITEM 15.    EXHIBITS and FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
	(1)	The financial statements listed in the "Index To The Consolidated Financial Statements" on page F-1.
(2)
The financial statement schedule is included on page F-31. Other schedules may be omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.
(3)
Exhibits. The exhibit index is included below. A Stockholder may obtain a copy of any of the exhibits included in the Annual Report on Form 10-K upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, by written request to Cache, Inc., at 1440 Broadway, 5th Floor, New York, New York 10018, Attention: Chief Financial Officer.

3.1	Articles of Incorporation of the Company and all amendments thereto(1)
3.2	Bylaws of the Company(2)
10.1	Lease, dated July 28, 2003, between the Company, as Tenant, and New 1440 Broadway Partners, LLC, as Landlord, for the Company's offices at 1440 Broadway, New York, New York(6)
10.2	2000 Stock Option Plan of the Company(3)(10)
10.3	Form of Option Agreement relating to Options issued under the 2000 Stock Option Plan(4)(10)
10.4	2003 Stock Option Plan of the Company(5)(10)
10.5	Form of Option Agreement relating to Options issued under the 2003 Stock Option Plan(6)(10)
10.6	2008 Stock Option Plan of Company(7)(10)
10.7	Employment Agreement, dated February 24, 2009, between the Company and Thomas E. Reinckens(8)(10)
10.8	Employment Agreement, dated October 21, 2009, between Cache, Inc. and Rabia Farhang.(9)(10)
12.1	Statements re: Computation of Ratios
23.1	Consent of Mayer Hoffman McCann CPAs (The New York Practice of Mayer Hoffman McCann P.C.)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Current Report on Form 8-K, dated September 15, 1993.

(2)
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

(9)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

(10)
Exhibits 10.2 through 10.8 are management contracts or compensatory plans or arrangements, which are required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.
(b)
Reference is made to Item 15(a)(3) above.

(c)
Reference is made to Item 15(a)(2) above.

Signatures

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CACHE, INC.
Date: April 1, 2011	(Registrant)
	By:	/s/ THOMAS E. REINCKENS Thomas E. Reinckens Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS E. REINCKENS Thomas E. Reinckens	Chairman of the Board and Chief Executive Officer	April 1, 2011
/s/ MARGARET FEENEY Margaret Feeney	Executive Vice President (Chief Financial Officer and Principal Accounting Officer)	April 1, 2011
/s/ GENE G. GAGE Gene G. Gage	Director	April 1, 2011
/s/ ARTHUR S. MINTZ Arthur S. Mintz	Director	April 1, 2011
/s/ ANDREW M. SAUL Andrew M. Saul	Director	April 1, 2011
/s/ MORTON J. SCHRADER Morton J. Schrader	Director	April 1, 2011

CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JANUARY 1, 2011,
JANUARY 2, 2010,
AND
DECEMBER 27, 2008

CACHE, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cache, Inc.
New York, New York

        We have audited the accompanying consolidated balance sheets of Cache, Inc. and subsidiaries as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 1, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15 for each of the years in the three-year period ended January 1, 2011. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and on the financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cache, Inc. as of January 1, 2011 and January 2, 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended January 1, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Mayer Hoffman McCann CPAs

(The New York Practice of Mayer Hoffman McCann P.C.)

New York, New York
April 1, 2011

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 1, 2011	January 2, 2010
ASSETS
CURRENT ASSETS
Cash and equivalents (Note 1)	$4,609,000	$5,516,000
Marketable securities (Note 2)	20,923,000	29,999,000
Certificates of deposit—restricted (Note 8)	2,500,000	1,500,000
Receivables, net (Note 3)	2,855,000	3,411,000
Income tax receivable (Note 3)	50,000	3,438,000
Inventories, net (Note 4)	15,789,000	16,599,000
Prepaid expenses and other current assets (Note 14)	5,029,000	4,943,000

Total Current Assets	51,755,000	65,406,000
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Notes 5 and 10)	24,753,000	31,713,000
GOODWILL (Note 6)	—	9,092,000
INTANGIBLE ASSETS, net (Note 6)	102,000	102,000
OTHER ASSETS (Note 14)	9,380,000	4,684,000

Total Assets	$85,990,000	$110,997,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$8,273,000	$7,624,000
Note payable (Note 6)	1,518,000	1,408,000
Accrued compensation	2,551,000	2,668,000
Accrued liabilities (Notes 7, 9 and 11)	11,150,000	11,783,000

Total Current Liabilities	23,492,000	23,483,000
NOTE PAYABLE (Note 6)	319,000	1,425,000
OTHER LIABILITIES (Note 12)	13,867,000	15,806,000
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
Common stock, par value $.01; authorized, 40,000,000 shares; issued 16,481,710 and 16,433,373 shares (Note 15)	165,000	164,000
Additional paid-in capital	48,015,000	47,555,000
Retained earnings	39,927,000	62,359,000
Treasury stock, 3,682,199 shares, at cost (Note 15)	(39,795,000)	(39,795,000)

Total Stockholders' Equity	48,312,000	70,283,000

Total Liabilities and Stockholders' Equity	$85,990,000	$110,997,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

			52 Weeks Ended
	52 Weeks Ended	53 Weeks Ended
			December 27, 2008
	January 1, 2011	January 2, 2010
NET SALES	$206,519,000	$219,775,000	$265,728,000
COST OF SALES, including buying and occupancy	127,662,000	131,990,000	156,036,000

GROSS PROFIT	78,857,000	87,785,000	109,692,000

EXPENSES
Store operating expenses	75,901,000	79,167,000	95,339,000
General and administrative expenses	19,987,000	18,341,000	21,296,000
Exit costs (Note 9)	—	(65,000)	2,757,000
Impairment charges (Notes 6 and 10)	10,066,000	2,744,000	2,137,000
Employee separation charge (Note 11)	—	1,987,000	—

TOTAL EXPENSES	105,954,000	102,174,000	121,529,000

OPERATING LOSS	(27,097,000)	(14,389,000)	(11,837,000)

OTHER INCOME (EXPENSE)
Interest expense	(117,000)	(186,000)	(243,000)
Interest income	143,000	218,000	706,000

TOTAL OTHER INCOME	26,000	32,000	463,000

LOSS BEFORE INCOME TAXES	(27,071,000)	(14,357,000)	(11,374,000)
INCOME TAX BENEFIT (Note 14)	(4,639,000)	(5,663,000)	(4,252,000)

NET LOSS	$(22,432,000)	$(8,694,000)	$(7,122,000)

BASIC LOSS PER SHARE	$(1.76)	$(0.68)	$(0.53)

DILUTED LOSS PER SHARE	$(1.76)	$(0.68)	$(0.53)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	12,779,000	12,795,000	13,329,000

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	12,779,000	12,795,000	13,329,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Shares	Amount	Total
Balance at December 29, 2007	16,319,358	$163,000	$46,136,000	$78,175,000	1,695,032	$(24,210,000)	$100,264,000

Net loss	—	—	—	(7,122,000)	—	—	(7,122,000)
Tax benefit from stock option exercises	—	—	160,000	—	—	—	160,000
Issuance of common stock	90,678	1,000	560,000	—	—	—	561,000
Stock based compensation	—	—	299,000	—	—	—	299,000
Repurchase of common stock	—	—	—	—	1,676,968	(14,999,000)	(14,999,000)

Balance at December 27, 2008	16,410,036	164,000	47,155,000	71,053,000	3,372,000	(39,209,000)	79,163,000

Net loss	—	—	—	(8,694,000)	—	—	(8,694,000)
Issuance of common stock	23,337	—	—	—	—	—	—
Stock based compensation	—	—	400,000	—	—	—	400,000
Repurchase of common stock	—	—	—	—	310,199	(586,000)	(586,000)

Balance at January 2, 2010	16,433,373	164,000	47,555,000	62,359,000	3,682,199	(39,795,000)	70,283,000

Net loss	—	—	—	(22,432,000)	—	—	(22,432,000)
Issuance of common stock	48,337	1,000	91,000	—	—	—	92,000
Stock based compensation	—	—	369,000	—	—	—	369,000

Balance at January 1, 2011	16,481,710	$165,000	$48,015,000	$39,927,000	3,682,199	$(39,795,000)	$48,312,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 1, 2011	January 2, 2010	December 27, 2008
Cash flows From Operating Activities:
Net loss	$(22,432,000)	$(8,694,000)	$(7,122,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,421,000	11,855,000	12,774,000
Impairment charges	10,066,000	2,744,000	2,137,000
Write down of equipment and leasehold improvements, net of deferred rent	—	—	1,570,000
Employee separation charge—write-off of non-compete agreements	—	204,000	—
Provision for sales allowances and doubtful accounts	(53,000)	(62,000)	(123,000)
Deferred income taxes	(4,724,000)	(2,595,000)	(1,474,000)
Excess tax benefit from stock-based compensation	—	—	(160,000)
Amortization of deferred rent	(2,503,000)	(2,116,000)	(1,996,000)
Amortization of deferred income for co-branded credit card	(678,000)	(456,000)	(218,000)
Gift card breakage	(196,000)	(229,000)	(287,000)
Stock-based compensation	461,000	400,000	299,000
Non-cash exit costs	—	(65,000)	—
Non-cash interest expense on note payable	23,000	—	54,000
Gain from insurance proceeds	(98,000)	—	—
Proceeds from insurance recovery	139,000	—	—
Change in assets and liabilities:
Decrease (increase) in receivables and income tax receivable	3,997,000	2,982,000	(4,019,000)
Decrease in inventories	769,000	5,660,000	8,226,000
Increase in prepaid expenses and other current assets	(58,000)	(3,313,000)	(169,000)
Increase (decrease) in accounts payable	649,000	1,249,000	(4,135,000)
Increase in accrued liabilities, accrued compensation and other liabilities	592,000	3,594,000	1,038,000

Net cash provided by (used in) operating activities	(4,625,000)	11,158,000	6,395,000

Cash Flows From Investing Activities:
Purchase of marketable securities	(23,383,000)	(42,954,000)	(42,118,000)
Maturities of marketable securities	32,459,000	38,108,000	59,852,000
Certificates of deposit—restricted	(1,000,000)	(1,500,000)	—
Purchase of equipment and leasehold improvements	(3,448,000)	(1,976,000)	(10,673,000)
Proceeds from insurance recovery	109,000	—	—

Net cash provided by (used in) investing activities	4,737,000	(8,322,000)	7,061,000

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	—	—	561,000
Excess tax benefit from stock-based compensation	—	—	160,000
Repayment of note payable	(1,019,000)	(1,569,000)	(1,586,000)
Repurchase of common stock	—	(586,000)	(14,999,000)

Net cash used in financing activities	(1,019,000)	(2,155,000)	(15,864,000)

Net increase (decrease) in cash and equivalents	(907,000)	681,000	(2,408,000)
Cash and equivalents, at beginning of period	5,516,000	4,835,000	7,243,000

Cash and equivalents, at end of period	$4,609,000	$5,516,000	$4,835,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        Cache, Inc. (together with its subsidiaries, the "Company") operates 282 women's apparel specialty stores, as of January 1, 2011. The Company specializes in the sale of high fashion women's apparel and accessories in the better to expensive price range.

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

        The most significant estimates made by management include those made in the areas of inventory; impairment of long lived assets and goodwill; income taxes; self insurance reserves; stock-based compensation, gift card breakage, sales returns and allowances and income tax uncertainties. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

Fiscal Reporting Period

        The Company reports its annual results of operations based on fiscal periods comprised of 52 or 53 weeks, which is in accordance with industry practice. Results for fiscal 2010 include 52 weeks, as compared to 53 weeks for fiscal 2009 and 52 weeks for fiscal 2008.

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

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities

        Marketable securities, at January 1, 2011 and January 2, 2010, primarily consist of short-term United States Treasury bills and notes. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company's held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments, as an adjustment to yield using the effective interest method. Interest income is recognized when earned. The fair value of our marketable securities totaled approximately $20.9 million and $30.0 million, as of January 1, 2011 and January 2, 2010, respectively.

Allowance for Doubtful Accounts

        The allowance for doubtful accounts, which is regularly reviewed, is an estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is determined based on historical write-off experience and the current retailer environment. Balances over 90 days past due and over a specified amount are reviewed individually for collectability; other balances are considered on an aggregate basis considering the aging of balances. Account balances are written off against the allowance when it is probable the receivable will not be recovered. There is no off-balance sheet credit exposure related to the Company's customers. Management believes that the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts. During the 52 week period ended January 1, 2011, the Company recorded reserves of approximately $44,000, utilized $77,000 and reversed $20,000 of reserve balance due to the discontinuance of the Company's wholesale division—Mary L. The Company reserved $53,000 for such items as of January 2, 2010. This amount is included as part of the sales allowance reserve, which is provided in supplemental schedules on page F-31.

Inventories

        Our finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

inventory valuation, which results in a carrying value at the lower of cost or market. Inventories other than finished goods at retail stores, called production inventory, primarily consists of piece goods, trim and work-in-process. It is the Company's policy to value the production inventory, which makes up approximately 20% of Company's total inventory, at lower of cost or market value using first-in-first-out valuation method. The Company reviews the inventory for factors such as age, obsolescence, potential use, or other factors that may indicate a decline in its value. The Company records a reserve against the cost of the production inventory to account for any decline in its value.

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

        The Company evaluates finite-lived assets in accordance with "Impairment or Disposal of Long-Lived Assets" under Topic 360 "Property, Plant and Equipment" of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC"). Finite-lived assets are evaluated for recoverability in accordance with Topic 360 of the FASB ASC whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. The Company evaluated its finite-lived assets during fiscal 2010, 2009 and 2008 and as a result, recorded an impairment charge of $974,000 for 15 underperforming stores (See Note 10), $1.9 million for 23 underperforming stores and $1.1 million for 12 underperforming stores, respectively.

Goodwill and Intangible Assets

        The Company evaluates its Goodwill and Intangible assets in accordance with "Intangibles—Goodwill and Other", Topic 350 of the FASB ASC. This guidance requires ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment. The Company performs impairment testing, which considers the Company's fair value to determine whether an impairment charge related to the carrying value of the Company's recorded goodwill and other intangible assets, associated with its AVD reporting unit, is necessary. This is reevaluated annually during the fourth quarter, or more frequently if necessary. The Company considers many factors in evaluating whether the carrying value of the recorded goodwill will be recoverable. Factors used to determine this primarily include declines in stock price and the market capitalization in relation to the book value of the Company, discounted projected cash flows of the reporting unit and valuation of companies comparable to the reporting unit. As a result of this testing, an impairment charge of $9.1 million was recorded against the remaining carrying value of goodwill during fiscal 2010. Comparatively, during fiscal 2009, the Company did not incur an impairment charge against the carrying value of goodwill. However, an impairment charge of $891,000 was recorded against the carrying value of intangible assets associated with its wholesale division—Mary L., during the fourth quarter of fiscal 2009, related to the

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

discontinuance of Mary L. In addition, pursuant to the employee separation agreements entered into with two of the Company's then officers (See Note 11), the Company recorded a pre-tax charge of $204,000 during the third fiscal quarter of 2009 for the remaining net book value of the non-compete agreements contained in their employment agreements. An impairment charge of $1.0 million was recorded against the carrying value of goodwill during the fourth quarter of fiscal 2008.

Self Insurance

        We are self-insured for losses and liabilities related primarily to employee health and welfare claims, up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred, using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for fiscal 2010, 2009 and 2008. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. We maintain stop loss insurance coverage, which covers us for benefits paid in excess of limits as defined in the plan.

Gift Cards, Gift Certificates and Credits

        The Company sells gift cards and gift certificates ("Gift Cards") and issues credits to its customers when merchandise is returned ("Merchandise Credits"), which do not expire. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card and Merchandise Credit being redeemed by the customer is remote ("Gift Card breakage"), since the Company has determined that it does not have a legal obligation to remit the unredeemed value to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns and the remaining unredeemed percentage at the end of our historical data of 3.5 years. Historical redemptions of Merchandise Credits ranged from 64% in the first quarter to 0.03% in the fourteenth quarter subsequent to the issue date, resulting in an average of approximately 95% redeemed or 5% unredeemed Merchandise Credits over the historical data of 3.5 years. We have determined that redemption would be remote based on the fact that, by the fourteenth quarter since issue date, the redemption rate approximated 0%, indicating that the probability of such cards being redeemed is remote. As such, we have recorded breakage income based upon this 5%, which is reviewed on a quarterly basis for propriety. Breakage income represents the balance of Gift Cards and Merchandise Credits, for which the Company believes the likelihood of redemption by the customer, is remote. At that time, the Company will recognize breakage income for those Gift Cards and Merchandise Credits.

        The Company recorded breakage income of $196,000, $229,000 and $287,000 during fiscal year ended 2010, 2009 and 2008, respectively.

Revenue Recognition

        Sales are recognized at the "point of sale," which occurs when merchandise is sold in an "over-the-counter" transaction or upon receipt by a customer. Sales of merchandise via our web-site are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns,

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

which is determined based on historical experience. Charges/(credits) to earnings resulting from revisions to estimates on our sales return provision were approximately $77,000, ($80,000) and ($202,000) for fiscal 2010, 2009 and 2008, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred at our stores for shipping and handling is included in cost of sales. The Company records revenues net of applicable sales tax.

        The Company's co-branded customer credit card program, which was introduced during fiscal 2007, entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. During fiscal 2010, 2009 and 2008, the Company received $780,000, $1.1 million and $1.4 million, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards in fiscal 2010, 2009 and 2008 was $678,000, $456,000 and $218,000, respectively.

        The Company also offers its credit card holders a program, whereby points can be earned on net purchases made with the co-branded credit card. Five reward points are awarded for each dollar spent at Cache and one reward point is awarded for each dollar spent at non-Cache businesses. Cardholders whose credit card account is not delinquent, in default or closed will be automatically eligible to receive a $25 Cache gift card upon accrual of 2,500 reward points. The issuing bank bears the cost of the reward program and is responsible for the administration and management of the program.

        The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program, the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded was $373,000 in fiscal 2010, as compared to $328,000 and $248,000 in fiscal 2009 and fiscal 2008, respectively.

        Seasonality.    We experience seasonal and quarterly fluctuations in net sales and operating income. Quarterly results of operations may fluctuate significantly as a result of a variety of factors, including macroeconomics conditions, the timing of new store openings, fashion trends and shifts in timing of certain holidays. Our business is subject to seasonal influences, characterized in years other than fiscal 2010 by highest sales during the fourth quarter (October, November and December) and lowest sales during the third quarter (July, August and September).

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

Advertising costs

        Costs associated with advertising are charged to store operating expense, when the advertising first takes place. The Company spent $8.2 million, $6.9 million and $10.7 million on advertising costs in fiscal 2010, 2009, and 2008, respectively.

Pre-Opening Store Expenses

        Expenses associated with the opening of new stores are expensed as incurred.

Cache 401(K) Savings Plan

        Employees are eligible to participate in the Company's 401(k) plan if they have been employed by the Company for one year, have reached age 21 and work at least 1,000 hours annually. Generally, employees can defer up to 25% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The Company can make a discretionary matching contribution for the employee. Employer contributions to the plan for fiscal 2010, 2009 and 2008 were $32,000, $156,000 and $420,000, respectively. The Company reduced its discretionary matching contribution during fiscal 2009, as part of its cost savings initiative.

Income Taxes

        The Company accounts for income taxes in accordance with "Income Taxes" Topic 740 of the FASB ASC. This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company's best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions (See Note 14).

Stock-Based Compensation

        Stock-based compensation expense for all stock-based awards program, including grants of stock options, is recorded in accordance with "Compensation—Stock Compensation", Topic 718 of the FASB ASC. The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. All employee stock options were granted at or above the grant date market price. Judgment is required in estimating the amount of share-based awards expected to be

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

forfeited prior to vesting. In accordance with the stated guidance, if actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted (See Note 15). The Company recognized $461,000, $400,000 and $299,000 in stock-based compensation expense during fiscal 2010, 2009 and 2008, respectively.

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

Segment Reporting

        Topic 280 "Segment Reporting", of the FASB ASC establishes standards for reporting information about a company's operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in a single operating segment—the operation of specialty retail stores. Revenues from external customers are derived from merchandise sales and we do not rely on any major customers as a source of revenue.

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 1, 2011	January 2, 2010	December 27, 2008
Sportswear	57.9%	57.3%	60.7%
Dresses	33.3	32.8	30.4
Accessories	8.8	9.9	8.9

Total	100.0%	100.0%	100.0%

Concentration

        The Company has five major suppliers, which accounted for approximately 23% of our purchases during fiscal 2010, and our largest supplier accounted for 10% of our purchases during fiscal 2010. The loss of any of these suppliers could adversely affect the Company's operations.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Developments

        In April 2010, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-13, Compensation—Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, which clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity shares trades should not be considered to contain a condition that is not a market, performance or service condition. ASU 2010-13 is effective for fiscal years beginning on or after December 15, 2010, early adoption is permitted. The Company does not expect the adoption of ASU 2010-18 to have a material impact on its consolidated financial statements.

        In January 2010, FASB issued ASU 2010-06, Improving Disclosures about FairValue Measurements, which provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for financial statements issued for interim and annual periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for interim and annual periods ending after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company's consolidated financial statements.

Supplemental Statements of Cash Flow Information

        The Company accrued $117,000, $180,000 and $243,000 for interest expense on a note payable and paid $94,000, $234,000 and $263,000 during fiscal 2010, 2009 and 2008, respectively. During fiscal 2010, 2009 and 2008, the Company paid $125,000, $253,000 and $1.9 million in income taxes, respectively. In addition, during fiscal 2010, 2009 and 2008, the Company accrued equipment and leasehold improvements of $330,000, $234,000 and $216,000, respectively.

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

        The fair value of our marketable securities, which was determined based upon Level 1 inputs, totaled $20.9 million and $30.0 million as of January 1, 2011 and January 2, 2010, respectively. For the fiscal periods ended January 1, 2011 and January 2, 2010, the aggregate amount of marketable securities (maturing greater than 90 days and less than one year) totaled approximately $20.9 million and $30.0 million, respectively. The Company noted small variances between the book value and fair value due to the remaining unamortized premiums. As a result, no impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments. Interest income is recognized when earned.

NOTE 3. RECEIVABLES

	January 1, 2011	January 2, 2010
Construction allowances	$370,000	$507,000
Third party credit cards	1,664,000	2,142,000
Accounts receivable, net	—	62,000
Other	821,000	700,000

	$2,855,000	$3,411,000

        Accounts receivable, net includes sales from the wholesale division—Mary L., which the Company discontinued during the fourth quarter of fiscal 2009.

        At January 1, 2011, the Company recorded an income tax receivable of $50,000, which resulted from a previous estimated tax payment, which will be refunded in early 2011. During fiscal 2009, the Company recorded an income tax receivable of $3.4 million, which resulted from estimated tax payments of $266,000 made during fiscal 2009 and 2008 combined with estimated refunds of $3.3 million, generated as a result of the carry back on the net loss incurred during the current fiscal year. An income tax receivable of $5.9 million was recorded during fiscal 2008 due to overpayments on the estimated tax payments combined with a refund, generated as a result of the carry back on the net loss incurred during fiscal 2008.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INVENTORIES

	January 1, 2011	January 2, 2010
Raw materials	$1,347,000	$1,253,000
Work in process	1,831,000	1,160,000
Finished goods	12,611,000	14,186,000

	$15,789,000	$16,599,000

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	January 1, 2011	January 2, 2010
Leasehold improvements	$51,074,000	$51,861,000
Furniture, fixtures, and equipment	34,585,000	33,913,000

	85,659,000	85,774,000
Less: accumulated depreciation and amortization	(60,906,000)	(54,061,000)

	$24,753,000	$31,713,000

        Store operating and general and administrative expenses include depreciation and amortization expense of $9.4 million, $11.7 million and $12.6 million for the fiscal years ended 2010, 2009 and 2008, respectively. The Company recorded an impairment charge during fiscal 2010 and 2009 on its long lived assets; see Note 10 herein for additional details.

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

        During the period ended December 29, 2007, the Company recorded a note payable related to the acquisition of certain assets of Adrienne Victoria Designs, Inc. The $6.3 million note is payable to the

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. ACQUISITION OF ADRIENNE VICTORIA DESIGNS, INC. (Continued)

principals of Adrienne Victoria Designs, Inc, which will be paid over five years, has an imputed five percent interest rate. The note maturities are payable in quarterly installments ranging from $163,000 to $475,000. As of January 1, 2011, the amounts due on the note payable are as follows:

Fiscal years ending:
2011	$1,518,000
2012	319,000

Total	$1,837,000

  Goodwill and Intangible Assets

        In accordance with "Intangibles—Goodwill and Other", Topic 350 of the FASB ASC, the Company's goodwill and its intangible assets are reviewed annually for impairment or more frequently, if impairment indicators arise. This annual valuation process, which is performed during the fourth quarter of each year, resulted in an impairment charge of $9.1 million against the remaining carrying value of the Company's goodwill during fiscal 2010. Comparatively, no impairment charge was recorded against the carrying value of the Company's goodwill in fiscal 2009. However, an impairment charge of $891,000 was recorded against the carrying value of intangible assets associated with its wholesale division—Mary L. during the fourth quarter of fiscal 2009. An impairment charge of $1.0 million was recorded against the carrying value of the Company's goodwill during the fourth quarter of fiscal 2008. During the third quarter of fiscal 2009, the Company recorded a charge of $204,000 for the remaining net book value of its definite-lived intangible asset—Non-Compete agreements. This charge resulted from an employee separation agreement that the Company entered into with two of its former executive officers during fiscal 2009. As a result of these charges during fiscal 2009, the Company's recorded net intangible assets as of January 2, 2010 were reduced to $102,000. The carrying amount of net intangible assets as of January 1, 2011 did not change from the prior fiscal year end balance of $102,000.

        General and administrative expenses include amortization expense of $107,000 and $119,000, for the fiscal years ended 2009 and 2008, respectively, in connection with the Company's net intangible assets. No such expense was recorded during fiscal 2010.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. ACCRUED LIABILITIES

	January 1, 2011	January 2, 2010
Gift cards, merchandise credit cards and other customer deposits and credits	$4,114,000	$3,817,000
Taxes, including income taxes	3,047,000	2,807,000
Operating expenses	1,830,000	2,007,000
Employee separation settlement (Note 11)	—	1,375,000
Deferred income	769,000	568,000
Group insurance	513,000	481,000
Sales return reserve	547,000	470,000
Leasehold additions	330,000	234,000
Exit costs (Note 9)	—	24,000

	$11,150,000	$11,783,000

        Leasehold additions generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.

NOTE 8. BANK DEBT

        On April 22, 2010, the Company amended its credit facility with Bank of America (the "Bank") for another year to allow the Company to issue letters up to $2.5 million which was collateralized by granting to the Bank a security interest in various certificates of deposit held by the Company and its subsidiaries with the Bank amounting to a total of $2.5 million. This one year credit facility will expire on May 1, 2011. The Company is currently reviewing its future requirements for a credit facility and plans to initiate discussion with its bankers to renew this credit line or negotiate a new credit facility.

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

        The Company had outstanding letters of credit of approximately $1.5 million and $660,000 at January 1, 2011 and January 2, 2010, respectively.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. EXIT COSTS

        The following table identifies the activity during fiscal 2010 related to exit costs previously recorded for underperforming stores and the discontinuation of the Company's wholesale division—Mary L.:

	Liability Balance Beginning of Year	Fiscal 2010 activity	Liability Balance End of Period
Severance	$40,000	$(40,000)	$—
Lease termination costs	24,000	(24,000)	—

	$64,000	$(64,000)	$—

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

        Due to the inability of the Company to assess the fair market value of the Company's assets in its retail stores, as these assets are not traded in an active market, the Company determined its fair market value by computing the net present value of future cash flows by discounting those future cash flows using a risk free interest rate from a 10 year treasury note. To analyze stores for impairment, the Company compared the undiscounted future cash flows against the carrying value of the long lived assets, as of January 1, 2011, for each store and as a result, identified 15 stores where the sum of undiscounted future cash flows were less than the corresponding carrying amounts. The Company then compared the net present value of future cash flows for these 15 stores against the carrying amount of the long lived assets and as a result of the excess carrying value over the computed net present value, the Company recorded an impairment charge of approximately $974,000 for the 15 underperforming stores identified. As a result of this impairment charge, which was recorded during the fourth quarter of fiscal 2010, the Company also adjusted the cost basis of the long lived assets at the affected stores in accordance with the stated guidance mentioned above. Comparatively, the Company recorded an impairment charge of $1.9 million for 23 underperforming stores and $1.1 million for 12 underperforming stores in fiscal 2009 and 2008, respectively.

NOTE 11. EMPLOYEE SEPARATION CHARGE

        During fiscal 2009, the Company entered into separation agreements with two of its then executive officers. Subsequently, during the fourth quarter of fiscal 2009, the Company entered into amended agreements, whereby, the Company agreed to make early settlement payments to both of its former executives. Additionally, one of the former executives agreed to reduced settlement payments from the original separation agreement. As a result of these amended separation agreements, the Company recorded a pre-tax charge of $2.0 million for the fiscal year ended January 2, 2010. This charge

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. EMPLOYEE SEPARATION CHARGE (Continued)

consisted of settlement costs of approximately $1.8 million, which included a charge of $23,000 for the vested portion of stock-awards that the Company purchased back from these former executives, and a charge of $204,000 for the remaining net book value of the non-compete agreements contained in their employment agreements (See Note 6). The charge of $204,000 was due to the Company releasing these former executives from the non-compete clause contained in the employment agreements. For the fiscal year ended January 2, 2010, the Company had $1.4 million of separation settlement due to one of the former executives recorded under accrued liabilities (See Note 7), which was subsequently paid during fiscal 2010.

        Pursuant to one of these separation agreements, a former executive may receive contingent payments of up to $500,000 in the aggregate, based on the achievement by the Company of certain annual net income targets set forth in the agreement through fiscal 2013. For the fiscal year ended January 1, 2011, no accrual was recorded for this earn-out provision.

NOTE 12. OTHER LIABILITIES

        The Company's other liabilities are comprised of the following:

	January 1, 2011	January 2, 2010
Deferred rent	$12,073,000	$13,913,000
Deferred income—co-branded credit card program	1,794,000	1,893,000

	$13,867,000	$15,806,000

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

        At January 1, 2011, the Company was obligated under operating leases for the corporate office, as well as another location that houses our design, production and customer service departments and various store locations expiring at various times through 2021. The terms of the leases generally provide for the payment of minimum annual rentals, contingent rentals based on a percentage of sales in excess of a stipulated amount, and a portion of promotional funds, common area maintenance and heating, ventilation and air conditioning charges. Most leases contain leasehold improvement reimbursements from landlords and/or rent holidays. In recognizing landlord incentives and minimum rent expenses, the Company amortizes the charges and incentives on a straight line basis over the lease term.

        Store rental expense related to these leases, included in cost of sales, consisted of the following:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 1, 2011	January 2, 2010	December 27, 2008
Net minimum rentals	$22,796,000	$23,647,000	$24,726,000
Contingent rentals and other occupancy costs	10,628,000	11,296,000	11,640,000

	$33,424,000	$34,943,000	$36,366,000

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. COMMITMENTS AND CONTINGENCIES (Continued)

        Rent expense for our corporate office and our facility, which houses our design, production, sourcing and customer service departments, amounted to approximately $1.0 million for fiscal 2010 and 2009 and $973,000 for fiscal 2008.

        Future minimum payments under non-cancelable operating leases consisted of the following at January 1, 2011:

Fiscal years ending:
2011	$24,922,000
2012	23,084,000
2013	19,529,000
2014	15,488,000
2015	11,295,000
Thereafter	19,026,000

Total future minimum lease payments	$113,344,000

        The operating leases included in the table above does not include contingent rent based upon sales volume, which represented approximately less than 1% of minimum rent expense in fiscal 2010, or other occupancy costs such as promotional funds, common area maintenance and heating, ventilation and air conditioning charges, which represented approximately 46.5% of net minimum rent expense in fiscal 2010.

Other Commitments

        The following tables summarize our other commitments as of January 1, 2011:

	Payments Due in Period
	Total	2011	2012	2013	2014	2015	Thereafter
	(in thousands)
Other Obligations
Employment Contracts	$1,446	$1,000	$446	$—	$—	$—	$—
Purchase Obligations	32,556	32,556	—	—	—	—	—
Letters of credit	1,533	1,533	—	—	—	—	—

Total	$35,535	$35,089	$446	$—	$—	$—	$—

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

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies

        On June 30, 2010, Chico's FAS, Inc. and White House--Black Market, Inc. (together referred to as "Chico's") filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York. Chico's alleged in its complaint, among other things, that two former Chico's employees who are now employed by Cache supplied the Company with confidential information and trade secrets, which Cache benefited from. The Company does not believe that this case will have a material adverse effect on its financial condition and results of operations.

        As indicated in Note 11, on September 23, 2009, the Company entered into a separation agreement with two of its then executive officers. Pursuant to one of these separation agreements, a former executive may receive contingent payments of up to $500,000 in the aggregate, based on the achievement by the Company of certain annual net income targets set forth in the agreement through fiscal 2013. For the fiscal year ended January 1, 2011, no accrual was recorded for this earn-out provision.

        The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss. The Company had no guarantees, subleases or assigned lease obligations as of January 1, 2011 and January 2, 2010.

NOTE 14. INCOME TAXES

        The provision (benefit) for income taxes includes:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 1, 2011	January 2, 2010	December 27, 2008
Current:
Federal	$16,000	$(3,148,000)	$(3,412,000)
State	69,000	80,000	634,000

	85,000	(3,068,000)	(2,778,000)

Deferred:
Federal	(4,105,000)	(1,934,000)	(898,000)
State	(619,000)	(661,000)	(576,000)

	(4,724,000)	(2,595,000)	(1,474,000)

Provision (benefit) for income taxes	$(4,639,000)	$(5,663,000)	$(4,252,000)

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. INCOME TAXES (Continued)

        The Company's effective tax rate, as a percent of income before income taxes, differs from the statutory federal tax rates as follows:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 1, 2011	January 2, 2010	December 27, 2008
Federal statutory tax rate	34.0%	34.0%	34.0%
Federal benefit on NOL carry back over 34%	0.0%	1.3%	0.7%
State and local income taxes, net of federal tax benefit	4.2%	4.5%	1.2%
Valuation allowance	(20.9)%	(0.5)%	—
Other net, primarily permanent differences	(0.1)%	0.1%	1.5%

Provision for income taxes	17.2%	39.4%	37.4%

        The major components of the Company's net deferred tax assets (liabilities) at January 1, 2011 and January 2, 2010 are as follows:

Current	January 1, 2011	January 2, 2010
Group insurance	$197,000	$184,000
Sales return reserve	209,000	179,000
Inventory	480,000	354,000
Prepaid expenses	(392,000)	(437,000)

	494,000	280,000
Valuation allowance	(218,000)	(4,000)

Total Current	$276,000	$276,000

Non-Current	January 1, 2011	January 2, 2010
Federal and State tax net operating loss carry-forwards	$7,385,000	$919,000
Deferred rent	1,416,000	1,419,000
Deferred construction allowances	(5,580,000)	(4,615,000)
Other (principally depreciation expense)	11,298,000	6,620,000

	14,519,000	4,343,000
Valuation allowance	(5,516,000)	(64,000)

Total Non-current	$9,003,000	$4,279,000

        During fiscal 2010, 2009 and 2008, the Company generated federal net operating losses of approximately $16.6 million, $9.0 million and $9.2 million, respectively. At January 1, 2011, the Company had a Federal net operating loss ("NOL") carry-forward of $16.6 million available, for carry-forward for the next 20 years, through 2030. The losses generated in both fiscal 2009 and 2008 were carried back to offset taxable income generated in fiscal 2006 and 2005.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. INCOME TAXES (Continued)

        In assessing the realization of our deferred tax assets, we consider all available evidence to determine whether it is more likely than not that some portion or all of the net deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, during the periods in which those temporary differences become realizable. We consider the scheduled reversal of deferred tax assets (including the impact of available carry-back and carry-forward periods), and projected taxable income in assessing the realization of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. The Company's current or previous losses are given more weight than its projected future performance. Consequently, based on our evaluation of all available evidence, in particular our recent operating losses, we established a federal valuation allowance of $5.1 million at January 1, 2011. For state income tax purposes, the Company has established a valuation allowance in the amount of $68,000 in fiscal 2009, primarily to reserve for the possible non-utilization of state NOL carry-forwards, which may not be realized in future periods before the NOLs expire. The Company increased the state valuation allowance at January 1, 2011 to $650,000. The Company's state NOLs expire from 2013 through 2030.

        The Current portion of deferred tax assets and liabilities are included in prepaid expenses and other current assets, while the Non-current portion of deferred tax assets and liabilities are included in other assets on the Company's accompanying consolidated balance sheets.

        The Company accounts for Uncertainty in Income Taxes in accordance with Topic 740 of the FASB ASC which prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The provision also states that a tax benefit from an uncertain tax position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority having full knowledge of all relevant information.

        The cumulative effect of this adoption did not result in any adjustment in the Company's liability for unrecognized income tax benefits.

Balance at January 2, 2010	$435,000
Additions based on tax positions related to the current year	—
Additions for tax positions for prior years	55,000
Reductions for tax positions for prior years due to lapse of applicable statute of limitations	(79,000)
Settlements	—

Balance at January 1, 2011	$411,000

        As of January 1, 2011, the Company had recorded a $271,000 reserve, net of federal benefit for potential tax contingencies which, if recognized, would favorably affect the effective income tax rate. Comparatively, the Company had recorded reserves of $301,000 and $331,000, net of federal benefit for potential tax contingencies, for fiscal periods ended January 2, 2010 and December 27, 2008, respectively.

        The Company's continuing practice is to include estimated interest and penalties, if any, in computing the amount that is recognized within income tax expense relating to uncertain income tax

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. INCOME TAXES (Continued)

positions. As of January 1, 2011, the Company had accrued $151,000 of interest and penalties related to uncertain tax positions, which is included in the $411,000 tax contingency noted above.

        Although the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company's accrued position. Accordingly, the Company's provisions on federal, state and local tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of January 1, 2011, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

        The Company and certain of its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions.

        The Company had previously reached agreement with the IRS and closed the audit of fiscal year 2005, with no change to the tax return. The Internal Revenue Service is currently examining the carry-back claims (Form 1139) for the losses incurred in fiscal 2009 and 2008, which were carried back against taxable income recorded in fiscal 2007 and 2006. The examination is under the auspices of the Joint Committee on Taxation due to the size of the tax refund. The Company does not expect that any adjustments shall be made to the tax refunds received.

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

        The Company's 2008 Plan provides for the granting of various forms of awards, which has a maximum of 800,000 shares of common stock available. The shares available for issuance under the 2008 Stock Option and Performance Incentive Plan are comprised of the following: (i) unissued shares of Common Stock previously available for issuance under the Company's 2003 Stock Option and Performance Incentive Plan, which were never granted or issued and are being carried forward into the Company's 2008 Stock Option and Performance Incentive Plan, and (ii) additional shares of Common Stock not previously available for issuance under incentive compensation plans. As of January 1, 2011, there were a total of 398,671 shares available for future grants under the 2008 stock option plan. All of the Company's prior stock option plans have expired as to the ability to grant new options.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. STOCK BASED COMPENSATION (Continued)

        The 2008 plan is intended to replace the Company's 2003 Stock Option and Performance Incentive Plan (the "2003 Plan"). The Company ceased making grants under the 2003 Plan upon Board approval of the 2008 Plan.

        Awards granted under the plan have a ten-year term and may be incentive stock options, non-qualified stock options or restricted shares. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a three or four year period. The granted awards generally become exercisable at the maximum rate of approximately 33% per annum, to the extent the Company's earning plan, as approved by the Compensation and Plan Administration Committee is achieved. The price is payable in cash at the time of the exercise or, at the discretion of the Administrators, through the delivery of shares of Common Stock or the Company's withholding of shares otherwise deliverable to the employee, or a combination thereof. We recognize compensation expense ratably over the vesting period, net of estimated forfeitures. As of January 1, 2011, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the incentive plan. This cost is expected to be recognized over a remaining weighted-average vesting period of 2.11 years. No stock options were exercised during the 52-week period ended January 1, 2011 and as such, no intrinsic value was computed. Restricted stock of 28,337 shares vested during fiscal 2010.

        In accordance with Topic 718 of the FASB ASC, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions below for grants in the respective periods:

	2010 Grants	2009 Grants	2008 Grants
Expected dividend rate	$0.00	$0.00	$0.00
Expected volatility	59.5 - 59.6%	59.4%	36.1%
Risk free interest rate	1.5%	1.3%	2.6%
Expected lives (years)	3.0	3.0	4.0

        The fair value of options granted during fiscal years ended January 1, 2011, January 2, 2010 and December 27, 2008 were $1.79, $1.94 and $3.14, respectively.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. STOCK BASED COMPENSATION (Continued)

        The following table summarizes all stock option transactions for the three fiscal years ended January 1, 2011:

	Weighted Average Shares	Weighted Average Exercise Price
Shares under options as of December 29, 2007	1,232,103	$12.51
Options granted in 2008	15,000	9.81
Options exercised in 2008	(90,678)	6.19
Options canceled in 2008	(423,750)	12.94

Shares under options as of December 27, 2008	732,675	12.98
Options granted in 2009	20,000	4.79
Options exercised in 2009	—	—
Options canceled in 2009	—	—

Shares under options as of January 2, 2010	752,675	12.76
Options granted in 2010	40,000	4.39
Options exercised in 2010	—	—
Options canceled in 2010	(15,000)	9.81

Shares under option as of January 1, 2011	777,675	$12.39

Options Exercisable at:	Number of Shares	Weighted Average Exercise Price
December 27, 2008	503,425	$12.69
January 2, 2010	562,675	$12.67
January 1, 2011	569,342	$12.58

        Significant option groups outstanding at January 1, 2011 and related weighted average price and life information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Life (Years)
2/22/10	10,000	0	$4.70	10
1/12/10	30,000	0	4.29	10
11/16/09	20,000	6,667	4.79	9
7/5/07	100,000	0	14.40	7
6/19/07	55,000	0	14.34	7
8/30/05	25,000	25,000	16.40	5
5/3/05	70,000	70,000	11.53	4
5/2/05	10,000	10,000	11.61	4
4/25/05	5,000	5,000	11.00	4
1/22/04	52,500	52,500	15.17	3
7/22/03	389,175	389,175	12.65	3
10/2/01	11,000	11,000	$2.13	1

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. STOCK BASED COMPENSATION (Continued)

        A summary of the changes in stock options outstanding during the 52-week period ended January 1, 2011 is presented below:

	Total Outstanding				Currently Exercisable
	Number of Options	Average Price(1)	Average Life(2)	Aggregate Intrinsic Value(3)	Number of Options	Average Price(1)	Average Life(2)	Aggregate Intrinsic Value(3)
January 2, 2010	752,675	$12.76	4.99	$26,840	562,675	$12.67	4.02	$26,840
Granted	40,000	4.39			—
Vested	—				6,667	4.79
Canceled/forfeited	(15,000)	9.81			—
Exercised	—				—

January 1, 2011	777,675	$12.39	4.19	$29,910	569,342	$12.58	3.09	$25,410

(1)
Weighted-average exercise price.

(2)
Weighted-average contractual life remaining in years.

(3)
The aggregate intrinsic values in the table above are based on the Company's closing stock price as of the last business day of the periods ended January 1, 2011 and January 2, 2010, which was $4.44 and $4.57, respectively.

        The following table summarizes all restricted stock transactions for the fiscal years ended January 1, 2011:

	Weighted Average Shares	Weighted Average Grant-Date Fair Value
Nonvested as of January 2, 2010	140,661	$3.81
Granted in 2010	214,000	5.52
Vested in 2010	(28,337)	3.92
Cancelled in 2010	(41,669)	3.65

Nonvested as of January 1, 2011	284,655	$5.11

        During fiscal 2010, the Company granted 214,000 shares of restricted stock awards to employees who hold various positions within the Company. Two-thirds of these restricted stock awards contingently vest over a three year period, based on the Company meeting performance goals, and one-third vest equally on an annual basis over the requisite service period. The total grant-date fair value of restricted stock that vested as of January 1, 2011 was approximately $111,000. During fiscal 2010, the Company had a non-cash transaction from the issuance of 20,000 shares of the Company's common stock to its board members. As a result of this issuance, approximately $92,000 was recorded under share-based compensation based on the closing price on the date of issuance. Topic 718—"Compensation—Stock Compensation", of the FASB ASC, requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised ("excess tax benefits") be classified as financing cash flows. No excess tax benefits were recorded during fiscal 2010

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. STOCK BASED COMPENSATION (Continued)

and 2009. For the 52-week period ended December 27, 2008 there was $160,000 of excess tax benefits realized from the exercise of stock options.

        As of January 1, 2011, there was approximately $1.2 million of future compensation cost related to nonvested share-based compensation awards granted under the stock option plan. That cost is expected to be recognized over a weighted average period of 2.11 years. The total fair value of shares that vested during the fiscal year ended January 1, 2011 was $461,000. The following table represents the share-based compensation expense to be recognized in future periods as of January 1, 2011:

Fiscal years ending:	Compensation Expense on Non-Vested Awards
2011	$511,000
2012	320,000
2013	257,000
2014	157,000

$1,245,000

  Repurchase Program

        On January 8, 2009, the Board of Directors authorized the repurchase of an additional 1,000,000 shares, bringing the total authorization to 4,500,000 shares. During fiscal 2009, the Company repurchased, in the open market, 310,199 shares at a cost of $586,000 or $1.89 per share. For the fiscal year ended, January 2, 2010, the Company had cumulatively repurchased a total of 3,682,199 shares at a cost of approximately $40 million or $10.81 per share. During fiscal 2010, the Company did not repurchase any additional shares.

NOTE 16. EARNINGS PER SHARE

        The following table sets forth the computations of basic and diluted earnings per share:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 1, 2011	January 2, 2010	December 27, 2008
Net loss	$(22,432,000)	$(8,694,000)	$(7,122,000)
Net loss per share—basic	$(1.76)	$(0.68)	$(0.53)
Net loss per share—diluted	$(1.76)	$(0.68)	$(0.53)
Weighted average common shares outstanding	12,779,000	12,795,000	13,329,000
Dilutive effect of stock options	—	—	—
Weighted average common and potentially dilutive common shares	12,779,000	12,795,000	13,329,000

        Options and unvested restricted common shares of 1,062,330, 893,336 and 732,675 were excluded from the computation of diluted earnings per share for fiscal 2010, 2009 and 2008, respectively, because of the net loss incurred by the Company.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
52 weeks ended January 1, 2011
Net sales	$48,550	$56,575	$45,524	$55,870
Gross profit	16,715	24,933	15,902	21,307
Income (loss) before income tax provision (benefit)	(6,609)	1,453	(8,085)	(13,830)	(1)
Income tax provision (benefit)	(2,528)	556	(3,058)	391	(2)

Net income (loss)	$(4,081)	$897	$(5,027)	$(14,221)

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share:	$(0.32)	$0.07	$(0.39)	$(1.11)

Diluted earnings (loss) per share:	$(0.32)	$0.07	$(0.39)	$(1.11)

53 weeks ended January 2, 2010
Net sales	$53,006	$56,866	$44,941	$64,962
Gross profit	21,795	25,230	14,214	26,546
Income (loss) before income tax provision (benefit)	(2,513)	1,331	(10,850) (3)	(2,325)	(1)(3)
Income tax provision (benefit)	(918)	486	(4,067)	(1,164)

Net income (loss)	$(1,595)	$845	$(6,783)	$(1,161)

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share:	$(0.12)	$0.07	$(0.53)	$(0.09)

Diluted earnings (loss) per share:	$(0.12)	$0.07	$(0.53)	$(0.09)

(1)
Includes impairment charges of approximately $974,000 for 15 underperforming stores and $1.9 million for 23 underperforming stores for fiscal 2010 and 2009, respectively. In addition, includes impairment charges of approximately $9.1 million against the carrying value of the Company's goodwill, for its AVD reporting unit and $891,000 against the carrying value of the Company's intangible assets associated with its wholesale division—Mary L., for fiscal 2010 and 2009, respectively.

(2)
During the fourth quarter of fiscal 2010, we recorded a $5.7 million non-cash tax charge related to a valuation allowance against net deferred tax assets.

(3)
Includes total net charges of approximately $2.0 million in connection with separation agreements entered into with two of its then executive officers during the third and fourth quarter of fiscal 2009.

        Per share amounts are calculated independently for each quarter. The sum of the quarters may not equal the full year per share amounts.

SCHEDULE II
Cache, Inc and Subsidiaries
Valuation and Qualifying Accounts

		Additions
Sales Return Reserve	Balance at Beg. of Period	Charge to Costs and Expenses		Other Accounts	Deductions		Balance at End of Period
52 Weeks Ended January 1, 2011	$470,000	$77,000	(1)	$—	$—		$547,000
53 Weeks Ended January 2, 2010	$550,000	$—		$—	$80,000	(1)	$470,000
52 Weeks Ended December 27, 2008	$752,000	$—		$—	$202,000	(1)	$550,000

		Additions
Reserve for Sales Allowances and Doubtful Accounts	Balance at Beg. of Period	Charge to Costs and Expenses	Other Accounts	Deductions	Balance at End of Period
52 Weeks ended January 1, 2011	$53,000	$44,000	$—	$97,000	$—
53 Weeks ended January 2, 2010	$111,000	$652,000	$12,000	$722,000	$53,000
52 Weeks ended December 27, 2008	$234,000	$1,473,000	$—	$1,596,000	$111,000

		Additions
Deferred Tax Valuation Allowance	Balance at Beg. of Period	Charge to Costs and Expenses	Other Accounts	Deductions	Balance at End of Period
52 Weeks ended January 1, 2011	$68,000	$5,666,000	$—	$—	$5,734,000
53 Weeks ended January 2, 2010	$—	$68,000	$—	$—	$68,000
52 Weeks ended December 27, 2008	$—	$—	$—	$—	$—

(1)
Represents net change of reserves recorded and utilized during the year.