Form 10-Q
period 2011-04-02
CACHE INC
filed 2011-05-12
CIK 350199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2011, 12,820,711 common shares were outstanding.

CACHE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2, 2011	January 1, 2011	April 3, 2010
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,896,000	$4,609,000	$357,000
Marketable securities	16,850,000	20,923,000	25,727,000
Certificates of deposit — restricted	2,500,000	2,500,000	1,500,000
Receivables, net	3,345,000	2,855,000	3,451,000
Income tax receivable, net	50,000	50,000	3,459,000
Inventories, net	22,961,000	15,789,000	19,306,000
Prepaid expenses and other current assets	5,328,000	5,029,000	8,054,000
Total current assets	52,930,000	51,755,000	61,854,000

Equipment and leasehold improvements, net	23,260,000	24,753,000	30,005,000
Goodwill	—	—	9,092,000
Intangible assets, net	102,000	102,000	102,000
Other assets	9,833,000	9,380,000	4,424,000

Total assets	$86,125,000	$85,990,000	$105,477,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,269,000	$8,273,000	$10,459,000
Note payable	1,282,000	1,518,000	1,838,000
Accrued compensation	1,328,000	2,551,000	1,421,000
Accrued liabilities	10,020,000	11,150,000	9,203,000
Total current liabilities	24,899,000	23,492,000	22,921,000

Note payable	160,000	319,000	1,030,000
Other liabilities	13,361,000	13,867,000	15,157,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock, par value $.01; authorized, 40,000,000 shares; issued 16,502,910, 16,481,710 and 16,453,373	165,000	165,000	164,000
Additional paid-in capital	48,180,000	48,015,000	47,722,000
Retained earnings	39,155,000	39,927,000	58,278,000
Treasury stock 3,682,199 shares, at cost	(39,795,000)	(39,795,000)	(39,795,000)
Total stockholders’ equity	47,705,000	48,312,000	66,369,000

Total liabilities and stockholders’ equity	$86,125,000	$85,990,000	$105,477,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

	April 2, 2011	April 3, 2010

Net sales	$52,099,000	$48,550,000

Cost of sales, including buying and occupancy	30,178,000	31,835,000

Gross profit	21,921,000	16,715,000

Expenses:
Store operating expenses	18,137,000	18,659,000
General and administrative expenses	5,044,000	4,674,000
Total expenses	23,181,000	23,333,000

Operating loss	(1,260,000)	(6,618,000)

Other income (expense):
Interest expense	(18,000)	(35,000)
Interest income	21,000	44,000
Total other income, net	3,000	9,000

Loss before income taxes	(1,257,000)	(6,609,000)

Income tax benefit	(485,000)	(2,528,000)

Net loss	$(772,000)	$(4,081,000)

Basic loss per share	$(0.06)	$(0.32)

Diluted loss per share	$(0.06)	$(0.32)

Basic weighted average shares outstanding	12,817,000	12,771,000

Diluted weighted average shares outstanding	12,817,000	12,771,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

	April 2, 2011	April 3, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(772,000)	$(4,081,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,034,000	2,437,000
Provision for sales allowance and doubtful accounts, net	—	(33,000)
Stock-based compensation	101,000	98,000
Non-cash interest expense on note payable	18,000	35,000
Deferred income taxes	(434,000)	(2,515,000)
Gift card breakage	(146,000)	(50,000)
Amortization of deferred income for co-branded credit card	(199,000)	(148,000)
Amortization of deferred rent	(430,000)	(787,000)

Change in assets and liabilities:
Increase in receivables and income tax receivables	(490,000)	(28,000)
Increase in inventories	(7,172,000)	(2,707,000)
Increase in prepaid expenses and other current assets	(254,000)	(267,000)
Increase in accounts payable	3,996,000	2,835,000
Decrease in accrued liabilities, accrued compensation and other liabilities	(1,810,000)	(3,288,000)

Net cash used in operating activities	(5,558,000)	(8,499,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities	—	(4,359,000)
Maturities of marketable securities	4,073,000	8,631,000
Purchase of equipment and leasehold improvements	(815,000)	(932,000)

Net cash provided by investing activities	3,258,000	3,340,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of note payable	(413,000)	—

Net cash used in financing activities	(413,000)	—

Net decrease in cash and equivalents	(2,713,000)	(5,159,000)
Cash and equivalents, at beginning of period	4,609,000	5,516,000
Cash and equivalents, at end of period	$1,896,000	$357,000

Supplemental disclosure of cash flow information:

Interest paid	$23,000	$—
Income taxes paid	$11,000	$24,000
Accrued equipment and leasehold improvements	$56,000	$31,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” or “our” means Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. Under the trade name “Cache”, we operated 280 women’s apparel specialty stores, as of April 2, 2011.

The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements include all known adjustments necessary for a fair presentation of the results of the interim periods as required by accounting principles generally accepted in the United States. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may materially differ from these estimates.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 1, 2011, which are included in the Company’s Annual Report on Form 10-K with respect to such period filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The January 1, 2011 condensed consolidated balance sheet amounts are derived from the Company’s audited consolidated financial statements.

The Company’s fiscal year (“fiscal year” or “fiscal”) refers to the applicable 52- or 53-week period. The years ended January 1, 2011 (“fiscal 2010”) and December 31, 2011 (“fiscal 2011”) are each 52-week years.

2.              STOCK-BASED COMPENSATION

Stock-based compensation expense for all stock-based awards programs, including grants of stock options, is recorded in accordance with “Compensation-Stock Compensation”, Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). During the 13-week periods ended April 2, 2011 and April 3, 2010, the Company recognized approximately $101,000 and $98,000, respectively, in stock-based compensation expense.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. The Company granted no options during the 13-week period ended April 2, 2011, as compared to 40,000 options granted during the 13-week period ended April 3, 2010.  No excess tax benefits were recognized from the exercise of stock options during the first fiscal quarters of 2011 and 2010. During the first quarter of fiscal 2011, 21,200 shares of the Company’s common stock were issued for services to its board members. The total fair value of the issued common stock was approximately $86,000, of which approximately $21,000 was included in stock-based compensation expense for the 13-week period ended April 2, 2011. The remaining cost is expected to be recognized over the remainder of fiscal 2011. Comparatively, during the first quarter of fiscal 2010, 20,000 shares of the Company’s common stock were issued for services to its board members. The total fair value of the issued common stock was approximately $92,000, of which approximately $23,000 was included in stock-based compensation expense for the 13-week period ended April 3, 2010.

During the 13-week period ended April 2, 2011, the Company granted restricted stock awards representing 28,000 shares of the Company’s common stock, which had a weighted-average grant date fair value of $4.04 per share. These restricted stock awards will contingently vest over a three-year requisite service period coupled with the Company achieving certain performance goals during this requisite service period.

The weighted-average grant date fair value of options granted during the 13-week period ended April 3, 2010 was $1.79 per option. The grant date fair value is calculated using the Black-Scholes option valuation model. The following assumptions were used during the 13-week period ended April 3, 2010:

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

3.              BASIC AND DILUTED EARNINGS PER SHARE

Basic loss per share has been computed based upon the weighted average of common shares outstanding. Diluted loss per share also includes the dilutive effect of potential common shares (dilutive stock options and unvested restricted stock awards) outstanding during the period. Loss per common share has been computed as follows:

		13 Weeks Ended
		April 2, 2011	April 3, 2010
Net loss		$(772,000)	$(4,081,000)
Basic weighted number of average shares outstanding		12,817,000	12,771,000
Diluted weighted average number of shares outstanding		12,817,000	12,771,000

Net loss per share	- Basic	$(0.06)	$(0.32)
	- Diluted	$(0.06)	$(0.32)

Options and unvested restricted common shares of 1,090,330 and 913,003 were excluded from the computation of diluted loss per share for the first quarter of fiscal 2011 and 2010, respectively, because of the net loss incurred by the Company.

4.              RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The amendments in this update would provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. This is effective for public companies for interim annual periods beginning on or after June 15, 2011, and early adoption is permitted. The Company does not expect the adoption of ASU 2011-02 to have a material impact on the Company’s consolidated financial statements.

In April 2010, FASB issued ASU 2010-13, Compensation—Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, which clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance or service condition. ASU 2010-13 is effective for fiscal years beginning on or after December 15, 2010, and early adoption was permitted. The adoption of ASU 2010-13 did not have a material impact on the Company’s consolidated financial statements.

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

As of April 2, 2011, the Company’s marketable securities primarily consist of short-term United States Treasury bills. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company’s held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value.

A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

“Financial Instruments”, Topic 825 of the FASB ASC, provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with Topic 825 of the FASB ASC.

The fair value of our marketable securities, which was determined based upon Level 1 inputs, totaled $16.8 million, $20.9 million and $25.7 million as of April 2, 2011, January 1, 2011 and April 3, 2010, respectively. For the fiscal periods ended April 2, 2011, January 1, 2011 and April 3, 2010, the aggregate amount of marketable securities (maturing greater than 90 days and less than one year) totaled approximately $16.8 million, $20.9 million and $25.7 million, respectively. The Company noted small variances between the book value and fair value due to the remaining unamortized premiums. As a result, no impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments. Interest income is recognized when earned.

Fair Value of Financial Instruments

The carrying amounts of certificates of deposit, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to their short-term nature. The Company’s note payable includes imputed interest at 5% as the fair market value of this note is not readily determinable because comparable instruments do not exist. The 5% imputed interest represented the Company’s average return on its investment portfolio at the inception of the note.

6.              RECEIVABLES

	April 2,	January 1,	April 3,
	2011	2011	2010
Construction allowances	$165,000	$370,000	$441,000
Third party credit cards	2,513,000	1,664,000	2,344,000
Accounts receivable, net	—	—	36,000
Other	667,000	821,000	630,000
	$3,345,000	$2,855,000	$3,451,000

At April 2, 2011, the Company’s income tax receivable was $50,000, which represents the federal income tax refund the Company expects to receive from its fiscal 2010 tax return. During fiscal 2009, the Company recorded income tax receivables of $3.4 million, which resulted from estimated tax payments of approximately $266,000 made during fiscal 2009 and 2008 combined with a refund of $3.3 million, generated as a result of the carry back on the net loss incurred for fiscal 2009.

7.              INVENTORIES

	April 2,	January 1,	April 3,
	2011	2011	2010
Raw materials	$1,042,000	$1,347,000	$1,623,000
Work in process	2,443,000	1,831,000	1,062,000
Finished goods	19,476,000	12,611,000	16,621,000
	$22,961,000	$15,789,000	$19,306,000

8.              EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	April 2,	January 1,	April 3,
	2011	2011	2010

Leasehold improvements	$51,035,000	$51,074,000	$51,856,000
Furniture, fixtures and equipment	34,984,000	34,585,000	34,204,000
	86,019,000	85,659,000	86,060,000
Less: accumulated depreciation and amortization	(62,759,000)	(60,906,000)	(56,055,000)
	$23,260,000	$24,753,000	$30,005,000

9.              GOODWILL AND INTANGIBLE ASSETS

In accordance with “Intangibles -Goodwill and Other”, Topic 350 of the FASB ASC, the Company’s goodwill and its indefinite-lived intangible assets are reviewed annually for impairment or more frequently, if impairment indicators arise. The annual valuation process is performed during the fourth quarter of each year. The annual valuation process, performed during the fourth quarter of fiscal 2010, resulted in an impairment charge of $9.1 million against the remaining carrying value of goodwill. The carrying value of goodwill as of April 3, 2010 was $9.1 million.

The carrying amounts of net intangible assets as of April 2, 2011, January 1, 2011 and April 3, 2010 are as follows:

	April 2,	January 1,	April 3,
	2011	2011	2010
Indefinite-lived intangible assets:
Trademarks-Cache	$102,000	$102,000	$102,000
	$102,000	$102,000	$102,000

10.       ACCRUED LIABILITIES

	April 2,	January 1,	April 3,
	2011	2011	2010
Gift cards, merchandise credit cards and other customer deposits and credits	$3,906,000	$4,114,000	$3,619,000
Taxes, including income taxes	2,410,000	3,047,000	2,372,000
Operating expenses	1,595,000	1,830,000	1,497,000
Deferred income — co-branded credit card program	825,000	769,000	610,000
Sales return reserve	697,000	547,000	554,000
Group insurance	531,000	513,000	521,000
Leasehold additions	56,000	330,000	30,000
	$10,020,000	$11,150,000	$9,203,000

Leasehold additions generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.

11.       OTHER LIABILITIES

The Company’s other liabilities are comprised of the following:

	April 2, 2011	January 1, 2011	April 3, 2010
Deferred rent	$11,643,000	$12,073,000	$13,276,000
Deferred income — co-branded credit card program	1,718,000	1,794,000	1,881,000
	$13,361,000	$13,867,000	$15,157,000

12.       CREDIT FACILITY

The Company had a credit facility with the Bank of America (the “Bank”) of $2.5 million which expired on May 1, 2011. On April 29, 2011, the Company amended its credit facility with the Bank for another year to allow the Company to issue letters of credit up to $3.0 million, which is collateralized by granting to the Bank a security interest in various certificates of deposit held by the Company and its subsidiaries with the Bank amounting to a total of $3.0 million. This one-year credit facility will expire on May 1, 2012.

Any certificates of deposit collateralized against this line of credit are reported as restricted funds. Based on the expiry dates of the letters of credits issued, the restricted cash has been reported as either current or non-current. When the expiry date is within one year of the reporting period end date, then the certificates of deposit are reported as current, and when the expiry date is beyond one year, the certificates of deposit are reported as non-current.

There were outstanding letters of credit of $2.3 million under this facility at April 2, 2011.

13.       INCOME TAXES

The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. At January 1, 2011, the Company maintained $9.3 million of net deferred tax assets, of which approximately $5.7 million related to federal tax operating loss carry-forwards and $1.7 million related to state tax net operating loss carry-forwards. In addition, during the 13-week period ended April 2, 2011, the Company recorded an income tax benefit of $485,000, primarily related to the net loss incurred. The Company established a federal valuation allowance of $5.1 million at January 1, 2011. For state income tax purposes, the Company had a valuation allowance in the amount of $650,000 at January 1, 2011, primarily to reserve for the possible non-utilization of state NOL carry-forwards, which may not be realized in future periods before the NOLs expire. The current portion of deferred tax assets and liabilities of $251,000 is included in prepaid expenses and other current assets, while the non-current portion of deferred tax assets and liabilities of $9.5 million is included in other assets on the Company’s accompanying condensed consolidated balance sheets. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of April 2, 2011, the Company has recorded a $417,000 reserve, net of federal benefit for potential tax contingencies. As of April 3, 2010, the Company reported a reserve balance of $435,000.

14.       COMMITMENTS AND CONTINGENCIES

On June 30, 2010, Chico’s FAS, Inc. and White House|Black Market, Inc. (together referred to as “Chico’s”) filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York. Chico’s alleged in its complaint, among other things, that two former Chico’s employees who are now employed by Cache supplied the Company with confidential information and trade secrets, which Cache benefited from. In April 2011, the Company amicably resolved all claims in the lawsuit filed by Chico’s.  The terms of the settlement were confidential. The resolution of this lawsuit did not have a material adverse effect on the Company’s financial condition.

On September 23, 2009, the Company entered into a separation agreement with two of its then executive officers. Pursuant to one of these separation agreements, a former executive may receive contingent payments of up to $500,000 in the aggregate, based on the achievement by the Company of certain annual net income targets set forth in the agreement through fiscal 2013. As of April 2, 2011, no accrual was recorded for this earn-out provision.

The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss. The Company had no guarantees, subleases or assigned lease obligations as of April 2, 2011, January 1, 2011 or April 3, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained in this Form 10-Q, the matters addressed herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements represent the Company’s expectation or belief concerning future events.  Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “estimates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.  The Company cautions that forward-looking statements are subject to risks, uncertainties, assumptions and other important factors that could cause actual results to differ materially, or otherwise, from those expressed or implied in the forward-looking statements, including, without limitation, macroeconomic factors that have affected the retail sector, including changes in national, regional and local economic conditions, employment levels and consumer spending patterns, and the other risks detailed from time to time in the Company’s most recent Form 10-K, Forms 10-Q and other reports filed with the Securities and Exchange Commission. Any weakening of the economy generally or in a number of our markets could adversely affect our financial position and results of operations, cause us to reduce the number and frequency of new store openings, slow our re-modeling of existing locations or cause us to increase store closings. Other unknown or unpredictable factors also could harm the Company’s business, financial condition and results.  Consequently, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable securities laws.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 13-week periods ended April 2, 2011 and April 3, 2010, respectively, expressed as a percentage of net sales.

	13 Weeks Ended
	April 2,	April 3,
	2011	2010
Sales	100.0%	100.0%
Cost of sales	57.9	65.6
Gross profit	42.1	34.4
Store operating expenses	34.8	38.4
General and administrative expenses	9.7	9.6
Operating loss	(2.4)	(13.6)
Interest expense	(0.0)	(0.1)
Interest income	0.0	0.1
Loss before income taxes	(2.4)	(13.6)
Income tax benefit	(0.9)	(5.2)
Net loss	(1.5)%	(8.4)%

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 Weeks Ended
	April 2,	April 3,
	2011	2010
Total store count, at end of period	280	285
Net sales increase (decrease)	7.3%	(8.4)%
Comparable store sales increase (decrease)	7.7%	(6.8)%
Average sales per transaction increase (decrease)	20.3%	(16.0)%
Average number of transactions increase (decrease)	(10.5)%	11.0%
Net sales per average square foot	$86	$81
Total square footage, at end of period (in thousands)	567	573

Net Sales

During the 13-week period ended April 2, 2011, net sales increased to $52.1 million from $48.6 million, an increase of $3.5 million, or 7.3%, as compared to the same 13-week period last year.  This reflects an increase in comparable store sales of approximately $3.7 million or 7.7%, which was partially offset by a $195,000 decrease in non-comparable store sales.  We believe that our merchandising and design strategies, which were implemented during fiscal 2010, are beginning to yield positive results as our products are resonating with customers.  The increase in net sales at our stores for the quarter reflected a 20.3% increase in average dollars per transaction, partially offset by a 10.5 % decrease in sales transactions.

Gross Profit

During the 13-week period ended April 2, 2011, gross profit increased to $21.9 million from $16.7 million, an increase of $5.2 million, or 31.1%, as compared to the same 13-week period last year.  This increase was primarily due to lower markdowns and an increase in net sales as described above.  As a percentage of net sales, gross profit increased to 42.1% from 34.4% for the current 13-week period, as compared to the prior year period primarily due to a decrease in markdowns as a percentage of sales and also to due the leverage impact from higher sales as it relates to operational costs in our design, production and sourcing departments.

Store Operating Expenses

During the 13-week period ended April 2, 2011, store operating expenses decreased to $18.1 million from $18.7 million, a decrease of $522,000, or 2.8%, as compared to the same 13-week period last year. Store operating expenses decreased primarily due to a decrease in marketing expense of $341,000 and a decrease in depreciation expense of $272,000 offset by a net increase in all other expenses of $91,000.  The decrease in depreciation expense was primarily due to certain assets being fully depreciated as of January 1, 2011, coupled with the impairment of 15 underperforming stores during the fourth quarter of fiscal 2010. As a percentage of net sales, store operating expenses decreased to 34.8% from 38.4% for the fiscal 2011 13-week period, as compared to the prior year period, primarily due to the increase in net sales and to a lesser extent the reduction in store operating expenses in fiscal 2011.

General and Administrative Expenses

During the 13-week period ended April 2, 2011, general and administrative expenses increased to $5.0 million from $4.7 million, an increase of $370,000, or 7.9% as compared to the same 13-week period last year. General and administrative expenses increased primarily due to an increase in payroll and payroll taxes of $259,000 and professional fees of $123,000.  As a percentage of net sales, general and administrative expenses were approximately the same for both periods presented.

Other Income/Expense

During the 13-week period ended April 2, 2011, net other income decreased to $3,000 from $9,000, a decrease of $6,000 as compared to the same 13-week period last year. This decrease was due to a reduction in interest income of $23,000, partially offset by a reduction in interest expense of $17,000.

Income Taxes

During the 13-week period ended April 2, 2011, income tax benefit decreased to $485,000 from $2.5 million, a decrease of approximately $2.0 million, as compared to the same 13-week period last year. The income tax benefits recorded in fiscal year 2011 and 2010 were attributable to the operating losses incurred by the Company in both years, as discussed above. The estimated effective tax rate for fiscal 2011 is projected to be 38.6%, as compared to the fiscal 2010 estimate of 38.3%.

Net Loss

As a result of the factors discussed above, net losses of $772,000 and $4.1 million were recorded during the 13-week periods ended April 2, 2011 and April 3, 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements are primarily for working capital, inventory for new stores, construction of new stores, remodeling of existing stores and to improve and enhance our information technology systems. We have historically satisfied our cash requirements principally through cash flow from operations. During the 13-week period ended April 2, 2011, we used $5.6 million of cash flow from operations, as compared to $8.5 million during the same period in fiscal 2010. We expect to continue to meet our operating cash requirements primarily through cash flows from operating activities, existing cash and equivalents, and short-term investments. At April 2, 2011, we had working capital of $28.0 million, cash and marketable securities of $21.2 million and $1.4 million in third party debt outstanding related to the purchase of Adrienne Victoria Designs, Inc. (“AVD”). The cash and marketable securities at April 2, 2011, included certificates of deposit of $2.5 million, that have been placed by the Company as collateral against a one-year credit facility.

The following table sets forth our cash flows for the periods indicated:

	13 Weeks Ended
	April 2, 2011	April 3, 2010
Net cash used in operating activities	$(5,558,000)	$(8,499,000)
Net cash provided by investing activities	3,258,000	3,340,000
Net cash used in financing activities	(413,000)	—
Net decrease in cash and equivalents	$(2,713,000)	$(5,159,000)

During the 13-week period ended April 2, 2011, cash and equivalents decreased by $2.7 million, primarily as a result of an increase in inventories ($7.2 million) offset by an increase in accounts payable ($4.0 million). A seasonal increase in inventory resulted in an increase in inventory and accounts payable.

The Company had a credit facility with the Bank of America (the “Bank”) of $2.5 million which expired on May 1, 2011. On April 29, 2011, the Company amended its credit facility with the Bank for another year to allow the Company to issue letters of credit up to $3.0 million, which is collateralized by granting to the Bank a security interest in various certificates of deposit held by the Company and its subsidiaries with the Bank amounting to a total of $3.0 million. This one-year credit facility will expire on May 1, 2012.

The Company had outstanding letters of credit of $2.3 million, $1.5 million and $628,000 at April 2, 2011, January 1, 2011 and April 3, 2010, respectively.

Inflation / Recession

The Company does not believe that its sales revenue or operating results have been materially impacted by inflation during the past two fiscal years. There can be no assurance, however, that our sales revenue or operating results will not be impacted by inflation in the future.

Ongoing macroeconomic conditions continue to affect the sales volume and profitability levels of our Company.  Furthermore, we believe that continuing limitations on the availability of consumer credit, especially of credit cards, continue to adversely affect customer demand for our products, which adversely affects our business, financial condition and results of operations.

Many of our suppliers rely on working capital financing to fund their operations.  As a result of current economic conditions, lenders continue to maintain stringent credit standards and terms. To the extent that any of our suppliers are unable to obtain adequate credit or their borrowing costs increase, the suppliers may cease operations, we may experience delays in obtaining products, the suppliers may increase their wholesale prices to us or they may modify payment terms in a manner that is unfavorable to us.  Any of the foregoing or other unforeseen circumstances could adversely affect our net sales or gross margins, which could adversely affect our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. In the normal course of our business, we enter into operating leases for store locations and utilize letters of credit principally for the importation of merchandise. Other than operating lease commitments, letters of credit and a separation agreement (see Note 14) with two of our then executive officers, we are not a party to any material off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in our fiscal 2010 Form 10-K.  As disclosed in Note 1 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these under different assumptions or conditions.

The Company’s management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of the Consolidated Financial Statements.

Inventories. Our finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation, which results in a carrying value at the lower of cost or market. Inventories other than finished goods at retail stores, called production inventory, primarily consist of piece goods, trim, and work-in-process.  It is the Company’s policy to value the production inventory, which makes up approximately 15.2% of Company’s total inventory, at lower of cost or market value using first-in-first-out valuation method. The Company reviews the inventory for factors such as age, obsolescence, potential use, or other factors that may indicate a decline in its value. The Company records a reserve against the cost of the production inventory to account for any decline in its value.

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

•                  store closings; or

•                  underperforming business trends.

The Company evaluates finite long-lived assets in accordance with “Impairment or Disposal of Long-Lived Assets” under Topic 360 “Property, Plant and Equipment” of the FASB ASC. Finite-lived assets are evaluated for recoverability in accordance with Topic 360 of the FASB ASC whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges were recorded during the 13-week period ended April 2, 2011. The Company recorded an impairment charge of $974,000 for 15 underperforming stores during the fourth quarter of fiscal 2010.

Goodwill and Intangible Assets. The Company evaluates its intangible assets in accordance with “Intangibles -Goodwill and Other”, Topic 350 of the FASB ASC.  No impairment charges were recorded during the 13-week periods ended April 2, 2011 and April 3, 2010. An impairment charge of $9.1 million was recorded against the remaining carrying value of the Company’s goodwill during the fourth quarter of fiscal 2010.

Self Insurance. The Company is self-insured for losses and liabilities related primarily to employee health and welfare claims up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for fiscal 2011 and 2010. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. We maintain stop-loss insurance coverage, which covers us for benefits paid in excess of limits as defined in the plan.

Gift Cards, Gift Certificates and Credits. The Company sells gift cards and gift certificates (“Gift Cards”) and issues credits to its customers when merchandise is returned (“Merchandise Credits”), which do not expire. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card and Merchandise Credit being redeemed by the customer is remote (“Gift Card breakage”), since the Company has determined that it does not have a legal obligation to remit the unredeemed value to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns of its Merchandise Credits and Gift Cards.  The Company has determined based on these historical redemption rates that approximately 5% of its Merchandise Credits issued and approximately 3% of its Gift Cards issued will remain unredeemed.  The Company is recognizing the estimated unredeemed Merchandise Credits and Gift Cards over a fourteen-quarter period with 64% recognized in the first quarter to 0.03% in the fourteenth quarter subsequent to the issue date.  The Company has determined that redemption would be remote based on the fact that, by the fourteenth quarter since issue date, the redemption rate approximated 0%, indicating that the probability of such merchandise credits and gift cards being redeemed is remote. As such, we have recorded breakage income based upon the above criteria which is reviewed on a quarterly basis for propriety. Breakage income represents the balance of Gift Cards and Merchandise Credits for which the Company believes the likelihood of redemption by the customer is remote.

The Company recorded breakage income of $146,000 and $50,000 during the 13-week periods ended April 2, 2011 and April 3, 2010, respectively.

Revenue Recognition.  Sales are recognized at the “point of sale,” which occurs when merchandise is sold in an “over-the-counter” transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges/(credits) resulting from revisions to estimates on our sales return provision were approximately $150,000 and $84,000 for the 13-week periods ended April 2, 2011 and April 3, 2010, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred at our stores for shipping and handling are included in cost of sales. The Company records revenues net of applicable sales tax.

The Company’s co-branded customer credit card program, which was introduced during fiscal 2007, entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. During the 13-week periods ended April 2, 2011 and April 3, 2010, the Company received approximately $178,000 for both periods in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards was $199,000 and $148,000 for the 13-week periods ended April 2, 2011 and April 3, 2010, respectively.

The Company also receives from the issuing bank and Visa U.S.A. Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program, the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A. Inc. The amount of sales royalty income recorded was $92,000 and $78,000 for the 13-week periods ended April 2, 2011 and April 3, 2010, respectively.

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

Income Taxes. The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. At January 1, 2011, the Company maintained $9.3 million of net deferred tax assets, of which approximately $5.7 million related to federal tax operating loss carry-forwards and $1.7 million related to state tax net operating loss carry-forwards. In addition, during the 13-week period ended April 2, 2011, the Company recorded an income tax benefit of $485,000, primarily related to the net loss incurred. The Company established a federal valuation allowance of $5.1 million at January 1, 2011. For state income tax purposes, the Company had a valuation allowance in the amount of $650,000 at January 1, 2011, primarily to reserve for the possible non-utilization of state NOL carry-forwards, which may not be realized in future periods before the NOLs expire. The current portion of deferred tax assets and liabilities of $251,000 is included in prepaid expenses and other current assets, while the non-current portion of deferred tax assets and liabilities of $9.5 million is included in other assets, on the Company’s accompanying condensed consolidated balance sheets. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of April 2, 2011, the Company has recorded a $417,000 reserve, net of federal benefit for potential tax contingencies. As of April 3, 2010, the Company reported a reserve balance of $435,000.

Seasonality. The Company experiences seasonal and quarterly fluctuations in net sales and operating income. Quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, fashion trends, shifts in timing of certain holidays, economic conditions and competition.  Our business is subject to seasonal influences, characterized by highest sales generally during the fourth quarter (October, November and December) and lowest sales generally during the third quarter (July, August and September).

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

ITEM 4. CONTROLS AND PROCEDURES

The Company is committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

During the 13-weeks ended April 2, 2011, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 30, 2010, Chico’s FAS, Inc. and White House|Black Market, Inc. (together referred to as “Chico’s”) filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York. Chico’s alleged in its complaint, among other things, that two former Chico’s employees who are now employed by Cache supplied the Company with confidential information and trade secrets, which Cache benefited from. In April 2011, the Company amicably resolved all claims in the lawsuit filed by Chico’s.  The terms of the settlement were confidential. The resolution of this lawsuit did not have a material adverse effect on the Company’s financial condition.

The Company is exposed to a number of asserted and unasserted potential claims.  Management does not believe that the resolution of any of these matters will result in a material loss.  The Company had no guarantees, subleases or assigned lease obligations as of April 2, 2011, January 1, 2011 or April 3, 2010.

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

Dated: May 12, 2011
CACHE, INC.

BY:	/s/ Thomas E. Reinckens
Thomas E. Reinckens
Chairman and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Margaret Feeney
Margaret Feeney
Executive Vice President, Chief Financial Officer and
Principal Financial and Accounting Officer