Form 10-Q
period 2011-07-02
CACHE INC
filed 2011-08-08
CIK 350199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

As of August 1, 2011, 12,854,034 common shares were outstanding.

CACHE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2011	January 1, 2011	July 3, 2010
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$8,706,000	$4,609,000	$3,742,000
Marketable securities	15,613,000	20,923,000	24,665,000
Certificates of deposit — restricted	3,000,000	2,500,000	2,500,000
Receivables, net	2,426,000	2,855,000	2,614,000
Income tax receivable, net	50,000	50,000	81,000
Inventories, net	18,350,000	15,789,000	20,408,000
Prepaid expenses and other current assets	4,787,000	5,029,000	6,370,000
Total current assets	52,932,000	51,755,000	60,380,000

Equipment and leasehold improvements, net	21,716,000	24,753,000	28,204,000
Goodwill	—	—	9,092,000
Intangible assets, net	102,000	102,000	102,000
Other assets	8,176,000	9,380,000	5,249,000

Total assets	$82,926,000	$85,990,000	$103,027,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,465,000	$8,273,000	$7,547,000
Note payable	1,455,000	1,518,000	1,569,000
Accrued compensation	2,414,000	2,551,000	2,354,000
Accrued liabilities	9,062,000	11,150,000	8,848,000
Total current liabilities	19,396,000	23,492,000	20,318,000

Note payable	—	319,000	630,000
Other liabilities	12,922,000	13,867,000	14,736,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock, par value $.01; authorized, 40,000,000 shares; issued 16,513,910, 16,481,710 and 16,453,373	165,000	165,000	164,000
Additional paid-in capital	48,284,000	48,015,000	47,799,000
Retained earnings	41,954,000	39,927,000	59,175,000
Treasury stock 3,682,199 shares, at cost	(39,795,000)	(39,795,000)	(39,795,000)
Total stockholders’ equity	50,608,000	48,312,000	67,343,000

Total liabilities and stockholders’ equity	$82,926,000	$85,990,000	$103,027,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE TWENTY-SIXWEEKS ENDED

(Unaudited)

	July 2, 2011	July 3, 2010

Net sales	$112,365,000	$105,125,000

Cost of sales, including buying and occupancy	62,930,000	63,477,000

Gross profit	49,435,000	41,648,000

Expenses:
Store operating expenses	37,533,000	37,807,000
General and administrative expenses	9,003,000	9,015,000
Total expenses	46,536,000	46,822,000

Operating income (loss)	2,899,000	(5,174,000)

Other income (expense):
Interest expense	(31,000)	(67,000)
Interest income	44,000	85,000
Total other income, net	13,000	18,000

Income (loss) before income taxes	2,912,000	(5,156,000)

Income tax provision (benefit)	885,000	(1,972,000)

Net income (loss)	$2,027,000	$(3,184,000)

Basic earnings (loss) per share	$0.16	$(0.25)

Diluted earnings (loss) per share	$0.16	$(0.25)

Basic weighted average shares outstanding	12,822,000	12,771,000

Diluted weighted average shares outstanding	12,861,000	12,771,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

	July 2, 2011	July 3, 2010

Net sales	$60,266,000	$56,575,000

Cost of sales, including buying and occupancy	32,752,000	31,642,000

Gross profit	27,514,000	24,933,000

Expenses:
Store operating expenses	19,396,000	19,148,000
General and administrative expenses	3,959,000	4,341,000
Total expenses	23,355,000	23,489,000

Operating income	4,159,000	1,444,000

Other income (expense):
Interest expense	(13,000)	(32,000)
Interest income	23,000	41,000
Total other income, net	10,000	9,000

Income before income taxes	4,169,000	1,453,000

Income tax provision	1,370,000	556,000

Net income	$2,799,000	$897,000

Basic earnings per share	$0.22	$0.07

Diluted earnings per share	$0.22	$0.07

Basic weighted average shares outstanding	12,827,000	12,771,000

Diluted weighted average shares outstanding	12,873,000	12,809,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED

(Unaudited)

	July 2, 2011	July 3, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$2,027,000	$(3,184,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,055,000	4,851,000
Provision for sales allowance and doubtful accounts, net	—	(53,000)
Stock-based compensation	204,000	198,000
Non-cash interest expense on note payable	31,000	—
Deferred income taxes	1,206,000	(2,025,000)
Gift card breakage	(304,000)	(100,000)
Amortization of deferred income for co-branded credit card	(419,000)	(313,000)
Amortization of deferred rent	(842,000)	(1,403,000)

Change in assets and liabilities:
Decrease in receivables and income tax receivables	429,000	4,232,000
Increase in inventories	(2,561,000)	(3,850,000)
Decrease in prepaid expenses and other current assets	282,000	79,000
Decrease in accounts payable	(1,808,000)	(77,000)
Decrease in accrued liabilities, accrued compensation and other liabilities	(1,277,000)	(2,383,000)

Net cash provided by (used in) operating activities	1,023,000	(4,028,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities	(3,076,000)	(8,431,000)
Maturities of marketable securities	8,386,000	13,765,000
Proceeds from insurance recovery	—	125,000
Certificates of deposit — restricted	(500,000)	(1,000,000)
Purchase of equipment and leasehold improvements	(1,346,000)	(1,571,000)

Net cash provided by investing activities	3,464,000	2,888,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of note payable	(413,000)	(634,000)
Proceeds from the issuance of common stock	23,000	—

Net cash used in financing activities	(390,000)	(634,000)

Net increase (decrease) in cash and equivalents	4,097,000	(1,774,000)
Cash and equivalents, at beginning of period	4,609,000	5,516,000
Cash and equivalents, at end of period	$8,706,000	$3,742,000

Supplemental disclosure of cash flow information:

Interest paid	$23,000	$67,000
Income taxes paid	$135,000	$82,000
Accrued equipment and leasehold improvements	$1,000	$114,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” or “our” mean Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. Under the trade name “Cache”, we operated 280 women’s apparel specialty stores, as of July 2, 2011.

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

2.              STOCK-BASED COMPENSATION

Stock-based compensation expense for all stock-based awards programs, including grants of stock options, is recorded in accordance with “Compensation-Stock Compensation”, Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). During the 26- and 13-week periods ended July 2, 2011, the Company recognized approximately $204,000 and $103,000, respectively, in stock-based compensation expense and for the same periods ended July 3, 2010, the Company recognized approximately $198,000 and $98,000, respectively.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. The Company granted no options during the 26 and 13-week periods ended July 2, 2011, as compared to 40,000 options granted during the 26-week period ended July 3, 2010.  No excess tax benefits were recognized from the exercise of stock options during fiscal 2011 and fiscal 2010. During the first quarter of fiscal 2011, 21,200 shares of the Company’s common stock were issued for services to its board members. The total fair value of the issued common stock was approximately $86,000, of which approximately $43,000 and $21,000 were included in stock-based compensation expense for the 26- and 13-week periods ended July 2, 2011, respectively. The remaining cost is expected to be recognized over the remainder of fiscal 2011. Comparatively, during the first quarter of fiscal 2010, 20,000 shares of the Company’s common stock were issued for services to its board members. The total fair value of the issued common stock was approximately $92,000, of which approximately $46,000 and $23,000 were included in stock-based compensation expense for the 26- and 13-week periods ended July 3, 2010, respectively.

During the 26- and 13-week periods ended July 2, 2011, the Company granted restricted stock awards representing 46,000 and 18,000 shares of the Company’s common stock, which had a weighted-average grant date fair value of $4.41 and $4.98 per share, respectively. Comparatively, during the 13-week period ended July 3, 2010, the Company granted restricted stock awards representing 12,000 shares of the Company’s common stock, which had a weighted average grant date fair value of $6.15. Two-thirds of these restricted stock awards will contingently vest over a three-year period, based on the Company meeting performance goals, and one-third will vest equally on an annual basis over the requisite service period. The Company made no grants of restricted stock awards during the first quarter of fiscal 2010.

The weighted-average grant date fair value of options granted during the 26-week period ended July 3, 2010 was $1.79 per option. The grant date fair value is calculated using the Black-Scholes option valuation model. The following assumptions were used during the 26-week period ended July 3, 2010:

Expected dividend rate	$0.00
Expected volatility	59.53 - 59.61%
Risk free interest rate	1.48 - 1.50%
Expected lives (years)	3.00

3.              BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per share has been computed based upon the weighted average of common shares outstanding. Diluted earnings (loss) per share also includes the dilutive effect of potential common shares (dilutive stock options and unvested restricted stock awards) outstanding during the period. Income (loss) per common share has been computed as follows:

	26-Weeks Ended		13-Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net income (loss)	$2,027,000	$(3,184,000)	$2,799,000	$897,000
Basic weighted number of average shares outstanding	12,822,000	12,771,000	12,827,000	12,771,000
Incremental shares from assumed issuances of stock options and restricted stock awards	39,000	—	46,000	38,000

Diluted weighted average number of shares outstanding	12,861,000	12,771 ,000	12,873,000	12,809,000

Net income (loss) per share - Basic	$0.16	$(0.25)	$0.22	$0.07
- Diluted	$0.16	$(0.25)	$0.22	$0.07

Options to purchase 726,675 common shares were excluded from the computation of diluted earnings per share for the 26-week period ended July 2, 2011, due to the anti-dilutive effect caused by the exercise price exceeding the average market price. Unvested restricted common shares of 194,329 were excluded from the computation of diluted earnings per share for the 26-week period July 2, 2011, due to contingent restricted shares not meeting their performance goals.

Options and unvested restricted common shares of 926,338 were excluded from the computation of diluted loss per share for the 26-week period ended July 3, 2010, because of the net loss incurred by the Company.

Options to purchase 706,675 common shares were excluded from the computation of diluted earnings per share for the 13-week periods ended July 2, 2011 and July 3, 2010, due to the anti-dilutive effect caused by the exercise price exceeding the average market price. Unvested restricted common shares of 194,329 and 71,333 were excluded from the computation of diluted earnings per share for the 13-week periods ended July 2, 2011 and July 3, 2010, respectively, due to contingent restrictive shares not meeting their performance goals.

4.              RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The guidance requires changes in presentation only and will have no significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (ASC Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011.  The Company does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.

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

As of July 2, 2011, the Company’s marketable securities primarily consist of short-term United States Treasury bills. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company’s held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value.

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

The fair value of our marketable securities, which was determined based upon Level 1 inputs, totaled $15.6 million, $20.9 million and $24.7 million as of July 2, 2011, January 1, 2011 and July 3, 2010, respectively. For the fiscal periods ended July 2, 2011, January 1, 2011 and July 3, 2010, the aggregate amount of marketable securities (maturing greater than 90 days and less than one year) totaled approximately $15.6 million, $20.9 million and $24.7 million, respectively. The Company noted small variances between the book value and fair value due to the remaining unamortized premiums. As a result, no impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments. Interest income is recognized when earned.

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

6.              RECEIVABLES

	July 2,	January 1,	July 3,
	2011	2011	2010
Construction allowances	$109,000	$370,000	$338,000
Third party credit cards	1,563,000	1,664,000	1,447,000
Other	754,000	821,000	829,000
	$2,426,000	$2,855,000	$2,614,000

At July 2, 2011, the Company’s income tax receivable was $50,000, which represents the federal income tax refund the Company expects to receive from its fiscal 2010 tax return. During the 26-week period ended July 3, 2010, the Company received payments of $3.3 million against the receivable, which was recorded in fiscal 2009. The income tax receivable at July 3, 2010 of $3.4 million, which consisted of estimated tax payments of approximately $266,000 made during fiscal 2009 and 2008 combined with a refund of $3.3 million, generated as a result of the carry back of the net loss incurred for fiscal 2009.

7.             INVENTORIES

	July 2,	January 1,	July 3,
	2011	2011	2010
Raw materials	$1,259,000	$1,347,000	$2,188,000
Work in process	969,000	1,831,000	1,000,000
Finished goods	16,122,000	12,611,000	17,220,000
	$18,350,000	$15,789,000	$20,408,000

8.              EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	July 2,	January 1,	July 3,
	2011	2011	2010
Leasehold improvements	$51,164,000	$51,074,000	$51,631,000
Furniture, fixtures and equipment	35,176,000	34,585,000	34,371,000
	86,340,000	85,659,000	86,002,000
Less: accumulated depreciation and amortization	(64,624,000)	(60,906,000)	(57,798,000)
	$21,716,000	$24,753,000	$28,204,000

9.              ACCRUED LIABILITIES

	July 2,	January 1,	July 3,
	2011	2011	2010
Gift cards, merchandise credit cards and other customer deposits and credits	$3,791,000	$4,114,000	$3,548,000
Taxes, including income taxes	1,813,000	3,047,000	2,249,000
Operating expenses	1,635,000	1,830,000	1,405,000
Deferred income — co-branded credit card program	898,000	769,000	675,000
Sales return reserve	378,000	547,000	339,000
Group insurance	546,000	513,000	518,000
Leasehold additions	1,000	330,000	114,000
	$9,062,000	$11,150,000	$8,848,000

Leasehold additions generally represent a liability to general contractors for a final 10% payable on construction contracts for store construction or renovations.

10.       OTHER LIABILITIES

The Company’s other liabilities are comprised of the following:

	July 2, 2011	January 1, 2011	July 3, 2010
Deferred rent	$11,276,000	$12,073,000	$12,822,000
Deferred income — co-branded credit card program	1,646,000	1,794,000	1,914,000
	$12,922,000	$13,867,000	$14,736,000

11.       CREDIT FACILITY

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

There were outstanding letters of credit under this facility of $1.6 million at July 2, 2011.

12.       INCOME TAXES

The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. At January 1, 2011, the Company maintained $9.3 million of net deferred tax assets, of which approximately $5.7 million related to federal tax operating loss carry-forwards and $1.7 million related to state tax net operating loss carry-forwards. In addition, during the 26-week period ended July 2, 2011, the Company recorded an income tax provision of $885,000 primarily related to the net income generated, which reduced the net deferred tax assets previously recorded by the Company. The Company established a federal valuation allowance of $5.1 million at January 1, 2011. For state income tax purposes, the Company had a valuation allowance in the amount of $650,000 at January 1, 2011, primarily to reserve for the possible non-utilization of state NOL carry-forwards, which may not be realized in future periods before the NOLs expire. These amounts remained unchanged as of July 2, 2011.

At July 2, 2011, the current portion of deferred tax assets and liabilities of $269,000 is included in prepaid expenses and other current assets, while the non-current portion of deferred tax assets and liabilities of $7.8 million is included in other assets on the Company’s accompanying condensed consolidated balance sheets. These amounts are net of the valuation allowance discussed above.

When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of January 1, 2011, the Company had recorded a $271,000 reserve, net of federal benefit for potential tax contingencies. During the 13 week period ended July 2, 2011, the Company recorded a reversal of the state income tax reserve of $277,000, net of federal benefit, based on the completion of a state income tax audit of the Company’s state income tax returns.  As of July 3, 2010, the Company reported a reserve balance of $301,000, net of federal benefit.

13.       COMMITMENTS AND CONTINGENCIES

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

The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss. The Company had no guarantees, subleases or assigned lease obligations as of July 2, 2011, January 1, 2011 or July 3, 2010.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 26-week and 13-week periods ended July 2, 2011 and July 3, 2010, respectively, expressed as a percentage of net sales.

	26-Weeks Ended		13-Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.0	60.4	54.3	55.9
Gross profit	44.0	39.6	45.7	44.1
Store operating expenses	33.4	36.0	32.2	33.8
General and administrative expenses	8.0	8.6	6.6	7.7
Operating income (loss)	2.6	(5.0)	6.9	2.6
Interest expense	0.0	(0.1)	0.0	(0.1)
Interest income	0.0	0.1	0.0	0.1
Income (loss) before income taxes	2.6	(5.0)	6.9	2.6
Income tax provision (benefit)	0.8	(1.9)	2.3	1.0
Net income (loss)	1.8%	(3.1)%	4.6%	1.6%

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	26-Weeks Ended		13-Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Total store count, at end of period	280	284	280	284
Net sales increase (decrease)	6.9%	(4.3)%	6.5%	(0.5)%
Comparable store sales increase (decrease)	6.8%	(0.8)%	6.0%	5.1
Average sales per transaction increase (decrease)	13.1%	(9.9)%	6.8%	(3.7)%
Average number of transactions increase (decrease)	(5.6)%	10.1%	(0.8)%	9.1%
Net sales per average square foot	$184	$174	$98	$93
Total square footage, at end of period (in thousands)	567	572	567	572

Net Sales

During the 26-week period ended July 2, 2011, net sales increased to $112.4 million from $105.1 million, an increase of $7.2 million, or 6.9%, as compared to the same 26-week period last year.  The increase in net sales is primarily due to the increase in comparable store sales of approximately $7.0 million or 6.8%.  We believe that our merchandising and design strategies which were implemented during fiscal 2010 are contributing to the increase in net sales.  The increase in net sales at our stores for the period reflected a 13.1% increase in average dollars per transaction, partially offset by a 5.6 % decrease in sales transactions.

During the 13-week period ended July 2, 2011, net sales increased to $60.3 million from $56.6 million, an increase of $3.7 million, or 6.5%, as compared to the same 13-week period last year.  The increase in net sales is primarily due to the increase in comparable store sales of approximately $3.3 million or 6.0%.   We believe that our merchandising and design strategies which were implemented during fiscal 2010 are contributing to the increase in net sales.  The increase in net sales at our stores for the quarter reflected a 6.8% increase in average dollars per transaction, partially offset by a 0.8% decrease in sales transactions.

Gross Profit

During the 26-week period ended July 2, 2011, gross profit increased to $49.4 million from $41.6 million, an increase of $7.8 million, or 18.7%, as compared to the same 26-week period last year.  This increase was primarily due to lower markdowns and an increase in net sales as described above.  As a percentage of net sales, gross profit increased to 44.0% from 39.6% for the current 26-week period, as compared to the prior year period, primarily due to an increase in full-price sales, an increase in our initial markup and a decrease in markdowns as a percentage of sales, as well as the leverage impact from higher sales as it relates to occupancy and operational costs in our design, production and sourcing departments.

During the 13-week period ended July 2, 2011, gross profit increased to $27.5 million from $24.9 million, an increase of $2.6 million, or 10.4%, as compared to the same 13-week period last year.  This increase was primarily due to an increase in net sales as described above, partially offset by higher markdowns in the current period. As a percentage of net sales, gross profit increased to 45.7% from 44.1% for the current 13-week period, as compared to the prior year period, primarily due to an increase in full-price sales, an increase in our initial markup and the leverage impact from higher sales as it relates to occupancy and operational costs in our design, production and sourcing departments, which was partially offset by an increase in markdowns as a percentage of sales.

Store Operating Expenses

During the 26-week period ended July 2, 2011, store operating expenses decreased slightly to $37.5 million from $37.8 million, a decrease of $274,000, or 0.7%, as compared to the same 26-week period last year. Store operating expenses decreased primarily due to a decrease in marketing expense of $780,000 and a decrease in depreciation expense of $557,000, partially offset by an increase in payroll and payroll-related expense of $867,000.  The decrease in marketing expense was primarily due to a reduction in spending on direct mail and production costs related to printed materials. The decrease in depreciation expense was primarily due to certain assets being fully-depreciated as of January 1, 2011, coupled with the impairment of 15 underperforming stores during the fourth quarter of fiscal 2010.  The increase in payroll and payroll-related costs was primarily due to our maximizing store coverage during high customer traffic periods. As a percentage of net sales, store operating expenses decreased to 33.4% from 36.0% for the fiscal 2011 26-week period, as compared to the prior year period, primarily due to the increase in net sales and to a lesser extent the reduction in store operating expenses in fiscal 2011.

During the 13-week period ended July 2, 2011, store operating expenses increased to approximately $19.4 million from approximately $19.1 million, an increase of $248,000, or 1.3%, as compared to the same 13-week period last year. Store operating expenses increased primarily due to an increase in payroll and payroll-related expenses of $680,000, as well as an increase in outside services of $203,000 and was partially offset by a decrease in marketing expense of $440,000 and a decrease in depreciation expense of $285,000.   The increase in payroll and payroll-related costs was primarily due to our maximizing store coverage during high customer traffic periods. The increase in outside services was primarily attributable to an increase in internet support services. The decrease in marketing expense was primarily due to a reduction in spending on direct mail and production costs related to printed materials. The decrease in depreciation expense was primarily due to certain assets being fully depreciated as of January 1, 2011, coupled with the impairment of 15 underperforming stores during the fourth quarter of fiscal 2010. As a percentage of net sales, store operating expenses decreased to 32.2% from 33.8% for the fiscal 2011 13-week period, as compared to the prior year period, primarily due to the increase in net sales in fiscal 2011.

General and Administrative Expenses

During the 26-week period ended July 2, 2011, general and administrative expenses did not change materially, as compared to the same 26-week period last year. The  increase in payroll and payroll taxes of $301,000 and an increase in hiring costs of $128,000 were offset by decreases in depreciation expense of $131,000, outside services of $140,000 and decreases in various other items.  Net legal fees, which included an insurance reimbursement of $450,000 for legal fees in connection with the Chico’s lawsuit which was amicably resolved in April 2011, were approximately the same as last year.  As a percentage of net sales, general and administrative expenses decreased to 8.0% from 8.6%, primarily due to the increase in net sales in fiscal 2011.

During the 13-week period ended July 2, 2011, general and administrative expenses decreased to $4.0 million from $4.3 million, a decrease of $382,000, or 8.8%, as compared to the same 13-week period last year. The decrease was primarily due to a net decrease in legal fees of $113,000, outside services of $106,000 and decreases in various other items.  Net legal fees included an insurance reimbursement of $450,000 for legal fees in connection with the Chico’s lawsuit which resulted in a net decrease of $113,000, as compared to last year.  As a percentage of net sales, general and administrative expenses decreased to 6.6% from 7.7%, primarily due to the increase in net sales in fiscal 2011.

Other Income/Expense

During the 26-week period ended July 2, 2011, net other income decreased to $13,000 from $18,000, a decrease of $5,000 as compared to the same 26-week period last year. This decrease was due to a reduction in interest income of $41,000, partially offset by a reduction in interest expense of $36,000.

During the 13-week period ended July 2, 2011, net other income did not change materially, as compared to the same 13-week period last year.

Income Taxes

During the 26-week period ended July 2, 2011, the Company recorded an income tax provision of approximately $885,000, as compared to an income tax benefit of $2.0 million during the same 26-week period last year. During the 13-week period ended July 2, 2011, the income tax provision increased to $1.4 million from $556,000, an increase of $814,000, as compared to the same 13-week period last year.  The estimated effective tax rate for fiscal 2011 is projected to be 39.8%, excluding discrete items, compared to the fiscal 2010 estimate of 38.3%. During the current 13-week period, the Company recorded a reversal of a state income tax reserve of $277,000, net of federal benefit, as a result of the completion of a state income tax audit.

Net Income/(Loss)

As a result of the factors discussed above, the Company recorded net income of $2.0 million and $2.8 million for the 26- and 13-week periods ended July 2, 2011, respectively. Comparatively, the Company recorded a net loss of $3.2 million and net income of $897,000 during the 26- and 13-week periods ended July 3, 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements are primarily for working capital, inventory for new stores, construction of new stores, remodeling of existing stores and to improve and enhance our information technology systems. We have historically satisfied our cash requirements principally through cash flow from operations. During the 26-week period ended July 2, 2011, cash provided from operations was $1.0 million, as compared to $4.0 million used during the same period in fiscal 2010. We expect to continue to meet our operating cash requirements primarily through cash flows from operating activities, existing cash and equivalents, and short-term investments. At July 2, 2011, we had working capital of $33.5 million, cash and marketable securities of $27.3 million and $1.5 million in third party debt outstanding. The cash and marketable securities at July 2, 2011, included certificates of deposit of $3.0 million that have been placed by the Company as collateral against a one-year credit facility.

The following table sets forth our cash flows for the periods indicated:

	26 Weeks Ended
	July 2, 2011	July 3, 2010
Net cash provided by (used in) operating activities	$1,023,000	$(4,028,000)
Net cash provided by investing activities	3,464,000	2,888,000
Net cash used in financing activities	(390,000)	(634,000)
Net increase (decrease) in cash and equivalents	$4,097,000	$(1,774,000)

During the 26-week period ended July 2, 2011, cash and equivalents increased by $4.1 million, primarily due to operating activities of $6.0 million and a net increase from maturities of investments of $5.3 million. These increases were partially offset by a seasonal increase in inventories of $2.6 million, a decrease in accounts payable of $1.8 million, a decrease in accrued liabilities, accrued compensation and other liabilities of $1.3 million and capital expenditure purchases of  $1.3 million.

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

The Company had outstanding letters of credit of $1.6 million, $1.5 million and $1.1 million at July 2, 2011, January 1, 2011 and July 3, 2010, respectively.

Inflation /Recession

The Company does not believe that its sales revenue or operating results have been materially impacted by inflation during the past two fiscal years. There can be no assurance, however, that our sales revenue or operating results will not be impacted by inflation in the future.

The Company believes ongoing macroeconomic conditions continue to affect our sales volume and profitability levels.  Furthermore, we believe that continuing limitations on the availability of consumer credit, especially of credit cards, continue to adversely affect customer demand for our products, which adversely affects our business, financial condition and results of operations.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities. In the normal course of our business, we enter into operating leases for store locations and utilize letters of credit principally for the importation of merchandise. Other than operating lease commitments, letters of credit and a separation agreement (see Note 13 to Condensed Consolidated Financial Statements) with two of our former executive officers, we are not a party to any material off-balance sheet financing arrangements.

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

Inventories. Our finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation, which results in a carrying value at the lower of cost or market. Inventories other than finished goods at retail stores, called production inventory, primarily consist of piece goods, trim, and work-in-process.  It is the Company’s policy to value the production inventory, which makes up approximately 12.1% of Company’s total inventory, at lower of cost or market value using first-in-first-out valuation method. The Company reviews the inventory for factors such as age, obsolescence, potential use, or other factors that may indicate a decline in its value. The Company records a reserve against the cost of the production inventory to account for any decline in its value.

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

•                  store closings; or

•                  underperforming business trends.

The Company evaluates finite long-lived assets in accordance with “Impairment or Disposal of Long-Lived Assets” under Topic 360 “Property, Plant and Equipment” of the FASB ASC. Finite-lived assets are evaluated for recoverability in accordance with Topic 360 of the FASB ASC whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges were recorded during the 26-week period ended July 2, 2011 and July 3, 2010. The Company recorded an impairment charge of $974,000 for 15 underperforming stores during the fourth quarter of fiscal 2010.

Goodwill and Intangible Assets. The Company evaluates its intangible assets in accordance with “Intangibles -Goodwill and Other”, Topic 350 of the FASB ASC.  No impairment charges were recorded during the 26-week periods ended July 2, 2011 and July 3, 2010. An impairment charge of $9.1 million was recorded against the remaining carrying value of the Company’s goodwill during the fourth quarter of fiscal 2010.

Self Insurance. The Company is self-insured for losses and liabilities related primarily to employee health and welfare claims up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for fiscal 2011 and fiscal 2010. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. We maintain stop-loss insurance coverage, which covers us for benefits paid in excess of limits as defined in the plan.

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

The Company recorded breakage income of $304,000 and $100,000 during the 26-week periods ended July 2, 2011 and July 3, 2010, respectively.

Revenue Recognition.  Sales are recognized at the “point of sale,” which occurs when merchandise is sold in an “over-the-counter” transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Net credits resulting from changes to our sales return reserve were approximately $169,000 and $131,000 for the 26-week periods ended July 2, 2011 and July 3, 2010, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred at our stores for shipping and handling are included in cost of sales. The Company records revenues net of applicable sales tax.

The Company’s co-branded customer credit card program, which was introduced during the 2007 fiscal year, entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. During the 26-week periods ended July 2, 2011 and July 3, 2010, the Company received approximately $398,000 and $440,000, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards was $419,000 and $313,000 for the 26-week periods ended July 2, 2011 and July 3, 2010, respectively.

The Company also receives from the issuing bank and Visa U.S.A. Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program, the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A. Inc. The amount of sales royalty income recorded was $201,000 and $174,000 for the 26-week periods ended July 2, 2011 and July 3, 2010, respectively.

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

Income Taxes. The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. At January 1, 2011, the Company maintained $9.3 million of net deferred tax assets, of which approximately $5.7 million related to federal tax operating loss carry-forwards and $1.7 million related to state tax net operating loss carry-forwards. In addition, during the 26-week period ended July 2, 2011, the Company recorded an income tax provision  of $885,000 primarily related to the net income generated, which reduced the net deferred tax assets previously recorded by the Company. The Company established a federal valuation allowance of $5.1 million at January 1, 2011. For state income tax purposes, the Company had a valuation allowance in the amount of $650,000 at January 1, 2011, primarily to reserve for the possible non-utilization of state NOL carry-forwards, which may not be realized in future periods before the NOLs expire. These amounts remained unchanged as of July 2, 2011.

At July 2, 2011, the current portion of deferred tax assets and liabilities of $269,000 is included in prepaid expenses and other current assets, while the non-current portion of deferred tax assets and liabilities of $7.8 million is included in other assets, on the Company’s accompanying condensed consolidated balance sheets. These amounts are net of the valuation allowance discussed above.

When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of January 1, 2011, the Company had recorded a $271,000 reserve, net of federal benefit for potential tax contingencies. During the 13-week period ended July 2, 2011, the Company recorded a  reversal of the state income tax reserve of $277,000, net of federal benefit, based on the completion of a state income tax audit of the Company’s state income tax returns.  As of July 3, 2010, the Company reported a reserve balance of $301,000, net of federal benefit.

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

During the 26-week period ended July 2, 2011, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is exposed to a number of asserted and unasserted potential claims.  Management does not believe that the resolution of any of these matters will result in a material loss.  The Company had no guarantees, subleases or assigned lease obligations as of July 2, 2011, January 1, 2011 or July 3, 2010.

ITEM 6. EXHIBITS

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Cache Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of July 2, 2011, January 1, 2011 and July 3, 2010, (ii) the Condensed Consolidated Statements of Operations for the Twenty-Six Weeks Ended July 2, 2011 and July 3, 2010, (iii) the Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended July 2, 2011 and July 3, 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 2, 2011 and July 3, 2010, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2011
CACHE, INC.

BY:	/s/ Thomas E. Reinckens
Thomas E. Reinckens
Chairman and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Margaret Feeney
Margaret Feeney
Executive Vice President, Chief Financial Officer and
Principal Financial and Accounting Officer