Form 10-K
period 2011-12-31
CACHE INC
filed 2012-03-29
CIK 350199

Use these links to rapidly review the document

TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $54 million as of July 2, 2011, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of $4.97 of the registrant's Common Stock as reported on the Nasdaq Global Select Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

          As of March 29, 2012, 12,878,257 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant's 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2011.

CACHE, INC.
FORM 10-K ANNUAL REPORT
DECEMBER 31, 2011

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

PART I

ITEM 1.    BUSINESS

OVERVIEW/RECENT DEVELOPMENTS

        Cache, Inc. was incorporated in Florida on April 25, 1975. Our principal place of business is located at 1440 Broadway, New York, New York 10018 and our telephone number is (212) 575-3200. When this report uses the words "Cache", "the Company", "we", "us", and "our", these words refer to Cache, Inc., and its subsidiaries, unless the context otherwise requires. All references in this report to "fiscal 2011," "fiscal 2010" and "fiscal 2009" mean the fiscal year ending December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

        We are a nationwide, mall and web based specialty retailer of lifestyle sportswear and dresses targeting style-conscious women. Our merchandise offerings extend from elegant eveningwear to sophisticated casual and daytime sportswear, which encompasses a variety of tops, bottoms, dresses and accessories, all of which are sold under our Cache brand. We believe the appeal of our merchandise is enhanced through the intimate boutique-like environment we offer to our customers. This environment is achieved through a high level of customer service combined with our smaller store format, which averages approximately 2,000 square feet. As of December 31, 2011, we operated 279 stores, primarily situated in central locations in high traffic, upscale malls, in 43 states, Puerto Rico and the U.S. Virgin Islands.

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

        We continued to face a challenging retail environment in fiscal 2011, as the economic landscape remained unsettled and consumers remained cautious. However, our business improved, which resulted in increased net sales in fiscal 2011. We were encouraged by our results, as the changes we made to our design and merchandizing processes have begun to yield better results and a return to profitability.

        We added key executives to the organization, in late 2009 and early 2010, within the design, merchandising and production areas. These strategic changes to our organization were instrumental in improving our merchandise offerings, returning the Company to profitability and placing Cache in a more competitive position with other specialty retailers.

        In fiscal 2010, our store design team developed a new store design. This new design created a more modern, feminine and inviting place for our customers to shop, while showcasing our merchandise in a more appealing manner. Our new cash-wrap area combines both modern and traditional elements and our new fitting room design creates a more feminine and glamorous environment for our customers. The new design includes fixtures that allow for more flexibility in displaying merchandise, as well as greater ease of shopping. We believe our new design creates an overall softer, warmer store environment that a woman will feel comfortable in while enjoying her shopping experience. We are utilizing this new design for future store openings, as well as for major remodeling to existing stores.

        We currently anticipate opening approximately two Cache stores in fiscal 2012 and plan to remodel approximately 15 stores. During fiscal 2011, we opened no stores and closed three stores. To date, during fiscal 2012, we closed 12 stores and expect to close approximately five additional stores. These closed stores had negative profitability in fiscal 2011, so their closures are expected to have a positive impact on fiscal 2012 earnings. In fiscal 2011, the Company recorded accelerated depreciation of fixed assets of $231,000 and a net gain of $236,000 from the reversal of deferred rent partially offset by lease termination costs, which were substantially negotiated and paid in December 2011 for the stores closed in fiscal 2012.

        During the fourth quarter of fiscal 2011, we recorded a pre-tax impairment charge of approximately $719,000 for 14 underperforming stores. See Item 7 and Note 10 to the consolidated financial statements contained herein for additional details.

        On April 29, 2011, we amended our one year credit facility with Bank of America (the "Bank"). Under this facility, we may direct the Bank to issue letters of credit up to a total of $3.0 million. Any outstanding letters of credit under this facility are collateralized by a security interest in various certificates of deposit held by us and our subsidiaries with the Bank, amounting to a total of $3.0 million. This one year credit facility will expire on May 1, 2012. We are currently reviewing our future requirements for a credit facility and we plan to initiate discussion with our bankers to renew this credit line or negotiate a new credit facility.

Merchandising, Design and Production

        Our merchandising focuses on providing an attractive selection of sportswear and dresses extending from casual and daytime sportswear into elegant day and eveningwear, as well as a collection of complementary accessories. All of our merchandise is sold under our own Cache label.

        During the fourth quarter of 2009 and in early 2010, we added new personnel which assisted in revamping the merchandise design selection and flow. With these key additions to the organization, Cache has shifted from a retailer who relied heavily on a fast-track calendar, typically a three-month calendar, to a more traditional design and production calendar, typically a six-month calendar. The shift to a traditional calendar provides us with a greater ability to source higher-quality fabrics and trims, thereby adding special details to elevate the appeal of our offerings. With our earlier planning schedule, we have been able to reduce our sourcing costs, which have also contributed to improved gross margins.

        Our merchandising strategy continues to focus on sophisticated fashion apparel and day-into-evening dresses. We plan to continue to appeal to our existing Cache customers while broadening our customer reach. Our goal is to serve more of our customers' lifestyle needs in an effort to increase shopping frequency, while also attracting new customers to our stores.

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

        While the majority of our merchandise is the same in all of our stores of the same concept, we employ both lower priced merchandise and higher priced merchandise in select locations.

        The following table indicates the percentage of net sales by merchandise category at our retail stores for each of the periods indicated below:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Sportswear	57.0%	57.9%	57.3%
Dresses	35.0	33.3	32.8
Accessories	8.0	8.8	9.9

Total	100.0%	100.0%	100.0%

        The percentage of net sales represented by dresses at our stores is typically higher in the first half of the year due to the prom season.

Design

        Our merchandise offerings are primarily organized around the spring and fall seasons and within each season there are six to eight collection deliveries. Our design team consists of seasoned designers who have experience in the apparel industry, and is given a significant amount of creative freedom in the design process. Following the end of a season, our merchandising team reviews data from that season's results, as well as market research, retail trends and trade shows. Based on this information, our team develops seasonal themes, which influence our exclusive designs for the following year.

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

Planning and Merchandising

        We conduct our planning process based on our historical point-of-sale data, economic trends, seasonality and anticipated demand. We determine at a corporate level the composition and amount of our merchandise by product, print, color, style and size for each collection. We are then able to negotiate bulk material purchases with suppliers. These bulk purchases along with a longer lead time allow the Company to obtain better pricing terms.

        Our merchandising and planning teams determine the appropriate level and type of merchandise for each store. Following receipt at our stores, the merchandising staff obtains daily sales information and store-level inventory generated by our point-of-sale ("POS") system. Based upon this data, management makes decisions with respect to re-orders, store transfers and markdowns.

        We deliver to our stores a cohesive collection with focused assortments that encompass tops, bottoms, dresses and accessories, which allows our customers to purchase outfits and create a full wardrobe.

Production, Sourcing and Distribution

        Our production team coordinates the sourcing of merchandise purchases from third party vendors, which include domestic and overseas manufacturers. The production team also sources fabric and arranges for the manufacture of goods through our third party vendors. Finished goods are then received using one of two methods. Merchandise is either shipped to our third party distribution centers, or it is drop shipped directly to our stores from our third party vendors. We also use third party distribution centers for merchandise replenishment, which ensures that our stores, when they experience a rapid sell through of our products, are adequately stocked. Our five largest vendors accounted for 23% of the dollar volume of our purchases and our largest vendor accounted for 12% of the dollar volume of our purchases during fiscal 2011.

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

        During 2010, our store design team developed a new store design. This new design created a more modern, feminine and inviting place for our customers to shop while showcasing our merchandise in a more appealing manner. Our new cash-wrap area combines both modern and traditional elements and our new fitting room design creates a more feminine and glamorous environment for our customers. The new design includes fixtures that allow for more flexibility in displaying merchandise, as well as greater ease of shopping. We believe our new design creates an overall softer, warmer store environment that a woman will feel comfortable in while enjoying her shopping experience. We are utilizing this new design for future store openings, as well as for major remodeling to existing stores.

        We generally remodel stores as leases come up for renewal. We remodeled 12 stores in fiscal 2010, nine stores in fiscal 2011, and expect to remodel approximately 15 stores in fiscal 2012. Most store remodels take from six to eight weeks. During this period, we typically utilize temporary locations in the mall near our existing locations so that customers can continue to shop for our merchandise. Two of the four stores opened in fiscal 2010 were built utilizing the new design. At December 31, 2011, we operated 10 stores in the new design format.

Store Management and Training

        We organize our stores into regions and districts, which are overseen by three regional vice presidents and 28 district managers. Each of our district managers is typically responsible for eight to ten stores. We generally staff a majority of our stores with an average of one opening employee, two mid-day employees and two closing employees.

        We seek to provide our customers with superior customer service. To enhance this part of our strategy, our employees receive in-store training as well as career path developmental assistance. In addition, our store managers receive both salaries and performance-based incentive bonuses. We pay sales associates and assistant managers on an hourly basis and offer them performance incentives. From time to time, we offer additional incentives, such as sales contests, to both management and sales associates. Additionally, we place special emphasis on the recruitment of fashion-conscious and career-oriented sales personnel. We train most new store managers in designated training stores and train most other new store sales personnel on the job.

E-Commerce

        We successfully re-launched our website, www.cache.com, on our new e-commerce platform with a supporting fulfillment center in August 2011. The new website provides us with the ability to showcase our products in a more enticing, desirable manner as well as offering enhanced online promotions. Since the re-launch, we have seen significant sales growth and positive customer feedback as a result of the improved online shopping experience.

        Our digital initiatives and efforts to grow the online business will continue in 2012. These efforts will include online marketing designed to drive brand awareness and acquire new customers, and enhancements to our website, such as merchandise ratings, reviews and automated product recommendations. Our initiatives also will include launching of a mobile site and expanding our social media efforts. We have also partnered with FiftyOne Global Ecommerce, a recognized leader in e-commerce, to facilitate international shipments to approximately 90 countries beginning in fall 2012. Approximately ten percent of our online visitors are from international consumers and our partnering with FiftyOne Global Ecommerce will allow this group to make purchases from our site.

        We increased the resources devoted to the e-commerce business in fiscal 2011, including the hiring of a dedicated e-commerce executive in October 2011. We have seen a considerable increase in e-commerce sales over the past several years. E-commerce sales over the last three years were $12.9 million, $8.9 million and $6.2 million in fiscal 2011, 2010 and 2009, respectively.

Store Locations

        As of December 31, 2011, we operated 279 stores located in 43 states, as well as Puerto Rico and the U.S. Virgin Islands.

        The following table indicates our stores by state as of December 31, 2011:

Alabama	6	Louisiana	4	Ohio	9
Arizona	5	Maine	1	Oklahoma	2
Arkansas	2	Maryland	5	Oregon	2
California	29	Massachusetts	7	Pennsylvania	8
Colorado	3	Michigan	6	Rhode Island	2
Connecticut	4	Minnesota	3	South Carolina	5
Delaware	1	Mississippi	1	Tennessee	7
Florida	42	Missouri	4	Texas	22
Georgia	9	Nebraska	1	Utah	1
Hawaii	3	Nevada	8	Virginia	11
Illinois	9	New Hampshire	2	Washington	4
Indiana	3	New Jersey	14	West Virginia	1
Iowa	1	New Mexico	1	Wisconsin	2
Kansas	2	New York	12	Puerto Rico	1
Kentucky	3	North Carolina	9	US Virgin Islands	2

        The following table indicates the number of stores opened and closed over the past five fiscal years ended December 31, 2011:

Fiscal Period	Stores Open at Beginning of Period	Stores Opened During Period	Stores Closed During Period	Stores Open at End of Period	Total Square Footage
FY2007	296	10	9	297	601,000
FY2008	297	13	14	296	598,000
FY2009	296	4	14	286	576,000
FY2010	286	4	8	282	571,000
FY2011	282	0	3	279	565,000

New Store Development

        We continually review potential new locations for our stores. We locate our new stores primarily in upscale shopping malls. When selecting a new mall site, we target high traffic locations with suitable demographics and favorable lease economics. When evaluating a new mall location, we also look at the principal and anchor stores in the mall, location of our store within the mall and other specialty stores located in the mall. We currently operate five street locations and one outlet store. We anticipate opening approximately two new Cache stores during fiscal 2012, unless additional attractive opportunities become available.

Marketing and Promotion

        Our marketing program currently consists of direct marketing through direct mail and email. Cache maintains a database of approximately 5.2 million names from customers that have provided their contact information. Based on this database, we send mailings during most months targeting various customer groups, in addition to multiple promotional email notifications. Our systems allow us to review how customers respond to various offers and from the customers' responses we are able to adjust future offerings.

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

Competition

        The market for women's sportswear, dresses and accessories is highly competitive. We compete primarily with specialty retailers of women's apparel and department stores located in the same mall or a nearby location, some of which may have greater financial resources, marketing capabilities or brand recognition than we have. We believe our target customers choose to purchase apparel based on the following factors:

  •
  Trend-right style and fashion;

  •
  Fit and comfort;

  •
  Customer service;

  •
  Shopping convenience and environment; and

  •
  Value.

Information Systems

        We have historically invested in information systems to improve sales, gain efficiencies and reduce operating costs. Our information systems integrate all major aspects of our business, including merchandise planning, purchasing, inventory control, distribution, sales and finance. Our POS system, which uses a wide area network allows us to add various functionalities, including the ability to process debit card transactions, centralize credit authorizations, enhance labor scheduling, centralize our customer database, manage our customer loyalty program, speed up customer transaction time and analyze real-time sales data. During the second half of fiscal 2011, we launched a new e-commerce platform and fulfillment center, which provides an enhanced website that enriches our customer shopping experience with mobile, e-commerce and social network features. It has allowed us to enhance our online promotions, merchandise delivery and customer service.

Trademarks and Service Marks

        We are the owner of the "Cache" trademark and service mark in the United States. The marks are registered with the United States Patent and Trademark Office. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. Our rights to the aforementioned marks are a significant part of our business. Accordingly, we intend to maintain these marks and the related registration. We are currently unaware of any material claims of infringement or other challenges to our right to use our marks in the United States.

Employees

        As of December 31, 2011, we had approximately 3,156 employees, of whom approximately 987 were full-time employees and approximately 2,169 were part-time employees. As of December 31, 2011, we had approximately 2,972 store personnel and approximately 184 non-store personnel. As of March 14, 2012, total employee head count was approximately 2,375. The Company increased the number of seasonal part time employees this year in order to improve the store coverage for the holiday selling season. None of our employees are represented by a labor union. We consider our employee relations to be satisfactory.

Available Information

        We make available on our website, www.cache.com, under "Investor Relations," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission ("SEC"). Information appearing on the Company's website is not a part of, and is not incorporated by reference in, this Form 10-K.

        Our Code of Business Conduct and Ethics, and Board of Directors' committee charters are also available on our website, under "Corporate Governance".

ITEM 1A.    RISK FACTORS

         Macroeconomic conditions have adversely impacted our business and results of operations and may continue to do so.

        The retail sector is affected by macroeconomic factors, including changes in international, national, regional and local economic conditions, employment levels and consumer spending patterns. Furthermore, because our customer traffic and sales volume are largely derived from the volume of consumer traffic in the malls in which we operate, we are adversely affected by general declines in mall traffic. Since the slowdown that began in 2008, the overall economy, financial markets and the related reduction in consumer confidence in the economy have negatively affected results of operations throughout large segments of our industry, including our segment. Accordingly, macroeconomic conditions have adversely affected and continue to adversely affect our results of operations. Continued uncertainty in or a worsening of the economy generally or in a number of our markets could adversely affect our financial position and results of operations, cause us to slow our re-modeling of existing locations or cause us to increase store closings.

         Our ability to attract new customers to our stores depends heavily on the success of the shopping malls in which we are located.

        All but a few of our existing stores are located in shopping malls. Sales at these stores are derived in large part from the volume of consumer traffic in these malls. In addition, traffic in some of the malls in which we have stores has been adversely affected by store closures and bankruptcies by other tenants, including anchor or other large tenants. We cannot control vacancy rates in the malls in which we have stores, continued popularity of malls as shopping destinations, the solvency of landlords and the level of maintenance and upkeep that they perform or improvements that they make at the malls, development of new shopping malls or the availability or cost of appropriate locations within existing or new shopping malls. A decrease in shopping mall traffic could adversely affect our results of operations.

         Our comparable store sales and quarterly results of operations are affected by many factors that we cannot control.

        Our quarterly results of operations for our individual stores have fluctuated significantly in the past and will continue to fluctuate in the future. Since the beginning of fiscal 2009, our quarterly comparable sales at Cache stores have ranged from an increase of 12.4% to a decrease of 23%. Our comparable store sales and quarterly results of operations are affected by a variety of factors, most of which we cannot control, including:

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

        We direct-source a large portion of our product directly from unaffiliated third party manufacturers. During fiscal 2011, we direct-sourced approximately 54% of the dollar volume of our merchandise. We cannot guarantee that direct-sourcing will continue to result in cost savings. In addition, we may not be able to effectively manage direct relationships with manufacturers, which could result in additional costs and manufacturing delays. Furthermore, similar to most other specialty retailers, we have short selling seasons for much of our inventory. Factors outside of our control, such as manufacturing or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, cancellation charges or excessive markdowns, all of which could have a material adverse effect on our business, financial condition and results of operations.

         We rely on a relatively small number of domestic vendors for a portion of our product, and our success depends in part on maintaining good relationships with these vendors.

        During fiscal 2011, Cache purchased approximately 46% of the dollar volume of its product directly from third party vendors or agents, of which five vendors accounted for 23% and our largest vendor accounted for 12%. The terms of our relationships with our vendors generally are not contractual and do not assure adequate supply or pricing on a long-term basis. If one or more of these vendors ceased to sell to us or significantly altered the terms of our relationship, we may be unable to obtain merchandise in a timely manner, in the desired styles, fabrics or colors, or at the prices and volumes we wish to purchase. This could hurt our ability to respond to changing fashion trends and thus our sales and profitability. In addition, the continued increase in our direct-sourcing of merchandise from international vendors could cause our existing domestic vendors to reduce or eliminate their sales to us.

         Substantially all of the materials used to manufacture our merchandise are produced in foreign facilities. This subjects us to the risks of international trade and other risks generally associated with doing business in foreign markets.

        We and substantially all of our vendors utilize overseas production facilities. The failure of foreign manufacturers to ship materials or products to us in a timely manner could result in our stores lacking needed inventory. Any event causing a disruption of imports, including financial or political instability, currency fluctuations, terrorism or heightened security, trade restrictions in the form of tariffs or quotas or both, political or military conflict involving the United States or other countries, or the migration of manufacturers, could negatively affect our business, financial condition or results of operations. These adverse impacts may include an increased cost to us, reductions in the supply of merchandise, delays in our manufacturing lead time or delays in the re-ordering of goods.

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

        The raw materials used to manufacture our products are subject to availability constraints and price volatility caused by high demand for petroleum-based synthetic fabrics, weather, supply conditions, regulations, economic climate and other unpredictable factors. Increases in labor costs, as well as a shortage of labor, especially in China and other areas we source in, may also impact our sourcing costs. In addition, our transportation costs are subject to price volatility caused by the price of oil, regulations, economic climate and other unpredictable factors. Increases in demand for, or the price of, raw materials, distribution services and labor could have a material adverse effect on our business, financial condition and results of operations.

         There are risks associated with e-commerce.

        Our e-commerce operations are subject to numerous risks, including: (i) rapid technological change and the implementation of new systems and platforms; (ii) diversion of sales from our stores; (iii) liability for online content; (iv) violations of state or federal laws, including those relating to online privacy; (v) credit card fraud; (vi) the failure of the computer systems that operate our website and their related support systems, including computer viruses; and (vii) telecommunications failures, electronic break-ins and similar disruptions. Any failure of our systems, policies or procedures to protect against such risks could materially damage our brand and reputation as well as result in significant damage claims, any of which could have a material adverse impact on our business and results of operations.

         Our continued growth will depend on our ability to successfully open and operate new stores and expand our e-commerce business.

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

        During fiscal 2012, we expect to open approximately two new stores. As the economy improves, we intend to open additional stores in future years and to remodel many of our existing stores as their leases come up for renewal. Continued expansion could place demands on our operational, managerial and administrative resources, which could have a material adverse effect on our ability to manage our business. As we open more stores, our resources may come under greater strain and may prove to be inadequate. If we are unable to open new stores or remodel our existing stores as planned, or if our new stores are unsuccessful, it could have a negative impact on our financial performance. During fiscal 2011, we closed three stores and, to date, during fiscal 2012, we closed 12 stores and expect to close approximately another five stores.

         Our expansion into new markets could adversely affect our financial condition and results of operations.

        During fiscal 2012, we expect to open approximately two new stores and during fiscal 2011 we opened no new stores. We may open new stores in areas of the United States in which we currently have few or no stores. The expansion into new markets may present competitive, merchandising and administrative challenges that are different from those currently encountered in our existing markets. Any of these challenges could adversely affect our business, financial condition and results of operations. To the extent our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets.

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

        Our information systems integrate all major aspects of our business, including merchandise planning, purchasing, inventory control, distribution, sales and finance. Our POS system, which uses a wide area network allows us to add various functionalities, including the ability to process debit card transactions, centralize credit authorizations, enhance labor scheduling, centralize our customer database, manage our customer loyalty program, speed up customer transaction time and analyze real-time sales data. We are dependent on these information systems for the efficient operation of our business, including our website, and to facilitate the enhancement of our marketing efforts.

        We may experience operational problems with our information systems as a result of system failures, computer viruses, security breaches, misplaced or lost data, acts of vandalism, natural disasters, power loss, programming and/or human error or other similar events. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by any failure on our part to successfully maintain or perform additional upgrades to our systems, could cause information to be lost or delay our ability to process and make use of that information in our business, which may adversely affect our results of operations. In addition, if future changes in technology cause our information systems to become obsolete, or if our current information systems prove to be inadequate to support our growth, it could adversely affect our business and results of operations.

         We must protect against security breaches or other disclosures of private data of our customers as well as of our employees and other third parties.

        We rely on our computer hardware and software systems for the efficient operation of our retail stores and website. We have systems and process in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite our safeguards and security processes and protections, we cannot be assured that all of our systems and processes are free from vulnerability to security breaches by third parties or inadvertent data disclosure by us. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information could severely damage our reputation and our relationship with our clients, expose us to risks of litigation and liability and adversely affect our business.

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

        Customer tastes and fashion trends change rapidly. Our success depends in large part on our ability to anticipate the fashion tastes of our customers, to respond to changing fashion tastes and consumer demands, and to translate market trends into fashionable merchandise on a timely basis. However, the longer lead times associated with our planning and merchandising strategies could increase our risk of misjudging fashion trends or styles. If we are unable to anticipate, identify or react to changing styles or trends, our sales may decline and we may be faced with excess inventories. If this occurs, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow moving inventory. This could also cause us to miss opportunities. Both of the foregoing could have a material adverse effect on our business, financial condition and results of operations. In addition, if we misjudge fashion tastes and our customers come to believe that we are no longer able to offer fashions that appeal to them, our brand image may suffer.

         We may be adversely impacted at any time by a significant number of competitors.

        The women's apparel market is highly competitive, fragmented and characterized by low barriers to entry. We compete against a diverse group of retailers, including traditional department stores, national and local specialty retail stores, internet-based retailers and mail order retailers. Many of our competitors, particularly traditional department stores and national specialty retail stores, are larger and have greater resources to expend on marketing and advertising campaigns. In addition, many of these competitors have greater name recognition in general than we do. We cannot assure you that we will continue to be successful in competing against existing or future competitors. Our expansion into markets served by our competitors or entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition and results of operations.

        In addition, as a result of macroeconomic conditions, a substantial number of retailers have increased the frequency and duration of their discount sales and other promotions and have increased the level of merchandise discounts. This has resulted and is expected to continue to result in intense competition. Furthermore, in order to remain competitive, we have had to increase our use of discount sales, which has impacted our gross margins.

         Our sales fluctuate on a seasonal basis and are sensitive to economic conditions, consumer spending patterns and other events and conditions.

        Our net sales and net income are generally highest each year during our fourth fiscal quarter (October, November and December) and lowest in our third fiscal quarter (July, August and September). Sales during any period cannot be used as an accurate indicator of our annual results. Any significant decrease in sales during the fourth quarter in a given year would hurt our profitability. As a result of macroeconomic conditions, we experienced a significant decrease in sales and profitability during fiscal 2010. However, our sales increased by 8.4% in fiscal 2011 and we returned to profitability.

        Our business is also sensitive to changes in macroeconomic conditions and consumer spending patterns, as discussed in the other Risk Factors contained herein. In addition, our business, financial condition and results of operations may be adversely affected by the timing of holidays and other local, regional, national or international events and conditions, including energy prices, climatologic events such as hurricanes, strikes and other business disruptions, or the effects of war, terrorism or the threat of either of these events.

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

        Between January 3, 2010 and December 31, 2011 (our fiscal years 2010 and 2011), the market price of our common stock has ranged from $3.62 to $7.25 per share. The stock market has, from time to time and especially since the fourth quarter of fiscal 2008, experienced extreme price and volume fluctuations. The market price for our common stock may change significantly in response to various factors, including:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        All but a few of our stores are located in shopping malls. The substantial majority of our stores contain between 1,500 and 2,500 square feet of space, with the typical store averaging 2,000 square feet. All of our stores are in leased facilities, and we typically negotiate our rental agreements based on our portfolio of store locations with a particular landlord rather than on an individual basis. Rental terms usually include a fixed minimum rent plus a percentage rent based on sales in excess of a specified amount. In addition, we generally are required to pay a charge for common area maintenance, utility consumption, promotional activities and/or advertising, insurance and real estate taxes. Many leases contain fixed escalation clauses. Most leases contain leasehold improvement reimbursements from landlords and/or rent holidays. In recognizing landlord incentives and minimum rent expenses, the Company amortizes the charges and incentives on a straight line basis over the lease term.

        Our leases expire at various dates through 2028. In most instances, we have renewal options at increased rents. The following table indicates the periods during which our leases expire.

Fiscal Years
Present - 2014	122
2015 - 2017	110
2018 - 2020	34
2021 - 2028	13

Totals	279

        Our corporate office is a 20,000 square foot facility located at 1440 Broadway in New York City. We lease this space under a 10-year lease through 2014 at a rate of approximately $543,000 per year. In addition, we also lease a 14,500 square foot facility, which houses our design, production, sourcing and customer service departments, located at 260 West 39th Street in New York City, which expires in June 2012 at a rate of approximately $345,000 per year. We are in the process of exploring our options regarding our 39th Street location.

ITEM 3.    LEGAL PROCEEDINGS

        We are involved in various litigation and administrative proceedings that arise in the ordinary course of business. Although the ultimate outcome of these matters cannot be predicted with certainty, we do not believe that the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

a.
The principal market on which the Company's Common Stock is being traded is The NASDAQ Global Select Market. The stock symbol is CACH. The price range of the high and low sales prices for the Company's Common Stock during 2011 and 2010, by fiscal quarters, are as follows:

	Fiscal 2011		Fiscal 2010
Fiscal period	High	Low	High	Low
First Fiscal Quarter	$4.92	$3.62	$6.00	$4.01
Second Fiscal Quarter	$6.44	$4.32	$7.25	$5.24
Third Fiscal Quarter	$6.14	$4.88	$5.94	$4.01
Fourth Fiscal Quarter	$6.47	$4.72	$5.77	$3.86
b.
As of March 29, 2012 there were approximately 255 registered holders of record of the Company's Common Stock.

c.
The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors.

d.
The following table summarizes our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for the future issuance under equity compensation plans (excluding securities reflected in column(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	756,675	$12.64	73,470
Equity compensation plans not approved by security holders	—	—	—

Total	756,675	$12.64	73,470

ITEM 6.    SELECTED FINANCIAL DATA

        The following Selected Consolidated Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

	52 WEEKS ENDED		52 WEEKS ENDED		53 WEEKS ENDED	52 WEEKS ENDED	52 WEEKS ENDED
	DEC. 31, 2011		JAN. 1, 2011		JAN. 2, 2010	DEC. 27, 2008	DEC. 29, 2007
	(in thousands, except per share and operating data)
STATEMENT OF INCOME DATA:
Net sales	$223,880		$206,519		$219,775	$265,728	$274,458
Cost of sales	127,461		127,662		131,990	156,036	147,474

Gross profit	96,419		78,857		87,785	109,692	126,984

Store operating expenses	76,024		75,901		79,167	95,339	97,023
General and administrative expenses	17,428	(7)	19,987		18,341	21,296	22,725
Exit costs	—		—		(65)	2,757 (5)	(78)
Impairment charges	719	(6)	10,066	(6)	2,744 (6)	2,137 (6)	—
Employee separation charge	—		—		1,987 (7)	—	—

Operating income (loss)	2,248		(27,097)		(14,389)	(11,837)	7,314

Other income, net(1)	17		26		32	463	2,601

Income (loss) before income taxes	2,265		(27,071)		(14,357)	(11,374)	9,915
Income tax provision (benefit)	184	(8)	(4,639	)(8)	(5,663)	(4,252)	3,394

Net income (loss)	$2,081		$(22,432)		$(8,694)	$(7,122)	$6,521

Earnings per share:
Basic earnings (loss) per share	$0.16		$(1.76)		$(0.68)	$(0.53)	$0.41
Diluted earnings (loss) per share	$0.16		$(1.76)		$(0.68)	$(0.53)	$0.40
Weighted average shares outstanding:
Basic	12,838		12,779		12,795	13,329	15,966
Diluted(2)	12,884		12,779		12,795	13,329	16,200
Store data:
Total number of stores open
At the end of period	279		282		286	296	297
Total average sales per square foot(3)	$367		$340		$353	$424	$449
Sales Data
Total sales increase (decrease)	8.4%		(6.0)%		(17.3)%	(3.2)%	(1.6)%
Comparable stores: Cache/Cache Luxe(4)	8.1%		(2.3)%		(18.0)%	(4.3)%	(0.6)%
Total square footage (in thousands)	565		571		576	598	601
BALANCE SHEET AND OTHER DATA:
Working capital	$34,368		$28,263		$41,923	$43,461	$59,672
Total assets	$84,645		$85,990		$110,997	$119,525	$149,125
Total short and long-term debt	$—		$1,837		$2,833	$4,402	$5,934
Stockholders' equity	$50,797		$48,312		$70,283	$79,163	$100,264
Ratio of current assets to current liabilities	2.54:1		2.20:1		2.79:1	3.13:1	3.11:1
Inventory turnover ratio	6.73:1		7.88:1		6.78:1	5.90:1	4.51:1
Capital expenditures	$2,817		$3,448		$1,976	$10,673	$12,094
Depreciation and amortization	$7,784		$9,421		$11,855	$12,774	$12,124
Book value per share	$3.95		$3.78		$5.51	$6.07	$6.86

(1)
Other income consists of interest income, interest expense and miscellaneous income.

(2)
Diluted weighted average shares for fiscal 2011 include 4,174 shares due to the potential exercise of stock options that were outstanding and exercisable during the year. Options to purchase 736,675 common shares were excluded from the computation of diluted earnings per share for fiscal 2011 due to the anti-dilutive effect caused by the exercise price exceeding the average market price. Unvested restricted common shares of 456,663 were excluded from the computation of diluted earnings per share for fiscal 2011 due to contingent restricted shares not meeting their performance goals. Options and unvested restricted common shares of 1,062,330, 893,336 and 732,675 were excluded from the computation of diluted earnings per share for fiscal 2010, 2009 and 2008, respectively, because of the net loss incurred by the Company. Diluted weighted average shares for the fiscal year ended December 29, 2007 include 234,000 due to the potential exercise of stock options that were outstanding and exercisable.

(3)
Average sales per square foot are calculated by dividing net sales by the weighted average store square footage available.

(4)
Comparable store sales data is calculated based on the net sales of stores open at least 12 full months at the beginning of the period for which the data are presented.

(5)
Includes a charge of $2.8 million for the closure of several Cache and Cache Luxe stores.

(6)
Consists of impairment charges of approximately $719,000 for 14 underperforming stores, $974,000 for 15 underperforming stores, $1.9 million for 23 underperforming stores and $1.1 million for 12 underperforming stores for fiscal 2011, 2010, 2009 and 2008, respectively. In addition, includes impairment charges of approximately $9.1 million and $1.0 million against the carrying value of the Company's goodwill, for its Adrienne Victoria Designs, Inc. ("AVD") reporting unit, for fiscal 2010 and 2008, respectively. Includes an impairment charge of approximately $891,000 against the carrying value of the Company's intangible assets associated with its wholesale division—Mary L. for fiscal 2009.

(7)
Charges recorded in fiscal 2009 in connection with separation agreements entered into with two of the Company's then executive officers totaled $2.0 million. Included in fiscal 2011 general and administrative expenses is a reduction in legal fees of $345,000, related to the settlement of the note payable to the principals of AVD.

(8)
Includes a $5.7 million non-cash tax charge, related to a valuation allowance against a portion of the deferred tax assets in fiscal 2010. Includes reversal of $562,000 in the deferred tax assets valuation allowance and a reversal of a state income tax reserve of $271,000, net of federal benefit, as a result of the completion of a state income tax audit in fiscal 2011.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        We are a nationwide, mall-based specialty retailer of lifestyle sportswear and dresses targeting style-conscious women. Our merchandise offerings extend from elegant eveningwear to sophisticated casual and daytime sportswear, which encompasses a variety of tops, bottoms, dresses and accessories, all of which are sold under our Cache brand. We believe the appeal of our merchandise is enhanced through the intimate boutique-like environment we offer to our customers. This environment is achieved through a high level of customer service combined with our smaller store format, which averages approximately 2,000 square feet. As of December 31, 2011, we operated 279 stores, primarily situated in central locations in high traffic, upscale malls, in 43 states, Puerto Rico and the U.S. Virgin Islands.

        We target women between the ages of 25 and 45 through our differentiated merchandising mix. Our brand appeals to a woman who has a youthful attitude, is self-confident and fashion-conscious. Our sportswear embodies a mix of lifestyle separates for both day and evening. Our stores carry a range of diverse merchandise, which includes dresses for daytime and evening. We believe that we are an important dress resource and destination for our target customers. Our accessories complement the seasonal themes and palettes of our sportswear and dresses.

        For the fiscal year ended December 31, 2011, sportswear accounted for 57%, dresses for 35% and accessories for 8% of our net sales. Our price points generally range from $35 to $280 for sportswear, $75 to $420 for dresses and $5 to $100 for accessories.

Management Overview

        We continued to face a challenging retail environment in fiscal 2011, as the economic landscape remained unsettled and consumers remained cautious. However, our business improved which resulted in increased net sales in fiscal 2011. We were encouraged by our results as the changes we made to our design and merchandizing processes have begun to yield better results and a return to profitability.

        We added key executives to the organization, in late 2009 and early 2010, within the design, merchandising and production areas. These strategic changes to our organization were instrumental in enhancing our merchandise offerings, returning the Company to profitability and placing Cache in a more competitive position with other specialty retailers.

        During 2010, we developed a new store design. The new store design created a more modern, feminine and inviting place for our customers to shop, while showcasing our merchandise in a more appealing manner. Our new cash-wrap area combines both modern and traditional elements and our new fitting room design creates a more feminine and glamorous environment for our customers. The new design includes fixtures that allow for more flexibility in displaying merchandise, as well as greater ease of shopping. We believe our new design creates an overall softer, warmer store environment that a woman will feel comfortable in while enjoying her shopping experience. We are utilizing this new design for future store openings, as well as for major remodeling to existing stores.

        We currently anticipate opening approximately two Cache stores in fiscal 2012 and plan to remodel approximately 15 stores. During fiscal 2011, we opened no new stores and closed three stores. To date, during fiscal 2012, we closed 12 stores and expect to close approximately five additional stores. These closed stores had negative profitability in fiscal 2011, so their closures are expected to have a positive impact on fiscal 2012 earnings. In fiscal 2011, the Company recorded accelerated depreciation of fixed assets of $231,000 and a net gain of $236,000 from the reversal of deferred rent partially offset by lease termination costs, which were substantially negotiated and paid in December 2011 for the stores closed in fiscal 2012.

        We successfully re-launched our website, www.cache.com, on our new e-commerce platform with a supporting fulfillment center in August 2011. The new website provides our customers with a seamless shopping experience and the ability for us to showcase our product in a more enticing, desirable manner as well as offering enhanced online promotions. Since the re-launch, we have seen significant sales growth and positive customer feedback as a result of the improved online shopping experience.

        We increased the resources devoted to the e-commerce business in fiscal 2011, including the hiring of a dedicated e-commerce executive in October 2011. We have seen a considerable increase in e-commerce sales over the past several years. E-commerce sales over the last three years were $12.9 million, $8.9 million and $6.2 million in fiscal 2011, 2010 and 2009, respectively.

        During the fourth quarter of fiscal 2011, we recorded a pre-tax impairment charge of approximately $719,000 for 14 underperforming stores. See Item 7 and Note 10 to the consolidated financial statements contained herein for additional details.

        On April 29, 2011, we amended our one year credit facility with Bank of America (the "Bank"). Under this facility, we may direct the Bank to issue letters of credit up to a total of $3.0 million. Any outstanding letters of credit under this facility are collateralized by a security interest in various certificates of deposit held by us and our subsidiaries with the Bank, amounting to a total of $3.0 million. This one year credit facility will expire on May 1, 2012. We are currently reviewing our future requirements for a credit facility and we plan to initiate discussion with our bankers to renew this credit line or negotiate a new credit facility.

        We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Operating Results
Total store count, at end of period	279	282	286
Net sales increase (decrease)	8.4%	(6.0)%	(17.3)%
Comparable store sales increase (decrease)	8.1%	(2.3)%	(18.0)%
Net sales per square foot	$367	$340	$353
Total square footage (in thousands)	565	571	576

        Net sales.    Net sales consist of sales from comparable stores and non-comparable stores, as well as credit card activation fees and sales royalties. A store is not included in comparable store sales until the first day of the fiscal month following the twelfth full month of sales. Non-comparable store sales include sales generated at new stores prior to the period when they are considered comparable stores and sales generated from stores that we have since closed. Comparable stores sales percentages shown in the chart above are calculated based upon the number of weeks in the respective fiscal year.

        The Company's co-branded customer credit card program entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. During fiscal 2011, 2010 and 2009, the Company received $745,000, $780,000 and $1.1 million, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards in fiscal 2011, 2010 and 2009 was $904,000, $678,000 and $456,000, respectively.

        The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. The Company has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded was $425,000, $373,000 and $328,000 in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

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

        Store operating expenses.    Store operating expenses include payroll for store employees, payroll taxes, health benefits, insurance, credit card processing fees, depreciation, licenses and taxes, marketing and advertising expenses, as well as other store level expenses.

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

        Inventories.    Our finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation which results in a carrying value at the lower of cost or market. Inventories other than finished goods at retail stores, called production inventory, primarily consists of piece goods, trim and work-in-process. The Company values production inventory at the lower of cost or market value using first-in-first-out valuation method. The Company reviews the inventory for factors such as age, obsolescence, potential use, or other factors that may indicate a decline in its value. The Company records a reserve against the cost of the production inventory to account for any decline in its value.

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

  •
  store closings; or

  •
  underperforming business trends.

        The Company evaluates finite-lived assets in accordance with "Impairment or Disposal of Long-Lived Assets" under Topic 360 "Property, Plant and Equipment" of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC"). Finite-lived assets are evaluated for recoverability in accordance with Topic 360 of the FASB ASC whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. The Company evaluated its finite-lived assets during fiscal 2011, 2010 and 2009 and, as a result, recorded an impairment charge of $719,000 for 14 underperforming stores, $974,000 for 15 underperforming stores and $1.9 million for 23 underperforming stores, respectively.

        Goodwill and Intangible Assets.    The Company evaluates its goodwill and intangible assets in accordance with "Intangibles—Goodwill and Other", Topic 350 of the FASB ASC. This guidance requires ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment. The Company performs impairment testing, which considers the Company's fair value to determine whether an impairment charge related to the carrying value of the Company's recorded goodwill and other intangible assets, associated with its AVD reporting unit, is necessary. This is reevaluated annually during the fourth quarter, or more frequently if necessary. The Company considers many factors in evaluating whether the carrying value of the recorded goodwill will be recoverable. Factors used to make this determination primarily include declines in stock price and the market capitalization in relation to the book value of the Company, discounted projected cash flows of the reporting unit and valuation of companies comparable to the reporting unit. As a result of this testing, an impairment charge of $9.1 million was recorded against the remaining carrying value of goodwill during fiscal 2010. Comparatively, during fiscal 2009, the Company did not incur an impairment charge against the carrying value of goodwill. An impairment charge of $891,000 was recorded against the carrying value of intangible assets associated with its wholesale division, Mary L., during the fourth quarter of fiscal 2009, related to the discontinuance of Mary L. In addition, pursuant to the employee separation agreements entered into with two of the Company's then officers, the Company recorded a pre-tax charge of $204,000 during the third fiscal quarter of 2009 for the remaining net book value of the non-compete agreements contained in their employment agreements.

        Self Insurance.    We are self-insured for losses and liabilities related primarily to employee health and welfare claims up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. The Company's earnings were impacted by an increase in employee health and welfare claims of $499,000 for fiscal 2011, as compared with fiscal 2010. Adjustments to earnings resulting from changes in historical loss trends were not significant for fiscal 2010 and 2009. We maintain stop loss insurance coverage which covers us for benefits paid in excess of limits as defined in the plan. Therefore we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in earnings.

        Gift Cards, Gift Certificates and Credits.    The Company sells gift cards and gift certificates ("Gift Cards") and issues credits to its customers when merchandise is returned ("Merchandise Credits"), which do not expire. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card and Merchandise Credit being redeemed by the customer is remote ("Gift Card breakage"), since the Company has determined that it does not have a legal obligation to remit the unredeemed value to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns of its Merchandise Credits and Gift Cards. The Company has determined based on these historical redemption rates that approximately 5% of its Merchandise Credits issued and approximately 3% of its Gift Cards issued will remain unredeemed. The Company is recognizing the estimated unredeemed Merchandise Credits and Gift Cards over a fourteen-quarter period with 64% recognized in the first quarter to 0.03% in the fourteenth quarter subsequent to the issue date. The Company has determined that redemption would be remote based on the fact that, by the fourteenth quarter since issue date, the redemption rate approximated 0%, indicating that the probability of such merchandise credits and gift cards being redeemed is remote. As such, we have recorded breakage income based upon the above criteria. Breakage income represents the balance of Gift Cards and Merchandise Credits for which the Company believes the likelihood of redemption by the customer is remote.

        The Company recorded breakage income of $642,000, $196,000 and $229,000 during fiscal year ended 2011, 2010 and 2009, respectively.

        Revenue Recognition.    Sales are recognized at the "point of sale," which occurs when merchandise is sold in an "over-the-counter" transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges/(credits) to earnings resulting from revisions to estimates on our sales return provision were approximately $(96,000), $77,000 and ($80,000) for fiscal 2011, 2010 and 2009, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred at our stores for shipping and handling is included in cost of sales. The Company records revenues net of applicable sales tax.

        The Company's co-branded customer credit card program entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. During fiscal 2011, 2010 and 2009, the Company received $745,000, $780,000 and $1.1 million, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards in fiscal 2011, 2010 and 2009 was $904,000, $678,000 and $456,000, respectively.

        The Company also offers its credit card holders a program whereby points can be earned on net purchases made with the co-branded credit card. Five reward points are awarded for each dollar spent at Cache and one reward point is awarded for each dollar spent at non-Cache businesses. Cardholders, whose credit card accounts are not delinquent, in default or closed, will be automatically eligible to receive a $25 Cache gift card upon accrual of 2,500 reward points. The issuing bank bears the cost of the reward program and is responsible for the administration and management of the program.

        The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded was $425,000, $373,000 and $328,000 in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

        Income Taxes.    The Company accounts for income taxes in accordance with "Income Taxes", Topic 740 of the FASB ASC. This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company's best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of December 31, 2011, the Company had no reserve recorded for potential tax contingencies. Comparatively, the Company had recorded reserves of $271,000 and $301,000, net of federal benefit for potential tax contingencies, for fiscal periods ended January 1, 2011 and January 2, 2010, respectively.

        During fiscal 2011, the Company generated federal net operating income of $2.2 million. During fiscal 2010 and 2009, the Company generated federal net operating losses of approximately $16.6 million and $9.0 million, respectively. At December 31, 2011, the Company had a federal net operating loss ("NOL") carry-forward of $15.1 million available, for carry-forward for the next 19 years, through 2030. The loss generated in fiscal 2009 was carried back to offset taxable income generated in fiscal 2006.

        In assessing the realization of our deferred tax assets, we consider all available evidence to determine whether it is more likely than not that some portion or all of the net deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, during the periods in which those temporary differences become realizable. We consider the scheduled reversal of deferred tax assets (including the impact of available carry-back and carry-forward periods), and projected taxable income in assessing the realization of federal deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. The Company's current or previous losses are given more weight than its projected future performance. Consequently, based on our evaluation of all available evidence, in particular our recent operating losses, we established a federal valuation allowance of $5.1 million at January 1, 2011. At December 31, 2011, the Company reduced the federal valuation allowance to $4.6 million, primarily due to the utilization of federal NOL carry-forwards, as a result of the taxable income generated in fiscal 2011. For state income tax purposes, the Company had established a valuation allowance in the amount of $68,000 in fiscal 2009, primarily to reserve for the possible non-utilization of state NOL carry-forwards, which may not be realized in future periods before the NOLs expire. The Company increased the state valuation allowance at January 1, 2011 to $650,000. At December 31, 2011, the Company reduced the state valuation allowance to $538,000, primarily due to the utilization of state net operating loss carry-forwards in fiscal 2011. The Company's state NOLs expire from 2013 through 2030.

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

        The cumulative effect of this adoption did not result in any adjustment in the Company's liability for unrecognized income tax benefits.

Balance at January 1, 2011	$411,000
Additions based on tax positions related to the current year	—
Reductions of tax positions for prior years	(411,000)
Reductions for tax positions for prior years due to lapse of applicable statute of limitations	—
Settlements	—

Balance at December 31, 2011	$—

        Although the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company's accrued position. Accordingly, the Company's provisions on federal, state and local tax-related matters to be recorded in the future may change, as revised estimates are made or the underlying matters are settled or otherwise resolved. As of December 31, 2011, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

        The Company and certain of its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions.

        The Company had previously reached agreement with the Internal Revenue Service ("IRS") and closed the audit of fiscal year 2005, with no change to the tax return. The IRS has completed their examination of the 2008 and 2009 loss years and previously received refund claims in connection with NOL carry-backs. Due to the size of the refunds, the results must be submitted to the Joint Committee on Taxation ("JCT") for approval. The IRS concluded that no adjustments were necessary and JCT accepted their findings in March 2012.

        As for state and local income taxes, with few exceptions, the Company is subject to state and local income tax examinations by taxing authorities for years after 2007.

        Stock-based compensation.    Stock-based compensation expense for all stock-based awards programs, including grants of stock options, is recorded in accordance with "Compensation—Stock Compensation", Topic 718 of the FASB ASC. The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. All employee stock options were granted at or above the grant date market price. Judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. In accordance with the stated guidance, if actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted. The Company recognized $381,000, $461,000 and $400,000 in share-based compensation expense during fiscal 2011, 2010 and 2009, respectively.

Results of Operations

        The following table sets forth our operating results, expressed as a percentage of net sales:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Operating Results
Net sales	100.0%	100.0%	100.0%
Cost of sales	56.9	61.8	60.1

Gross profit	43.1	38.2	39.9
Store operating expenses	34.0	36.8	36.0
General and administrative expenses	7.8	9.7	8.3
Impairment charges	0.3	4.9	1.2
Employee separation charge	0.0	0.0	0.9

Operating income (loss)	1.0	(13.2)	(6.5)
Other income (net)	0.0	0.0	0.0

Loss before income taxes	1.0	(13.2)	(6.5)
Income tax provision (benefit)	0.1	(2.2)	(2.6)

Net income (loss)	0.9%	(11.0)%	(3.9)%

52 Weeks Ended December 31, 2011 (Fiscal 2011) Compared to 52 Weeks Ended January 1, 2011 (Fiscal 2010)

        Net sales.    Net sales increased to $223.9 million from $206.5 million, an increase of $17.4 million, or 8.4%, above the prior fiscal year. The increase in net sales is primarily due to the increase in comparable store sales of approximately $16.3 million, or 8.1%. We believe that our current merchandising and design strategies, which were implemented during fiscal 2010, are contributing to the increase in net sales. The increase in net sales during fiscal 2011 reflected a 12.0% increase in average dollars per transaction, partially offset by a 3.5% decrease in sales transactions. Average dollars per transaction were favorably impacted by an increase in initial mark-up and a reduction in markdowns as a percent of sales. Included in comparable store sales are e-commerce sales of $12.9 million in fiscal 2011, as compared to $8.9 million in fiscal 2010, an increase of $4.0 million or 44.9%, as shoppers increase the percent of e-commerce purchases.

        Gross profit.    Gross profit increased to $96.4 million from $78.9 million, an increase of $17.5 million, or 22.3%, as compared to the prior fiscal year, primarily due to an increase in net sales as described above. As a percentage of net sales, gross profit increased to 43.1% from 38.2%, primarily due to an increase in our initial mark-up and a decrease in markdowns as a percentage of sales. The gross profit percentage increase was also driven by the impact from higher sales, as it relates to store occupancy costs and operational costs in our design, production and sourcing departments.

        Store operating expenses.    Store operating expenses were $76.0 million compared to $75.9 million, an increase of $123,000, or 0.2%, above the prior fiscal year. As a percentage of net sales, store operating expenses decreased to 34.0% from 36.8%, primarily due to the increase in net sales. Store operating expenses increased primarily due to an increase in payroll and payroll-related tax expenses of $2.2 million, group health insurance of $499,000 and outside services of $461,000, which primarily consisted of internet support services. These costs were almost entirely offset by a decrease in marketing expense of $1.6 million, depreciation expense of $1.2 million, as well as a decrease of $205,000 in various other store operating expenses. Payroll and payroll costs increased in fiscal 2011, primarily due to our increasing store coverage during high customer traffic periods. The increase in health insurance was primarily due to an increase in health insurance claims. The decrease in marketing expense was primarily due to a reduction in spending on direct mail and production costs related to printed materials. Depreciation expense decreased as a result of certain assets being fully depreciated prior to fiscal 2011, coupled with an impairment charge of $974,000 for 15 underperforming stores during the fourth quarter of 2010.

        General and administrative expenses.    General and administrative expenses decreased to $17.4 million from $20.0 million, a decrease of $2.6 million or 12.8% below the prior fiscal year. As a percentage of net sales, general and administrative expenses decreased to 7.8% from 9.7%. The decrease in general and administrative expenses were primarily due to a decrease in professional fees of $2.6 million, consulting services of $292,000 and depreciation expense of $248,000, partially offset by an increase in hiring costs of $224,000 and a net increase of $323,000 in various other general and administrative expenses. Professional fees decreased primarily due to the reduction in legal fees of $2.0 million in connection with the previously disclosed Chico's lawsuit, which was amicably resolved in April 2011. The reduction in legal fees in connection with the Chico's lawsuit included an insurance reimbursement of $450,000 for legal fees. The decrease in legal fees also included a legal expense reimbursement of $345,000 by the principals of Adrienne Victoria Designs, Inc. in connection with legal costs incurred by the Company on their behalf. See Note 6 of the consolidated financial statements contained herein for additional details.

        Impairment charges.    We recorded a pre-tax impairment charge of approximately $719,000 ($396,000 after tax or $0.03 per diluted share) associated with 14 underperforming stores during the fourth quarter of fiscal 2011. Comparatively, we recorded a pre-tax impairment charge of approximately $9.1 million ($5.6 million after tax or $0.44 per diluted share) against the remaining carrying value of the Company's goodwill associated with its AVD reporting unit and a pre-tax impairment charge of approximately $974,000 associated with 15 underperforming stores ($603,000 after tax or $0.05 per diluted share) during the fourth quarter of fiscal 2010.

        Other income/expense.    Other income decreased to $17,000 from $26,000, a decrease of $9,000, or 34.6%, as compared to the previous year. This decrease was due to a reduction in interest income of $56,000, primarily caused by lower average cash balances during fiscal 2011, partially offset by a reduction in interest expense of $47,000.

        Income taxes.    We recorded an income tax provision of $184,000 for fiscal 2011 as compared to a net income tax benefit of $4.6 million for fiscal 2010. During fiscal 2011, we evaluated our assumptions regarding the recoverability of our deferred tax assets. Based on all available evidence we determined that it was appropriate to reduce our valuation allowance by $562,000. During the year, the Company recorded a reversal of a state income tax reserve of $271,000 net of federal benefit, as a result of the completion of a state income tax audit. As a result of the above factors the Company's effective income tax rate decreased to 8.1% in fiscal 2011, from 17.2% in fiscal 2010.

        Net income (loss).    As a result of the factors discussed above, net income of $2.1 million was recorded during fiscal 2011 as compared to a net loss of $22.4 million in the same period last year, an increase of $24.5 million.

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

        General and administrative expenses.    General and administrative expenses increased to $20.0 million from $18.3 million, an increase of $1.7 million or 9.3%, over the prior fiscal year. As a percentage of net sales, general and administrative expenses increased to 9.7% from 8.3%. The increase in general and administrative expense was primarily due to an increase in legal fees primarily associated with the Chico's lawsuit; see Note 13 of the consolidated financial statements herein for additional details. Fiscal 2009 general and administrative expenses for the fifty-third week were approximately $431,000. Therefore, excluding the fifty-third week from fiscal 2009 results, general and administrative expenses for fiscal 2010 would have increased approximately $2.1 million, or 11.6%.

        Impairment charges.    The Company recorded a pre-tax impairment charge of approximately $9.1 million ($5.6 million after tax or $0.44 per diluted share) against the remaining carrying value of the Company's goodwill associated with its AVD reporting unit and a pre-tax impairment charge of approximately $974,000 associated with 15 underperforming stores ($603,000 after tax or $0.05 per diluted share) during the fourth quarter of fiscal 2010. Comparatively, a pre-tax impairment charge of $1.9 million ($1.1 million after tax or $0.09 per diluted share) associated with 23 underperforming stores was recorded during fiscal 2009. In addition, the Company also recorded a pre-tax impairment charge of approximately $891,000 ($540,000 after tax or $0.04 per diluted share) against the carrying value of its intangible assets associated with its wholesale division—Mary L. during fiscal 2009.

        Other income/expense.    Other income decreased to $26,000 from $32,000, a decrease of $6,000, or 18.8%, as compared to last year. This decrease was due to a reduction in interest income of $75,000, primarily caused by lower average cash balances during fiscal 2010 as well as lower interest rates in fiscal 2010.

        Income taxes.    During fiscal 2010, income tax benefit decreased to $4.6 million from $5.7 million a decrease of $1.1 million or 19.3%, as compared to the previous year. The income tax benefit was attributable to the operating loss incurred by the Company during fiscal 2010, as discussed above. During fiscal 2010, we evaluated our assumptions regarding the recoverability of our deferred tax assets. Based on all available evidence we determined that the recoverability of our deferred tax assets was limited. Accordingly, in fiscal 2010 we recognized a non-cash provision of $5.7 million to increase the valuation allowance against our deferred tax assets. As a result of recording the increase in the valuation allowance, the Company's effective income tax rate decreased to 17.2% in fiscal 2010, from 39.4% in fiscal 2009.

        Net income (loss).    As a result of the factors discussed above, net loss of $22.4 million was recorded during fiscal 2010 as compared to a net loss of $8.7 million in the previous year, an increase of $13.7 million.

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

        The following table includes our unaudited quarterly results of operations data for each of the eight quarters during the two-year period ended December 31, 2011. We derived this data from our unaudited quarterly consolidated financial statements. We have prepared this information on the same basis as our audited consolidated financial statements and we have included all necessary adjustments, consisting only of normal recurring adjustments, to present fairly the selected quarterly information when read in conjunction with our audited annual consolidated financial statements and the notes to those statements included elsewhere in this document. The operating results for any particular quarter are not necessarily indicative of the operating results for any future period.

	13 Weeks Ended				13 Weeks Ended
	April 2, 2011	July 2, 2011	Oct. 1, 2011	Dec. 31, 2011	April 3, 2010	July 3, 2010	Oct. 2, 2010	Jan. 1, 2011
	(Unaudited)
	(Dollars in thousands)
Operating Results
Net sales	$52,099	$60,266	$48,659	$62,856	$48,550	$56,575	$45,524	$55,870
Gross profit	21,921	27,514	19,760	27,224	16,715	24,933	15,902	21,307
Operating income (loss)	(1,260)	4,159	(3,042)	2,391 (1)	(6,618)	1,444	(8,090)	(13,833	)(1)
Net income (loss)	(772)	2,799 (2)	(1,822)	1,876 (2)	$(4,081)	$897	$(5,027)	$(14,221	)(2)
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	42.1%	45.7%	40.6%	43.3%	34.4%	44.1%	34.9%	38.1%
Operating income (loss)	(2.4)%	6.9%	(6.3)%	3.8%	(13.6)%	2.6%	(17.8)%	(24.8)%
Net income (loss)	(1.5)%	4.6%	(3.7)%	3.0%	(8.4)%	1.6%	(11.0)%	(25.5)%
Selected Operating Data
Number of stores open at end of period	280	280	279	279	285	284	281	282
Comparable store sales increase/(decrease)	7.7%	6.0%	5.7%	12.4%	(6.8)%	5.1%	(0.2)%	(6.4)%

(1)
Consists of impairment charges of approximately $719,000 for 14 underperforming stores and $974,000 for 15 underperforming stores for fiscal 2011 and 2010, respectively. Fiscal 2010 also includes impairment charges of approximately $9.1 million against the carrying value of the Company's goodwill for its AVD reporting unit. Included in fiscal 2011 general and administrative expenses is a reduction in legal fees of $345,000, related to the settlement of the note payable to the principals of AVD.

(2)
During the fourth quarter of fiscal 2010, we recorded a $5.7 million non-cash tax charge related to a valuation allowance against net deferred tax assets. During the fourth quarter of fiscal 2011, we reversed $562,000 of the remaining valuation allowance against net deferred tax assets due to the improvement in operating results. During the second quarter of fiscal 2011, we reversed a state income tax reserve of $271,000, net of federal benefit, as a result of the completion of a state income tax audit in fiscal 2011.

Liquidity and Capital Resources

        Our cash requirements are primarily for the remodeling of existing stores, as well as the construction of new stores and inventory for new stores. We have historically satisfied these cash requirements principally through cash flow from operations.

        As of December 31, 2011, we had working capital of $34.4 million, which included cash and marketable securities of $29.5 million. The cash and marketable securities at December 31, 2011 included certificates of deposit of $3.0 million, which have been placed by the Company as collateral against a one year credit facility.

        The following table sets forth our cash flows for the period indicated:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Net cash provided by (used in) operating activities	$5,771,000	$(4,625,000)	$11,158,000
Net cash provided by (used in) investing activities	13,669,000	4,737,000	(8,322,000)
Net cash used in financing activities	(1,540,000)	(1,019,000)	(2,155,000)
Net increase (decrease) in cash and cash equivalents	$17,900,000	$(907,000)	$681,000

        During fiscal 2011, $5.8 million in cash provided by operating activities was primarily due to net income of $2.1 million, depreciation and amortization of $7.8 million, a decrease in prepaid expenses and other current assets of $3.5 million and an increase in accounts payable of $1.3 million. The increase in cash provided by operations was partially offset by amortization of deferred rent of $2.4 million and an increase in inventory of $6.3 million. The increase in inventory was primarily due to the

Company's plan to increase its inventory levels along with the Company's increased sales results, as well as to supply the Company's new web fulfillment center, which opened in late August 2011, and the timing of merchandise receipts. The decrease in prepaid expenses and other current assets of $3.5 million was principally due to the prepayment of January 2011 rent for the Company's stores in fiscal 2010. The increase in accounts payable is primarily due to the increase in inventory.

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

        During fiscal 2009, $11.2 million in cash provided by operating activities was primarily due to depreciation and amortization of $11.9 million, an impairment charge of $2.7 million against the carrying value of the Company's intangible assets and assets related to 23 underperforming stores, write-off of the non-compete agreement in connection with an employee separation charge of $204,000 for separation agreements with two of the Company's former executive officers, decrease in income tax receivable of $3.0 million and $5.7 million due to decrease in inventories, which are offset by amortization of deferred rent of $2.1 million, deferred taxes of $2.6 million and net loss of $8.7 million. Inventories decreased due to Company's efforts to better align inventory to the decreased sales volumes at stores. Income tax receivable decreased due to receipt of $3.0 million from federal and state governments. These decreases were offset by an increase in prepaid expenses and other current assets of $3.3 million, principally due to prepayment of January 2010 rent for the Company's stores.

        Investing activities generated $13.7 million during fiscal 2011, $4.7 million during fiscal 2010, and used $8.3 million during fiscal 2009. Cash provided by investing activities during fiscal 2011 was primarily due to the net maturities of marketable securities, which generated approximately $16.9 million of cash flows as a result of the Company's investment maturities. The purchase of equipment and leasehold improvements of approximately $2.8 million was primarily for remodeled stores, coupled with an increase in restricted certificates of deposit of $500,000 which partially offset the cash generated from the Company's investments. Our capital requirements depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. Projected capital expenditures for fiscal 2012 to remodel existing stores and fund new stores are approximately $6 to $7 million.

        Based on our experience with new store openings, we estimate that the average net investment to open new stores is approximately $225,000 to $375,000, which includes new store opening expenses and initial inventory, net of landlord contributions. We estimate that the average net investment to remodel an existing store is approximately $200,000 to $300,000, net of landlord contributions.

        Cash used by financing activities during fiscal 2011, 2010 and 2009 was $1.5 million, $1.0 million and $2.2 million, respectively. The usage of cash by financing activities during fiscal 2011, 2010 and 2009 was primarily for the repayment of the Company's note payable of $1.6 million, $1.0 million and $1.6 million, respectively.

        On April 29, 2011, the Company amended its one year credit facility with Bank of America (the "Bank"). Under this facility, the Company may direct the Bank to issue letters of credit up to a total of $3.0 million. Any outstanding letters of credit under this facility are collateralized by a security interest in various certificates of deposit held by the Company and its subsidiaries with the Bank amounting to a total of $3.0 million. The Company had outstanding letters of credit of approximately $2.3 million and $1.5 million at December 31, 2011 and January 1, 2011, respectively. This one year credit facility will expire on May 1, 2012. The Company is currently reviewing its future requirements for a credit facility and plans to initiate discussion with its bankers to renew this credit line or negotiate a new credit facility.

        We believe that cash flow from operations and our current available cash will be sufficient to meet our working capital needs for at least the next 12 months. If our cash flow from operations should decline significantly or if we should accelerate our store expansion or remodeling program, it may be necessary for us to seek additional sources of capital in the future.

Contractual Obligations and Commercial Commitments

        The following tables summarize our minimum contractual obligations and commercial commitments as of December 31, 2011:

	Payments Due in Period
	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Contractual Obligations
Employment contracts	$2,246	$954	$1,200	$92	—
Purchase obligations	37,676	37,676	—	—	—
Operating leases(1)	101,917	24,878	38,385	23,361	15,293

Total	$141,839	$63,508	$39,585	$23,453	$15,293

	Payments Due in Period
	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Commercial Commitments
Letters of credit(2)	$2,263	$2,263	$—	$—	$—

Total	$2,263	$2,263	$—	$—	$—

(1)
The operating leases included in the table above do not include contingent rent based upon sales volume, which represented less than 1% of net minimum rent expense in fiscal 2011, or other occupancy costs such as promotional funds, common area maintenance and heating, ventilation and air conditioning charges, which represented approximately 46.6% of net minimum rent expense in fiscal 2011.

(2)
We issue letters of credit primarily for the importation of merchandise inventories and as security deposit for our corporate office.

        In February 2012, Cache entered into a new employment agreement with the Company's current Chairman and Chief Executive Officer—Thomas E. Reinckens. The agreement commenced on February 24, 2012 for a term of three years expiring on February 23, 2015. The previous agreement was due to expire in February 2012.

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

        In December 2011, the Company and the former executive agreed to cancel the contingent payment as part of a settlement agreement of all outstanding items. Other than the operating lease commitments set forth in the table above we are not a party to any material off-balance sheet financing arrangements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's unaudited selected quarterly financial data is incorporated herein by reference to Note 17 to the Company's consolidated financial statements contained herein. The Company's consolidated financial statements and the report of the independent registered public accounting firm are listed at Item 15 and are included in this Form 10-K on pages F-1 through F-30.

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

        In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2011, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).

        Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011.

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

        Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria set forth by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

        This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

        (3)   Change in Internal Control Over Financial Reporting—During the fourth fiscal quarter of our year ended December 31, 2011, there were no changes in the Company's internal control over financial reporting that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The following information appearing in the Company's 2012 Proxy Statement is incorporated herein by reference:

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

        The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2011, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

Item 11.    Executive Compensation

        Information appearing under the following headings of the Company's 2012 Proxy Statement is incorporated herein by reference: "Election of Directors" and "Executive Compensation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information appearing in the Company's 2012 Proxy Statement, under the headings "Executive Compensation" and "Principal Shareholders and Share Ownership by Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information appearing in the Company's 2012 Proxy Statement, under the headings "Election of Directors," "Corporate Governance" and "Certain Relationships and Related Party Transactions" is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information regarding fees paid to the Company's independent registered public accounting firm and approval of services by our audit committee, appearing in the Company's 2012 Proxy Statement under the heading "Ratification of the Appointment of Mayer Hoffman McCann CPAs as Independent Registered Public Accounting Firm," is incorporated herein by reference.

 PART IV

ITEM 15.    EXHIBITS and FINANCIAL STATEMENT SCHEDULE

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

(1)
The financial statements listed in the "Index To The Consolidated Financial Statements" on page F-1.

(2)
The financial statement schedule is included on page F-30. Other schedules may be omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3)
Exhibits. The exhibit index is included below. A Stockholder may obtain a copy of any of the exhibits included in the Annual Report on Form 10-K upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, by written request to Cache, Inc., at 1440 Broadway, 5th Floor, New York, New York 10018, Attention: Chief Financial Officer.

3.1	Articles of Incorporation of the Company and all amendments thereto(1)
3.2	Bylaws of the Company(2)
10.1	Lease, dated July 28, 2003, between the Company, as Tenant, and New 1440 Broadway Partners, LLC, as Landlord, for the Company's offices at 1440 Broadway, New York, New York(4)
10.2	2003 Stock Option Plan of the Company(3)(8)
10.3	Form of Option Agreement relating to Options issued under the 2003 Stock Option Plan(4)(8)
10.4	2008 Stock Option Plan of Company(5)(8)
10.5	Employment Agreement, dated October 21, 2009, between Cache, Inc. and Rabia Farhang(6)(8)
10.6	Employment Agreement, dated February 24, 2012, between the Company and Thomas E. Reinckens(7)(8)
12.1	Statements re: Computation of Ratios
23.1	Consent of Mayer Hoffman McCann CPAs (The New York Practice of Mayer Hoffman McCann P.C.)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Cache Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011, (ii) the Consolidated Statements of Operations for the Fifty-Two Weeks Ended December 31, 2011, January 1, 2011 and January 2, 2010, (iii) the Consolidated Statements of Stockholders' Equity for the years ended December 27, 2008, January 2, 2010, January 1, 2011 and December 31, 2011, (iv) the Consolidated Statements of Cash Flows for the Fifty-Two Weeks Ended December 31, 2011, January 1, 2011 and January 2, 2010, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

(5)
Incorporated by reference to the Company's Current Report on Form 8-K, dated July 11, 2008.

(6)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

(7)
Incorporated by reference to the Company's Current Report on Form 8-K, dated March 1, 2012.

(8)
Exhibits 10.2 through 10.6 are management contracts or compensatory plans or arrangements, which are required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

(b)
Reference is made to Item 15(a)(3) above.

(c)
Reference is made to Item 15(a)(2) above.

Signatures

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 29, 2012	CACHE, INC. (Registrant)
	By:	/s/ THOMAS E. REINCKENS Thomas E. Reinckens Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS E. REINCKENS Thomas E. Reinckens	Chairman of the Board and Chief Executive Officer	March 29, 2012
/s/ MARGARET J. FEENEY Margaret J. Feeney	Executive Vice President (Chief Financial Officer and Principal Accounting Officer)	March 29, 2012
/s/ GENE G. GAGE Gene G. Gage	Director	March 29, 2012
/s/ ARTHUR S. MINTZ Arthur S. Mintz	Director	March 29, 2012
/s/ ANDREW M. SAUL Andrew M. Saul	Director	March 29, 2012
/s/ MORTON J. SCHRADER Morton J. Schrader	Director	March 29, 2012

CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 31, 2011,
JANUARY 1, 2011,
AND
JANUARY 2, 2010

CACHE, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cache, Inc.
New York, New York

        We have audited the accompanying consolidated balance sheets of Cache, Inc. and subsidiaries as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15 for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and on the financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cache, Inc. as of December 31, 2011 and January 1, 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Mayer Hoffman McCann CPAs

(The New York Practice of Mayer Hoffman McCann P.C.)

New York, New York
March 29, 2012

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	January 1, 2011
ASSETS
CURRENT ASSETS
Cash and equivalents (Note 1)	$22,509,000	$4,609,000
Marketable securities (Note 2)	4,008,000	20,923,000
Certificates of deposit—restricted (Note 8)	3,000,000	2,500,000
Receivables, net (Note 3)	3,403,000	2,855,000
Income tax receivable (Note 3)	162,000	50,000
Inventories, net (Note 4)	22,075,000	15,789,000
Prepaid expenses and other current assets (Note 14)	1,572,000	5,029,000

Total Current Assets	56,729,000	51,755,000
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Notes 5 and 10)	18,937,000	24,753,000
INTANGIBLE ASSETS, net (Note 6)	102,000	102,000
OTHER ASSETS (Note 14)	8,877,000	9,380,000

Total Assets	$84,645,000	$85,990,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$9,565,000	$8,273,000
Note payable (Note 6)	—	1,518,000
Accrued compensation	2,579,000	2,551,000
Accrued liabilities (Notes 7 and 11)	10,217,000	11,150,000

Total Current Liabilities	22,361,000	23,492,000
NOTE PAYABLE (Note 6)	—	319,000
OTHER LIABILITIES (Note 12)	11,487,000	13,867,000
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
Common stock, par value $.01; authorized, 40,000,000 shares; issued 16,542,900 and 16,481,710 shares (Note 15)	165,000	165,000
Additional paid-in capital	48,419,000	48,015,000
Retained earnings	42,008,000	39,927,000
Treasury stock, 3,682,199 shares, at cost (Note 15)	(39,795,000)	(39,795,000)

Total Stockholders' Equity	50,797,000	48,312,000

Total Liabilities and Stockholders' Equity	$84,645,000	$85,990,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	December 31, 2011	January 1, 2011	January 2, 2010
NET SALES	$223,880,000	$206,519,000	$219,775,000
COST OF SALES, including buying and occupancy	127,461,000	127,662,000	131,990,000

GROSS PROFIT	96,419,000	78,857,000	87,785,000

EXPENSES
Store operating expenses	76,024,000	75,901,000	79,167,000
General and administrative expenses	17,428,000	19,987,000	18,341,000
Exit costs (Note 9)	—	—	(65,000)
Impairment charges (Notes 6 and 10)	719,000	10,066,000	2,744,000
Employee separation charge (Note 11)	—	—	1,987,000

TOTAL EXPENSES	94,171,000	105,954,000	102,174,000

OPERATING INCOME (LOSS)	2,248,000	(27,097,000)	(14,389,000)

OTHER INCOME (EXPENSE)
Interest expense	(70,000)	(117,000)	(186,000)
Interest income	87,000	143,000	218,000

TOTAL OTHER INCOME	17,000	26,000	32,000

INCOME (LOSS) BEFORE INCOME TAXES	2,265,000	(27,071,000)	(14,357,000)
INCOME TAX PROVISION (BENEFIT) (Note 14)	184,000	(4,639,000)	(5,663,000)

NET INCOME (LOSS)	$2,081,000	$(22,432,000)	$(8,694,000)

BASIC EARNINGS (LOSS) PER SHARE	$0.16	$(1.76)	$(0.68)

DILUTED EARNINGS (LOSS) PER SHARE	$0.16	$(1.76)	$(0.68)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	12,838,000	12,779,000	12,795,000

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	12,884,000	12,779,000	12,795,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Shares	Amount	Total
Balance at December 27, 2008	16,410,036	$164,000	$47,155,000	$71,053,000	3,372,000	$(39,209,000)	$79,163,000

Net loss	—	—	—	(8,694,000)	—	—	(8,694,000)
Issuance of common stock	23,337	—	—	—	—	—	—
Stock based compensation	—	—	400,000	—	—	—	400,000
Repurchase of common stock	—	—	—	—	310,199	(586,000)	(586,000)

Balance at January 2, 2010	16,433,373	164,000	47,555,000	62,359,000	3,682,199	(39,795,000)	70,283,000

Net loss	—	—	—	(22,432,000)	—	—	(22,432,000)
Issuance of common stock	48,337	1,000	91,000	—	—	—	92,000
Stock based compensation	—	—	369,000	—	—	—	369,000

Balance at January 1, 2011	16,481,710	165,000	48,015,000	39,927,000	3,682,199	(39,795,000)	48,312,000

Net income	—	—	—	2,081,000	—	—	2,081,000
Issuance of common stock	61,190	—	23,000	—	—	—	23,000
Stock based compensation	—	—	381,000	—	—	—	381,000

Balance at December 31, 2011	16,542,900	$165,000	$48,419,000	$42,008,000	3,682,199	$(39,795,000)	$50,797,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Cash flows From Operating Activities:
Net income (loss)	$2,081,000	$(22,432,000)	$(8,694,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,784,000	9,421,000	11,855,000
Impairment charges	719,000	10,066,000	2,744,000
Gain on the settlement of note payable	(345,000)	—	—
Employee separation charge—write-off of non-compete agreements	—	—	204,000
Provision for sales allowances and doubtful accounts	—	(53,000)	(62,000)
Deferred income taxes	434,000	(4,724,000)	(2,595,000)
Amortization of deferred rent	(2,405,000)	(2,503,000)	(2,116,000)
Amortization of deferred income for co-branded credit card	(904,000)	(678,000)	(456,000)
Gift card breakage	(642,000)	(196,000)	(229,000)
Stock-based compensation	381,000	461,000	400,000
Non-cash exit costs	—	—	(65,000)
Non-cash interest expense on note payable	71,000	23,000	—
Gain from insurance proceeds	(41,000)	(98,000)	—
Proceeds from insurance recovery	80,000	139,000	—
Change in assets and liabilities:
Decrease (increase) in receivables and income tax receivable	(770,000)	3,997,000	2,982,000
Decrease (increase) in inventories	(6,286,000)	769,000	5,660,000
Decrease (increase) in prepaid expenses and other current assets	3,526,000	(58,000)	(3,313,000)
Increase in accounts payable	1,292,000	649,000	1,249,000
Increase in accrued liabilities, accrued compensation and other liabilities	796,000	592,000	3,594,000

Net cash provided by (used in) operating activities	5,771,000	(4,625,000)	11,158,000

Cash Flows From Investing Activities:
Purchase of marketable securities	(6,093,000)	(23,383,000)	(42,954,000)
Maturities of marketable securities	23,008,000	32,459,000	38,108,000
Certificates of deposit—restricted	(500,000)	(1,000,000)	(1,500,000)
Purchase of equipment and leasehold improvements	(2,817,000)	(3,448,000)	(1,976,000)
Proceeds from insurance recovery	71,000	109,000	—

Net cash provided by (used in) investing activities	13,669,000	4,737,000	(8,322,000)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	23,000	—	—
Repayment of note payable	(1,563,000)	(1,019,000)	(1,569,000)
Repurchase of common stock	—	—	(586,000)

Net cash used in financing activities	(1,540,000)	(1,019,000)	(2,155,000)

Net increase (decrease) in cash and equivalents	17,900,000	(907,000)	681,000
Cash and equivalents, at beginning of period	4,609,000	5,516,000	4,835,000

Cash and equivalents, at end of period	$22,509,000	$4,609,000	$5,516,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        Cache, Inc. (together with its subsidiaries, the "Company") operates 279 women's apparel specialty stores, as of December 31, 2011. The Company specializes in the sale of high fashion women's apparel and accessories in the better to expensive price range.

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

Fiscal Reporting Period

        The Company reports its annual results of operations based on fiscal periods comprised of 52 or 53 weeks, which is in accordance with industry practice. Results for fiscal 2011 and fiscal 2010 include 52 weeks, as compared to 53 weeks for fiscal 2009.

Fair Value of Financial Instruments

        The carrying amounts of certificates of deposit, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to their short-term nature. The Company's note payable included imputed interest at 5% as the fair market value of this note was not readily determinable because comparable instruments did not exist. The 5% imputed interest represented the Company's average return on its investment portfolio, at the inception of the note.

Cash and Equivalents

        The Company considers all highly liquid investments that mature within three months or less when purchased to be cash equivalents.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities

        Marketable securities, at December 31, 2011 and January 1, 2011, primarily consist of short-term United States Treasury bills and notes. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company's held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value. A decline in the market value of any held-to-maturity security below cost, that is deemed to be other than temporary, results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments, as an adjustment to yield using the effective interest method. Interest income is recognized when earned. The fair value of our marketable securities totaled approximately $4.0 million and $20.9 million, as of December 31, 2011 and January 1, 2011, respectively.

Allowance for Doubtful Accounts

        The allowance for doubtful accounts, which is regularly reviewed, is an estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is determined based on historical write-off experience and the current retailer environment. Balances over 90 days past due and over a specified amount are reviewed individually for collectability; other balances are considered on an aggregate basis considering the aging of balances. Account balances are written off against the allowance when it is probable the receivable will not be recovered. There is no off-balance sheet credit exposure related to the Company's customers. Management believes that the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts. During the 52 week period ended December 31, 2011 the Company recorded no reserves for doubtful accounts. During the 52 week period ended January 1, 2011, the Company recorded reserves of approximately $44,000, utilized $77,000 and reversed $20,000 of reserve balance due to the discontinuance of the Company's wholesale division—Mary L. This amount is included as part of the sales allowance reserve, which is provided in supplemental schedules on page F-30.

Inventories

        Our finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

inventory valuation which results in a carrying value at the lower of cost or market. Inventories other than finished goods at retail stores, called production inventory, primarily consists of piece goods, trim and work-in-process. The Company values production inventory at the lower of cost or market value using first-in-first-out valuation method. The Company reviews the inventory for factors such as age, obsolescence, potential use, or other factors that may indicate a decline in its value. The Company records a reserve against the cost of the production inventory to account for any decline in its value.

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

        The Company evaluates finite-lived assets in accordance with "Impairment or Disposal of Long-Lived Assets" under Topic 360 "Property, Plant and Equipment" of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC"). Finite-lived assets are evaluated for recoverability in accordance with Topic 360 of the FASB ASC whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. The Company evaluated its finite-lived assets during fiscal 2011, 2010 and 2009 and, as a result, recorded an impairment charge of $719,000 for 14 underperforming stores (See Note 10), $974,000 for 15 underperforming stores and $1.9 million for 23 underperforming stores, respectively. The Company closed 12 stores in fiscal 2012 and as a result recorded accelerated depreciation of $231,000 in fiscal 2011.

Goodwill and Intangible Assets

        The Company evaluates its Goodwill and Intangible assets in accordance with "Intangibles—Goodwill and Other", Topic 350 of the FASB ASC. This guidance requires ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment. The Company performed impairment testing, which considered the Company's fair value to determine whether an impairment charge related to the carrying value of the Company's recorded goodwill and other intangible assets, associated with its Adrienne Victoria reporting unit was necessary. This is reevaluated annually during the fourth quarter, or more frequently if necessary. The Company considers many factors in evaluating whether the carrying value of the recorded goodwill will be recoverable. Factors used to determine this primarily include declines in stock price and the market capitalization in relation to the book value of the Company, discounted projected cash flows of the reporting unit and valuation of companies comparable to the reporting unit. As a result of this testing, an impairment charge of $9.1 million was recorded against the remaining carrying value of goodwill during fiscal 2010. Comparatively, during fiscal 2009, the Company did not incur an impairment charge against the carrying value of goodwill. However, an impairment charge of $891,000 was recorded against the carrying value of intangible assets

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

associated with its wholesale division,—Mary L., during the fourth quarter of fiscal 2009, related to the discontinuance of Mary L. In addition, pursuant to the employee separation agreements entered into with two of the Company's then officers (See Note 11), the Company recorded a pre-tax charge of $204,000 during the third fiscal quarter of 2009 for the remaining net book value of the non-compete agreements contained in their employment agreements.

Self Insurance

        We are self-insured for losses and liabilities related primarily to employee health and welfare claims, up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred, using certain actuarial assumptions followed in the insurance industry and based on Company experience. The Company's earnings were impacted by an increase in employee health and welfare claims of $499,000 for fiscal 2011 as compared with fiscal 2010. Adjustments to earnings resulting from changes in historical loss trends were not significant for fiscal 2010 and 2009. We maintain stop loss insurance coverage, which covers us for benefits paid in excess of limits as defined in the plan. Therefore we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in earnings.

Gift Cards, Gift Certificates and Credits

        The Company sells gift cards and gift certificates ("Gift Cards") and issues credits to its customers when merchandise is returned ("Merchandise Credits"), which do not expire. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card and Merchandise Credit being redeemed by the customer is remote ("Gift Card breakage"), since the Company has determined that it does not have a legal obligation to remit the unredeemed value to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage income based upon historical redemption patterns of its Merchandise Credits and Gift Cards. The Company has determined based on these historical redemption rates that approximately 5% of its Merchandise Credits issued and approximately 3% of its Gift Cards issued will remain unredeemed. The Company is recognizing the estimated unredeemed Merchandise Credits and Gift Cards over a fourteen-quarter period with 64% recognized in the first quarter to 0.03% in the fourteenth quarter subsequent to the issue date. The Company has determined that redemption would be remote based on the fact that, by the fourteenth quarter since issue date, the redemption rate approximated 0%, indicating that the probability of such merchandise credits and gift cards being redeemed is remote. As such, we have recorded breakage income based upon the above criteria. Breakage income represents the balance of Gift Cards and Merchandise Credits for which the Company believes the likelihood of redemption by the customer is remote.

        The Company recorded breakage income of $642,000, $196,000 and $229,000 during fiscal year ended 2011, 2010 and 2009, respectively.

Revenue Recognition

        Sales are recognized at the "point of sale," which occurs when merchandise is sold in an "over-the-counter" transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges/(credits) to earnings resulting from revisions to estimates on our sales return provision were approximately $(96,000), $77,000 and ($80,000) for fiscal 2011, 2010 and 2009, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred at our stores for shipping and handling is included in cost of sales. The Company records revenues net of applicable sales tax.

        The Company's co-branded customer credit card program entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. During fiscal 2011, 2010 and 2009, the Company received $745,000, $780,000 and $1.1 million, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards in fiscal 2011, 2010 and 2009 was $904,000, $678,000 and $456,000, respectively.

        The Company also offers its credit card holders a program, whereby points can be earned on net purchases made with the co-branded credit card. Five reward points are awarded for each dollar spent at Cache and one reward point is awarded for each dollar spent at non-Cache businesses. Cardholders whose credit card account are not delinquent, in default or closed will be automatically eligible to receive a $25 Cache gift card upon accrual of 2,500 reward points. The issuing bank bears the cost of the reward program and is responsible for the administration and management of the program.

        The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program, the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded in fiscal 2011, 2010 and 2009 was $425,000, $373,000 and $328,000, respectively.

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

        To account for construction allowance reimbursements from landlords and rent holidays, the Company records a deferred rent liability included in other long-term liabilities on the consolidated

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

balance sheets and amortizes the deferred rent over the lease term, as a reduction to rent expense on the consolidated statements of operations. For leases containing rent escalation clauses, the Company records minimum rent expense on a straight-line basis over the lease term on the consolidated statement of operations. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty to the Company.

Advertising costs

        Costs associated with advertising are charged to store operating expense, when the advertising first takes place. The Company spent $6.6 million, $8.2 million and $6.9 million on advertising costs in fiscal 2011, 2010, and 2009, respectively.

Pre-Opening Store Expenses

        Expenses associated with the opening of new stores are expensed as incurred.

Cache 401(K) Savings Plan

        Employees are eligible to participate in the Company's 401(k) plan if they have been employed by the Company for one year, have reached age 21 and work at least 1,000 hours annually. Generally, employees can defer up to 25% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The Company can make a discretionary matching contribution for the employee. Employer contributions to the plan for fiscal 2011, 2010 and 2009 were $104,000, $32,000 and $156,000, respectively.

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

Stock-Based Compensation

        Stock-based compensation expense for all stock-based awards program, including grants of stock options, is recorded in accordance with "Compensation—Stock Compensation", Topic 718 of the FASB ASC. The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. All employee stock options were granted at or above the grant date market price. Judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. In accordance with the stated guidance, if actual forfeitures differ significantly from

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

these estimates, share-based compensation expense could be materially impacted (See Note 15). The Company recognized $381,000, $461,000 and $400,000 in stock-based compensation expense during fiscal 2011, 2010 and 2009, respectively.

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

Concentration

        The Company has five major suppliers, which accounted for approximately 23% of our purchases during fiscal 2011, and our largest supplier accounted for 12% of our purchases during fiscal 2011. The loss of any of these suppliers could adversely affect the Company's operations.

Recent Accounting Developments

        In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers only those changes in ASU 2011-05 related to the presentation of reclassification adjustments in order to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of the reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 is effective at the same time as ASU 2011-05 and until determined, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The Company does not expect the adoption of ASU 2011-12 to have a material impact on the Company's consolidated financial statements.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220)—Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance requires changes in presentation only and will have no significant impact on the Company's consolidated financial statements.

        In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (ASC Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.

Supplemental Statements of Cash Flow Information

        The Company accrued $70,000, $117,000 and $180,000 for interest expense on a note payable and paid $94,000, $94,000 and $234,000 during fiscal 2011, 2010 and 2009, respectively. During fiscal 2011, 2010 and 2009, the Company paid $337,000, $125,000 and $253,000 in income taxes, respectively. In addition, during fiscal 2011, 2010 and 2009, the Company accrued equipment and leasehold improvements of $199,000, $330,000 and $234,000, respectively.

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

        The fair value of our marketable securities, which was determined based upon Level 1 inputs, totaled $4.0 million and $20.9 million as of December 31, 2011 and January 1, 2011, respectively. For the fiscal periods ended December 31, 2011 and January 1, 2011, the aggregate amount of marketable securities (maturing greater than 90 days and less than one year) totaled approximately $4.0 million and $20.9 million, respectively. The Company noted small variances between the book value and fair value due to the remaining unamortized premiums. As a result, no impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments. Interest income is recognized when earned.

NOTE 3. RECEIVABLES

	December 31, 2011	January 1, 2011
Construction allowances	$343,000	$370,000
Third party credit cards	2,172,000	1,664,000
Other	888,000	821,000

	$3,403,000	$2,855,000

        At December 31, 2011 and January 1, 2011, the Company recorded an income tax receivable of $162,000 and $50,000, which resulted from quarterly federal and state estimated tax payments.

NOTE 4. INVENTORIES

	December 31, 2011	January 1, 2011
Raw materials	$1,590,000	$1,347,000
Work in process	1,221,000	1,831,000
Finished goods	19,264,000	12,611,000

	$22,075,000	$15,789,000

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	December 31, 2011	January 1, 2011
Leasehold improvements	$49,425,000	$51,074,000
Furniture, fixtures, and equipment	35,004,000	34,585,000

	84,429,000	85,659,000
Less: accumulated depreciation and amortization	(65,492,000)	(60,906,000)

	$18,937,000	$24,753,000

        Store operating and general and administrative expenses include depreciation and amortization expense of $7.8 million, $9.4 million and $11.7 million for the fiscal years ended 2011, 2010 and 2009, respectively. The Company recorded an impairment charge during fiscal 2011 and 2010 on its long lived assets; see Note 10 herein for additional details. The Company closed 12 stores in fiscal 2012 and as a result recorded accelerated depreciation of $231,000 in fiscal 2011.

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

        During the period ended December 29, 2007, the Company recorded a note payable related to the acquisition of certain assets of Adrienne Victoria Designs, Inc. The $6.3 million note was payable to the principals of Adrienne Victoria Designs, Inc, over five years and had an imputed five percent interest rate. In December 2011 the Company reached an agreement with the principals of AVD to settle the note payable less $345,000 for legal fees incurred by the Company on behalf of the principals, which was recorded as a reduction of general and administrative expenses. At the same time, all contingent payments to the principals based on the achievement of certain annual income targets were eliminated.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. ACCRUED LIABILITIES

	December 31, 2011	January 1, 2011
Gift cards, merchandise credit cards and other customer deposits and credits	$3,916,000	$4,114,000
Taxes, including income taxes	2,185,000	3,047,000
Operating expenses	1,826,000	1,830,000
Deferred income	1,031,000	769,000
Group insurance	609,000	513,000
Sales return reserve	451,000	547,000
Fixed asset additions	199,000	330,000

	$10,217,000	$11,150,000

NOTE 8. BANK DEBT

        On April 29, 2011, we amended our one year credit facility with Bank of America (the "Bank"). Under this facility, we may direct the Bank to issue letters of credit up to a total of $3.0 million. Any outstanding letters of credit under this facility are collateralized by a security interest in various certificates of deposit held by us and our subsidiaries with the Bank, amounting to a total of $3.0 million. The Company had outstanding letters of credit of approximately $2.3 million and $1.5 million at December 31, 2011 and January 1, 2011, respectively. This one year credit facility will expire on May 1, 2012. We are currently reviewing our future requirements for a credit facility and we plan to initiate discussion with our bankers to renew this credit line or negotiate a new credit facility.

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

NOTE 9. EXIT COSTS

        In fiscal 2010, the Company recorded a reversal of $65,000 for severance and lease termination costs, related to the underperforming stores closed in fiscal 2008.

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

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. IMPAIRMENT CHARGE (Continued)

        Due to the inability of the Company to assess the fair market value of the Company's assets in its retail stores, as these assets are not traded in an active market, the Company determined its fair market value by computing the net present value of future cash flows by discounting those future cash flows using a risk free interest rate from a 10 year treasury note. To analyze stores for impairment, the Company compared the undiscounted future cash flows against the carrying value of the long lived assets, as of December 31, 2011, for each store and as a result, identified 14 stores where the sum of undiscounted future cash flows were less than the corresponding carrying amounts. The Company then compared the net present value of future cash flows for these 14 stores against the carrying amount of the long lived assets and as a result of the excess carrying value over the computed net present value, the Company recorded an impairment charge of approximately $719,000 for the 14 underperforming stores identified. As a result of this impairment charge, which was recorded during the fourth quarter of fiscal 2011, the Company also adjusted the cost basis of the long lived assets at the affected stores in accordance with the stated guidance mentioned above. Comparatively, the Company recorded an impairment charge of $974,000 for 15 underperforming stores and $1.9 million for 23 underperforming stores in fiscal 2010 and 2009, respectively. The Company closed 12 stores in fiscal 2012 and as a result recorded accelerated depreciation of $231,000, in fiscal 2011.

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

        Pursuant to one of these separation agreements, a former executive may have been entitled to receive contingent payments of up to $500,000 in the aggregate, based on the achievement by the Company of certain annual net income targets set forth in the agreement through fiscal 2013. In December 2011, the Company and the former executive entered into a settlement agreement, which discharged the Company from any contingent liability in connection with the annual income targets. Therefore, for fiscal 2011, no accrual was recorded for this earn-out provision.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. OTHER LIABILITIES

        The Company's other liabilities are comprised of the following:

	December 31, 2011	January 1, 2011
Deferred rent	$10,114,000	$12,073,000
Deferred income—co-branded credit card program	1,373,000	1,794,000

	$11,487,000	$13,867,000

        In fiscal 2011, the Company recognized a net gain of $236,000 from the reversal of deferred rent partially offset by lease termination costs, which were substantially negotiated and paid in December 2011 for stores closed in fiscal 2012. The net gain is included in store operating expenses.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

        At December 31, 2011, the Company was obligated under operating leases for the corporate office, as well as another location that houses our design, production and customer service departments and various store locations expiring at various times through 2028. The terms of the leases generally provide for the payment of minimum annual rentals, contingent rentals based on a percentage of sales in excess of a stipulated amount, and a portion of promotional funds, common area maintenance and heating, ventilation and air conditioning charges. Most leases contain leasehold improvement reimbursements from landlords and/or rent holidays. In recognizing landlord incentives and minimum rent expenses, the Company amortizes the charges and incentives on a straight line basis over the lease term.

        Store rental expense related to these leases, included in cost of sales, consisted of the following:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Net minimum rentals	$22,951,000	$22,796,000	$23,647,000
Contingent rentals and other occupancy costs	10,700,000	10,628,000	11,296,000

	$33,651,000	$33,424,000	$34,943,000

        Rent expense for our corporate office and our facility, which houses our design, production, sourcing and customer service departments, amounted to approximately $1 million for fiscal 2011, 2010 and 2009.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum payments under non-cancelable operating leases consisted of the following at December 31, 2011:

Fiscal years ending:
2012	$24,878,000
2013	21,450,000
2014	16,935,000
2015	12,844,000
2016	10,517,000
Thereafter	15,293,000

Total future minimum lease payments	$101,917,000

        The operating leases included in the table above do not include contingent rent based upon sales volume, which represented less than 1% of net minimum rent expense in fiscal 2011, or other occupancy costs such as promotional funds, common area maintenance and heating, ventilation and air conditioning charges, which represented approximately 46.6% of net minimum rent expense in fiscal 2011.

Other Commitments

        The following tables summarize our other commitments as of December 31, 2011:

	Payments Due in Period
	Total	2012	2013	2014	2015	2016	Thereafter
	(in thousands)
Other Obligations
Employment Contracts	$2,246	$954	$600	$600	$92	$—	$—
Purchase Obligations	37,676	37,676	—	—	—	—	—
Letters of credit	2,263	2,263	—	—	—	—	—

Total	$42,185	$40,893	$600	$600	$92	$—	$—

        We issue letters of credit primarily for the importation of merchandise inventories and as security deposits for our corporate office. The Company does not have any off-balance sheet financing arrangements.

        In February 2012, Cache entered into a new employment agreement with the Company's current Chairman and Chief Executive Officer—Thomas E. Reinckens. The agreement commenced on February 24, 2012 for a term of three years expiring on February 23, 2015. The previous agreement was due to expire in February 2012.

        In October 2009, Cache entered into an employment agreement with Rabia Farhang, the Company's new Executive Vice President and General Merchandise Manager. The agreement is for a term of three years, expiring in November 2012.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies

        On June 30, 2010, Chico's FAS, Inc. and White House--Black Market, Inc. (together referred to as "Chico's") filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York. Chico's alleged in its complaint, among other things, that two former Chico's employees who are now employed by Cache supplied the Company with confidential information and trade secrets, which Cache benefited from. In April 2011, the Company amicably resolved all claims in the lawsuit filed by Chico's. The terms of the settlement were confidential. The resolution of this lawsuit did not have a material adverse effect on the Company's financial condition. The Company received an insurance reimbursement of $450,000 for the recovery of legal fees paid in connection with this lawsuit. This reimbursement was recorded in general and administrative expenses in fiscal 2011.

        The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss. The Company had no guarantees, subleases or assigned lease obligations as of December 31, 2011 and January 1, 2011.

NOTE 14. INCOME TAXES

        The provision (benefit) for income taxes includes:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Current:
Federal	$44,000	$16,000	$(3,148,000)
State	(294,000)	69,000	80,000

	(250,000)	85,000	(3,068,000)

Deferred:
Federal	454,000	(4,105,000)	(1,934,000)
State	(20,000)	(619,000)	(661,000)

	434,000	(4,724,000)	(2,595,000)

Provision (benefit) for income taxes	$184,000	$(4,639,000)	$(5,663,000)

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. INCOME TAXES (Continued)

        The Company's effective tax rate, as a percent of income before income taxes, differs from the statutory federal tax rates as follows:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Federal statutory tax rate	34.0%	34.0%	34.0%
Federal benefit on NOL carry back over 34%	0.0%	0.0%	1.3%
State and local income taxes, net of federal tax benefit	8.0%	4.2%	4.5%
Valuation allowance	(24.8)%	(20.9)%	(0.5)%
Change in unrecognized tax benefits	(12.0)%	0.0%	0.0%
Other net, primarily permanent differences	2.9%	(0.1)%	0.1%

Provision for income taxes	8.1%	17.2%	39.4%

        The major components of the Company's net deferred tax assets (liabilities) at December 31, 2011 and January 1, 2011 are as follows:

Current	December 31, 2011	January 1, 2011
Group insurance	$233,000	$197,000
Sales return reserve	172,000	209,000
Inventory	585,000	480,000
Prepaid expenses	(415,000)	(392,000)

	575,000	494,000
Valuation allowance	(221,000)	(218,000)

Total Current	$354,000	$276,000

Non-Current	December 31, 2011	January 1, 2011
Federal and State tax net operating loss carry-forwards	$6,785,000	$7,385,000
Deferred rent	1,383,000	1,416,000
Deferred construction allowances	(6,334,000)	(5,580,000)
Other (principally depreciation expense)	11,607,000	11,298,000

	13,441,000	14,519,000
Valuation allowance	(4,951,000)	(5,516,000)

Total Non-current	$8,490,000	$9,003,000

        During fiscal 2010 and 2009, the Company generated federal net operating losses of approximately $16.6 million and $9.0 million, respectively. During fiscal 2011, the Company generated federal operating income of $2.2 million. At December 31, 2011, the Company had a federal net operating loss ("NOL") carry-forward of $15.1 million available, for carry-forward for the next 19 years, through 2030. The loss generated in fiscal 2009 was carried back to offset taxable income generated in fiscal 2006.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. INCOME TAXES (Continued)

        In assessing the realization of our deferred tax assets, we consider all available evidence to determine whether it is more likely than not that some portion or all of the net deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, during the periods in which those temporary differences become realizable. We consider the scheduled reversal of deferred tax assets (including the impact of available carry-back and carry-forward periods) and projected taxable income in assessing the realization of federal deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. The Company's current or previous losses are given more weight than its projected future performance. Consequently, based on our evaluation of all available evidence, in particular our recent operating losses, we established a federal valuation allowance of $5.1 million at January 1, 2011. At December 31, 2011, the Company reduced the federal valuation allowance to $4.6 million, primarily due to the utilization of net operating loss carry-forwards. For state income tax purposes, the Company has established a valuation allowance in the amount of $68,000 in fiscal 2009, primarily to reserve for the possible non-utilization of state NOL carry-forwards, which may not be realized in future periods before the NOLs expire. The Company increased the state valuation allowance at January 1, 2011 to $650,000. At December 31, 2011, the Company reduced the state valuation allowance to $538,000, primarily due to the utilization of net operating loss carry-forwards. The Company's state NOLs expire from 2013 through 2030.

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

        The cumulative effect of this adoption did not result in any adjustment in the Company's liability for unrecognized income tax benefits.

Balance at January 1, 2011	$411,000
Additions based on tax positions related to the current year	—
Reductions for tax positions for prior years	(411,000)
Reductions for tax positions for prior years due to lapse of applicable statute of limitations	—
Settlements	—

Balance at December 31, 2011	$—

        As of December 31, 2011, the Company had no reserve recorded for potential tax contingencies. Comparatively, the Company had recorded a $271,000 reserve, net of federal benefit for potential tax contingencies, as of January 1, 2011.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. INCOME TAXES (Continued)

        Although the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company's accrued position. Accordingly, the Company's provisions on federal, state and local tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of December 31, 2011, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

        The Company and certain of its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions.

        The Company had previously reached agreement with the Internal Revenue Service ("IRS") and closed the audit of fiscal year 2005, with no change to the tax return. The IRS has completed their examination of the 2008 and 2009 loss years and previously received refund claims in connection with Net Operating Loss carry-backs. Due to the size of the refunds, the results must be submitted to the Joint Committee on Taxation ("JCT") for approval. The IRS concluded that no adjustments were necessary and JCT accepted their findings in March 2012.

        As for state and local income taxes, with few exceptions, the Company is subject to state and local income tax examinations by taxing authorities for years after 2007.

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

        The Company's 2008 Stock Option and Performance Incentive Plan (the "2008 Plan") provides for the granting of various forms of awards, which has a maximum of 800,000 shares of common stock available. The shares available for issuance under the 2008 Plan are comprised of the following: (i) unissued shares of Common Stock previously available for issuance under the Company's 2003 Stock Option and Performance Incentive Plan (the "2003 Plan"), which were never granted or issued and are being carried forward into the Company's 2008 Plan, and (ii) additional shares of Common Stock not previously available for issuance under incentive compensation plans. As of December 31, 2011, there were a total of 73,470 shares available for future grants under the 2008 Plan. All of the Company's prior stock option plans have expired as to the ability to grant new options.

        Awards granted under the plan have a ten-year term and may be incentive stock options, non-qualified stock options or restricted shares. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a three or four year period. The granted awards generally become exercisable at the maximum rate of approximately 33% per annum, to

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. STOCK BASED COMPENSATION (Continued)

the extent the Company's earning plan, as approved by the Compensation and Plan Administration Committee is achieved. The price is payable in cash at the time of the exercise or, at the discretion of the Administrators, through the delivery of shares of Common Stock or the Company's withholding of shares otherwise deliverable to the employee, or a combination thereof. We recognize compensation expense ratably over the vesting period, net of estimated forfeitures. As of December 31, 2011, there was approximately $2.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the incentive plan. This cost is expected to be recognized over a remaining weighted-average vesting period of 2.89 years. There were 11,000 stock options exercised during the 52-week period ended December 31, 2011 with an intrinsic value of $44,000. Restricted stock of 28,990 shares vested during fiscal 2011.

        In accordance with Topic 718 of the FASB ASC, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions below for grants in the respective periods:

	2010 Grants	2009 Grants
Expected dividend rate	$0.00	$0.00
Expected volatility	59.5 - 59.6%	59.4%
Risk free interest rate	1.5%	1.3%
Expected lives (years)	3.0	3.0

        The fair value of options granted during fiscal years ended January 1, 2011 and January 2, 2010 were $1.79 and $1.94, respectively. No options were granted in fiscal 2011.

        The following table summarizes all stock option transactions for the three fiscal years ended December 31, 2011:

	Weighted Average Shares	Weighted Average Exercise Price
Shares under options as of December 27, 2008	732,675	$12.98
Options granted in 2009	20,000	4.79
Options exercised in 2009	—	—
Options canceled in 2009	—	—

Shares under options as of January 2, 2010	752,675	12.76
Options granted in 2010	40,000	4.39
Options exercised in 2010	—	—
Options canceled in 2010	(15,000)	9.81

Shares under options as of January 1, 2011	777,675	12.39
Options granted in 2011	—	—
Options exercised in 2011	(11,000)	2.13
Options canceled in 2011	(10,000)	4.70

Shares under option as of December 31, 2011	756,675	$12.64

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. STOCK BASED COMPENSATION (Continued)

Options Exercisable at:	Number of Shares	Weighted Average Exercise Price
January 2, 2010	562,675	$12.67
January 1, 2011	569,342	$12.58
December 31, 2011	725,009	$13.00

        Significant option groups outstanding at December 31, 2011 and related weighted average price and life information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Life (Years)
1/12/10	30,000	5,000	$4.29	9
11/16/09	20,000	13,334	4.79	8
7/5/07	100,000	100,000	14.40	6
6/19/07	55,000	55,000	14.34	6
8/30/05	25,000	25,000	16.40	4
5/3/05	70,000	70,000	11.53	3
5/2/05	10,000	10,000	11.61	3
4/25/05	5,000	5,000	11.00	3
1/22/04	52,500	52,500	15.17	2
7/22/03	389,175	389,175	$12.65	2

        A summary of the changes in stock options outstanding during the 52-week period ended December 31, 2011 is presented below:

	Total Outstanding				Currently Exercisable
	Number of Options	Average Price(1)	Average Life(2)	Aggregate Intrinsic Value(3)	Number of Options	Average Price(1)	Average Life(2)	Aggregate Intrinsic Value(3)
January 1, 2011	777,675	$12.39	4.19	$29,910	569,342	$12.58	3.09	$25,410
Granted	—				—
Vested	—				166,667	13.69
Canceled/forfeited	(10,000)	4.70			—
Exercised	(11,000)	2.13			(11,000)	2.13

December 31, 2011	756,675	$12.64	3.18	$85,000	725,009	$13.00	2.96	$28,168

(1)
Weighted-average exercise price.

(2)
Weighted-average contractual life remaining in years.

(3)
The aggregate intrinsic values in the table above are based on the Company's closing stock price as of the last business day of the periods ended December 31, 2011 and January 1, 2011, which was $6.19 and $4.44, respectively.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. STOCK BASED COMPENSATION (Continued)

        The following table summarizes all restricted stock transactions for the fiscal years ended December 31, 2011:

	Weighted Average Shares	Weighted Average Grant-Date Fair Value
Non-vested as of January 1, 2011	284,655	$5.11
Granted in 2011	362,000	5.38
Vested in 2011	(28,990)	3.97
Cancelled in 2011	(62,999)	4.42

Non-vested as of December 31, 2011	554,666	$5.42

        During fiscal 2011, the Company granted 362,000 shares of restricted stock awards to employees who hold various positions within the Company. Approximately 332,000 shares vest over a three year period based on the Company meeting performance goals. Approximately 30,000 will vest within a three year period based on reaching the requisite service period. The total grant-date fair value of restricted stock that vested as of December 31, 2011 was approximately $102,000. During fiscal 2011, the Company had a non-cash transaction from the issuance of 21,200 shares of the Company's common stock to its board members. As a result of this issuance, approximately $86,000 was recorded under share-based compensation based on the closing price on the date of grant. Topic 718—"Compensation—Stock Compensation", of the FASB ASC, requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised ("excess tax benefits") be classified as financing cash flows. No excess tax benefits were recorded during fiscal 2011, 2010 and 2009.

        As of December 31, 2011 there was approximately $2.8 million of future compensation cost related to nonvested share-based compensation awards granted under the 2008 Plan. Approximately $2.5 million of the future compensation costs relate to the Company meeting certain performance goals and $316,000 is based on reaching the requisite service period. These costs are expected to be recognized over a weighted average period of 2.5 years. The total fair value of shares that vested during the fiscal year ended December 31, 2011 was $102,000. The following table represents the share-based compensation expense to be recognized in future periods as of January 1, 2011:

Fiscal years ending:	Compensation Expense on Non-Vested Awards
2012	$1,016,000
2013	962,000
2014	821,000
2015	4,000

$2,803,000

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. STOCK BASED COMPENSATION (Continued)

  Repurchase Program

        On January 8, 2009, the Board of Directors authorized the repurchase of an additional 1,000,000 shares, bringing the total authorization to 4,500,000 shares. During fiscal 2009, the Company repurchased, in the open market, 310,199 shares at a cost of $586,000 or $1.89 per share. For the fiscal year ended, January 2, 2010, the Company had cumulatively repurchased a total of 3,682,199 shares at a cost of approximately $40 million or $10.81 per share. During fiscal 2011 and 2010, the Company did not repurchase any additional shares.

NOTE 16. EARNINGS PER SHARE

        The following table sets forth the computations of basic and diluted earnings per share:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Net income (loss)	$2,081,000	$(22,432,000)	$(8,694,000)
Net income (loss) per share—basic	$0.16	$(1.76)	$(0.68)
Net income(loss) per share—diluted	$0.16	$(1.76)	$(0.68)
Weighted average common shares outstanding	12,838,000	12,779,000	12,795,000
Dilutive effect of stock options and restrictive stock awards	46,000	—	—
Weighted average common and potentially dilutive common shares	12,884,000	12,779,000	12,795,000

        Diluted weighted average shares for fiscal 2011 include 4,174 due to the potential exercise of stock options that were outstanding and exercisable during the year. Options to purchase 736,675 common shares were excluded from the computation of diluted earnings per share for fiscal 2011 due to the anti-dilutive effect caused by the exercise price exceeding the average market price. Unvested restricted common shares of 456,663 were excluded from the computation of diluted earnings per share for fiscal 2011 due to contingent restricted shares not meeting their performance goals. Options and unvested restricted common shares of 1,062,330 and 893,336 were excluded from the computation of diluted earnings per share for fiscal 2010 and, 2009, respectively, because of the net loss incurred by the Company.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
	(In thousands, except per share data)
52 weeks ended December 31, 2011
Net sales	$52,099	$60,266		$48,659	$62,856
Gross profit	21,921	27,514		19,760	27,224
Income (loss) before income tax provision (benefit)	(1,257)	4,169		(3,025)	2,378	(1)
Income tax provision (benefit)	(485)	1,370	(2)	(1,203)	502	(2)

Net income (loss)	$(772)	$2,799		$(1,822)	$1,876

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share:	$(0.06)	$0.22		$(0.14)	$0.15

Diluted earnings (loss) per share:	$(0.06)	$0.22		$(0.14)	$0.15

52 weeks ended January 1, 2011
Net sales	$48,550	$56,575		$45,524	$55,870
Gross profit	16,715	24,933		15,902	21,307
Income (loss) before income tax provision (benefit)	(6,609)	1,453		(8,085)	(13,830)	(1)
Income tax provision (benefit)	(2,528)	556		(3,058)	391	(2)

Net income (loss)	$(4,081)	$897		$(5,027)	$(14,221)

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share:	$(0.32)	$0.07		$(0.39)	$(1.11)

Diluted earnings (loss) per share:	$(0.32)	$0.07		$(0.39)	$(1.11)

(1)
Includes impairment charges of approximately $719,000 for 14 underperforming stores for fiscal 2011 and 974,000 for 15 underperforming stores for fiscal 2010, respectively. Also, includes impairment charges of approximately $9.1 million against the carrying value of the Company's goodwill, for its AVD reporting unit for fiscal 2010. Included in fiscal 2011 general and administrative expenses is a reduction in legal fees of $345,000, related to the settlement of the note payable to the principals of AVD.

(2)
During the fourth quarter of fiscal 2010, we recorded a $5.7 million non-cash tax charge related to a valuation allowance against net deferred tax assets. During the fourth quarter of fiscal 2011, we reversed $562,000 of the remaining valuation allowance against net deferred tax assets, due to the improvement in operating results. During the second quarter of fiscal 2011, we reversed a state income tax reserve of $271,000, net of federal benefit, as a result of the completion of a state income tax audit in fiscal 2011.

  Per share amounts are calculated independently for each quarter. The sum of the quarters may not equal the full year per share amounts.

SCHEDULE II
Cache, Inc and Subsidiaries
Valuation and Qualifying Accounts

		Additions
Sales Return Reserve	Balance at Beg. of Period	Charge to Costs and Expenses		Other Accounts	Deductions		Balance at End of Period
52 Weeks Ended December 31, 2011	$547,000	$—		$—	$96,000	(1)	$451,000
52 Weeks Ended January 1, 2011	$470,000	$77,000	(1)	$—	$—		$547,000
53 Weeks Ended January 2, 2010	$550,000	$—		$—	$80,000	(1)	$470,000

		Additions
Reserve for Sales Allowances and Doubtful Accounts	Balance at Beg. of Period	Charge to Costs and Expenses	Other Accounts	Deductions	Balance at End of Period
52 Weeks ended December 31, 2011	$—	$—	$—	$—	$—
52 Weeks ended January 1, 2011	$53,000	$44,000	$—	$97,000	$—
53 Weeks ended January 2, 2010	$111,000	$652,000	$12,000	$722,000	$53,000

		Additions
Deferred Tax Valuation Allowance	Balance at Beg. of Period	Charge to Costs and Expenses	Other Accounts	Deductions	Balance at End of Period
52 Weeks ended December 31, 2011	$5,734,000	$—	$—	$562,000	$5,172,000
52 Weeks ended January 1, 2011	$68,000	$5,666,000	$—	$—	$5,734,000
53 Weeks ended January 2, 2010	$—	$68,000	$—	$—	$68,000

(1)
Represents net change of reserves recorded and utilized during the year.