Form 10-Q
period 2012-03-31
CACHE INC
filed 2012-05-11
CIK 350199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012, 12,881,257 common shares were outstanding.

CACHE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011	April 2, 2011
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$10,710,000	$22,509,000	$1,896,000
Marketable securities	7,014,000	4,008,000	16,850,000
Certificates of deposit — restricted	3,000,000	3,000,000	2,500,000
Receivables, net	3,346,000	3,403,000	3,345,000
Income tax receivable	131,000	162,000	50,000
Inventories, net	27,326,000	22,075,000	22,961,000
Prepaid expenses and other current assets	2,347,000	1,572,000	5,328,000
Total current assets	53,874,000	56,729,000	52,930,000

Equipment and leasehold improvements, net	19,367,000	18,937,000	23,260,000
Intangible assets, net	102,000	102,000	102,000
Other assets	9,726,000	8,877,000	9,833,000

Total assets	$83,069,000	$84,645,000	$86,125,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,502,000	$9,565,000	$12,269,000
Note payable	—	—	1,282,000
Accrued compensation	1,372,000	2,579,000	1,328,000
Accrued liabilities	10,188,000	10,217,000	10,020,000
Total current liabilities	22,062,000	22,361,000	24,899,000

Note payable	—	—	160,000
Other liabilities	11,267,000	11,487,000	13,361,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock, par value $.01; authorized, 40,000,000 shares; issued 16,560,456, 16,542,900 and 16,502,910	166,000	165,000	165,000
Additional paid-in capital	48,569,000	48,419,000	48,180,000
Retained earnings	40,800,000	42,008,000	39,155,000
Treasury stock 3,682,199 shares, at cost	(39,795,000)	(39,795,000)	(39,795,000)
Total stockholders’ equity	49,740,000	50,797,000	47,705,000

Total liabilities and stockholders’ equity	$83,069,000	$84,645,000	$86,125,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

	March 31, 2012	April 2, 2011

Net sales	$55,995,000	$52,099,000

Cost of sales, including buying and occupancy	33,798,000	30,178,000

Gross profit	22,197,000	21,921,000

Expenses:
Store operating expenses	19,342,000	18,137,000
General and administrative expenses	4,878,000	5,044,000
Total expenses	24,220,000	23,181,000

Operating loss	(2,023,000)	(1,260,000)

Other income (expense):
Interest expense	—	(18,000)
Interest income	18,000	21,000
Total other income, net	18,000	3,000

Loss before income taxes	(2,005,000)	(1,257,000)

Income tax benefit	(797,000)	(485,000)

Net loss	$(1,208,000)	$(772,000)

Basic loss per share	$(0.09)	$(0.06)

Diluted loss per share	$(0.09)	$(0.06)

Basic weighted average shares outstanding	12,873,000	12,817,000

Diluted weighted average shares outstanding	12,873,000	12,817,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

	March 31, 2012	April 2, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,208,000)	$(772,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,820,000	2,034,000
Stock-based compensation	81,000	101,000
Non-cash interest expense on note payable	—	18,000
Deferred income taxes	(840,000)	(434,000)
Gift card breakage	(74,000)	(146,000)
Amortization of deferred income for co-branded credit card	(272,000)	(199,000)
Amortization of deferred rent	(614,000)	(430,000)
Change in assets and liabilities:
Increase in receivables and income tax receivable	(93,000)	(490,000)
Increase in inventories	(5,251,000)	(7,172,000)
Increase in prepaid expenses and other current assets	(714,000)	(254,000)
Increase in accounts payable	937,000	3,996,000
Decrease in accrued liabilities, accrued compensation and other liabilities	(1,039,000)	(1,810,000)

Net cash used in operating activities	(7,267,000)	(5,558,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities	(3,008,000)	—
Maturities of marketable securities	2,000	4,073,000
Proceeds from insurance recovery	181,000	—
Purchase of equipment and leasehold improvements	(1,707,000)	(815,000)

Net cash provided by (used in) investing activities	(4,532,000)	3,258,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of note payable	—	(413,000)

Net cash used in financing activities	—	(413,000)

Net decrease in cash and equivalents	(11,799,000)	(2,713,000)
Cash and equivalents, at beginning of period	22,509,000	4,609,000
Cash and equivalents, at end of period	$10,710,000	$1,896,000

Supplemental disclosure of cash flow information:
Interest paid	$—	$23,000
Income taxes paid	$21,000	$11,000

Supplemental disclosure of non-cash investing and financing activities:
Accrued fixed asset additions	$742,000	$56,000
Prepaid stock-based compensation	$95,000	$86,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” or “our” mean Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. Under the trade name “Cache”, we operated 268 women’s apparel specialty stores, as of March 31, 2012.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K with respect to such period filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The December 31, 2011 condensed consolidated balance sheet amounts are derived from the Company’s audited consolidated financial statements.

The Company’s fiscal year (“fiscal year” or “fiscal”) refers to the applicable 52- or 53-week period. The years ended December 31, 2011 (“fiscal 2011”) and December 29, 2012 (“fiscal 2012”) are each 52-week years.

2.              STOCK-BASED COMPENSATION

Stock-based compensation expense for all stock-based awards programs, including grants of stock options, is recorded in accordance with “Compensation-Stock Compensation”, Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). During the 13-week periods ended March 31, 2012 and April 2, 2011, the Company recognized approximately $81,000 and $101,000, respectively, in stock-based compensation expense.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. The Company granted no options during the 13-week periods ended March 31, 2012 and April 2, 2011.  No excess tax benefits were recognized from the exercise of stock options during the first fiscal quarters of 2012 and 2011. During the first quarter of fiscal 2012, 14,000 shares of the Company’s common stock were issued for services to its board members. The total fair value of the issued common stock was approximately $95,000, of which approximately $24,000 was included in stock-based compensation expense for the 13-week period ended March 31, 2012. The remaining cost is expected to be recognized over the remainder of fiscal 2012. Comparatively, during the first quarter of fiscal 2011, 21,200 shares of the Company’s common stock were issued for services to its board members. The total fair value of the issued common stock was approximately $86,000, of which approximately $21,000 was included in stock-based compensation expense for the 13-week period ended April 2, 2011.

During the 13-week period ended March 31, 2012, the Company granted no restricted stock awards of the Company’s common stock. Comparatively, during the 13-week period ended April 2, 2011 the Company granted restricted stock awards representing 28,000 shares of the Company’s common stock, which had a weighted-average grant date fair value of $4.04 per share. Two-thirds of these restricted stock awards will contingently vest over a three-year period, based on the Company meeting performance goals and one-third will vest over the requisite service period.

3.              BASIC AND DILUTED EARNINGS PER SHARE

Basic loss per share has been computed based upon the weighted average of common shares outstanding. Diluted loss per share also includes the dilutive effect of potential common shares (dilutive stock options and unvested restricted stock awards) outstanding during the period. Loss per common share has been computed as follows:

		13 Weeks Ended
		March 31, 2012	April 2, 2011
Net loss		$(1,208,000)	$(772,000)
Basic weighted number of average shares outstanding		12,873,000	12,817,000
Diluted weighted average number of shares outstanding		12,873,000	12,817,000

Net loss per share	- Basic	$(0.09)	$(0.06)
	- Diluted	$(0.09)	$(0.06)

Options and unvested restricted common shares of 1,295,341 and 1,090,330 were excluded from the computation of diluted loss per share for the first quarter of fiscal 2012 and 2011, respectively, because of the net loss incurred by the Company.

4.              RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers only those changes in ASU 2011-05 related to the presentation of reclassification adjustments in order to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of the reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 was effective at the same time as ASU 2011-05 and until determined, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The adoption of ASU 2011-12 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220)—Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments were effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (ASC Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes to the ASC as a result of this update were effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

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

As of March 31, 2012, the Company’s marketable securities primarily consist of short-term certificates of deposit. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company’s held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value.

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

The fair value of our marketable securities, which was determined based upon Level 1 inputs, totaled $7.0 million, $4.0 million and $16.8 million as of March 31, 2012, December 31, 2011 and April 2, 2011, respectively. For the fiscal periods ended March 31, 2012, December 31, 2011 and April 2, 2011, the aggregate amount of marketable securities (maturing greater than 90 days and less than one year) totaled approximately $7.0 million, $4.0 million and $16.8 million, respectively. The Company noted small variances between the book value and fair value due to the remaining unamortized premiums. As a result, no impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments. Interest income is recognized when earned.

Fair Value of Financial Instruments

The carrying amounts of certificates of deposit, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to their short-term nature. The Company’s note payable included imputed interest at 5% as the fair market value of this note was not readily determinable because comparable instruments did not exist. The 5% imputed interest represented the Company’s average return on its investment portfolio at the inception of the note.

6.              RECEIVABLES

	March 31,	December 31,	April 2,
	2012	2011	2011
Construction allowances	$581,000	$343,000	$165,000
Third party credit cards	2,371,000	2,172,000	2,513,000
Other	394,000	888,000	667,000
	$3,346,000	$3,403,000	$3,345,000

At March 31, 2012, December 31, 2011 and April 2, 2011 the Company’s income tax receivable was $131,000, $162,000 and $50,000, respectively, which resulted from quarterly federal and state tax estimated payments.

7.              INVENTORIES

	March 31,	December 31,	April 2,
	2012	2011	2011
Raw materials	$1,066,000	$1,590,000	$1,042,000
Work in process	2,170,000	1,221,000	2,443,000
Finished goods	24,090,000	19,264,000	19,476,000
	$27,326,000	$22,075,000	$22,961,000

8.              EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	March 31,	December 31,	April 2,
	2012	2011	2011

Leasehold improvements	$49,007,000	$49,425,000	$51,035,000
Furniture, fixtures and equipment	35,640,000	35,004,000	34,984,000
	84,647,000	84,429,000	86,019,000
Less: accumulated depreciation and amortization	(65,280,000)	(65,492,000)	(62,759,000)
	$19,367,000	$18,937,000	$23,260,000

9.                                      ACCRUED LIABILITIES

	March 31,	December 31,	April 2,
	2012	2011	2011
Gift cards, merchandise credit cards and other customer deposits and credits	$3,769,000	$3,916,000	$3,906,000
Taxes, including income taxes	1,858,000	2,185,000	2,410,000
Operating expenses	1,645,000	1,826,000	1,595,000
Deferred income — co-branded credit card program	1,036,000	1,031,000	825,000
Fixed asset additions	742,000	199,000	56,000
Group insurance	613,000	609,000	531,000
Sales return reserve	525,000	451,000	697,000
	$10,188,000	$10,217,000	$10,020,000

10.       OTHER LIABILITIES

The Company’s other liabilities are comprised of the following:

	March 31, 2012	December 31, 2011	April 2, 2011
Deferred rent	$9,952,000	$10,114,000	$11,643,000
Deferred income — co-branded credit card program	1,315,000	1,373,000	1,718,000
	$11,267,000	$11,487,000	$13,361,000

11.       CREDIT FACILITY

The Company had a credit facility with the Bank of America (the “Bank”) of $3.0 million which expired on May 1, 2012. On May 1, 2012, the Company amended its credit facility with the Bank for another year to allow the Company to issue letters of credit up to $3.0 million, which is collateralized by granting to the Bank a security interest in various certificates of deposit held by the Company and its subsidiaries with the Bank, amounting to a total of $3.0 million. This one-year credit facility will expire on April 30, 2013.

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

There were outstanding letters of credit of $687,000 under this facility at March 31, 2012.

12.                               INCOME TAXES

The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. At December 31, 2011, the Company maintained $8.8 million of net deferred tax assets, of which approximately $5.1 million related to federal tax operating loss carry-forwards and $1.6 million related to state tax net operating loss “NOL” carry-forwards. In addition, during the 13-week period ended March 31, 2012, the Company recorded an income tax benefit of $797,000, primarily related to the net loss incurred. The Company established a federal valuation allowance of $4.6 million at December 31, 2011. For state income tax purposes, the Company had a valuation allowance in the amount of $538,000 at December 31, 2011, primarily to reserve for the possible non-utilization of state NOL carry-forwards, which may not be realized in future periods before the NOLs expire. These amounts remained unchanged at March 31, 2012.

At March 31, 2012, December 31, 2011 and April 2, 2011, the current portion of net deferred tax assets and liabilities of $363,000, $354,000 and $251,000, respectively, were included in prepaid expenses and other current assets, while the non-current portion of net deferred tax assets and liabilities of $9.3 million, $8.5 million and $9.5 million, respectively were included in other assets on the Company’s accompanying condensed consolidated balance sheets. These amounts are net of the valuation allowance discussed above.

When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of March 31, 2012 and December 31, 2011, the Company has no reserve recorded for potential tax contingencies. As of April 2, 2011, the Company reported a reserve balance of $271,000 net of federal benefit for potential tax contingencies.

13.       COMMITMENTS AND CONTINGENCIES

The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss. The Company had no guarantees, subleases or assigned lease obligations as of March 31, 2012, December 31, 2011 or April 2, 2011.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 13-week periods ended March 31, 2012 and April 2, 2011, respectively, expressed as a percentage of net sales.

	13 Weeks Ended
	March 31,	April 2,
	2012	2011
Sales	100.0%	100.0%
Cost of sales	60.4	57.9
Gross profit	39.6	42.1
Store operating expenses	34.5	34.8
General and administrative expenses	8.7	9.7
Operating loss	(3.6)	(2.4)
Interest expense	(0.0)	(0.0)
Interest income	0.0	0.0
Loss before income taxes	(3.6)	(2.4)
Income tax benefit	(1.4)	(0.9)
Net loss	(2.2)%	(1.5)%

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 Weeks Ended
	March 31,	April 2,
	2012	2011
Total store count, at end of period	268	280
Net sales increase	7.5%	7.3%
Comparable store sales increase	9.4%	7.7%
Average sales per transaction increase (decrease)	(2.5)%	20.3%
Average number of transactions increase (decrease)	12.2%	(10.5)%
Net sales per average square foot	$91	$86
Total square footage, at end of period (in thousands)	540	567

Net Sales

During the 13-week period ended March 31, 2012, net sales increased to $56.0 million from $52.1 million, an increase of $3.9 million, or 7.5%, as compared to the same 13-week period last year.  This reflects an increase in comparable store sales of approximately $4.8 million or 9.4%, which was partially offset by a $1.1 million decrease in non-comparable store sales.  Included in comparable store sales are e-commerce sales of $5.7 million during the current 13-week period as compared to $2.9 million in the prior year period.  The increase in e-commerce business as a result of our new e-commerce platform and e-commerce marketing efforts as well as an increase in promotional activity contributed to the increase in sales.  The increase in net sales at our stores for the quarter reflected an increase of 12.2% in sales transactions partially offset by a 2.5% decrease in average dollars per transaction.

Gross Profit

During the 13-week period ended March 31, 2012, gross profit increased to $22.2 million from $21.9 million, an increase of $276,000 or 1.3%, as compared to the same 13-week period last year.  This increase was primarily due an increase in net sales as described above partially offset by higher markdowns. As a percentage of net sales, gross profit decreased to 39.6% from 42.1% for the current 13-week period, as compared to the prior year period, primarily due to an increase in markdowns, as a percentage of sales due to an earlier transition to spring merchandise which was partially offset by an increase in our initial mark-up.

Store Operating Expenses

During the 13-week period ended March 31, 2012, store operating expenses increased to $19.3 million from $18.1 million, an increase of $1.2 million or 6.6%, as compared to the same 13-week period last year. Store operating increased primarily due to an increase in marketing expense of $635,000, an increase e-commerce related expenses of $360,000 to support the growth in e-commerce business, and an increase in payroll and payroll-related expenses of $280,000, partially offset by a decrease in depreciation expense of $185,000.  The increase in marketing expenses was due to the increase in e-commerce and other marketing efforts.  Payroll and payroll-related costs increased primarily due to our maximizing store coverage during high customer traffic periods. The decrease in depreciation expense was primarily due to certain assets being fully depreciated as of December 31, 2011, coupled with the impairment of 14 underperforming stores during the fourth quarter of fiscal 2011. As a percentage of net sales, store operating expenses decreased to 34.5% from 34.8% for the fiscal 2012 13-week period, as compared to the prior year period, primarily due to the increase in net sales.

General and Administrative Expenses

During the 13-week period ended March 31, 2012, general and administrative expenses decreased to $4.9 million from $5.0 million, a decrease of $166,000, or 3.3%, as compared to the same 13-week period last year. General and administrative expenses decreased primarily due to a decrease in payroll and payroll-related costs of $106,000.  As a percentage of net sales, general and administrative expenses decreased to 8.7% from 9.7% in fiscal 2011, primarily due to the increase in net sales in fiscal 2012.

Other Income/Expense

During the 13-week period ended March 31, 2012, net other income increased to $18,000 from $3,000, an increase of $15,000 as compared to the same 13-week period last year. This increase was primarily due to the elimination of interest expense as a result of the settlement of the note payable to the principals of Adrienne Victoria Designs, Inc. in December 2011.

Income Taxes

During the 13-week period ended March 31, 2012, income tax benefit increased to $797,000 from $485,000, an increase of approximately $312,000, as compared to the same 13-week period last year. The income tax benefits recorded in fiscal year 2012 and 2011 were attributable to the operating losses incurred by the Company in both periods, as discussed above. The estimated effective tax rate for fiscal 2012 is projected to be 39.8%, as compared to the fiscal 2011 estimate of 38.6%.

Net Loss

As a result of the factors discussed above, net losses of $1.2 million and $772,000 were recorded during the 13-week periods ended March 31, 2012 and April 2, 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements are primarily for working capital, inventory for new stores, construction of new stores, remodeling of existing stores and to improve and enhance our information technology systems. We have historically satisfied our cash requirements principally through cash flow from operations. During the 13-week period ended March 31, 2012, we used $7.3 million of cash flow from operations, as compared to $5.6 million during the same period in fiscal 2011. We expect to continue to meet our operating cash requirements primarily through cash flows from operating activities, existing cash and equivalents, and short-term investments. At March 31, 2012, we had working capital of $31.8 million and cash and marketable securities of $20.7 million. The cash and marketable securities at March 31, 2012, included certificates of deposit of $3.0 million, that have been placed by the Company as collateral against its one-year credit facility.

The following table sets forth our cash flows for the periods indicated:

	13 Weeks Ended
	March 31, 2012	April 2, 2011
Net cash used in operating activities	$(7,267,000)	$(5,558,000)
Net cash provided by (used in) investing activities	(4,532,000)	3,258,000
Net cash used in financing activities	—	(413,000)
Net decrease in cash and equivalents	$(11,799,000)	$(2,713,000)

During the 13-week period ended March 31, 2012, cash and equivalents decreased by $11.8 million, primarily as a result of an increase in inventories of $5.3 million, purchases of marketable securities of $3.0 million, purchases of equipment and leasehold improvements of $1.7 million and due to a decrease in accrued liabilities of $1.0 million. Seasonal fluctuations resulted in an increase in inventories.

The Company had a credit facility with the Bank of America (the “Bank”) of $3.0 million which expired on May 1, 2012. On May 1, 2012, the Company amended its credit facility with the Bank for another year to allow the Company to issue letters of credit up to $3.0 million, which is collateralized by granting to the Bank a security interest in various certificates of deposit held by the Company and its subsidiaries with the Bank, amounting to a total of $3.0 million. This one-year credit facility will expire on April 30, 2013.

The Company had outstanding letters of credit of $687,000, $2.3 million and $2.3 million at March 31, 2012, December 31, 2011 and April 2, 2011, respectively.

Inflation

The Company does not believe that its sales revenue or operating results have been materially impacted by inflation during the past two fiscal years. There can be no assurance, however, that our sales revenue or operating results will not be impacted by inflation in the future.

Ongoing macroeconomic conditions may continue to affect the sales volume and profitability levels of our Company.  Furthermore, we believe that continuing limitations on the availability of consumer credit, especially of credit cards, continue to adversely affect customer demand for our products, which adversely affects our business, financial condition and results of operations.

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

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in our fiscal 2011 Form 10-K.  As disclosed in Note 1 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. We evaluate our estimates and judgments on an ongoing basis, and predicate those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these under different assumptions or conditions.

The Company’s management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of the Consolidated Financial Statements.

Inventories. Our finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost, as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation which results in a carrying value at the lower of cost or market. Inventories other than finished goods at retail stores, called production inventory, primarily consist of piece goods, trim and work-in-process. The Company values production inventory at lower of cost or market value using first-in-first-out valuation method. The Company reviews the inventory for factors such as age, obsolescence, potential use, or other factors that may indicate a decline in its value. The Company records a reserve against the cost of the production inventory to account for any decline in its value.

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

•                  store closings; or

•                  underperforming business trends.

The Company evaluates finite long-lived assets in accordance with “Impairment or Disposal of Long-Lived Assets” under Topic 360 “Property, Plant and Equipment” of the FASB ASC. Finite-lived assets are evaluated for recoverability in accordance with Topic 360 of the FASB ASC whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset, is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges were recorded during the 13-week period ended March 31, 2012. The Company recorded an impairment charge of $719,000 for 14 underperforming stores during the fourth quarter of fiscal 2011.

Self Insurance. The Company is self-insured for losses and liabilities related primarily to employee health and welfare claims up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for the 13-week periods ended March 31, 2012 and April 2, 2011.  Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. We maintain stop-loss insurance coverage, which covers us for benefits paid in excess of limits as defined in the plan.

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

The Company recorded breakage income of $74,000 and $146,000 during the 13-week periods ended March 31, 2012 and April 2, 2011, respectively.

Revenue Recognition.  Sales are recognized at the “point of sale,” which occurs when merchandise is sold in an “over-the-counter” transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. The Company recorded a net increase in sales return reserve of approximately $74,000 and $150,000 for the 13-week periods ended March 31, 2012 and April 2, 2011, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred at our stores for shipping and handling are included in cost of sales. The Company records revenues net of applicable sales tax.

The Company’s co-branded customer credit card program, which was introduced during fiscal 2007, entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. During the 13-week periods ended March 31, 2012 and April 2, 2011, the Company received approximately $206,000 and $178,000, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards was $272,000 and $199,000 for the 13-week periods ended March 31, 2012 and April 2, 2011, respectively.

The Company also receives from the issuing bank and Visa U.S.A. Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program, the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A. Inc. The amount of sales royalty income recorded was $100,000 and $92,000 for the 13-week periods ended March 31, 2012 and April 2, 2011, respectively.

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

Income Taxes. The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. At December 31, 2011, the Company maintained $8.8 million of net deferred tax assets, of which approximately $5.1 million related to federal tax operating loss carry-forwards and $1.6 million related to state tax NOL carry-forwards. In addition, during the 13-week period ended March 31, 2012, the Company recorded an income tax benefit of $797,000, primarily related to the net loss incurred. The Company established a federal valuation allowance of $4.6 million at December 31, 2011. For state income tax purposes, the Company had a valuation allowance in the amount of $538,000 at December 31, 2011, primarily to reserve for the possible non-utilization of state NOL carry-forwards, which may not be realized in future periods before the NOLs expire. These amounts remained unchanged at March 31, 2012.

At March 31, 2012 and April 2, 2011, the current portion of deferred tax assets and liabilities of $363,000 and $251,000, respectively, were included in prepaid expenses and other current assets, while the non-current portion of deferred tax assets and liabilities of $9.3 million and $9.5 million, respectively were included in other assets on the Company’s accompanying condensed consolidated balance sheets. These amounts are net of the valuation allowance discussed above.

When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of March 31, 2012 and December 31, 2011, the Company has no reserve recorded for potential tax contingencies. As of April 2, 2011, the Company reported a reserve balance of $271,000 net of federal benefit for potential tax contingencies.

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

During the 13-weeks ended March 31, 2012, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is exposed to a number of asserted and unasserted potential claims.  Management does not believe that the resolution of any of these matters will result in a material loss.  The Company had no guarantees, subleases or assigned lease obligations as of March 31, 2012, December 31, 2011 or April 2, 2011.

ITEM 6. EXHIBITS

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Cache Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2012, December 31, 2011 and April 2, 2011, (ii) the Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended March 31, 2012 and April 2, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended March 31, 2012 and April 2, 2011, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2012
CACHE, INC.

BY:	/s/ Thomas E. Reinckens
Thomas E. Reinckens
Chairman and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Margaret Feeney
Margaret Feeney
Executive Vice President, Chief Financial Officer and
Principal Financial and Accounting Officer