Form 10-Q
period 2012-06-30
CACHE INC
filed 2012-08-14
CIK 350199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, 12,881,924 common shares were outstanding.

CACHE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011	July 2, 2011
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$14,334,000	$22,509,000	$8,706,000
Marketable securities	7,019,000	4,008,000	15,613,000
Certificates of deposit — restricted	3,000,000	3,000,000	3,000,000
Receivables, net	2,359,000	3,403,000	2,426,000
Income tax receivable	267,000	162,000	50,000
Inventories, net	22,267,000	22,075,000	18,350,000
Prepaid expenses and other current assets	2,516,000	1,572,000	4,787,000
Total current assets	51,762,000	56,729,000	52,932,000

Equipment and leasehold improvements, net	20,166,000	18,937,000	21,716,000
Intangible assets, net	102,000	102,000	102,000
Other assets	9,040,000	8,877,000	8,176,000

Total assets	$81,070,000	$84,645,000	$82,926,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,957,000	$9,565,000	$6,465,000
Note payable	—	—	1,455,000
Accrued compensation	2,560,000	2,579,000	2,414,000
Accrued liabilities	9,338,000	10,217,000	9,062,000
Total current liabilities	19,855,000	22,361,000	19,396,000

Other liabilities	10,387,000	11,487,000	12,922,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock, par value $.01; authorized, 40,000,000 shares; issued 16,564,123, 16,542,900 and 16,513,910	166,000	165,000	165,000
Additional paid-in capital	48,626,000	48,419,000	48,284,000
Retained earnings	41,831,000	42,008,000	41,954,000
Treasury stock 3,682,199 shares, at cost	(39,795,000)	(39,795,000)	(39,795,000)
Total stockholders’ equity	50,828,000	50,797,000	50,608,000

Total liabilities and stockholders’ equity	$81,070,000	$84,645,000	$82,926,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE TWENTY-SIX WEEKS ENDED

(Unaudited)

	June 30, 2012	July 2, 2011

Net sales	$117,628,000	$112,365,000

Cost of sales, including buying and occupancy	69,048,000	62,930,000

Gross profit	48,580,000	49,435,000

Expenses:
Store operating expenses	39,459,000	37,533,000
General and administrative expenses	9,467,000	9,003,000
Total expenses	48,926,000	46,536,000

Operating income (loss)	(346,000)	2,899,000

Other income (expense):
Interest expense	—	(31,000)
Interest income	42,000	44,000
Total other income, net	42,000	13,000

Income (loss) before income taxes	(304,000)	2,912,000

Income tax provision (benefit)	(127,000)	885,000

Net income (loss)	$(177,000)	$2,027,000

Basic earnings (loss) per share	$(0.01)	$0.16

Diluted earnings (loss) per share	$(0.01)	$0.16

Basic weighted average shares outstanding	12,877,000	12,822,000

Diluted weighted average shares outstanding	12,877,000	12,861,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

	June 30, 2012	July 2, 2011

Net sales	$61,633,000	$60,266,000

Cost of sales, including buying and occupancy	35,250,000	32,752,000

Gross profit	26,383,000	27,514,000

Expenses:
Store operating expenses	20,117,000	19,396,000
General and administrative expenses	4,589,000	3,959,000
Total expenses	24,706,000	23,355,000

Operating income	1,677,000	4,159,000

Other income (expense):
Interest expense	—	(13,000)
Interest income	24,000	23,000
Total other income, net	24,000	10,000

Income before income taxes	1,701,000	4,169,000

Income tax provision	670,000	1,370,000

Net income	$1,031,000	$2,799,000

Basic earnings per share	$0.08	$0.22

Diluted earnings per share	$0.08	$0.22

Basic weighted average shares outstanding	12,880,000	12,827,000

Diluted weighted average shares outstanding	12,928,000	12,873,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED

(Unaudited)

	June 30, 2012	July 2, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(177,000)	$2,027,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,631,000	4,055,000
Stock-based compensation	162,000	204,000
Non-cash interest expense on note payable	—	31,000
Decrease (increase) in deferred income taxes	(157,000)	1,206,000)
Gift card breakage	(149,000)	(304,000)
Amortization of deferred income for co-branded credit card	(563,000)	(419,000)
Amortization of deferred rent	(1,177,000)	(842,000)
Change in assets and liabilities:
Decrease in receivables and income tax receivables	758,000	429,000
Increase in inventories	(192,000)	(2,561,000)
Decrease (increase) in prepaid expenses and other current assets	(904,000)	282,000
Decrease in accounts payable	(1,608,000)	(1,808,000)
Decrease in accrued liabilities, accrued compensation and other liabilities	(109,000)	(1,277,000)

Net cash provided by (used in) operating activities	(485,000)	1,023,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities	(5,522,000)	(3,076,000)
Maturities of marketable securities	2,511,000	8,386,000
Proceeds from insurance recovery	181,000	—
Certificates of deposit — restricted	—	(500,000)
Purchase of equipment and leasehold improvements	(4,860,000)	(1,346,000)

Net cash provided by (used in) investing activities	(7,690,000)	3,464,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of note payable	—	(413,000)
Proceeds from the issuance of common stock	—	23,000

Net cash used in financing activities	—	(390,000)

Net increase (decrease) in cash and equivalents	(8,175,000)	4,097,000
Cash and equivalents, at beginning of period	22,509,000	4,609,000
Cash and equivalents, at end of period	$14,334,000	$8,706,000

Supplemental disclosure of cash flow information:
Interest paid	$—	$23,000
Income taxes paid	$187,000	$135,000

Supplemental disclosure of non-cash investing and financing activities:
Accrued fixed asset additions	$199,000	$1,000
Prepaid stock-based compensation	$47,000	$43,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

References to “the Company,” “we,” “us,” or “our” mean Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. Under the trade name “Cache”, we operated 264 women’s apparel specialty stores, as of June 30, 2012.

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

2.              STOCK-BASED COMPENSATION

Stock-based compensation expense for all stock-based awards programs, including grants of stock options, is recorded in accordance with “Compensation-Stock Compensation”, Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). During the 26- and 13-week periods ended June 30, 2012, the Company recognized approximately $162,000 and $81,000, respectively, in stock-based compensation expense, and for the same periods ended July 2, 2011, the Company recognized approximately $204,000 and $103,000, respectively.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. The Company granted no stock options during the 26- and 13-week periods ended June 30, 2012 and July 2, 2011. No excess tax benefits were recognized from the exercise of stock options during the 26- week periods ended June 30, 2012 and July 2, 2011. During the first quarter of fiscal 2012, 14,000 shares of the Company’s common stock were issued for services to its board members. The total fair value of the issued common stock was approximately $95,000, of which approximately $48,000 and $24,000 were included in stock-based compensation expense for the 26- and 13-week periods ended June 30, 2012, respectively. The remaining cost is expected to be recognized over the remainder of fiscal 2012. Comparatively, during the first quarter of fiscal 2011, 21,200 shares of the Company’s common stock were issued for services to its board members. The total fair value of the issued common stock was approximately $86,000, of which approximately $43,000 and $21,000 were included in stock-based compensation expense for the 26 and 13-week periods ended July 2, 2011, respectively.

During the 26- and 13-week periods ended June 30, 2012, the Company granted restricted stock awards representing 12,000 shares of the Company’s common stock, which had a weighted-average grant date fair value of $6.70 per share.  These restricted shares will contingently vest over a three year period based on the Company meeting performance goals. Comparatively, during the 26- and13-week period ended July 2, 2011, the Company granted restricted stock awards representing 46,000 and 18,000 shares of the Company’s common stock, which had a weighted average grant date fair value of $4.41 and $4.98 per share, respectively. A portion of these restricted stock awards will contingently vest over a three-year period, based on the Company meeting performance goals, and a portion will vest over the requisite service period.

3.              BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per share has been computed based upon the weighted average of common shares outstanding. Diluted earnings (loss) per share also includes the dilutive effect of potential common shares (dilutive stock options and unvested restricted stock awards) outstanding during the period. Income (loss) per common share has been computed as follows:

	26-Weeks Ended		13-Weeks Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Net income (loss)	$(177,000)	$2,027,000	$1,031,000	$2,799,000
Basic weighted number of average shares outstanding	12,877,000	12,822,000	12,880,000	12,827,000
Incremental shares from assumed issuances of stock options and restricted stock awards	—	39,000	48,000	46,000

Diluted weighted average number of shares outstanding	12,877,000	12,861,000	12,928,000	12,873,000

Net income (loss) per share - Basic	$(0.01)	$0.16	$0.08	$0.22
- Diluted	$(0.01)	$0.16	$0.08	$0.22

Options and unvested restricted common shares of 1,277,340 were excluded from the computation of diluted loss per share for the 26-week period ended June 30, 2012 due to the net loss incurred by the Company.

Options to purchase 726,675 common shares were excluded from the computation of diluted earnings per share for the 26-week period ended July 2, 2011, due to the anti-dilutive effect caused by the exercise price exceeding the average market price. Unvested restricted common shares of 194,329 were excluded from the computation of diluted earnings per share for the 26-week period ended July 2, 2011, due to contingent restricted shares not meeting their performance goals.

Options to purchase 681,675 and 706,675 common shares were excluded from the computation of diluted earnings per share for the 13-week periods ended June 30, 2012 and July 2, 2011, respectively, due to the anti-dilutive effect caused by the exercise price exceeding the average market price. Unvested restricted common shares of 457,550 and 194,329 were excluded from the computation of diluted earnings per share for the 13-week periods ended June 30, 2012 and July 2, 2011, respectively, due to contingent restrictive shares not meeting their performance goals.

4.              RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The Company does not expect that the adoption of ASU 2012-02 will have a material impact on its consolidated financial statements.

In December 2011, FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers only those changes in ASU 2011-05 related to the presentation of reclassification adjustments in order to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of the reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 was effective at the same time as ASU 2011-05 and until determined, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The adoption of ASU 2011-12 did not have a material impact on the Company’s consolidated financial statements.

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

As of June 30, 2012, the Company’s marketable securities primarily consist of short-term certificates of deposit. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company’s held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value.

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

The fair value of our marketable securities, which was determined based upon Level 1 inputs, totaled $7.0 million, $4.0 million and $15.6 million as of June 30, 2012, December 31, 2011 and July 2, 2011, respectively. For the fiscal periods ended June 30, 2012, December 31, 2011 and July 2, 2011, the aggregate amount of marketable securities (maturing greater than 90 days and less than one year) totaled approximately $7.0 million, $4.0 million and $15.6 million, respectively. The Company noted small variances between the book value and fair value due to the remaining unamortized premiums. As a result, no impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments. Interest income is recognized when earned.

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

6.              RECEIVABLES

	June 30,	December 31,	July 2,
	2012	2011	2011
Construction allowances	$496,000	$343,000	$109,000
Third party credit cards	1,287,000	2,172,000	1,563,000
Other	576,000	888,000	754,000
	$2,359,000	$3,403,000	$2,426,000

At June 30, 2012, December 31, 2011 and July 2, 2011 the Company’s income tax receivable was $267,000, $162,000 and $50,000, respectively, which resulted from quarterly federal and state tax estimated payments.

7.                                      INVENTORIES

	June 30,	December 31,	July 2,
	2012	2011	2011
Raw materials	$1,361,000	$1,590,000	$1,259,000
Work in process	2,744,000	1,221,000	969,000
Finished goods	18,162,000	19,264,000	16,122,000
	$22,267,000	$22,075,000	$18,350,000

8.              EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	June 30,	December 31,	July 2,
	2012	2011	2011
Leasehold improvements	$48,695,000	$49,425,000	$51,164,000
Furniture, fixtures and equipment	37,772,000	35,004,000	35,176,000
	86,467,000	84,429,000	86,340,000
Less: accumulated depreciation and amortization	(66,301,000)	(65,492,000)	(64,624,000)
	$20,166,000	$18,937,000	$21,716,000

9.              ACCRUED LIABILITIES

	June 30,	December 31,	July 2,
	2012	2011	2011
Gift cards, merchandise credit cards and other customer deposits and credits	$3,958,000	$3,916,000	$3,791,000
Taxes, including income taxes	1,672,000	2,185,000	1,813,000
Operating expenses	1,437,000	1,826,000	1,635,000
Deferred income — co-branded credit card program	1,168,000	1,031,000	898,000
Group insurance	618,000	609,000	546,000
Sales return reserve	286,000	451,000	378,000
Fixed asset additions	199,000	199,000	1,000
	$9,338,000	$10,217,000	$9,062,000

10.       OTHER LIABILITIES

The Company’s other liabilities are comprised of the following:

	June 30, 2012	December 31, 2011	July 2, 2011
Deferred rent	$9,415,000	$10,114,000	$11,276,000
Deferred income — co-branded credit card program	972,000	1,373,000	1,646,000
	$10,387,000	$11,487,000	$12,922,000

11.       CREDIT FACILITY

The Company had a credit facility with the Bank of America (the “Bank”) of $3.0 million which expired on May 1, 2012. On May 1, 2012, the Company amended its credit facility with the Bank for another year to allow the Company to issue letters of credit up to $3.0 million, which is collateralized by granting to the Bank a security interest in various certificates of deposit held by the Company with the Bank amounting to a total of $3.0 million. This one-year credit facility will expire on April 30, 2013.

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

There were outstanding letters of credit under this facility of $1.4 million at June 30, 2012.

12.       INCOME TAXES

The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. At December 31, 2011, the Company maintained $8.8 million of net deferred tax assets, of which approximately $5.1 million related to federal tax operating loss carry-forwards and $1.6 million related to state tax net operating loss (“NOL”) carry-forwards. In addition, during the 26-week period ended June 30, 2012, the Company recorded an income tax benefit of $127,000, primarily related to the net loss incurred.  The Company established a federal valuation allowance of $4.6 million at December 31, 2011. For state income tax purposes, the Company had a valuation allowance in the amount of $538,000 at December 31, 2011, primarily to reserve for the possible non-utilization of state NOL carry-forwards, which may not be realized in future periods before the NOLs expire. These amounts remained unchanged as of June 30, 2012.

At June 30, 2012, December 31, 2011 and July 2, 2011 the current portion of deferred tax assets and liabilities of $359,000, $354,000 and $269,000, respectively, were included in prepaid expenses and other current assets, while the non-current portion of deferred tax assets and liabilities of $8.6 million, $8.5 million and $7.8 million, respectively were included in other assets on the Company’s accompanying condensed consolidated balance sheets. These amounts are net of the valuation allowance discussed above.

When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of June 30, 2012, December 31, 2011, and July 2, 2011 the Company had no reserve recorded for potential tax contingencies. During the 13-week period ended July 2, 2011, the Company recorded a reversal of the state income tax reserve of $277,000, net of federal benefit, based on the completion of a state income tax audit of the Company’s state income tax returns.

13.       COMMITMENTS AND CONTINGENCIES

The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss. The Company had no guarantees, subleases or assigned lease obligations as of June 30, 2012, December 31, 2011 or July 2, 2011.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 26-week and 13-week periods ended June 30, 2012 and July 2, 2011, respectively, expressed as a percentage of net sales.

	26-Weeks Ended		13-Weeks Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.7	56.0	57.2	54.3
Gross profit	41.3	44.0	42.8	45.7
Store operating expenses	33.6	33.4	32.6	32.2
General and administrative expenses	8.0	8.0	7.4	6.6
Operating income (loss)	(0.3)	2.6	2.8	6.9
Interest expense	0.0	0.0	0.0	0.0
Interest income	0.0	0.0	0.0	0.0
Income (loss) before income taxes	(0.3)	2.6	2.8	6.9
Income tax provision (benefit)	(0.1)	0.8	1.1	2.3
Net income (loss)	(0.2)%	1.8%	1.7%	4.6%

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	26-Weeks Ended		13-Weeks Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Total store count, at end of period	264	280	264	280
Net sales increase	4.7%	6.9%	2.3%	6.5%
Comparable store sales increase	6.9%	6.8%	4.7%	6.0%
Average sales per transaction increase (decrease)	(4.0)%	13.1%	(5.4)%	6.8%
Average number of transactions increase (decrease)	11.4%	(5.6)%	10.7%	(0.8)%
Net sales per average square foot	$191	$184	$99	$98
Total square footage, at end of period (in thousands)	532	567	532	567

Net Sales

During the 26-week period ended June 30, 2012, net sales increased to $117.6 million from $112.4 million, an increase of $5.2 million, or 4.7%, as compared to the same 26-week period last year.  The increase in net sales is primarily due to the increase in comparable store sales of approximately $7.5 million or 6.9%, which was partially offset by a $2.5 million decrease in non-comparable store sales.  Included in comparable store sales are e-commerce sales of $12.6 million during the current 26-week period, as compared to $6.3 million in the prior year period. The increase in e-commerce business as a result of our new e-commerce platform and e-commerce marketing efforts, as well as an increase in promotional activity, contributed to the increase in sales. The increase in net sales for the period reflected an 11.4% increase in sales transactions, partially offset by a 4.0% decrease in average dollars per transaction.

During the 13-week period ended June 30, 2012, net sales increased to $61.6 million from $60.3 million, an increase of $1.3 million, or 2.3%, as compared to the same 13-week period last year.  This reflects an increase in comparable store sales of approximately $2.7 million or 4.7%, which was partially offset by a $1.4 million decrease in non-comparable store sales.  Included in comparable store sales are e-commerce sales of $6.9 million during the 13-week period, as compared to $3.4 million in the prior year period. The increase in e-commerce business as a result of our new e-commerce platform and e-commerce marketing efforts, as well as an increase in promotional activity contributed to the increase in sales.  The increase in net sales for the quarter reflected a 10.7% increase in sales transactions, partially offset by a 5.4% decrease in average dollars per transaction.

Gross Profit

During the 26-week period ended June 30, 2012, gross profit decreased to $48.6 million from $49.4 million, a decrease of $855,000, or 1.7%, as compared to the same 26-week period last year.  This decrease was primarily due to higher markdowns and was partially offset by an increase in net sales as described above.  As a percentage of net sales, gross profit decreased to 41.3% from 44.0% for the current 26-week period, as compared to the prior year period, primarily due to an increase in markdowns and internet fulfillment and delivery expenses, which was partially offset by an increase in our initial mark-up and the leverage impact from higher sales as it relates to occupancy and operational costs in our design, production and sourcing departments.

During the 13-week period ended June 30, 2012, gross profit decreased to $26.4 million from $27.5 million, a decrease of $1.1 million, or 4.1%, as compared to the same 13-week period last year. This decrease was primarily due to higher markdowns in the current period, partially offset by an increase in net sales as described above.  As a percentage of net sales, gross profit decreased to 42.8% from 45.7% for the current 13-week period, as compared to the prior year period, primarily due to an increase in markdowns and internet fulfillment and delivery expenses, which was partially offset by an increase in our initial mark-up and the leverage impact from higher sales as it relates to occupancy costs.

Store Operating Expenses

During the 26-week period ended June 30, 2012, store operating expenses increased to $39.5 million from $37.5 million, an increase of $2.0 million, or 5.1%, as compared to the same 26-week period last year. Store operating expenses increased primarily due to an increase in marketing expense of $1.5 million, an increase in e-commerce related expenses of $543,000 to support the expansion in our e-commerce, and an increase in health insurance expense of $191,000, partially offset by a decrease in depreciation expense of $406,000.  The increase in marketing expense was due to an increase in e-commerce marketing efforts. The increase in health insurance was primarily due to an increase in health insurance claims. The decrease in depreciation expense was primarily due to certain assets being fully-depreciated as of December 31, 2011, coupled with the impairment of 14 underperforming stores during the fourth quarter of fiscal 2011.  As a percentage of net sales, for the fiscal 2012 26-week period, store operating expenses increased to 33.6% from 33.4% as compared to the prior year period, primarily due to the increase in store operating expenses in fiscal 2012.

During the 13-week period ended June 30, 2012, store operating expenses increased to $20.1 million from approximately $19.4 million, an increase of $721,000, or 3.7%, as compared to the same 13-week period last year. Store operating expenses increased primarily due to an increase in marketing expense of $823,000, an increase in e-commerce related expenses of $183,000 to support the expansion in our e-commerce, and an increase in health insurance expense of $113,000, partially offset by a decrease in depreciation expense of $221,000 as well as a decrease in payroll and payroll related costs of $189,000.  The increase in marketing expense was primarily due to an increase in e-commerce marketing efforts. The decrease in depreciation was primarily due to certain assets being fully-depreciated as of December 31, 2011, coupled with the impairment of 14 underperforming stores during the fourth quarter of fiscal 2011.  The decrease in payroll and payroll-related expenses was attributable to less stores and better utilization of payroll hours. As a percentage of net sales, for the fiscal 2012 13-week period, store operating expenses increased to 32.6% from 32.2%, as compared to the prior year period, primarily due to the increase in store operating expenses in fiscal 2012.

General and Administrative Expenses

During the 26-week period ended June 30, 2012, general and administrative expenses increased to $9.5 million from $9.0 million, an increase of $464,000 or 5.2% compared to the same 26-week period last year.  General and administrative expenses increased primarily due to an increase in professional fees of $306,000 and outside services of $143,000.  Professional fees in fiscal 2011 included an insurance reimbursement of $450,000 for legal fees in connection with a previously disclosed lawsuit resolved in April 2011.  This reimbursement in fiscal 2011 is the primary driver for the increase in professional fees from last year.  As a percentage of net sales, general and administrative expenses was approximately 8.0% for both fiscal years.

During the 13-week period ended June 30, 2012, general and administrative expenses increased to $4.6 million from $4.0 million, an increase of $630,000, or 15.9%, as compared to the same 13-week period last year. The increase was primarily due to an increase in professional fees of $294,000, payroll and payroll-related costs of $201,000 and outside services of $88,000.  Professional fees in fiscal 2011 included an insurance reimbursement of $450,000 for legal fees in connection with a previously disclosed lawsuit resolved in April 2011.  This reimbursement in fiscal 2011is the primary driver for the increase in professional fees this year. As a percentage of net sales, general and administrative expenses increased to 7.4% from 6.6%, primarily due to the increase in general and administrative expenses in fiscal 2012.

Other Income/Expense

During the 26-week period ended June 30, 2012, net other income increased to $42,000 from $13,000, an increase of $29,000, as compared to the same 26-week period last year. This increase was primarily due to a reduction in interest expense of $31,000, as a result of the settlement of the note payable to the principals of Adrienne Victoria Designs, Inc. in December 2011.

During the 13-week period ended June 30, 2012, net other income increased $24,000 from $10,000, as compared to the same 13-week period last year primarily due to a reduction in interest expense of $13,000, as a result of the settlement of the note payable to the principals of Adrienne Victoria Designs, Inc. in December 2011.

Income Taxes

During the 26-week period ended June 30, 2012, the Company recorded an income tax benefit of $127,000, as compared to an income tax provision of $885,000 during the same 26-week period last year. During the 13-week period ended June 30, 2012, the income tax provision decreased to $670,000 from $1.4 million, a decrease of $700,000, as compared to the same 13-week period last year.  The estimated effective tax rate for fiscal 2012 is projected to be 42.0%, excluding discrete items, compared to the fiscal 2011 estimate of 39.8%. During the 13-week period ended July 2, 2011, the Company recorded a reversal of a state income tax reserve of $277,000, net of federal benefit, as a result of the completion of a state income tax audit.

Net Income/(Loss)

As a result of the factors discussed above, the Company recorded a net loss of $177,000 and net income of $1.0 million for the 26- and 13-week periods ended June 30, 2012, respectively. Comparatively, the Company recorded net income of $2.0 million and $2.8 million during the 26- and 13-week periods ended July 2, 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements are primarily for working capital, inventory for new stores, construction of new stores, remodeling of existing stores and to improve and enhance our information technology systems. We have historically satisfied our cash requirements principally through cash flow from operations. During the 26-week period ended June 30, 2012, cash used in operations was $485,000, as compared to $1.0 million provided by operations during the same period in fiscal 2011. We expect to continue to meet our operating cash requirements primarily through cash flows from operating activities, existing cash and equivalents, and short-term investments. At June 30, 2012, we had working capital of $31.9 million, which included cash and marketable securities of $24.4 million. The cash and marketable securities at June 30, 2012 included certificates of deposit of $3.0 million that have been placed by the Company as collateral against a one-year credit facility.

The following table sets forth our cash flows for the periods indicated:

	26 Weeks Ended
	June 30, 2012	July 2, 2011
Net cash provided by (used in) operating activities	$(485,000)	$1,023,000
Net cash provided by (used in) investing activities	(7,690,000)	3,464,000
Net cash used in financing activities	—	(390,000)
Net increase (decrease) in cash and equivalents	$(8,175,000)	$4,097,000

During the 26-week period ended June 30, 2012, cash and equivalents decreased by $8.2 million, primarily due to the purchase of equipment and leasehold improvements of $4.9 million, net purchases of investments of $3.0 million, and a decrease in accounts payable of $1.6 million, partially offset by other operating activities of $1.1 million.

The Company had a credit facility with the Bank of America (the “Bank”) of $3.0 million which expired on May 1, 2012. On May 1, 2012, the Company amended its credit facility with the Bank for another year to allow the Company to issue letters of credit up to $3.0 million, which is collateralized by granting to the Bank a security interest in various certificates of deposit held by the Company with the Bank, amounting to a total of $3.0 million. This one-year credit facility will expire on April 30, 2013.

The Company had outstanding letters of credit of $1.4 million, $2.3 million and $1.6 million at June 30, 2012, December 31, 2011 and July 2, 2011, respectively.

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

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in our fiscal 2011 Form 10-K.  As disclosed in Note 1 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. We evaluate our estimates and judgments on an ongoing basis, and predicate those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

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

•                  store closings; or

•                  underperforming business trends.

The Company evaluates finite long-lived assets in accordance with “Impairment or Disposal of Long-Lived Assets” under Topic 360 “Property, Plant and Equipment” of the FASB ASC. Finite-lived assets are evaluated for recoverability in accordance with Topic 360 of the FASB ASC whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges were recorded during the 26-week period ended June 30, 2012 and July 2, 2011. The Company recorded an impairment charge of $719,000 for 14 underperforming stores during the fourth quarter of fiscal 2011.

Self Insurance. The Company is self-insured for losses and liabilities related primarily to employee health and welfare claims up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. The Company’s earnings were impacted by an increase in employee health and welfare expense of $191,000 and $113,000 for the 26- and 13-week periods ended June 30, 2012.  Adjustments to earnings resulting from changes in historical loss trends were not significant for the 26- and 13-week periods ended July 2, 2011.  We maintain stop-loss insurance coverage, which covers us for benefits paid in excess of limits as defined in the plan.

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

The Company recorded breakage income of $149,000 and $304,000 during the 26-week periods ended June 30, 2012 and July 2, 2011, respectively.

Revenue Recognition.  Sales are recognized at the “point of sale,” which occurs when merchandise is sold in an “over-the-counter” transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. The Company recorded a net decrease in sales return reserve of $165,000 and $169,000 for the 26-week periods ended June 30, 2012 and July 2, 2011, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred at our stores for shipping and handling are included in cost of sales. The Company records revenues net of applicable sales tax.

The Company’s co-branded customer credit card program, which was introduced during fiscal 2007, entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. During the 26-week periods ended June 30, 2012 and July 2, 2011, the Company received approximately $286,000 and $398,000, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards was $563,000 and $419,000 for the 26-week periods ended June 30, 2012 and July 2, 2011, respectively.

The Company also receives from the issuing bank and Visa U.S.A. Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program, the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A. Inc. The amount of sales royalty income recorded was $215,000 and $201,000 for the 26-week periods ended June 30, 2012 and July 2, 2011, respectively.

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

Income Taxes. The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. At December 31, 2011, the Company maintained $8.8 million of net deferred tax assets, of which approximately $5.1 million related to federal tax operating loss carry-forwards and $1.6 million related to state tax NOL carry-forwards. In addition, during the 26-week period ended June 30, 2012, the Company recorded an income tax benefit of $127,000 primarily related to the net loss incurred. The Company established a federal valuation allowance of $4.6 million at December 31, 2011. For state income tax purposes, the Company had a valuation allowance in the amount of $538,000 at December 31, 2011, primarily to reserve for the possible non-utilization of state NOL carry-forwards, which may not be realized in future periods before the NOLs expire. These amounts remained unchanged as of June 30, 2012.

At June 30, 2012 and July 2, 2011, the current portion of deferred tax assets and liabilities of $359,000 and $269,000, respectively were included in prepaid expenses and other current assets, while the non-current portion of deferred tax assets and liabilities of $8.6 million and $7.8 million, were included in other assets, on the Company’s accompanying condensed consolidated balance sheets. These amounts are net of the valuation allowance discussed above.

When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of June 30, 2012, December 31, 2011 and July 2, 2011, the Company had no reserve recorded for tax contingencies. During the 13-week period ended July 2, 2011, the Company recorded a reversal of the state income tax reserve of $277,000, net of federal benefit, based on the completion of a state income tax audit of the Company’s state income tax returns.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-

15(e) under the Exchange Act, as of the end of the period covered by this report.  Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework to evaluate the effectiveness of the Company’s internal controls. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

During the 26-week period ended June 30, 2012, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is exposed to a number of asserted and unasserted potential claims.  Management does not believe that the resolution of any of these matters will result in a material loss.  The Company had no guarantees, subleases or assigned lease obligations as of June 30, 2012, December 31, 2011 or July 2, 2011.

ITEM 6. EXHIBITS

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Cache Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2012, December 31, 2011 and July 2, 2011, (ii) the Condensed Consolidated Statements of Operations for the Twenty-Six Weeks Ended June 30, 2012 and July 2, 2011, (iii) the Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended June 30, 2012 and July 2, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended June 30, 2012 and July 2, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2012
CACHE, INC.

BY:	/s/ Thomas E. Reinckens
Thomas E. Reinckens
Chairman and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Margaret J. Feeney
Margaret J. Feeney
Executive Vice President, Chief Financial Officer and Principal Financial and Accounting Officer