Form 10-Q
period 2012-09-29
CACHE INC
filed 2012-11-09
CIK 350199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

As of November 1, 2012, 12,900,590 common shares were outstanding.

CACHE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29, 2012	December 31, 2011	October 1, 2011
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$10,374,000	$22,509,000	$13,816,000
Marketable securities	3,009,000	4,008,000	7,563,000
Certificates of deposit — restricted	3,000,000	3,000,000	3,000,000
Receivables, net	2,294,000	3,403,000	2,304,000
Income tax receivable	245,000	162,000	—
Inventories, net	23,806,000	22,075,000	22,232,000
Prepaid expenses and other current assets	2,068,000	1,572,000	5,323,000
Total current assets	44,796,000	56,729,000	54,238,000

Equipment and leasehold improvements, net	20,522,000	18,937,000	20,651,000
Intangible assets, net	102,000	102,000	102,000
Other assets	10,708,000	8,877,000	9,380,000

Total assets	$76,128,000	$84,645,000	$84,371,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,974,000	$9,565,000	$11,777,000
Note payable	—	—	1,463,000
Accrued compensation	1,420,000	2,579,000	1,306,000
Accrued liabilities	9,609,000	10,217,000	8,697,000
Total current liabilities	22,003,000	22,361,000	23,243,000

Other liabilities	9,628,000	11,487,000	12,280,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock, par value $.01; authorized, 40,000,000 shares; issued 16,582,789, 16,542,900 and 16,536,233	166,000	165,000	165,000
Additional paid-in capital	48,671,000	48,419,000	48,346,000
Retained earnings	35,455,000	42,008,000	40,132,000
Treasury stock 3,682,199 shares, at cost	(39,795,000)	(39,795,000)	(39,795,000)
Total stockholders’ equity	44,497,000	50,797,000	48,848,000

Total liabilities and stockholders’ equity	$76,128,000	$84,645,000	$84,371,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTY-NINE WEEKS ENDED

(Unaudited)

	September 29 , 2012	October 1, 2011

Net sales	$163,417,000	$161,024,000

Cost of sales, including buying and occupancy	100,176,000	91,829,000

Gross profit	63,241,000	69,195,000

Expenses:
Store operating expenses	57,727,000	55,996,000
General and administrative expenses	13,969,000	13,342,000
Total expenses	71,696,000	69,338,000

Operating loss	(8,455,000)	(143,000)

Other income (expense):
Interest expense	—	(38,000)
Interest income	62,000	68,000
Total other income, net	62,000	30,000

Loss before income taxes	(8,393,000)	(113,000)

Income tax benefit	(1,840,000)	(318,000)

Net income (loss)	$(6,553,000)	$205,000

Basic earnings (loss) per share	$(0.51)	$0.02

Diluted earnings (loss) per share	$(0.51)	$0.02

Basic weighted average shares outstanding	12,882,000	12,831,000

Diluted weighted average shares outstanding	12,882,000	12,859,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

	September 29, 2012	October 1, 2011

Net sales	$45,789,000	$48,659,000

Cost of sales, including buying and occupancy	31,128,000	28,899,000

Gross profit	14,661,000	19,760,000

Expenses:
Store operating expenses	18,268,000	18,463,000
General and administrative expenses	4,502,000	4,339,000
Total expenses	22,770,000	22,802,000

Operating loss	(8,109,000)	(3,042,000)

Other income (expense):
Interest expense	—	(7,000)
Interest income	20,000	24,000
Total other income, net	20,000	17,000

Loss before income taxes	(8,089,000)	(3,025,000)

Income tax benefit	(1,713,000)	(1,203,000)

Net loss	$(6,376,000)	$(1,822,000)

Basic loss per share	$(0.49)	$(0.14)

Diluted loss per share	$(0.49)	$(0.14)

Basic weighted average shares outstanding	12,892,000	12,849,000

Diluted weighted average shares outstanding	12,892,000	12,849,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED

(Unaudited)

	September 29, 2012	October 1, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(6,553,000)	$205,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,285,000	5,761,000
Stock-based compensation	230,000	287,000
Non-cash interest expense on note payable	—	39,000
Deferred income taxes	(1,905,000)	(145,000)
Gift card breakage	(212,000)	(469,000)
Amortization of deferred income for co-branded credit card	(858,000)	(652,000)
Amortization of deferred rent	(1,656,000)	(1,352,000)
Gain from insurance proceeds	—	(41,000)
Proceeds from insurance recovery	—	80,000
Change in assets and liabilities:
Decrease in receivables and income tax receivable	836,000	441,000
Increase in inventories	(1,731,000)	(6,443,000)
Increase in prepaid expenses and other current assets	(399,000)	(78,000)
Increase in accounts payable	1,409,000	3,504,000
Decrease in accrued liabilities, accrued compensation and other liabilities	(760,000)	(2,557,000)

Net cash used in operating activities	(6,314,000)	(1,420,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities	(8,285,000)	(4,087,000)
Maturities of marketable securities	9,284,000	17,447,000
Proceeds from insurance recovery	190,000	71,000
Certificates of deposit — restricted	—	(500,000)
Purchase of equipment and leasehold improvements	(7,010,000)	(1,914,000)

Net cash provided by (used by) investing activities	(5,821,000)	11,017,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of note payable	—	(413,000)
Proceeds from the issuance of common stock	—	23,000

Net cash used in financing activities	—	(390,000)

Net increase (decrease) in cash and equivalents	(12,135,000)	9,207,000
Cash and equivalents, at beginning of period	22,509,000	4,609,000
Cash and equivalents, at end of period	$10,374,000	$13,816,000

Supplemental disclosure of cash flow information:
Income taxes paid	$209,000	$295,000
Interest paid	$—	$23,000

Supplemental disclosure of non-cash investing and financing activities:
Accrued fixed asset additions	$59,000	$74,000
Prepaid stock-based compensation	$24,000	$22,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” or “our” mean Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. Under the trade name “Cache”, we operated 262 women’s apparel specialty stores, as of September 29, 2012.

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

2.              STOCK BASED COMPENSATION

Stock-based compensation expense for all stock-based awards programs, including grants of stock options, is recorded in accordance with “Compensation-Stock Compensation”, Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). During the 39- and 13-week periods ended September 29, 2012, the Company recognized approximately $230,000 and $68,000, respectively, in stock-based compensation expense and for the comparable periods ended October 1, 2011, the Company recognized approximately $287,000 and $83,000 respectively. The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. The Company granted no stock options during the 39- and 13-week periods ended September 29, 2012 and October 1, 2011.  No excess tax benefits were recognized from the exercise of stock options during the 39-week periods ended September 29, 2012 and October 1, 2011. During the first quarter of fiscal 2012, 14,000 shares of the Company’s common stock were issued for services to its board members. The total fair value of the issued common stock was approximately $95,000 of which, approximately $71,000 and $23,000 were included in stock-based compensation expense for the 39-and 13-week periods ended September 29, 2012, respectively. The remaining cost is expected to be recognized over the remainder of fiscal 2012. Comparatively, during the first quarter of fiscal 2011, 21,200 shares of the Company’s common stock were issued for services to its board members. The total fair value of the issued common stock was approximately $86,000, of which approximately $64,000 and $21,000 were included in stock-based compensation expense for the 39- and 13-week periods ended October 1, 2011, respectively.

During the 39- week period ended September 29, 2012, the Company granted 12,000 shares of restricted stock awards of the Company’s common stock, which had a weighted average grant date fair value of $6.70. These restricted shares will contingently vest over a three-year period, based on the Company meeting performance goals. During the 13- week period ended September 29, 2012, the Company granted no restricted stock awards of the Company’s common stock.  Comparatively, during the 39 and 13-week periods ended October 1, 2011, the Company granted restricted stock awards representing 52,000 and 6,000 shares, respectively, of the Company’s common stock, which had a weighted average grant date fair value of $4.54 and $5.53, respectively. A portion of these restricted stock awards will contingently vest over a three-year period, based on the Company meeting performance goals, and a portion will vest over the requisite service period.

3.             BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per share has been computed based upon the weighted average of common shares outstanding. Diluted earnings (loss) per share also includes the dilutive effect of potential common shares (dilutive stock options and unvested restricted stock awards) outstanding during the period. Income (loss) per common share has been computed as follows:

	39-Weeks Ended		13-Weeks Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Net income (loss)	$(6,553,000)	$205,000	$(6,376,000)	$(1,822,000)
Basic weighted number of average shares outstanding	12,882,000	12,831,000	12,892,000	12,849,000
Incremental shares from assumed issuances of stock options and restricted stock awards	—	28,000	—	—
Diluted weighted average number of shares outstanding	12,882,000	12,859,000	12,892,000	12,849,000

Net income (loss) per share - Basic	$(0.51)	$0.02	$(0.49)	$(0.14)
- Diluted	$(0.51)	$0.02	$(0.49)	$(0.14)

Options and unvested restricted common shares of 1,176,675 were excluded from the computation of diluted loss per share for the 39- and 13-week period ended September 29, 2012 because of the net loss incurred by the Company.  Options to purchase 736,675 common shares were excluded from the computation of diluted earnings per share for the 39-week period ended October 1, 2011, due to the anti-dilutive effect caused by the exercise price exceeding the average market price. Unvested restricted common shares of 149,997 were excluded from the computation of diluted earnings per share for the 39-week period ended October 1, 2011, due to contingent restricted shares not meeting their performance goals.

Options and unvested restricted common shares of 1,008,008 were excluded from the computation of diluted loss per share for the 13-week period ended October 1, 2011 because of the net loss incurred by the Company.

4.             RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The Company does not expect that the adoption of ASU 2012-02 will have a material impact on the Company’s consolidated financial statements.

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

As of September 29, 2012, the Company’s marketable securities primarily consist of short-term certificates of deposit. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company’s held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value.

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

The fair value of our marketable securities, which was determined based upon Level 1 inputs, totaled $3.0 million, $4.0 million and $7.6 million, as of September 29, 2012, December 31, 2011 and October 1, 2011, respectively. For the fiscal periods ended September 29, 2012, December 31, 2011 and October 1, 2011, the aggregate amount of marketable securities (maturing greater than 90 days and less than one year) totaled approximately $3.0 million, $4.0 million and $7.6 million, respectively. The Company noted small variances between the book value and fair value due to the remaining unamortized premiums. As a result, no impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments. Interest income is recognized when earned.

Fair Value of Financial Instruments

The carrying amounts of certificates of deposit, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to their short-term nature. At October 1, 2011, the Company’s note payable included imputed interest at 5% and the fair market value of this note was not readily determinable because comparable instruments did not exist. The 5% imputed interest represented the Company’s average return on its investment portfolio at the inception of the note.

6.              RECEIVABLES

	September 29,	December 31,	October 1,
	2012	2011	2011
Construction allowances	$34,000	$343,000	$56,000
Third party credit cards	1,531,000	2,172,000	1,658,000
Other	729,000	888,000	590,000
	$2,294,000	$3,403,000	$2,304,000

At September 29, 2012 and December 31, 2011 the Company’s income tax receivable was $245,000 and $162,000, respectively, which resulted from quarterly federal and state tax estimated payments.  There was no income tax receivable at October 1, 2011.

7.              INVENTORIES

	September 29,	December 31,	October 1,
	2012	2011	2011
Raw materials	$1,166,000	$1,590,000	$1,305,000
Work-in-process	2,784,000	1,221,000	2,526,000
Finished goods	19,856,000	19,264,000	18,401,000
	$23,806,000	$22,075,000	$22,232,000

8.              EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	September 29,	December 31,	October 1,
	2012	2011	2011

Leasehold improvements	$49,344,000	$49,425,000	$51,304,000
Furniture, fixtures and equipment	38,694,000	35,004,000	35,300,000
	88,038,000	84,429,000	86,604,000
Less: accumulated depreciation and amortization	(67,516,000)	(65,492,000)	(65,953,000)
	$20,522,000	$18,937,000	$20,651,000

9.              ACCRUED LIABILITIES

	September 29,	December 31,	October 1,
	2012	2011	2011
Gift cards, merchandise credit cards and other customer deposits and credits	$4,097,000	$3,916,000	$3,623,000
Taxes, including income taxes	1,491,000	2,185,000	1,686,000
Operating expenses	1,821,000	1,826,000	1,501,000
Deferred income — co-branded credit card program	1,184,000	1,031,000	956,000
Group insurance	619,000	609,000	584,000
Sales return reserve	338,000	451,000	273,000
Fixed asset additions	59,000	199,000	74,000
	$9,609,000	$10,217,000	$8,697,000

10.       OTHER LIABILITIES

The Company’s other liabilities are comprised of the following:

	September 29, 2012	December 31, 2011	October 1, 2011
Deferred rent	$8,937,000	$10,114,000	$10,766,000
Deferred income — co-branded credit card program	691,000	1,373,000	1,514,000
	$9,628,000	$11,487,000	$12,280,000

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

There were outstanding letters of credit under this facility of $1.5 million at September 29, 2012.

12.       INCOME TAXES

The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. At December 31, 2011, the Company maintained $8.8 million of net deferred tax assets, of which approximately $5.1 million related to federal tax operating loss carry-forwards and $1.6 million related to state tax net operating loss (“NOL”) carry-forwards. In addition, during the 39-week period ended September 29, 2012, the Company recorded an income tax benefit of $1.8 million, primarily related to the net loss incurred. The Company established a federal valuation allowance of $5.8 million, $4.6 million, and $5.1 million as of September 29, 2012, December 31, 2011 and October 1, 2011, respectively. For state income tax purposes, the Company had established a valuation allowance of $638,000, $538,000 and $650,000 as of September 29, 2012,  December 31, 2011, and October 1, 2011, respectively. The valuation allowances are primarily to reserve for the possible non-utilization of NOL carry-forwards, which may not be realized in future periods before the NOLs expire.

At September 29, 2012, December 31, 2011 and October 1, 2011, the current portion of net deferred tax assets and liabilities of $388,000, $354,000 and $281,000, respectively, were included in prepaid expenses and other current assets, while the non-current portion of net deferred tax assets and liabilities of $10.4 million, $8.5 million and $9.0 million, respectively, were included in other assets on the Company’s accompanying condensed consolidated balance sheets. These amounts are net of the valuation allowance discussed above.

When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of September 29, 2012, December 31, 2011 and October 1, 2011, the Company had no reserve recorded for potential tax contingencies. During the 39-week period ended October 1, 2011, the Company recorded a reversal of the state income tax reserve of $277,000, net of federal benefit based upon the completion of a state income tax audit of the Company’s state income tax returns.

13.       COMMITMENTS AND CONTINGENCIES

The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss. The Company had no guarantees, subleases or assigned lease obligations as of September 29, 2012, December 31, 2011 or October 1, 2011.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 39-week and 13-week periods ended September 29, 2012 and October 1, 2011, respectively, expressed as a percentage of net sales.

	39-Weeks Ended		13-Weeks Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.3	57.0	68.0	59.4
Gross profit	38.7	43.0	32.0	40.6
Store operating expenses	35.3	34.8	39.9	37.9
General and administrative expenses	8.5	8.3	9.8	8.9
Operating loss	(5.1)	(0.1)	(17.7)	(6.2)
Interest expense	0.0	0.0	0.0	0.0
Interest income	0.0	0.0	0.0	0.0
Loss before income taxes	(5.1)	(0.1)	(17.7)	(6.2)
Income tax benefit	(1.1)	(0.2)	(3.7)	(2.5)
Net income (loss)	(4.0)%	0.1%	(14.0)%	(3.7)%

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	39-Weeks Ended		13-Weeks Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Total store count, at end of period	262	279	262	279
Net sales increase (decrease)	1.5%	6.9%	(5.9)%	6.9%
Comparable store sales increase (decrease)	4.0%	6.4%	(2.9)%	5.7%
Average sales per transaction increase (decrease)	(6.6)%	11.1%	(12.8)%	6.8%
Average number of transactions increase (decrease)	11.3%	(4.2)%	11.3%	(1.1)%
Net sales per average square foot	$265	$264	$74	$80
Total square footage, at end of period (in thousands)	528	565	528	565

Net sales

During the 39-week period ended September 29, 2012, net sales increased to $163.4 million from $161.0 million, an increase of $2.4 million, or 1.5%, as compared to the same 39-week period last year.  The increase in net sales is primarily due to an increase in comparable store sales of $6.1 million, or 4.0%, which was partially offset by a decrease in non-comparable store sales of $4.0 million. Included in comparable store sales are e-commerce sales of $18.5 million during the 39-week period, as compared to $8.7 million in the prior year period. The increase in e-commerce business is due to our new e-commerce platform, e-commerce marketing efforts, as well as an increase in promotional activity. The increase in net sales for the period reflected an 11.3% increase in average number of transactions, partially offset by a 6.6% decrease in average dollar per transactions.

During the 13-week period ended September 29, 2012, net sales decreased to $45.8 million from $48.7 million, a decrease of $2.9 million, or 5.9%, as compared to the same 13-week period last year. The decrease in net sales is primarily due to a decrease in comparable store sales of approximately $1.3 million or 2.9% and a decrease in non-comparable store sales of $1.5 million. Included in comparable store sales are e-commerce sales of $5.9 million during the 13-week period, as compared to $2.4 million in the prior year period. The decrease in net sales for the quarter reflected a 12.8% decrease in average dollars per transaction, partially offset by an 11.3% increase in sales transactions.

Gross profit

During the 39-week period ended September 29, 2012, gross profit decreased to $63.2 million from $69.2 million, a decrease of $6.0 million, or 8.6%, as compared to the same 39-week period last year. This decrease was primarily due to higher markdowns. As a percentage of net sales, gross profit decreased to 38.7% from 43.0% for the current 39-week period, as compared to the prior year period, primarily due to an increase in markdowns.

During the 13-week period ended September 29, 2012, gross profit decreased to $14.7 million from $19.8 million, a decrease of $5.1 million, or 25.8%, as compared to the same 13-week period last year. This decrease was primarily due to a decrease in net sales as described above, as well as higher markdowns.  As a percentage of net sales, gross profit decreased to 32.0% from 40.6% for the current 13-week period, as compared to the prior year period, primarily due to an increase in markdowns. The leverage impact from lower sales as it relates to occupancy and operational costs in our design, production and sourcing departments, also contributed to the decrease in gross margin for the current period.

Store operating expenses

During the 39-week period ended September 29, 2012, store operating expenses increased to $57.7 million from $56.0 million, an increase of $1.7 million, or 3.1%, as compared to the same 39-week period last year. Store operating expenses increased primarily due to an increase in marketing expense of $1.9 million, an increase in e-commerce related expenses of $652,000 to support the expansion of our e-commerce, partially offset by a decrease in depreciation expense of $362,000 as well as a decrease in payroll and payroll-related costs of $480,000.  The increase in marketing expense was primarily due to an increase in e-commerce marketing efforts.  The decrease in depreciation expense was primarily due to certain assets being fully depreciated, coupled with the impairment of 14 underperforming stores during the fourth quarter of fiscal 2011.  The decrease in payroll and payroll-related costs was attributable to fewer stores and better utilization of payroll hours. As a percentage of net sales, for the fiscal 2012 39-week period, store operating expenses increased to 35.3% from 34.8% as compared to the prior year period due to the increase in store operating expenses.

During the 13-week period ended September 29, 2012, store operating expenses decreased to $18.3 million from $18.5 million, a decrease of $195,000, or 1.1%, as compared to the same 13-week period last year. Store operating expenses decreased primarily due to a decrease in payroll and payroll related costs of $571,000, a decrease in credit card fees of $86,000, and a decrease in health insurance expense of $86,000, which was partially offset by an increase in marketing expense of $417,000 and e-commerce related expenses of $239,000 to support the expansion of our e-commerce business. The decrease in payroll and payroll-related costs was attributable to fewer stores and better utilization of payroll hours. The decrease in credit card fees was primarily due to the decrease in sales. The decrease in health insurance was primarily due to a decrease in health insurance claims. The increase in marketing expense was primarily due to an increase in e-commerce marketing efforts.  As a percentage of net sales, store operating expenses increased to 39.9% from 37.9% for the current 13-week period, as compared to the prior year period due to the decrease in net sales.

General and administrative expenses

During the 39-week period ended September 29, 2012, general and administrative expenses increased to $14.0 million from $13.3 million, an increase of $627,000, or 4.7%, as compared to the same 39-week period last year, primarily due to an increase in professional fees of $397,000 and an increase in payroll and payroll-related costs of $138,000.  Professional fees in fiscal 2011 included an insurance reimbursement of $450,000 for legal fees in connection with a previously disclosed lawsuit that was resolved in April 2, 2011. This reimbursement in fiscal 2011 is the primary driver for the increase in professional fees this year.  As a percentage of net sales, general and administrative expenses increased to 8.5% from 8.3% in fiscal 2011, primarily due to the increase in general and administrative expenses in fiscal 2012.

During the 13-week period ended September 29, 2012, general and administrative expenses increased to $4.5 million from $4.3 million, an increase of $163,000, or 3.8%, as compared to the to the same 13-week period last year, primarily due to an increase in professional fees of $91,000.  As a percentage of net sales, general and administrative expenses increased to 9.8% from 8.9% in fiscal 2011, primarily due to the decrease in net sales as well as the increase in general and administrative expenses in fiscal 2012.

Other income/(expense)

During the 39-week period ended September 29, 2012, net other income increased to $62,000 from $30,000, an increase of $32,000, as compared to the same 39-week period last year. This increase was primarily due to a reduction in interest expense of $38,000, as a result of the settlement of the note payable to the principals of Adrienne Victoria Designs, Inc. in December 2011.

During the 13-week period ended September 29, 2012, net other income increased to $20,000 from $17,000, an increase of $3,000, as compared to the same 13-week period last year. This increase was primarily due to a reduction in interest expense of $7,000, as a result of the settlement of the above mentioned note payable in December 2011.

Income taxes

During the 39-week period ended September 29, 2012, an income tax benefit of $1.8 million was recorded, as compared to an income tax benefit of $318,000 in the same 39-week period last year. During the 13-week period ended September 29, 2012, an income tax benefit of $1.7 million was recorded, as compared to an income tax benefit of $1.2 million in the same 13-week period last year. The estimated effective tax rate for fiscal 2012 is projected to be 37.4%, exclusive of any tax valuation allowance, as compared to the fiscal 2011 estimate of 41.1%. During the 39- week and 13-week periods ended September 29, 2012 the Company increased its valuation allowance by $1.3 million to reserve for possible non-utilization of federal and state NOL carry-forwards, which may not be utilized in future periods before the NOLs expire. During the prior year 39-week period, the Company recorded a reversal of a state income tax reserve of $277,000, net of federal benefit, as a result of the completion of a state income tax audit.

Net income/(loss)

As a result of the factors discussed above, a net loss of $6.6 million and $6.4 million were recorded during the 39- and 13-week periods ended September 29, 2012, respectively. Comparatively, the Company recorded net income of $205,000 and a net loss of $1.8 million during the 39- and 13-week periods ended October 1, 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements are primarily for working capital, inventory for new stores, construction of new stores, remodeling of existing stores and to improve and enhance our information technology systems. We have historically satisfied our cash requirements principally through cash flow from operations. During the 39-week period ended September 29, 2012, we used $6.3 million of cash flow from operations, as compared to $1.4 million used during the same period in fiscal 2011.  We expect to continue to meet our operating cash requirements primarily through cash flows from operating activities, existing cash and equivalents, and short-term investments. At September 29, 2012, we had working capital of $22.8 million which included cash and marketable securities of $16.4 million. The cash and marketable securities at September 29, 2012, included certificates of deposit of $3.0 million, that have been placed by the Company as collateral against a one-year credit facility.

The following table sets forth our cash flows for the periods indicated:

	39-Weeks Ended
	September 29, 2012	October 1, 2011
Net cash used in operating activities	$(6,314,000)	$(1,420,000)
Net cash provided by (used in) investing activities	(5,821,000)	11,017,000
Net cash used in financing activities	—	(390,000)
Net increase (decrease) in cash and equivalents	$(12,135,000)	$9,207,000

During the 39-week period ended September 29, 2012, cash and equivalents decreased by $12.1 million, primarily due to the purchase of equipment and leasehold improvements of $7.0 million, and cash used in operating activities of $6.3 million, primarily driven by the net loss, partially offset by net matured investments of $1.0 million.

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

The Company had outstanding letters of credit of $1.5 million, $2.3 million and $1.6 million at September 29, 2012, December 31, 2011 and October 1, 2011, respectively.

Inflation / Recession

The Company does not believe that its sales revenue or operating results have been materially impacted by inflation during the past two fiscal years. There can be no assurance, however, that our sales revenue or operating results will not be impacted by inflation in the future.

Ongoing macroeconomic conditions continue to affect the sales volume and profitability levels of our Company.  Furthermore, we believe that continuing limitations on the availability of consumer credit, especially of credit cards, continue to adversely affect customer demand for our products, which adversely affects our business, financial condition and results of operations

Many of our suppliers rely on working capital financing to fund their operations.  As a result of current economic conditions, lenders continue to maintain stringent credit standards and terms. To the extent that any of our suppliers are unable to obtain adequate credit or their borrowing costs increase, the suppliers may cease operations, we may experience delays in obtaining products, the suppliers may increase their wholesale prices to us or they may modify payment terms in a manner that is unfavorable to us.  Any of the foregoing or other unforeseen circumstances could adversely affect our net sales or gross margins, which could adversely affect our business, financial condition and results of operations.

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

Inventories. Our finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our earnings. We believe that our RIM provides an inventory valuation, which results in a carrying value at the lower of cost or market. Inventories other than finished goods at retail stores, called production inventory, primarily consist of piece goods, trim and work-in-process. The Company values production inventory at lower of cost or market value using first-in-first-out valuation method. The Company reviews the inventory for factors such as age, obsolescence, potential use or other factors that may indicate a decline in its value. The Company records a reserve against the cost of the production inventory to account for any decline in its value.

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

•                  store closings; or

•                  underperforming business trends.

The Company evaluates finite long-lived assets in accordance with “Impairment or Disposal of Long-Lived Assets” under Topic 360 “Property, Plant and Equipment” of the FASB ASC. Finite-lived assets are evaluated for recoverability in accordance with Topic 360 of the FASB ASC whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges were recorded during the 39-week periods ended September 29, 2012 and October 1, 2011. The Company recorded an impairment charge of $719,000 for 14 underperforming stores during the fourth quarter of fiscal 2011.

Self Insurance. The Company is self-insured for losses and liabilities related primarily to employee health and welfare claims up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.  The Company’s earnings were impacted by an increase in employee health and welfare expense of $105,000 for the 39-week period and decrease of $86,000 for the 13-week period ended September 29, 2012. Adjustments to earnings resulting from changes in historical loss trends were not significant for the 39- and 13-week periods ended September 29, 2012.  We maintain stop-loss insurance coverage, which covers us for benefits paid in excess of limits as defined in the plan.

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

The Company recorded breakage income of $212,000 and $469,000 during the 39-week periods ended September 29, 2012 and October 1, 2011, respectively.

Revenue Recognition.  Sales are recognized at the “point of sale,” which occurs when merchandise is sold in an “over-the-counter” transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. The Company recorded a net decrease in sales return reserve of approximately $113,000 and $274,000 for the 39-week periods ended September 29, 2012 and October 1, 2011, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred at our stores for shipping and handling are included in cost of sales. The Company records revenues net of applicable sales tax.

The Company’s co-branded customer credit card program, which was introduced during fiscal 2007, entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. During the 39-week periods ended September 29, 2012 and October 1, 2011, the Company received $316,000 and $560,000, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards was $858,000 and $652,000 for the 39-week periods ended September 29, 2012 and October 1, 2011, respectively.

The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program, the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded was $332,000 and $307,000 for the 39-week periods ended September 29, 2012 and October 1, 2011, respectively.

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

Income Taxes. The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. At December 31, 2011, the Company maintained $8.8 million of net deferred tax assets, of which approximately $5.1 million related to federal tax operating loss carry-forwards and $1.6 million related to state tax NOL carry-forwards. In addition, during the 39-week period ended September 29, 2012, the Company recorded an income tax benefit of $1.8 million, primarily related to the net loss incurred. The Company established a federal valuation allowance of $5.8 million, $4.6 million and $5.1 million as September 29, 2012, December 31, 2011 and October 1, 2011. For state income tax purposes, the Company established a valuation allowance in the amount of $638,000, $538,000 and $650,000 as of September 29, 2012,  December 31, 2011and October 1, 2011, respectively.  The valuation allowances are primarily to reserve for the possible non-utilization of NOL carry-forwards, which may not be realized in future periods before the NOLs expire.

At September 29, 2012 and October 1, 2011, the current portion of net deferred tax assets and liabilities of $388,000 and $281,000, respectively, were included in prepaid expenses and other current assets, while the non-current portion of net deferred tax assets and liabilities of $10.4 million and $9.0 million, respectively, were included in other assets, on the Company’s accompanying condensed consolidated balance sheets. These amounts are net of the valuation allowance discussed above.

When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions.  As of September 29, 2012, December 31, 2011 and October 1, 2011, the Company had no reserve recorded for tax contingencies. During the 39-week period ended October 1, 2011, the Company recorded a reversal of the state income tax reserve of $277,000, net of federal benefit, based on the completion of a state income tax audit of the Company’s state income tax returns.

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

During the 39-week period ended September 29, 2012, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is exposed to a number of asserted and unasserted potential claims.  Management does not believe that the resolution of any of these matters will result in a material loss.  The Company had no guarantees, subleases or assigned lease obligations as of September 29, 2012, December 31, 2011 or October 1, 2011.

ITEM 6.  EXHIBITS

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Cache Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 29, 2012, December 31, 2011 and October 1, 2011, (ii) the Condensed Consolidated Statements of Operations for the Thirty-Nine Weeks Ended September 29, 2012 and October 1, 2011, (iii) the Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended September 29, 2012 and October 1, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended September 29, 2012 and October 1, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2012
CACHE, INC.

BY:	/s/ Thomas E. Reinckens
Thomas E. Reinckens
Chairman and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Margaret J. Feeney
Margaret J. Feeney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)