Form 10-K
period 2012-12-29
CACHE INC
filed 2013-03-12
CIK 350199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 29, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $40 million as of June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of $4.60 of the registrant's Common Stock as reported on the Nasdaq Global Select Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

         As of March 8, 2013, 13,380,366 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CACHE, INC.
FORM 10-K ANNUAL REPORT
DECEMBER 29, 2012

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

        Except for the historical information and current statements contained in this Annual Report on Form 10-K, certain matters discussed herein, including, without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Forward-looking statements, written, oral or otherwise made, represent the Company's expectation or belief concerning future events. Without limiting the foregoing, the words "believes," "thinks," "anticipates," "estimates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Although the Company believes the statements are based on reasonable assumptions, there can be no assurance that these expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by forward-looking statements due to a number of important factors, including, without limitation, general economic conditions and consumer spending patterns, industry trends, merchandise and fashion trends, competition, vendor procurement issues, the ability to obtain financing and the factors discussed under "Item 1A. Risk Factors." The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable securities laws.

PART I

ITEM 1.    BUSINESS

Overview; Recent Developments

        Cache, Inc. was incorporated in Florida on April 25, 1975. Our principal place of business is located at 1440 Broadway, New York, New York 10018 and our telephone number is (212) 575-3200. When this report uses the words "Cache", "the Company", "we", "us", and "our", these words refer to Cache, Inc., and its subsidiaries, unless the context otherwise requires. All references in this report to "fiscal 2012," "fiscal 2011" and "fiscal 2010" mean the fiscal year ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

        We are a nationwide, mall- and web- based specialty retailer of lifestyle sportswear and dresses targeting style-conscious women. Our merchandise offerings extend from elegant eveningwear to sophisticated casual and daytime sportswear, which encompasses a variety of tops, bottoms, dresses and accessories, all of which are sold under our Cache brand, although during fiscal 2013 we intend to explore the possibility of also offering products under labels other than Cache. We believe the appeal of our merchandise is enhanced through the intimate boutique-like environment we offer to our customers. This environment is achieved through a high level of customer service combined with our smaller store format, which averages approximately 2,000 square feet. As of December 29, 2012, we operated 260 stores, primarily situated in central locations in high traffic, upscale malls, in 42 states, Puerto Rico and the U.S. Virgin Islands.

        We target women between the ages of 25 and 45 through our differentiated merchandising mix. Our brand appeals to a woman who has a youthful attitude, is self-confident and fashion-conscious. Our sportswear embodies a mix of lifestyle separates for both day and evening. Our stores carry a range of diverse merchandise, which includes dresses for daytime, evening and special occasions. We believe that we continue to be an important dress resource and destination for our target customers. Our accessories complement the seasonal themes and palettes of our sportswear and dresses.

        We continued to face a challenging retail environment in fiscal 2012, particularly in women's apparel which remained very promotional, as our markdowns and discounts remained high. In fiscal 2013, we hired Jay Margolis in February 2013 as the Company's new Chairman and Chief Executive

Officer ("CEO"), which is expected to have a significant impact on our product offerings and merchandising strategies. Mr. Margolis is a highly accomplished executive with over 30 years of retail, merchandising and product development experience in the specialty retail industry. He is a seasoned merchandising executive with a proven track record in revamping product lines and leading successful business turnarounds.

        In connection with announcing the hiring of Mr. Margolis, we also announced that Mr. Margolis and certain other investors have committed to invest in our Company and we have agreed to conduct a rights offering, in each case pursuant to an Investment Agreement, dated February 5, 2013, as amended by Amendment No. 1, dated as of March 12, 2013 (as so amended, the "Backstop and Investment Agreement"). The rights offering and other transactions contemplated by the Backstop and Investment Agreement will raise between approximately $8.0 million and $13.8 million and are intended to raise capital to provide us with the financial resources to return to profitability and growth under the leadership of Mr. Margolis. For additional information relating to these transactions, including expected changes to our Board of Directors, see "Item 13. Certain Relationships and Related Party Transactions, and Director Independence—The Backstop and Investment Agreement and Related Transactions" and "Item 9B. Other Information."

        During fiscal 2012, we opened two stores and closed 21 stores. To date, during fiscal 2013, we have closed nine stores and expect to close approximately five additional stores. These closed stores, and the additional stores that we expect to close, had negative profitability in fiscal 2012, so their closures are expected to have a positive impact on fiscal 2013 earnings. In fiscal 2012, the Company recorded accelerated depreciation of fixed assets of $166,000 and a net gain of $268,000 from the reversal of deferred rent partially offset by lease termination costs, which were substantially negotiated and paid in December 2012 for the stores closed in fiscal 2013. We do not currently anticipate opening any new Cache stores in fiscal 2013, and plan to remodel approximately five stores and partially remodel approximately nine stores in fiscal 2013.

        During the fourth quarter of fiscal 2012, we recorded a pre-tax impairment charge of approximately $1.1million for 26 underperforming stores. See Item 7 and Note 8 to the consolidated financial statements contained herein for additional details.

        On May 1, 2012, we amended our one year credit facility with Bank of America (the "Bank"). Under this facility, we may direct the Bank to issue letters of credit up to a total of $3.0 million. Any outstanding letters of credit under this facility are collateralized by a security interest in various certificates of deposit held by us and our subsidiaries with the Bank, amounting to a total of $3.0 million. This one year credit facility will expire on April 30, 2013. We are currently reviewing our future requirements for a credit facility and we plan to initiate discussion with our bankers to renew this credit line or negotiate a new credit facility.

Merchandising, Design and Production

        Our merchandising focuses on providing an attractive sophisticated selection of sportswear and dresses extending from casual and daytime sportswear into elegant day and eveningwear, as well as a collection of complementary accessories. All of our merchandise is sold under our own Cache label, although during fiscal 2013, we intend to explore the possibility of also offering products under labels other than Cache.

Merchandise

        We design and market three general categories of merchandise:

        Sportswear.    Sportswear consists of related tops and bottoms, versatile enough to be worn during the day or out for evening events. Price points for sportswear in our stores generally range from $24 to $328.

        Dresses.    Dresses range from shorter lengths for day-time, cocktail, as well as day-into-evening wear to special occasion long dresses. Price points for dresses in our stores generally range from $118 to $698.

        Accessories.    Accessories consist primarily of jewelry, belts and handbags selected to complement our sportswear and dress selections. Price points for accessories in our stores generally range from $12 to $98.

        While the majority of our merchandise is the same in all of our stores, we employ both lower priced merchandise and higher priced merchandise in select locations.

        The following table indicates the percentage of net sales by merchandise category at our retail stores for each of the periods indicated below:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Sportswear	53.3%	57.0%	57.9%
Dresses	40.1	35.0	33.3
Accessories	6.6	8.0	8.8

Total	100.0%	100.0%	100.0%

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

Production, Sourcing and Distribution

        Our production team coordinates the sourcing of merchandise purchases from third-party vendors. The production team also sources fabric and arranges for the manufacture of goods through our third-party vendors. Finished goods are then received using one of two methods. Merchandise is either shipped to our third-party distribution centers, or it is drop shipped directly to our stores from our third-party vendors. We also use third-party distribution centers for merchandise replenishment, which ensures that our stores, when they experience a rapid sell through of our products, are adequately stocked. Our five largest vendors accounted for 32% of the dollar volume of our purchases and our largest vendor accounted for 13% of the dollar volume of our purchases during fiscal 2012. The terms of our relationships with our vendors generally are not contractual.

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

        Our store design is intended to reflect a modern, feminine and inviting place for our customers to shop while showcasing our merchandise in an appealing manner. During the latter part of fiscal 2012, in an enhancement to our store design, we invested in new full body mannequins for a majority of our stores. These mannequins replaced our torso only mannequins, which allows us to present our tops, bottoms and jewelry in a more lifelike manner. In addition, we invested in picture frames in approximately 30% of our stores to improve the marketing and imaging in the store with respect to pricing and fashion. We have also added shelving into these stores to improve presentation and unit capacity.

        We generally remodel stores as leases come up for renewal. We remodeled nine stores in fiscal 2011, eight stores in fiscal 2012, and expect to remodel approximately five stores and partially remodel nine stores in fiscal 2013. Most store remodels take from six to eight weeks. During this period, we typically utilize temporary locations in the mall near our existing locations so that customers can continue to shop for our merchandise.

Store Management and Training

        We organize our stores into regions and districts, which are overseen by four regional vice presidents and 25 district managers. Each of our district managers is typically responsible for eight to ten stores. We generally staff a majority of our stores with an average of one opening employee, two mid-day employees and two closing employees.

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

E-Commerce

        We successfully re-launched our website, www.cache.com, on our new e-commerce platform with a supporting fulfillment center in August 2011. The re-launched website provided us with the ability to showcase our products in a more enticing, desirable manner as well as to offer enhanced online promotions. Since the re-launch, we have seen significant sales growth and positive customer feedback as a result of the improved online shopping experience. E-commerce sales were $25.9 million, $12.9 million and $8.9 million in fiscal 2012, 2011 and 2010, respectively.

        We further improved the visitor's online experience in 2012 with the addition of several new site enhancements, including product ratings and reviews, automated product recommendations, enhanced on-site search and live chat. We also expanded our social media presence through the creation of branded experiences on Twitter, Pinterest, and Instagram, in addition to Facebook and YouTube, and made it easier for site visitors to share products with other individuals in their social networks. Furthermore, we established paid search, display advertising and affiliate marketing programs that helped expand our brand presence online and acquire new customers. In 2013, we intend to continue to focus on improving the site experience for visitors and introducing additional initiatives to acquire new customers, such as new payment options (PayPal, Bill Me Later), improved on-site merchandising (top rated and best-selling items), personalization, optimized checkout, and omnichannel functionality (online visibility to store availability. In November 2012, we launched an international version of our e-commerce site that allows customers in 110 countries to place orders. To date since the launch, we have shipped to 35 countries.

Store Locations

        As of December 29, 2012, we operated 260 stores located in 42 states, as well as Puerto Rico and the U.S. Virgin Islands.

        The following table indicates our stores by state as of December 29, 2012:

Alabama	5	Maine	1	Oklahoma	2
Arizona	5	Maryland	5	Oregon	2
Arkansas	1	Massachusetts	7	Pennsylvania	8
California	28	Michigan	6	Rhode Island	2
Colorado	3	Minnesota	2	South Carolina	5
Connecticut	3	Mississippi	1	Tennessee	5
Delaware	1	Missouri	3	Texas	21
Florida	40	Nebraska	1	Utah	2
Georgia	8	Nevada	7	Virginia	11
Hawaii	3	New Hampshire	2	Washington	4
Illinois	9	New Jersey	12	West Virginia	1
Indiana	2	New Mexico	1	Wisconsin	2
Kansas	2	New York	11	Puerto Rico	1
Kentucky	3	North Carolina	8	US Virgin Islands	2
Louisiana	4	Ohio	8

        The following table indicates the number of stores opened and closed over the five fiscal years ended December 29, 2012:

Fiscal Period	Stores Open at Beginning of Period	Stores Opened During Period	Stores Closed During Period	Stores Open at End of Period	Total Square Footage
FY2008	297	13	14	296	598,000
FY2009	296	4	14	286	576,000
FY2010	286	4	8	282	571,000
FY2011	282	0	3	279	565,000
FY2012	279	2	21	260	526,000

New Store Development

        Substantially all our stores are located in malls. We currently operate five street locations and one outlet store. We do not currently anticipate opening any new Cache stores in fiscal 2013, and plan to remodel approximately five stores and partially remodel approximately nine stores in fiscal 2013.

Marketing and Promotion

        In addition to our e-commerce marketing initiatives, our marketing program currently consists of direct marketing through direct mail and email. Cache maintains a database of approximately 5.8 million names from customers that have provided their contact information. Using this database, we send mailings during most months targeting various customer groups, in addition to multiple promotional email notifications. Our systems allow us to review how customers respond to various offers and from the customers' responses we are able to adjust future offerings.

        Our brand is also supported by visual merchandising, which consists of window displays, front table layouts and various in-store promotions. Visual merchandising is an important component of our marketing and promotion strategy, since our mall locations provide us with significant foot traffic. We make decisions regarding store displays and signage at the corporate level, ensuring a consistent appearance throughout all our stores. During the latter part of fiscal 2012, in an enhancement to our store design, we invested in new full body mannequins for a majority of our stores. These mannequins replaced our torso-only mannequins, which allows us to present our tops, bottoms and jewelry in a more lifelike manner. We also invested in picture frames in approximately 30% of our stores to improve the marketing and imaging in the store with respect to pricing and fashion. In addition, we encourage store management to become involved in community affairs, such as participating in local charity fashion shows, to expand our brand recognition and meet potential customers.

        For a discussion of our e-commerce-related market initiatives, see "E-commerce."

Competition

        The market for women's sportswear, dresses and accessories is highly competitive. We compete primarily with specialty retailers of women's apparel and department stores located in the same mall or a nearby location, some of which may have greater financial resources, marketing capabilities or brand recognition than we have. To a lesser extent, we also compete with online retailers, some of which do not have physical stores. We believe our target customers choose to purchase apparel based on the following factors:

  •
  Trend-right style and fashion;

  •
  Fit and comfort;

  •
  Customer service;

  •
  Shopping convenience and environment; and

  •
  Value.

Information Systems

        Our information systems integrate all major aspects of our business, including merchandise planning, purchasing, inventory control, distribution, sales and finance. Our POS system, which uses a wide area network allows us to add various functionalities, including the ability to process debit card transactions, centralize credit authorizations, enhance labor scheduling, centralize our customer database, manage our customer loyalty program, speed up customer transaction time and analyze real-time sales data. Our information systems have also enabled us to implement our e-commerce strategy by enhancing our online promotions, merchandise delivery and customer service.

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

Employees

        As of December 29, 2012, we had approximately 2,735 employees, of whom approximately 912 were full-time employees and approximately 1,823 were part-time employees. These employees consisted of approximately 2,562 store personnel and approximately 173 non-store personnel including field management. The Company increases the number of seasonal part time employees during the holiday selling season, in order to improve store coverage during that time. Consequently the total number of employees are reduced after the holiday selling season and as of March 8, 2013, total employee head count was approximately 2,451. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

ITEM 1A.    RISK FACTORS

        You should carefully consider the risks described below, together with the other information included in this Annual Report. If any of these risks actually occur, our business, results of operations and financial condition could suffer. In that case, the market price of our common stock could decline, and you may lose all or part of your investment.

         Macroeconomic conditions have adversely impacted our business and results of operations and may continue to do so.

        The retail sector is affected by macroeconomic factors, including changes in international, national, regional and local economic conditions, employment levels and consumer spending patterns. Furthermore, because our customer traffic and sales volume are largely derived from the volume of consumer traffic in the malls in which we operate, we are adversely affected by general declines in mall traffic. The economic slowdown that began in 2008 has adversely affected and continues to adversely affect our results of operations. Continued uncertainty in or a worsening of the economy generally or in a number of our markets could adversely affect our financial position and results of operations.

         Our success depends on our ability to respond rapidly to ever-changing fashion trends and customer demands.

        Customer tastes and fashion trends change rapidly. Our success depends in large part on our ability to anticipate the fashion tastes of our customers, to respond to changing fashion tastes and consumer demands, and to translate market trends into fashionable merchandise on a timely basis. However, the lead times associated with our planning and merchandising strategies could increase our risk of misjudging fashion trends or styles. If we are unable to anticipate, identify or react to changing styles or trends, our sales may decline and we may be faced with excess inventories. If this occurs, we may be forced to rely on additional markdowns or promotional sales to dispose of excess or slow-moving inventory. This could also cause us to miss opportunities. In addition, if we misjudge fashion tastes and our customers come to believe that we are no longer able to offer fashions that appeal to them, our sales and brand image may suffer. All of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

         We may be adversely impacted at any time by a significant number of competitors.

        The women's apparel market is highly competitive, fragmented and characterized by low barriers to entry. We compete against a diverse group of retailers, including traditional department stores, national and local specialty retail stores, internet-based retailers and mail order retailers. Many of our competitors, particularly traditional department stores and national specialty retail stores, are larger and have significantly greater resources to expend on marketing and advertising campaigns. In addition, many of these competitors have greater name recognition in general than we do. We cannot assure you that we will be successful in competing against existing or future competitors. Our expansion into markets served by our competitors or entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition and results of operations.

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

        Our net sales and net income are generally highest each year during our fourth fiscal quarter (October, November and December) and lowest in our third fiscal quarter (July, August and September). Sales during any period cannot be used as an accurate indicator of our annual results. Any decrease in sales during the fourth quarter in a given year, such as that which occurred during the fourth quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011, could hurt our profitability.

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

        Our quarterly results of operations for our individual stores have fluctuated significantly in the past and will continue to fluctuate in the future. Since the beginning of fiscal 2010, our quarterly comparable sales at Cache stores have ranged from an increase of 12.4% to a decrease of 6.8%. Our comparable store sales and quarterly results of operations are affected by a variety of factors, most of which we cannot control, including:

  •
  General economic conditions, general mall traffic and consumer spending patterns;

  •
  Fashion trends;

  •
  Calendar shifts of holiday or seasonal periods;

  •
  The effectiveness of our inventory management;

  •
  Changes in our merchandise mix;

  •
  The timing of promotional events;

  •
  Weather conditions; and

  •
  Actions of competitors or events that affect other mall tenants and/or our e-commerce initiatives.

         Our success depends in part on the efforts of our management team.

        Our success in managing our business and implementing our business and growth strategies depends on the abilities and experience of our management team. If we were to lose the services of one or more members of this team, in particular Jay Margolis, our Chairman and CEO, we may be unable to find a suitable replacement in a timely manner. This in turn could adversely affect our business, financial condition and results of operations.

        Mr. Margolis joined our Company on February 5, 2013. We may experience difficulty in integrating Mr. Margolis into our Company. In addition, pursuant to the employment agreement that we entered into with Mr. Margolis, if our shareholders do not approve the issuances of shares in the rights offering and under the Backstop and Investment Agreement on or before July 5, 2013, then Mr. Margolis may resign from his positions with the Company without any continuing obligations to us.

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

        We source our products directly from unaffiliated manufacturers and vendors. Most of these manufacturers and vendors utilize overseas factories. Furthermore, similar to most other specialty retailers, we have short selling seasons for much of our inventory. Factors outside of our control, such as manufacturing or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, cancellation charges or excessive markdowns, all of which could have a material adverse effect on our business, financial condition and results of operations.

         Our success depends in part on maintaining good relationships with our key vendors.

        During fiscal 2012, we purchased approximately 32% of our product from five vendors of which one vendor accounted for 13% of our product purchased. The terms of our relationships with our vendors generally are not contractual and do not assure adequate supply or pricing on a long-term basis. If one or more of these vendors ceased to sell to us or significantly altered the terms of our relationship, we may be unable to obtain merchandise in a timely manner, in the desired styles, fabrics or colors, or at the prices and volumes we wish to purchase. This could hurt our ability to respond to changing fashion trends and thus our sales and profitability.

         Substantially all our merchandise is produced in foreign facilities. This subjects us to the risks of international trade and other risks generally associated with doing business in foreign markets.

        We and substantially all of our vendors utilize overseas production facilities. The failure of foreign manufacturers to ship products to us in a timely manner could result in our stores lacking needed inventory. Any event causing a disruption of imports, including financial or political instability, currency fluctuations, terrorism or heightened security, trade restrictions in the form of tariffs or quotas or both, political or military conflict involving the United States or other countries, or the migration of manufacturers, could negatively affect our business, financial condition and results of operations. These adverse impacts may include increased cost to us and reductions in the supply of merchandise.

         We rely on our manufacturers to use acceptable ethical business practices, and if they fail to do so, the Cache brand name could suffer reputational harm and our sales could decline or our inventory supply could be interrupted.

        We do not control our manufacturers or their labor and other business practices. If one of our manufacturers violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, our reputation could be damaged and the shipment of finished products to us could be interrupted. Either of these events could have a material adverse effect on us.

         We rely on third parties to distribute our merchandise. If these third parties do not adequately perform this function, our business would be disrupted.

        The efficient operation of our business depends on the ability of the Company and its vendors to ship merchandise through third-party carriers, such as United Parcel Service, directly to our individual stores. These carriers typically employ personnel represented by labor unions and have experienced labor difficulties in the past. Due to our reliance on these parties for our shipments, interruptions in shipments could adversely affect our business, financial condition and results of operations. Increases in fuel prices may also increase our shipping costs, which could adversely affect our business, financial condition and results of operations.

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

        Our e-commerce operations are subject to numerous risks, including: (i) rapid technological change and the implementation of new systems and platforms; (ii) diversion of sales from our stores; (iii) liability for online content; (iv) violations of state or federal laws, including those relating to online privacy; (v) credit card fraud; (vi) the failure of the computer systems that operate our website and their related support systems, including computer viruses; and (vii) telecommunications failures, electronic break-ins and similar disruptions. Any failure of our systems, policies or procedures to protect against such risks could materially damage our brand and reputation as well as result in significant damage claims, any of which could have a material adverse impact on our business, financial condition and results of operations.

         Because our Cache brand is associated with all of our merchandise, our success depends heavily on the value associated with our brand. If the value associated with our brand were to diminish, our sales could decrease, adversely affecting our financial condition and results of operations.

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

        Our information systems integrate all major aspects of our business, including merchandise planning, purchasing, inventory control, distribution, sales and finance. Our POS system, which uses a wide area network, allows us to add various functionalities, including the ability to process debit card transactions, centralize credit authorizations, enhance labor scheduling, centralize our customer database, manage our customer loyalty program, speed up customer transaction time and analyze real-time sales data. We are dependent on these information systems for the efficient operation of our business, including our e-commerce initiatives.

        We may experience operational problems with our information systems as a result of system failures, computer viruses, security breaches, misplaced or lost data, acts of vandalism, natural disasters, power loss, programming and/or human error or other similar events. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by any failure on our part to successfully maintain or perform additional upgrades to our systems, could cause information to be lost or delay our ability to process and make use of that information in our business, which may adversely affect us. In addition, if future changes in technology cause our information systems to become obsolete, or if our current information systems prove to be inadequate to support our business, it could adversely affect our business, financial condition and results of operations.

         We must protect against security breaches or other disclosures of private data of our customers as well as of our employees and other third parties.

        We rely on our computer hardware and software systems for the efficient operation of our retail stores and e-commerce initiatives. We have systems and processes in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite our safeguards and security processes and protections, we cannot be assured that all of our systems and processes are free from vulnerability to security breaches by third parties or inadvertent data disclosure by us. Any security breach involving the misappropriation, loss or other unauthorized use or disclosure of confidential information could severely damage our reputation and our relationship with our clients, expose us to risks of litigation and liability and adversely affect our business.

         Our marketing efforts rely upon the effective use of customer information. Restrictions on the availability or use of customer information could adversely affect our marketing initiatives, which could adversely affect our business and results of operations.

        We use customer information to market to our customers. Any limitations imposed on the use of such consumer data, whether imposed by federal or state governments or business partners, could have an adverse effect on our marketing activities. In addition, to the extent our security procedures and protection of customer information prove to be insufficient or inadequate, we may become subject to litigation, which could expose us to liability and cause damage to our reputation or brand.

         Our business is subject to numerous regulations. Changes in or violations of such regulations could adversely impact us.

        Our business is subject to numerous regulations, including customs, truth-in-advertising, truth-in-lending, consumer protection, zoning and occupancy, employment laws, and regulations and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise, the use of proprietary credit cards and the operation of retail stores and distribution facilities. If any of these laws change, or are violated by our employees, importers, buying agents, manufacturers or distributors, such change or violation could have a material adverse effect on our business, financial condition and results of operations.

         If new legislation restricting the importation or increasing the cost of textiles and apparel produced abroad is enacted, our business could be adversely affected.

        Legislation that would restrict the importation or increase the cost of textiles and apparel produced abroad has been periodically introduced in Congress. The enactment of new legislation, international trade regulation, or executive action affecting international textile or trade agreements, could adversely affect our business. International trade agreements that can provide for tariffs and/or quotas can increase the cost and limit the amount of product that can be imported.

Risks Related to our Common Stock

         There can be no assurance that we will consummate the rights offering and the other issuances contemplated by the Backstop and Investment Agreement.

        Pursuant to the Backstop and Investment Agreement, in a transaction separate from the rights offering, (a) each of MFP Partners, L.P. ("MFP Partners") and Mill Road Capital, L.P. ("Mill Road") has severally and not jointly agreed to purchase from us the number of shares of common stock equal to its full pro rata share (as of the record date) of the number of shares of common stock to be offered pursuant to the rights offering, (b) each of MFP Partners, Mill Road and Mr. Margolis has agreed, severally and not jointly, to purchase from us a specified number of shares such that the gross proceeds to us from the rights offering, the issuance of shares to MFP Partners and Mill Road as described in clause (a) above and the backstop commitment described in this clause (b) will be $8.0 million, and (c) each of Mill Road and Mr. Margolis has agreed to purchase from us additional shares of common stock in such amount, if any, sufficient to enable them to acquire an aggregate of $3.5 million and $1.0 million of common stock, respectively, to the extent they are not able to otherwise acquire such amounts pursuant to the transactions described in clauses (a) and (b) of this sentence. We refer to the transactions described in clauses (a), (b) and (c) of the foregoing sentence as the "pro rata investment," the "backstop commitment" and the "top-up investment," respectively, and we refer to MFP Partners, Mill Road and Mr. Margolis collectively as the "Investors."

        The proceeds from the rights offering and the issuances of shares pursuant to the Backstop and Investment Agreement are intended to raise capital to provide us with the financial resources to return to profitability and growth under the leadership of Mr. Margolis. However, we cannot assure you that the capital raised through the rights offering and the other issuances contemplated by the Backstop and Investment Agreement will be consummated or that the capital raised pursuant to such issuances will be sufficient for these purposes. If the rights offering is not approved by our shareholders, neither Mr. Margolis nor the other Investors will purchase any shares of our common stock pursuant to the Backstop and Investment Agreement. If we are unable to complete the rights offering and the other issuances contemplated by the Backstop and Investment Agreement, such failure would materially and adversely affect our business, financial results and prospects.

         Your ownership interest will be diluted if the transactions contemplated by the Backstop and Investment Agreement are consummated.

        We have entered into the Backstop and Investment Agreement with MFP Partners, Mill Road and Jay Margolis, under which MFP Partners and Mill Road have agreed to make the pro rata investment, MFP Partners, Mill Road and Jay Margolis have made the backstop commitment, and Mill Road and Mr. Margolis have agreed, if applicable, to make the top-up investment. The issuance of shares pursuant to the pro rata investment, backstop commitment and the top-up investment will result in the dilution of your ownership interest.

        As of March 8, 2013, MFP Partners and Mill Road beneficially owned approximately 16.5% and 3.1%, respectively, of our outstanding common stock. Assuming the conditions to the consummation of the transactions contemplated by the Backstop and Investment Agreement are satisfied, we will issue an aggregate of 798,546 shares and 150,625 shares of common stock to MFP Partners and Mill Road, respectively, pursuant to the pro rata investment. In addition, if no subscription rights are exercised in the rights offering, in addition to the shares issued to MFP Partners and Mill Road pursuant to the pro rata investment, we will issue an aggregate of 1,322,666 shares, 1,970,587 shares and 606,060 shares of common stock to MFP Partners, Mill Road and Jay Margolis, respectively, pursuant to the backstop commitment. Under such circumstances, and assuming that shares of restricted stock held by Mr. Reinckens are forfeited pursuant to his Separation Agreement (as defined below), MFP Partners' and Mill Road's ownership percentage of our outstanding common stock would increase to approximately 23.9% and 14.0%, respectively, and Mr. Margolis' ownership percentage of common stock would be 3.4%, in each case after giving effect to the foregoing transactions.

        If the rights offering is fully subscribed, we will issue 798,546 shares and 150,625 shares to MFP Partners and Mill Road, respectively, pursuant to the pro rata investment, and an additional 1,970,587 shares to Mill Road and 606,060 shares to Mr. Margolis pursuant to the top-up investment. Under such circumstances, assuming MFP Partners and Mill Road exercise their basic subscription rights pursuant to the rights offering, and assuming that shares of restricted stock held by Mr. Reinckens are forfeited pursuant to his Separation Agreement (as defined below), MFP Partners, Mill Road and Mr. Margolis will own approximately 17.6%, 12.4% and 2.8% of our common stock, respectively, after giving effect to the foregoing transactions.

        In addition, because the subscription rights pursuant to the rights offering are transferable, MFP Partners and Mill Road have the right to acquire subscription rights from other holders of rights and exercise such rights in the rights offering. In the event MFP Partners and Mill Road so acquire and exercise subscription rights, or exercise over-subscription rights pursuant to the rights offering, the ownership percentage of MFP Partners and Mill Road would increase above the percentages set forth in the previous paragraphs. Any shares acquired by MFP Partners or Mill Road pursuant to these subscription rights will not affect the number of shares that either of them purchase pursuant to the pro rata investment or that Mill Road purchases pursuant to the top-up investment.

         MFP Partners and Mill Road may exert significant influence on our corporate affairs and actions, including those submitted to a shareholder vote.

        As of March 8, 2013, MFP Partners and Mill Road beneficially owned approximately 16.5% and 3.1%, respectively, of our outstanding common stock. If the rights offering and the other transactions contemplated by the Backstop and Investment Agreement are consummated, MFP Partners and Mill Road will own at least approximately 13.9% and 11.7% of our shares of common stock, respectively, and as much as approximately 23.9% and 14.0% of our common stock, respectively, in each case taking into account the shares of restricted stock Mr. Reinckens will forfeit. In addition, because the subscription rights pursuant to the rights offering are transferable, MFP Partners and Mill Road have the right to acquire subscription rights from other holders of rights and exercise such rights in the rights offering. In the event MFP Partners and Mill Road so acquire and exercise subscription rights, or exercise over-subscription rights pursuant to the rights offering, the ownership percentage of MFP Partners and Mill Road would increase above such percentages. Accordingly, MFP Partners and Mill Road may have considerable influence on our corporate affairs and actions, including those submitted to a shareholder vote. MFP Partners and Mill Road also have certain rights to representation on our Board of Directors and its committees as provided in the Voting Agreement, dated as of February 5, 2013 (the "Voting Agreement"). The interests of MFP Partners and Mill Road may be different from your interests.

        See "Certain Relationships and Related Transactions and Director Independence—The Backstop and Investment Agreement and Related Transactions" for further information concerning the matters discussed in this Risk Factor.

         The rights offering and the other issuances contemplated by the Backstop and Investment Agreement may cause the price of our common stock to decrease.

        The subscription price relating to the rights offering and the other issuances contemplated by the Backstop and Investment Agreement of $1.65 per share is lower than the average of the closing sales prices of our common stock over the twenty (20) trading day period ended March 8, 2013. The announcement of the rights offering and the other issuances contemplated by the Backstop and Investment Agreement and their respective terms, including the subscription price, together with the number of shares of common stock we may issue if such transactions are completed, have resulted in and may result in further changes in the trading price of our common stock. Furthermore, if a substantial number of subscription rights pursuant to the rights offering are exercised and the holders of the shares received upon exercise of those subscription rights choose to sell some or all of those shares, the resulting sales could depress the market price of our common stock.

         Our share price has fluctuated significantly and could continue to fluctuate significantly

        During fiscal 2012, the market price of our common stock has ranged from $2.00 to $7.88 per share. The stock market has, from time to time and especially since the fourth quarter of fiscal 2008, experienced extreme price and volume fluctuations. The market price for our common stock may change significantly in response to various factors, including:

  •
  Periodic variations in the actual or anticipated financial results of our business or other companies in the retail industry;

  •
  A shortfall in net sales or net income from that expected in securities analysts' estimates or from that expected by investors;

  •
  Changes in our liquidity and capital resources;

  •
  Material announcements by or developments affecting us or our competitors;

  •
  Sales, including pursuant to the transactions contemplated by the Backstop and Investment Agreement, or repurchases of a substantial number of common shares; and

  •
  Adverse changes in general market conditions or economic trends.

        In the past, companies that have experienced volatility in the market price of their shares have been the subject of securities class action litigation. If we become involved in securities class action litigation in the future, it could result in substantial costs and diversion of our management's attention and resources, thus harming our business.

         Shares eligible for public sale could adversely affect our stock price.

        The market price for our common stock could decline as a result of sales by shareholders of a large number of shares of our common stock in the market or the perception that such sales may occur. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Of the estimated 21,611,335 shares that could be outstanding following the completion of the rights offering and the other issuances contemplated by the Backstop and Investment Agreement (assuming (x) the rights offering is fully subscribed and (y) MFP Partners and Mill Road have exercised their basic subscription rights pursuant to the rights offering and (z) the other issuances pursuant to the Backstop and Investment Agreement are consummated in accordance with such agreement):

  •
  11,442,032 shares generally will be freely tradable in the public market; and

  •
  7,094,418 shares held by MFP Partners, Mill Road and Mr. Margolis (which includes (x) shares to be issued to such parties pursuant to the rights offering and under the Backstop and Investment Agreement and (y) shares held by such parties as of February 15, 2013) will be freely tradable in the public market, upon the effectiveness of the Resale Registration Statement or upon registration pursuant to the Registration Rights Agreement (as defined under "—Our registration of shares held by MFP Partners, Mill Road and Mr. Margolis may cause the price of our common stock to decrease").

        In addition:

  •
  295,675 additional shares will be eligible for issuance pursuant to options presently outstanding under our existing stock option plans, which shares we anticipate will be freely tradable once issued;

  •
  286,223 restricted shares will be outstanding (assuming the forfeiture of certain shares of restricted stock by Mr. Reinckens pursuant to his Separation Agreement) which are subject to vesting, which shares we anticipate will be freely tradable once vested; and

  •
  1,000,000 additional shares will be eligible for issuance pursuant to options issued to Mr. Margolis, which shares we anticipate will not be freely tradable once issued.

        Furthermore, Andrew M. Saul, who is one of our directors, and Thomas E. Reinckens, who is our former Chairman of the Board of Directors and Chief Executive Officer, are currently subject to certain transfer restrictions relating to 1,699,334 shares and 249,828 shares (which includes certain restricted shares subject to vesting) owned by such persons, respectively. These transfer restrictions will lapse upon the earlier to occur of (i) two trading days following the closing date of the issuance of shares in the rights offering and under the Backstop and Investment Agreement and (ii) 30 days following the termination of the Backstop and Investment Agreement. See "Certain Relationships and Related Transactions and Director Independence—The Backstop and Investment Agreement and Related Transactions—Voting and Standstill Agreements" for further information with respect to such transfer restrictions.

         Our registration of shares held by MFP Partners, Mill Road and Mr. Margolis may cause the price of our common stock to decrease.

        Pursuant to the Backstop and Investment Agreement, we will file a shelf registration statement (the "Resale Registration Statement") on Form S-3 registering offers and sales of the shares to be acquired by MFP Partners, Mill Road and Mr. Margolis pursuant to the Backstop and Investment Agreement.

        In addition, we have agreed to enter into a Registration Rights Agreement (the "Registration Rights Agreement") with each of MFP Partners and Mill Road upon the closing of the rights offering and the other issuances contemplated by the Backstop and Investment Agreement. Pursuant to the Registration Rights Agreement, each of MFP Partners and Mill Road will each have demand rights on two occasions and unlimited piggyback registration rights relating to any shares of our common stock held by such parties. MFP Partners and Mill Road will also have the right to require us to file a shelf registration statement relating to such shares as one of such demand rights.

        The shares that we register pursuant to the Resale Registration Statement and any registration statement we file pursuant to the Registration Rights Agreement will be eligible for trading in the public market. The trading of these additional shares of common stock in the public market could have an adverse effect on the market price of our common stock and could impair our future ability to obtain capital through an offering of equity securities.

         Our management will have broad discretion over the use of the proceeds from the rights offering and the other transactions contemplated by the Backstop and Investment Agreement. You may not agree with how we use the proceeds and we may not use the proceeds successfully.

        We have complete discretion over the use of the proceeds from the rights offering and the other transactions under the Backstop and Investment Agreement. In addition, market factors may require us to allocate portions of the proceeds for unintended purposes. Accordingly, you will be relying on our management with regard to the use of the proceeds from the rights offering and the other transactions under the Backstop and Investment Agreement. It is possible that the proceeds will be invested in a way that does not yield a favorable, or any, return for the Company.

         Provisions of our governing documents could discourage acquisition proposals or delay a change in our control, and this may adversely affect the market price of our common stock or deny our shareholders a chance to realize a premium on their shares.

        Our articles of incorporation and by-laws contain provisions, including those listed below, that could make it more difficult for a third party to acquire control of us, even if that change in control would be beneficial to our shareholders:

  •
  Our Board of Directors has the authority to issue common stock and preferred stock and to determine the price, rights and preferences of any new series of preferred stock without further shareholder approval; and

  •
  There are limitations on who can call special meetings of shareholders.

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

        Our leases expire at various dates through 2028. In most instances, we have renewal options at increased rents. The following table indicates the periods during which our store leases expire.

Fiscal Years
Present - 2015	118
2016 - 2018	94
2019 - 2021	27
2022 - 2028	21

Totals	260

        Our corporate office is a 20,000 square foot facility located at 1440 Broadway in New York City. We lease this space under a 10-year lease through 2014 at an average rate of approximately $588,000 per year. During fiscal 2012, we leased a 25,830 square foot facility at 256 West 38th Street in New York City under a lease through 2023 at an average rate of $876,000 per year. This facility houses our merchandising, design, production and sourcing departments.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

a.
The principal market on which the Company's common stock is being traded is The NASDAQ Global Select Market. The stock symbol is CACH. The price range of the high and low sales prices for the Company's common stock during 2012 and 2011, by fiscal quarters, are as follows:

	Fiscal 2012		Fiscal 2011
Fiscal period	High	Low	High	Low
First Fiscal Quarter	$7.88	$5.42	$4.92	$3.62
Second Fiscal Quarter	$7.19	$3.78	$6.44	$4.32
Third Fiscal Quarter	$4.89	$2.80	$6.14	$4.88
Fourth Fiscal Quarter	$3.45	$2.00	$6.47	$4.72
b.
As of March 8, 2013, there were approximately 255 registered holders of record of the Company's common stock.

c.
The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors.

d.
The following table summarizes our equity compensation plans as of December 29, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for the future issuance under equity compensation plans (excluding securities reflected in column(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	665,675	$12.61	77,247
Equity compensation plans not approved by security holders	—	—	—

Total	665,675	$12.61	77,247

In connection with hiring Mr. Margolis, the Company granted Mr. Margolis a stock option to purchase 1,000,000 shares of the Company's common stock with an exercise price equal to $3.34, the closing price of the Company's common stock on the date of the grant. The option vests in equal installments on the first, second and third anniversary of the grant date, subject to accelerated vesting upon a change of control or termination without cause. Any unvested portion of the option will be forfeited upon termination of employment by Mr. Margolis for any reason or due to death or disability. The vested and unvested portions of the option will be forfeited upon a termination of employment for cause. The option grant made to Mr. Margolis was awarded as stock options that qualify as an inducement grant pursuant to the NASDAQ Listing Rules.

The Company also has issued 504,334 shares of restricted common stock which were outstanding at the end of fiscal 2012 pursuant to the Company's 2008 Stock Option and Performance Incentive Plans. See "Item 6. Selected Financial Data."

ITEM 6.    SELECTED FINANCIAL DATA

        The following Selected Consolidated Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

	52 WEEKS ENDED	52 WEEKS ENDED		52 WEEKS ENDED	53 WEEKS ENDED	52 WEEKS ENDED
	DEC. 29, 2012	DEC. 31, 2011		JAN. 1, 2011	JAN. 2, 2010	DEC. 27, 2008
	(in thousands, except per share and operating data)
STATEMENT OF INCOME DATA:
Net sales	$224,210	$223,880		$206,519	$219,775	$265,728
Cost of sales	140,299	127,461		127,662	131,990	156,036

Gross profit	83,911	96,419		78,857	87,785	109,692

Store operating expenses	77,687	76,024		75,901	79,167	95,339
General and administrative expenses	18,542	17,428	(7)	19,987	18,341	21,296
Exit costs	—	—		—	(65)	2,757 (5)
Impairment charges	1,118 (6)	719	(6)	10,066 (6)	2,744 (6)	2,137 (6)
Employee separation charge	—	—		—	1,987 (7)	—

Operating income (loss)	(13,436)	2,248		(27,097)	(14,389)	(11,837)

Other income, net(1)	73	17		26	32	463

Income (loss) before income taxes	(13,363)	2,265		(27,071)	(14,357)	(11,374)
Income tax provision (benefit)	(1,285) (8)	184	(8)	(4,639) (8)	(5,663)	(4,252)

Net income (loss)	$(12,078)	$2,081		$(22,432)	$(8,694)	$(7,122)

Earnings per share(2):
Basic earnings (loss) per share	$(0.90)	$0.16		$(1.73)	$(0.67)	$(0.53)
Diluted earnings (loss) per share	$(0.90)	$0.16		$(1.73)	$(0.67)	$(0.53)
Weighted average shares outstanding(2):
Basic	13,418	13,157		12,975	12,976	13,432
Diluted	13,418	13,161		12,975	12,976	13,432
Store data:
Total number of stores open
At the end of period	260	279		282	286	296
Total average sales per square foot(3)	$364	$367		$340	$353	$424
Sales Data
Total sales increase (decrease)	0.1%	8.4%		(6.0)%	(17.3)%	(3.2)%
Comparable stores: Cache/Cache Luxe(4)	2.7%	8.1%		(2.3)%	(18.0)%	(4.3)%
Total square footage (in thousands)	526	565		571	576	598
BALANCE SHEET AND OTHER DATA:
Working capital	$17,420	$34,368		$28,263	$41,923	$43,461
Total assets	$74,625	$84,645		$85,990	$110,997	$119,525
Total short and long-term debt	$—	$—		$1,837	$2,833	$4,402
Stockholders' equity	$39,041	$50,797		$48,312	$70,283	$79,163
Ratio of current assets to current liabilities	1.65:1	2.54:1		2.20:1	2.79:1	3.13:1
Inventory turnover ratio	6.48:1	6.73:1		7.88:1	6.78:1	5.90:1
Capital expenditures	$8,970	$2,817		$3,448	$1,976	$10,673
Depreciation and amortization	$7,176	$7,784		$9,421	$11,855	$12,774
Book value per share	$2.91	$3.79		$3.69	$5.45	$5.97

(1)
Other income consists of interest income, interest expense and miscellaneous income.

(2)
Diluted weighted average shares for fiscal 2011 include 4,174 shares due to the potential exercise of stock options that were outstanding and exercisable during the year. Options to purchase 736,675 common shares were excluded from the computation of diluted earnings per share for fiscal 2011 due to the anti-dilutive effect caused by the exercise price exceeding the average market price. Options of 665,675, 777,675, 752,675 and 732,675 were excluded from the computation of diluted earnings per share for fiscal 2012, 2010, 2009 and 2008, respectively, because of the net loss incurred by the Company. The table above reflects for all periods presented the issuance of all restricted stock awards as if issued on the original grant date. In prior periods, the Company previously had been issuing restricted stock awards only when the awards vested. This change in reporting had no effect on the Company's financial position, operations or cash flows during any of the periods and the only changes are in the number of shares outstanding in all fiscal years, net income (loss) per share for fiscal 2010 and 2009 as well as changes to the book value per share for fiscal 2011, 2010, 2009 and 2008. The weighted average number of shares attributable to restricted stock awards in each of fiscal 2012, 2011, 2010, 2009 and 2008 was approximately 531,000, 319,000, 196,000, 181,000 and 103,000, respectively.

(3)
Average sales per square foot are calculated by dividing net sales by the weighted average store square footage available.

(4)
Comparable store sales data is calculated based on the net sales of stores open at least 12 full months at the beginning of the period for which the data are presented.

(5)
Includes a charge of $2.8 million for the closure of several Cache and Cache Luxe stores.

(6)
Consists of impairment charges of approximately $1.1million for 26 underperforming stores, $719,000 for 14 underperforming stores, $974,000 for 15 underperforming stores, $1.9 million for 23 underperforming stores and $1.1 million for 12 underperforming stores for fiscal 2012, 2011, 2010, 2009 and 2008, respectively. In addition, includes impairment charges of approximately $9.1 million and $1.0 million against the carrying value of the Company's goodwill, for its Adrienne Victoria Designs, Inc. ("AVD") reporting unit, for fiscal 2010 and 2008, respectively. Includes an impairment charge of approximately $891,000 against the carrying value of the Company's intangible assets associated with its wholesale division—Mary L. for fiscal 2009.

(7)
Charges recorded in fiscal 2009 in connection with separation agreements entered into with two of the Company's then executive officers totaled $2.0 million. Included in fiscal 2011 general and administrative expenses is a reduction in legal fees of $345,000, related to the settlement of the note payable to the principals of AVD.

(8)
Includes a $5.7 million non-cash tax charge, related to a valuation allowance against a portion of the deferred tax assets in fiscal 2010. Includes reversal of $562,000 in the deferred tax assets valuation allowance and a reversal of a state income tax reserve of $271,000, net of federal benefit, as a result of the completion of a state income tax audit in fiscal 2011. Includes a $3.8 million non-cash tax charge related to an increase in the valuation allowance against deferred tax assets in fiscal 2012.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        We are a nationwide, mall- and web-based specialty retailer of lifestyle sportswear and dresses targeting style-conscious women. Our merchandise offerings extend from elegant eveningwear to sophisticated casual and daytime sportswear, which encompasses a variety of tops, bottoms, dresses and accessories, all of which are sold under our Cache brand, although during fiscal 2013 we intend to explore the possibility of also offering products under labels other than Cache. We believe the appeal of our merchandise is enhanced through the intimate boutique-like environment we offer to our customers. This environment is achieved through a high level of customer service combined with our smaller store format, which averages approximately 2,000 square feet. As of December 29, 2012, we operated 260 stores, primarily situated in central locations in high traffic, upscale malls, in 42 states, Puerto Rico and the U.S. Virgin Islands.

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

        For the fiscal year ended December 29, 2012, sportswear accounted for 53%, dresses for 40% and accessories for 7% of our net sales. Our price points generally range from $24 to $328 for sportswear, $118 to $698 for dresses and $12 to $98 for accessories.

Overview

Hiring of Mr. Margolis; Backstop and Investment Agreement and Related Transactions

        We continued to face a challenging retail environment in fiscal 2012, particularly in women's apparel which remained very promotional as our markdowns and discounts remained high. In fiscal 2013, we hired Mr. Margolis as the Company's new Chairman and CEO, which is expected to have a significant impact on our product offerings and merchandising strategies. Mr. Margolis is a highly accomplished executive with over 30 years of retail, merchandising and product development experience in the specialty retail industry. He is a seasoned merchandising executive with a proven track record in revamping product lines and leading successful business turnarounds.

        In connection with hiring Mr. Margolis, the Company and the Investors entered into the Backstop and Investment Agreement, pursuant to which the Company agreed to commence an $8.0 million rights offering of its common stock. Pursuant to the Backstop and Investment Agreement, in a transaction separate from the rights offering, (a) each of MFP Partners and Mill Road has severally and not jointly agreed to purchase from us the number of shares of common stock equal to its full pro rata share (as of the record date) of the number of shares of common stock to be offered pursuant to the rights offering, (b) each of MFP Partners, Mill Road and Mr. Margolis has agreed, severally and not jointly, to purchase from us a specified number of shares such that the gross proceeds to us from the rights offering, the issuance of shares to MFP Partners and Mill Road as described in clause (a) above and the backstop commitment described in this clause (b) will be $8.0 million, and (c) each of Mill Road and Mr. Margolis has agreed to purchase from us additional shares of common stock in such amount, if any, sufficient to enable them to acquire an aggregate of $3.5 million and $1.0 million of common stock, respectively, to the extent they are not able to otherwise acquire such amounts pursuant to the transactions described in clauses (a) and (b) of this sentence. These transactions will raise between approximately $8.0 million and $13.8 million and are intended to raise capital to provide us with the financial resources to return to profitability and growth under the leadership of Mr. Margolis. There can be no assurance that we will consummate the rights offering and the other transactions contemplated by the Backstop and Investment Agreement.

E-Commerce Initiatives

        We successfully re-launched our website, www.cache.com, on our new e-commerce platform with a supporting fulfillment center in August 2011. The re-launched website provided us with the ability to showcase our products in a more enticing, desirable manner as well as to offer enhanced online promotions. Since the re-launch, we have seen significant sales growth and positive customer feedback as a result of the improved online shopping experience. E-commerce sales were $25.9 million, $12.9 million and $8.9 million in fiscal 2012, 2011 and 2010, respectively.

        We further improved the visitor's online experience in 2012 with the addition of several new site enhancements, including product ratings and reviews, automated product recommendations, enhanced on-site search and live chat. We also expanded our social media presence through the creation of branded experiences on Twitter, Pinterest, and Instagram, in addition to Facebook and YouTube, and made it easier for site visitors to share products with other individuals in their social networks. Furthermore, we established paid search, display advertising and affiliate marketing programs that helped expand our brand presence online and acquire new customers. In 2013, we intend to continue to focus on improving the site experience for visitors and introducing additional initiatives to acquire new customers, such as new payment options (PayPal, Bill Me Later), improved on-site merchandising (top rated and best-selling items), personalization, optimized checkout, and omnichannel functionality (online visibility to store availability and order in store/ship to home). In November 2012, we launched an international version of our e-commerce site that allows customers in 110 countries to place orders. To date since the launch, we have shipped to 35 countries.

Store Opening and Closings

        During fiscal 2012, we opened two new stores and closed 21 stores. To date, during fiscal 2013, we have closed nine stores and expect to close approximately five additional stores. These closed stores, and the additional stores that we expect to close, had negative profitability in fiscal 2012, so their closures are expected to have a positive impact on fiscal 2013 earnings. In fiscal 2012, the Company recorded accelerated depreciation of fixed assets of $166,000 and a net gain of $268,000 from the reversal of deferred rent partially offset by lease termination costs, which were substantially negotiated and paid in December 2012 for the stores closed in fiscal 2013. We do not currently anticipate opening any new stores in fiscal 2013. We plan to remodel approximately five stores and partially remodel nine stores in fiscal 2013.

        During the fourth quarter of fiscal 2012, we recorded a pre-tax impairment charge of approximately $1.1 million for 26 underperforming stores. See Impairment Charges in Results of Operations for the 52 weeks ended December 29, 2012.

Key Financial and Operating Performance Indicators

        The key indicators of financial condition and operating performance set forth in the following table are some of the indicators we use to evaluate the performance of our business. Some of the items that are included in our revenues and expenses are discussed in the following table:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Total store count, at end of period	260	279	282
Net sales increase (decrease)	0.1%	8.4%	(6.0)%
Comparable store sales increase (decrease)	2.7%	8.1%	(2.3)%
Net sales per square foot	$364	$367	$340
Total square footage (in thousands)	526	565	571

        Net sales.    Net sales consist of sales from comparable stores and non-comparable stores, as well as credit card activation fees and sales royalties. A store is not included in comparable store sales until the first day of the fiscal month following the twelfth full month of sales. Non-comparable store sales include sales generated at new stores prior to the period when they are considered comparable stores and sales generated from stores that we have since closed. Comparable stores sales percentages shown in the chart above are calculated based upon the number of weeks in the respective fiscal year. Internet sales are included in comparable store sales.

        Also included in net sales is the Company's co-branded customer credit card program which entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract.

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

        Shipping and handling.    Amounts billed to customers for shipping and handling fees are included in net sales. Costs incurred for shipping and handling are included in cost of sales.

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

  •
  store closings; or

  •
  underperforming business trends.

        The Company evaluates finite-lived assets in accordance with "Impairment or Disposal of Long-Lived Assets" under Topic 360 "Property, Plant and Equipment" of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC"). Finite-lived assets are evaluated for recoverability in accordance with Topic 360 of the FASB ASC whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. The Company evaluated its finite-lived assets during fiscal 2012, 2011 and 2010 and, as a result, recorded an impairment charge of $1.1 million for 26 underperforming stores, $719,000 for 14 underperforming stores and $974,000 for 15 underperforming stores, respectively.

        Intangible Assets.    Intangible assets consist of various trade names associated with the Cache name. The Company evaluates its intangible assets in accordance with "Intangibles—Goodwill and Other", Topic 350 of the FASB ASC. During fiscal 2010, the Company performed impairment testing, which considered the Company's fair value to determine whether an impairment charge related to the carrying value of the Company's recorded goodwill and other intangible assets associated with its Adrienne Victoria reporting unit was necessary. The Company considered many factors in evaluating whether the carrying value of the recorded goodwill was recoverable. Factors used to determine this primarily include declines in stock price and the market capitalization in relation to the book value of the Company, discounted projected cash flows of the reporting unit and valuation of companies comparable to the reporting unit. As a result of this testing, an impairment charge of $9.1 million was recorded against the remaining carrying value of goodwill during fiscal 2010.

        Self Insurance.    We are self-insured for losses and liabilities related primarily to employee health and welfare claims up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends were not significant for fiscal 2012 and 2010. The Company's earnings were impacted by an increase in employee health and welfare claims of $499,000 for fiscal 2011, as compared with fiscal 2010. We maintain stop loss insurance coverage which covers us for benefits paid in excess of limits as defined in the plan. Therefore we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in earnings.

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

        The Company recorded breakage income of $275,000, $642,000 and $196,000 during fiscal years ended 2012, 2011 and 2010, respectively.

        Revenue Recognition.    Sales are recognized at the "point of sale," which occurs when merchandise is sold in an "over-the-counter" transaction or upon receipt by a customer. Sales of merchandise via our website and the related amounts billed to customers for shipping and handling fees are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges/(credits) to earnings resulting from revisions to estimates on our sales return provision were approximately $34,000, $(96,000) and $77,000 for fiscal 2012, 2011 and 2010, respectively. Costs incurred for shipping and handling is included in cost of sales. The Company records revenues net of applicable sales tax.

        The Company's co-branded customer credit card program entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. During fiscal 2012, 2011 and 2010, the Company received $363,000, $745,000 and $780,000, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards in fiscal 2012, 2011 and 2010 was $1.2 million, $904,000 and $678,000, respectively.

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

        The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. The Company has determined that, since it has not incurred any significant or recurring costs in relation to the co-branded credit card program, the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded was $452,000, $425,000 and $373,000 in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

        Income Taxes.    The Company accounts for income taxes in accordance with "Income Taxes", Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. At December 29, 2012, the Company maintained $10.2 million of net deferred tax assets, of which approximately $11.2 million related to federal tax operating loss carry-forwards and $2.3 million related to state tax NOL carry-forwards. In addition, during the year ended December 29, 2012, the Company recorded an income tax benefit of $1.3 million, primarily related to the net loss incurred. The Company established a federal valuation allowance of $8.3 million and $4.6 million as of December 29, 2012, and December 31, 2011, respectively. For state income tax purposes, the Company established a valuation allowance in the amount of $675,000 and $538,000 as of December 29, 2012 and December 31, 2011, respectively. The valuation allowances are primarily to reserve for the possible non-utilization of NOL carry-forwards, which may not be realized in future periods before the NOLs expire.

        At December 29, 2012 and December 31, 2011, the current portion of net deferred tax assets and liabilities of $352,000 and $354,000, respectively, were included in prepaid expenses and other current assets, while the non-current portion of net deferred tax assets and liabilities of $9.9 million and $8.5 million, respectively, were included in other assets, on the Company's accompanying consolidated balance sheets. These amounts are net of the valuation allowance discussed above.

        When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company's best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of December 29, 2012 and December 31, 2011, the Company had no reserve recorded for tax contingencies.

        Stock-based compensation.    Stock-based compensation expense for all stock-based awards programs, including grants of stock options, is recorded in accordance with "Compensation—Stock Compensation", Topic 718 of the FASB ASC. The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. All employee stock options were granted at or above the grant date market price. Judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. In accordance with the stated guidance, if actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted. The Company recognized $322,000, $381,000 and $461,000 in share-based compensation expense during fiscal 2012, 2011 and 2010, respectively.

Results of Operations

        The following table sets forth our operating results, expressed as a percentage of net sales:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Operating Results
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.6	56.9	61.8

Gross profit	37.4	43.1	38.2
Store operating expenses	34.6	34.0	36.8
General and administrative expenses	8.3	7.8	9.7
Impairment charges	0.5	0.3	4.9

Operating income (loss)	(6.0)	1.0	(13.2)
Other income (net)	0.0	0.0	0.0

Loss before income taxes	(6.0)	1.0	(13.2)
Income tax provision (benefit)	(0.6)	0.1	(2.2)

Net income (loss)	(5.4)%	0.9%	(11.0)%

52 Weeks Ended December 29, 2012 (Fiscal 2012) Compared to 52 Weeks Ended December 31, 2011 (Fiscal 2011)

        Net sales.    Net sales increased to $224.2 million from $223.9 million, an increase of $330,000, or 0.1%, above the prior fiscal year. The increase in net sales is primarily due to an increase in comparable store sales of $5.7 million or 2.7%, largely offset by a decrease in non-comparable store sales of $5.4 million. Included in comparable store sales are e-commerce sales of $25.9 million in fiscal 2012, as compared to $12.9 million in fiscal 2011, an increase of $13.0 million or 101.5%. The increase in e-commerce business is primarily due to our new e-commerce platform and e-commerce marketing efforts, as well as an increase in promotional activity. Comparable net sales during fiscal 2012 reflected a 12.6% increase in sales transactions, partially offset by a 8.8% decrease in average dollars per transaction.

        Gross profit.    Gross profit decreased to $83.9 million from $96.4 million, a decrease of $12.5 million, or 13.0%, as compared to the prior fiscal year. As a percentage of net sales, gross profit decreased to 37.4% from 43.1%, as compared to the prior fiscal year. The decrease in gross profit was primarily due to an increase in markdowns and increases in e-commerce related costs. Markdowns, which increased by 39% in fiscal 2012 over fiscal 2011, were the primary factor for the decrease in gross profit. Our merchandise assortment particularly in sportswear and accessories, was not as well received by our customers as in the prior period, which caused us to markdown inventory in order to maintain an appropriate level and valuation. There was no geographic concentration of markdowns in fiscal 2012 or in fiscal 2011. E-commerce-related distribution and delivery expenses increased due to the significant increase in e-commerce business and accounted for approximately $2.3 million of the $12.5 million decrease.

        Store operating expenses.    Store operating expenses were $77.7 million compared to $76.0 million, an increase of $1.7 million, or 2.2%, above the prior fiscal year. As a percentage of net sales, store operating expenses increased to 34.6% from 34.0%, during the prior fiscal year. The store operating expense increase of $1.7 million was primarily due to an increase in marketing expense of $2.1 million and an increase in e-commerce related expenses of $1.0 million to support the expansion of our

e-commerce business, partially offset by a decrease in payroll-related costs of $909,000 and a decrease in depreciation expense of $606,000. The increase in marketing was primarily due to an increase in marketing efforts. The decrease in payroll and payroll-related costs was attributable to fewer stores in operation and better utilization of payroll hours. The decrease in depreciation expense was primarily due to certain assets being fully depreciated, coupled with the impairment of 14 underperforming stores during the fourth quarter of fiscal 2011.

        General and administrative expenses.    General and administrative expenses increased to $18.5 million from $17.4 million, an increase of $1.1 million or 6.4% above the prior fiscal year. As a percentage of net sales, general and administrative expenses increased to 8.3% from 7.8%. The increase in general and administrative expenses was primarily due to an increase in professional fees of $813,000, as well as an increase in payroll and payroll related expenses of $297,000. Professional fees in fiscal 2011 included an insurance reimbursement of $450,000 for legal fees in connection with a previously disclosed lawsuit that was resolved in April 2011 and a reimbursement of $345,000 in connection with settlement of note payable. These items contributed to lower professional fees in fiscal 2011.

        Impairment charges.    We evaluate the performance of all stores to determine impairment of store assets and stores which incur negative cash flows are then analyzed in greater detail. If the sum of a store's expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the store's assets, an impairment charge is recognized for the excess of the carrying amount over expected future cash flows. Expected future cash flows are determined based on our best estimate of each store's future sales, margin and direct store expenses. We take into consideration historical trends, expected future business trends and other factors when projecting each store's future cash flow. Overall historical and anticipated performance of Cache's products and macro-economic factors are considered in projecting future store results. We believe we have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required. Accelerated depreciation is recorded for assets in stores identified for future closing. The number of stores tested for potential impairment increased to 47 stores in fiscal 2012, as compared to 26 stores in fiscal 2011. The increase in the number of stores tested was primarily due to an increase in the number of underperforming stores. The table below outlines the number of stores tested and related asset values.

	2012		2011
	No. of Stores	Asset values	No. of Stores	Asset values
Considered for impairment	55	$2,620,000	37	$2,245,000
Previously impaired	8	—	11	—

Tested in current year	47	2,620,000	26	2,245,000

Identified as impaired	26	1,490,000	14	1,088,000

Impairment recorded		1,118,000		719,000

Remaining assets on stores tested		$1,502,000		$1,526,000

        Other income/expense.    Other income increased to $73,000 from $17,000, an increase of $56,000, or 329.4%, as compared to the previous year. This increase was primarily due to a reduction in interest expense of $70,000 as a result of the settlement of the note payable to the principals of Adrienne Victoria Designs, Inc. in December 2011.

        Income taxes.    We recorded an income tax benefit of approximately $1.3 million for fiscal 2012, as compared to an income tax provision of $184,000 for fiscal 2011. During fiscal 2012, we evaluated our assumptions regarding the recoverability of our deferred tax assets. Based on all available evidence we determined that it was appropriate to increase our valuation allowances by approximately $3.8 million. During fiscal 2011, the Company recorded reversals of a state income tax reserve of $271,000 and the Company's valuation allowances of $562,000, primarily due to the utilization of federal and state NOL's in fiscal 2011. As a result of the above factors the Company's effective income tax rate increased to 9.6% in fiscal 2012, from 8.1% in fiscal 2011.

        Net income (loss).    As a result of the factors discussed above, a net loss of $12.1 million was recorded during fiscal 2012, as compared to net income of $2.1 million in the same period last year, a decrease of $14.2 million.

52 Weeks Ended December 31, 2011 (Fiscal 2011) Compared to 52 Weeks Ended January 1, 2011 (Fiscal 2010)

        Net sales.    Net sales increased to $223.9 million from $206.5 million, an increase of $17.4 million, or 8.4%, above the prior fiscal year. The increase in net sales is primarily due to the increase in comparable store sales of approximately $16.3 million, or 8.1%. We believe that our then-current merchandising and design strategies, which were implemented during fiscal 2010, contributed to the increase in net sales. The increase in comparable net sales during fiscal 2011 reflected a 12.0% increase in average dollars per transaction, partially offset by a 3.5% decrease in sales transactions. Average dollars per transaction were favorably impacted by an increase in initial mark-up and a reduction in markdowns as a percent of sales. Included in comparable store sales are e-commerce sales of $12.9 million in fiscal 2011, as compared to $8.9 million in fiscal 2010, an increase of $4.0 million or 44.9%, as shoppers increase the percent of e-commerce purchases.

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

        Impairment charges.    The number of stores tested for potential impairment decreased to 26 stores in fiscal 2011, as compared to 38 stores in fiscal 2010. The decrease in the number of stores tested was primarily due to a reduction in the number of underperforming stores, the closure of underperforming stores and also due to stores previously impaired. The table below outlines the number of stores tested and related asset values.

	2011		2010
	No. of Stores	Asset values	No. of Stores	Asset values
Considered for impairment	37	$2,245,000	55	$2,830,000
Previously impaired	11	—	17	—

Tested in current year	26	2,245,000	38	2,830,000

Identified as impaired	14	1,088,000	15	1,410,000

Impairment recorded		719,000		974,000

Remaining assets on stores tested		$1,526,000		$1,856,000

        In fiscal 2010, we also recorded a pre-tax impairment charge of approximately $9.1 million against the remaining carrying value of the Company's goodwill associated with its AVD reporting unit.

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

Quarterly Results and Seasonality

        We experience seasonal and quarterly fluctuations in our net sales and operating income. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, fashion trends and shifts in timing of certain holidays. Our business is subject to seasonal influences, characterized in substantially all years by highest sales during our fourth fiscal quarter (October, November and December) and lowest sales during our third fiscal quarter (July, August and September).

        The following table includes our unaudited quarterly results of operations data for each of the eight quarters during the two-year period ended December 29, 2012. We derived this data from our unaudited quarterly consolidated financial statements. We have prepared this information on the same basis as our audited consolidated financial statements and have included all necessary adjustments, consisting only of normal recurring adjustments, to present fairly the selected quarterly information when read in conjunction with our audited annual consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. The operating results for any particular quarter are not necessarily indicative of the operating results for any future period.

	13 Weeks Ended				13 Weeks Ended
	March 31, 2012	June 30, 2012	Sept. 29, 2012	Dec. 29, 2012	April 2, 2011	July 2, 2011	Oct. 1, 2011	Dec. 31, 2011
	(Unaudited)
	(Dollars in thousands)
Operating Results
Net sales	$55,995	$61,633	$45,789	$60,793	$52,099	$60,266	$48,659	$62,856
Gross profit	22,197	26,383	14,661	20,670	21,921	27,514	19,760	27,224
Operating income (loss)	(2,023)	1,677	(8,109)	(4,981) (1)	(1,260)	4,159	(3,042)	2,391 (1)
Net income (loss)	$(1,208)	$1,031	$(6,376) (2)	$(5,525) (2)	$(772)	$2,799 (2)	$(1,822)	$1,876 (2)
As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	39.6%	42.8%	32.0%	34.0%	42.1%	45.7%	40.6%	43.3%
Operating income (loss)	(3.6)%	2.8%	(17.7)%	(8.2)%	(2.4)%	6.9%	(6.3)%	3.8%
Net income (loss)	(2.2)%	1.7%	(14.0)%	(9.1)%	(1.5)%	4.6%	(3.7)%	3.0%
Selected Operating Data
Number of stores open at end of period	268	264	262	260	280	280	279	279
Comparable store sales increase/(decrease)	9.4%	4.7%	(2.9)%	(0.7)%	7.7%	6.0%	5.7%	12.4%

(1)
Includes impairment charges of approximately $1.1 million for 26 underperforming stores and $719,000 for 14 underperforming stores for fiscal 2012 and 2011, respectively.

(2)
During the third and fourth quarters of fiscal 2012, we recorded a $1.3 million and a $2.5 million non-cash tax charge, respectively, related to a valuation allowance against net deferred tax assets. During the fourth quarter of fiscal 2011, we reversed $562,000 of the valuation allowance against net deferred tax assets due to the improvement in operating results. During the second quarter of fiscal 2011, we reversed a state income tax reserve of $271,000, net of federal benefit, as a result of the completion of a state income tax audit in fiscal 2011.

Liquidity and Capital Resources

        Our cash requirements are primarily for funding operations and remodeling of existing stores. We have historically satisfied our cash requirements principally through cash flows from operations. In fiscal 2013, we expect to supplement our cash reserves through a contemplated rights offering and the other investment transactions contemplated by the Backstop and Investment Agreement, pursuant to which we will raise between approximately $8.0 million and $13.8 million and are intended to raise capital to provide us with the financial resources to return to profitability and growth under the leadership of Mr. Margolis. For additional information relating to these transactions see "Item 13. Certain Relationships and Related Party Transactions, and Director Independence—The Backstop and Investment Agreement and Related Transactions" and "Item 9B. Other Information." We are also currently reviewing our future requirements for a credit facility and we plan to initiate discussion with our bankers to renew this credit line or negotiate a new credit facility.

        As of December 29, 2012, we had working capital of $17.4 million, which included cash and marketable securities of $18.4 million. The cash and marketable securities at December 29, 2012 included certificates of deposit of $3.0 million, which have been placed by the Company as collateral against a one year credit facility.

        The following table sets forth our cash flows for the period indicated:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net cash provided by (used in) operating activities	$(2,253,000)	$5,771,000	$(4,625,000)
Net cash provided by (used in) investing activities	(7,896,000)	13,669,000	4,737,000
Net cash used in financing activities	—	(1,540,000)	(1,019,000)
Net increase (decrease) in cash and cash equivalents	$(10,149,000)	$17,900,000	$(907,000)

        During fiscal 2012, the $2.3 million of cash used in operating activities was primarily due to the net loss of $12.1 million, deferred income taxes of $1.4 million, amortization of deferred rent of $2.0 million and amortization of deferred income for co-branded credit cards of $1.2 million. These decreases were partially offset by depreciation and amortization of $7.2 million, impairment charges of $1.1 million, an increase in accounts payable of $2.8 million, an increase in accrued liabilities of $1.7 million, a decrease in accounts receivables and income tax receivable of $1.0 million and a decrease in inventories of $829,000. The net loss was primarily due to the $12.5 million decrease in gross profit, as a result of higher markdowns in order to maintain appropriate inventory levels. Markdowns increased by approximately 39% in fiscal 2012 over fiscal 2011. Our merchandise assortment, particularly in sportswear and accessories, was not as well received by our customers as in the prior period, which caused us to markdown inventory in order to maintain an appropriate inventory level and valuation.

        The Company's inventory turnover rate decreased approximately 3.8% during fiscal 2012 as compared to fiscal 2011 and the Company's days sell through was approximately 56 days in fiscal 2012 as compared to 54 days in fiscal 2011. The Company's inventory as of December 29, 2012 decreased by approximately $829,000 compared to December, 31, 2011. The decrease in inventory was largely due to the decrease in the number of stores in operation at December 29, 2012 as compared to December 31, 2011. The factors discussed below with respect to our merchandise offerings were the primary factors for the decrease in inventory turnover rate and days sell through during fiscal 2012 compared to fiscal 2011. The decrease in our inventory turnover rate and the increase in our days sell through the past few years have negatively impacted our cash flows. Over the last few years, we believe our product assortment lacked the fashion flair our customers expect and we have taken steps which we believe will enhance our merchandise offerings including the hiring of Mr. Margolis. We anticipate that our markdown rate will return to more historical levels as changes from the new CEO impact our business which we expect will have a positive impact on future cash flows.

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

        During fiscal 2012, cash used by investing activities was $7.9 million, as compared to cash generated by investing activities of $13.7 in fiscal 2011 and $4.7 million during fiscal 2010. The purchase of equipment and leasehold improvements of approximately $9.0 million, which was primarily used for remodeling stores, and was partially offset by the cash generated from the Company's investments. Our capital requirements depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. Projected capital expenditures for fiscal 2013 to remodel existing stores are approximately $4 to $5 million. We estimate that the average net investment to remodel an existing store is approximately $250,000 to $350,000, net of landlord contributions.

        There were no cash flows from financing activities in fiscal 2012. Cash used by financing activities during fiscal 2011 and 2010 was $1.5 million and $1.0 million, respectively. The usage of cash by financing activities during fiscal 2011 and 2010 was primarily for the repayment of a note payable of $1.6 million and $1.0 million, respectively. The Company currently has no bank borrowings other than a $3 million credit facility primarily used to issue letters of credit.

        On May 1, 2012, the Company amended its one year credit facility with Bank of America (the "Bank"). Under this facility, the Company may direct the Bank to issue letters of credit up to a total of $3.0 million. Any outstanding letters of credit under this facility are collateralized by a security interest in various certificates of deposit held by the Company and its subsidiaries with the Bank amounting to a total of $3.0 million. The Company had outstanding letters of credit of approximately $2.1 million and $2.3 million at December 29, 2012 and December 31, 2011, respectively. This one year credit facility will expire on April 30, 2013. The Company is currently reviewing its future requirements for a credit facility and intends to seek to renew this credit facility or enter into a new credit facility.

        On February 5, 2013, the Company entered into the Backstop and Investment Agreement. The rights offering and other transactions contemplated by the Backstop and Investment Agreement will raise between approximately $8.0 million and $13.8 million and are intended to raise capital to provide us with the financial resources to return to profitability and growth under the leadership of Mr. Margolis. For additional information relating to these transactions, see "Item 13. Certain Relationships and Related Party Transactions, and Director Independence—The Backstop and Investment Agreement and Related Transactions" and "Item 9B. Other Information."

        We believe that cash flow from operations, our current available cash and the proceeds of the rights offering and the other transactions contemplated by the Backstop and Investment Agreement will be sufficient to meet our working capital needs for at least the next 12 months. However, unforeseen cash requirements, changes in vendor terms, negative changes in macroeconomic conditions, failure to complete the rights offering and other transactions contemplated by the Backstop and Investment Agreement, industry trends, competition or any of the other factors cited from time to time in our public filings, including the "Risk Factors" disclosure contained herein or therein, could impact our ability to meet our cash requirements.

Contractual Obligations and Commercial Commitments

        The following tables summarize our minimum contractual obligations and commercial commitments as of December 29, 2012:

	Payments Due in Period
	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Contractual Obligations
Employment contracts	$1,292	$600	$692	—	—
Purchase obligations	38,954	38,954	—	—	—
Operating leases(1)	110,772	24,648	37,260	23,623	25,241

Total	$151,018	$64,202	$37,952	$23,623	$25,241

	Payments Due in Period
	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Commercial Commitments
Letters of credit(2)	$2,094	$2,094	$—	$—	$—

Total	$2,094	$2,094	$—	$—	$—

(1)
The operating leases included in the table above do not include contingent rent based upon sales volume, which represented less than 1% of net minimum rent expense in fiscal 2012, or other occupancy costs such as promotional funds, common area maintenance and heating, ventilation and air conditioning charges, which represented approximately 47.9% of net minimum rent expense in fiscal 2012.

(2)
We issue letters of credit primarily for the importation of merchandise inventories and as security deposits for our New York offices.

        In February 2012, Cache entered into a new employment agreement with the Company's former Chairman and CEO—Thomas E. Reinckens. The agreement commenced on February 24, 2012 for a term of three years expiring on February 23, 2015. In February 2013, the Company entered into a separation and general release agreement with Mr. Reinckens and an employment agreement with Mr. Margolis. See "Item 11—Executive Compensation—Compensation Discussion and Analysis—Approval of New Employment Agreement and Separation Agreement for the Former Chief Executive Officer" for more information.

Off-Balance Sheet Arrangements

        Other than contractual obligations and commercial commitments set forth in the tables above we are not a party to any material off-balance sheet financing arrangements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's unaudited selected quarterly financial data is incorporated herein by reference to Note 14 to the Company's consolidated financial statements contained herein. The Company's consolidated financial statements and the report of the independent registered public accounting firm are listed at Item 15 and are included in this Form 10-K on pages F-1 through F-29.

ITEM 9.    CHANGES IN AND/OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (1)   Disclosure Controls and Procedures—The Company maintains a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's CEO and the Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        In connection with the preparation of this Annual Report on Form 10-K, as of December 29, 2012, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).

        Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 29, 2012.

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

        Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 29, 2012 using the criteria set forth by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 29, 2012.

        This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

        (3)   Change in Internal Control Over Financial Reporting—During the fourth fiscal quarter of our year ended December 29, 2012, there were no changes in the Company's internal control over financial reporting that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        On March 12, 2013, the Company and the Investors entered into an amendment to the Backstop and Investment Agreement. Pursuant to the amendment, the Company revised its representation with respect to the number of outstanding shares of common stock of the Company to include an additional 429,556 shares of restricted stock that are currently subject to vesting. As a result of the inclusion of the 429,556 shares of restricted stock in the aggregate number of shares outstanding of the Company, each whole right being offered in the proposed rights offering will entitle each shareholder to approximately 0.362 shares of common stock.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The following table lists certain information regarding the executive officers and directors of the Company. In connection with the transactions contemplated by the Backstop and Investment Agreement, we have entered into the Voting Agreement, which provides MFP Partners and Mill Road the right to designate certain members of our Board of Directors and Board committees, subject to the terms and conditions set forth therein. See "Item 13. Certain Relationships and Related Party Transactions, and Director Independence—The Backstop and Investment Agreement and Related Transactions—Voting Agreement."

Name	Position and Offices
Jay Margolis	Chief Executive Officer, Chairman of the Board of Directors
Margaret J. Feeney	Chief Financial Officer and Executive Vice President
Rabia Farhang	Executive Vice President, General Merchandise Manager
Gene G. Gage	Director(1)(2)(3)
Arthur S. Mintz	Director(1)(2)(3)
Andrew M. Saul	Director(2)(3)
Morton J. Schrader	Director(1)(2)(3)

(1)
Member of the Audit Committee.

(2)
Member of the Compensation and Plan Administration Committee.

(3)
Member of the Nominating and Corporate Governance Committee.

        In the paragraphs below, we describe specific individual qualifications and skills of our directors that contribute to the overall effectiveness to our Board of Directors and its committees.

        Jay Margolis, age 64. Mr. Margolis joined the Company as Chairman of the Board of Directors and CEO on February 5, 2013. Prior to joining the Company, Mr. Margolis had been the Chairman of Intuit Consulting since January 2008. He has held senior leadership positions with several high profile retail and apparel companies. Mr. Margolis most recently served as President and CEO of Limited Brands' Apparel Group (Express and Limited Stores), from 2005 to 2012, and was responsible for revamping the product line as well as operations. Prior to Limited Brands, Mr. Margolis was President, Chief Operating Officer and director of Reebok International and CEO and Chairman of the Board of Esprit de Corporation, USA from 2001 to 2004. He also held senior executive positions at Tommy Hilfiger Inc., Liz Claiborne Inc., Cluett Peabody, Inc., Ron Chereskin Menswear and Bidermann Industries. He also sits on the boards of directors of Burlington Coat Factory Warehouse Corporation, Godiva Chocolatier, Inc. and Boston Beer Company. Mr. Margolis has detailed knowledge, valuable perspective and insights regarding the retail apparel industry, including with respect to merchandising, and has significant experience in revamping and growing retail apparel brands. He also has significant board experience, including on the boards of well-known retailers. Mr. Margolis has primary responsibility for development and implementation of our business strategy.

        Margaret J. Feeney, age 55. Ms. Feeney has served as Executive Vice President, Finance and Chief Financial Officer since May 2005. Prior to that, Ms. Feeney was promoted to Vice President, Finance in 2001. Ms. Feeney has served in a variety of financial and operational capacities with us since 1992.

        Rabia Farhang, age 49. Ms. Farhang has served as Executive Vice President and General Merchandise Manager since November 2009. Prior to joining us, Ms. Farhang served as Vice President of Merchandising for White House Black Market, a division of Chico's, an apparel manufacturing and distribution company, from April 2006 to November 2009. Prior to 2006, Ms. Farhang held various management positions in Merchandising for White House Black Market.

        Gene G. Gage, age 65. Mr. Gage has served as one of our directors since September 2004. Since 2002, Mr. Gage has served as the President and Chief Operating Officer of Gage Associates, LLC, a firm which provides financial planning and related services to individuals and businesses. He was a certified public accountant from 1973 to 2011, and is a certified financial planner. Mr. Gage has a strong background in accounting and finance, as well as substantial experience in public company accounting.

        Arthur S. Mintz, age 68. Mr. Mintz has served as one of our directors since 2002. Mr. Mintz served as the President of Bees and Jam, Inc., an apparel manufacturer, from 1971 until 2006. Since April 2007, Mr. Mintz has been active as a consultant in the retail apparel industry. Mr. Mintz has been a consultant with Lightship Partners since August 2009. Mr. Mintz had experience in the retail apparel industry for over 40 years, as both an executive and director. Mr. Mintz has a thorough understanding of this industry and therefore brings valuable insight and expertise to our Board of Directors.

        Andrew M. Saul, age 66. Mr. Saul has served as one of our directors since 1986. Mr. Saul served as the Chairman of our Board from 1993 to 2000. Since 1986, Mr. Saul has been a partner in Saul Partners, an investment partnership. Mr. Saul has extensive experience and familiarity with the Company, which dates back to 1986. He also has significant operational, financial and oversight experience from his involvement in Saul Partners, LP, as well as federal and local government entities. Mr. Saul has agreed pursuant to the Saul Voting, Standstill and Indemnification Agreement (as referenced below) not to stand for re-election at the 2013 annual meeting of shareholders. See "Item 13. Certain Relationships and Related Party Transactions, and Director Independence—The Backstop and Investment Agreement and Related Transactions—Voting and Standstill Agreements."

        Morton J. Schrader, age 81. Mr. Schrader has served as one of our directors since 1989. Mr. Schrader was the President of Abe Schrader Corp., a manufacturer of women's apparel from 1968 until 1989. Since 1989, Mr. Schrader has been active as a real estate broker and is a principal of Lang Jones Lasalle. Mr. Schrader had experience in the women's apparel industry for over 45 years, as both an executive and director. In addition he has experience as a senior executive in other industries, which allows him to bring additional perspective to our Board of Directors.

Corporate Governance

Committees and Meetings

        During fiscal 2012, the Board of Directors held six meetings. Each director attended all of the Board meetings. Our Board Committees are comprised of independent directors and they held executive session meetings without management on three occasions in fiscal 2012. The Board of Directors does not have a policy requiring the attendance by Directors at the Annual Meeting. However, all of our Directors attended the annual meeting during fiscal 2012, which was held on May 17, 2012.

        The Board of Directors has an Audit Committee, a Nominating and Governance Committee, as well as a Compensation and Plan Administration Committee. The Audit Committee currently consists of Messrs. Arthur Mintz, Morton Schrader and Gene Gage. The Audit Committee held four meetings in fiscal 2012. Each member of the Committee attended all such Committee meetings.

        The duties of the Audit Committee include meeting with the independent registered public accounting firm and certain personnel of the Company to discuss the planned scope of their examinations and the adequacy of internal controls and financial reporting, reviewing the results of the annual examination of the financial statements and periodic internal audit examinations, reviewing the services and fees of the Company's independent registered public accounting firm, authorizing special investigations and studies and performing any other duties or functions deemed appropriate by the

Board of Directors. The Board of Directors has determined that Gene Gage is qualified to serve as the Audit Committee's financial expert and Chairman. Mr. Gage is independent, as such term is used in applicable regulations under the Exchange Act.

        The Compensation and Plan Administration Committee (the "Compensation Committee") administers the Company's stock option plans, determines the remuneration arrangements for the most senior executive officers and reviews and approves the remuneration arrangements for the Company's other executive officers. It currently consists of Messrs. Andrew Saul, Arthur Mintz, Morton Schrader and Gene Gage. The Compensation Committee held four meetings in fiscal 2012. Each member of the Committee attended all of the meetings, except for Mr. Saul who was unable to attend one meeting.

        The Nominating and Governance Committee currently consists of Messrs. Andrew Saul, Gene Gage, Arthur Mintz and Morton Schrader. The Nominating and Governance Committee is responsible for identifying, evaluating and recommending director nominees to the Board of Directors. The Nominating and Governance Committee held two meetings in fiscal 2012. Each member of the Committee attended all of the meetings, except Mr. Saul who was unable to attend one meeting.

        Shareholders who wish to suggest qualified candidates for election to the Board of Directors should write to the Secretary, at the Company's headquarters' address. These recommendations should include detailed biographical information concerning the nominee, his or her qualifications to be a member of the Board of Directors and a description of any relationship the nominee has to other shareholders of the Company. A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a director should accompany any such recommendation. Shareholders who wish to nominate a director for election at an annual meeting of shareholders of the Company must comply with the Company's By-Laws regarding shareholder proposals and nominations.

Board Leadership Structure

        The Board of Directors does not have a policy on whether or not the roles of CEO and Chairman of the Board of Directors should be separate. The Board of Directors believes that it should be free to make a choice from time to time in any manner that is in the best interests of the Company and its shareholders.

        Currently, Jay Margolis serves as the Chairman of the Board of Directors and CEO. The Board of Directors believes this is the most appropriate structure for the Company at this time because it effectively capitalizes on Mr. Margolis' skills and experience, including the following: (1) over seven years as a director of a public company; (2) over 30 years of leadership roles in the specialty retail industry, including in merchandising and product development; and (3) diversified financial and business expertise.

Risk Management

        We face certain risks, including credit risk, liquidity risk and operational risk. The Board of Directors, in fulfilling its risk oversight role, focuses on the adequacy of our overall risk management system. The Board of Directors believes an effective risk management system will adequately identify the material risks we face in a timely manner and help us to implement appropriate risk management strategies that are responsive to our risk profile.

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

        Although the Board of Directors' primary risk oversight has been assigned to the Audit Committee, the full Board of Directors also receives information about the most significant risks that the Company faces. This is principally accomplished through Audit Committee reports to the Board of Directors and briefings provided by management and advisors to the Committee. The Board of Directors and Audit Committee periodically ask the Company's executives to discuss the most likely sources of material future risks and how the Company is addressing any significant potential vulnerability.

Committee Charters; Code of Ethics

        The Board of Directors has adopted written charters for the Audit, Compensation and Nominating and Governance Committees. These charters are available on our website at http://www.cache.com or in print to any shareholder who requests them by sending a written communication to the Secretary, Cache, Inc., 1440 Broadway, New York, NY 10018.

        The Company has adopted a Code of Ethics that applies to all of the Company's directors, officers and employees. The Code of Ethics is available on our website at http://www.cache.com. Our Code of Ethics also is available in print to any shareholder who requests it by sending a written communication to the Secretary, Cache, Inc., 1440 Broadway, New York, NY 10018. We will disclose any amendment to, other than technical, administrative or non-substantive amendments, or waiver of the Code of Ethics granted to a director or executive officer, by filing a Form 8-K disclosing the amendment or waiver within four business days after its occurrence.

Shareholder Communications

        Company shareholders may communicate with the Board of Directors by addressing their communications to one or more directors to our corporate headquarters at 1440 Broadway, 5th Floor, New York, NY 10018. The Company may screen such communications to ensure that the Company forwards only material that is germane to the Company's business to each director to whom the correspondence is addressed.

Certifications

        The Company has filed, as exhibits to this Annual Report on Form 10-K, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's directors and certain officers and holders of more than 10% of the Company's common stock to file with the SEC reports of their ownership and changes in their ownership of common stock. Based solely upon a review of copies of Section 16(a) reports furnished to the Company or written representations of certain reporting persons, the Company believes that during fiscal 2012 all transactions were reported on a timely basis, except for the following instances: Thomas E. Reinckens, Margaret J. Feeney and Rabia Farhang each filed one late Form 4.

ITEM 11.    Executive Compensation

Compensation Discussion and Analysis

Overview; Principal Objectives Driving Compensation Practices

        Our compensation philosophy, reflected in our compensation practices for fiscal 2012, was developed to drive the achievement of our two key business objectives: sales growth and net income growth.

        We designed our compensation programs so that if targeted objectives are achieved, total compensation to the named executive officer will increase. "Total compensation" includes the sum of base salary, short-term cash incentive compensation and equity incentive compensation. Recognizing the importance of implementing pay-for-performance practices, we have historically structured our compensation programs so that if the Company's performance exceeds target levels, total compensation to the named executive officer may increase further. If the Company, however, fails to achieve its targeted objectives, total compensation will not increase. We may set target compensation on an ad hoc basis, such as when we believe that it is important to attract or retain key executive officers.

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

        We offer minimal perquisites to our named executive officers. Our named executive officers participate in a broad-based, tax-qualified pension plan on terms that do not favor such executives. The Company does not offer any supplemental retirement plans to its named executive officers.

Processes for Determining Compensation for our Named Executive Officers

  Participation of Compensation Consultant and Management

        During fiscal 2012, the Compensation Committee reviewed the compensation practices and programs relating to our named executive officers to ensure that their design was consistent with the Company's key business objectives. Our CEO and our Chief Financial Officer regularly met with the Compensation Committee to assist the Committee in making compensation decisions regarding our named executive officers. We believe that, since our management had extensive knowledge regarding our business, they were in a position to provide valuable input. For example, our Chief Financial Officer provided input relevant to setting performance goals. Our CEO made recommendations to the Compensation Committee regarding the compensation of his direct reports.

        The Compensation Committee engaged the Hay Group, an independent external compensation consultant, to benchmark the Company's compensation relative to its peer companies. The Hay Group assisted the Compensation Committee in defining the appropriate peer companies for executive compensation. The group of peer companies are listed below under the heading "Peer Group" (the "Peer Group").

  Process for Determining Compensation Levels

        Our process for setting named executive officer compensation consists generally of the Compensation Committee establishing overall compensation targets for each named executive officer and allocating that compensation between base salary and annual bonus compensation. As part of the

Compensation Committee's annual evaluation of compensation of our named executive officers, the Committee reviews each component of the named executive officer's compensation. The specific elements of compensation to be considered by the Compensation Committee include:

  •
  base salary;

  •
  annual cash incentive awards and any other bonuses, if applicable;

  •
  equity and long-term cash incentive compensation;

  •
  amounts realized upon the vesting of restricted stock and exercise of stock options;

  •
  the value of the unvested restricted stock and un-exercisable stock options held by the named executive officer;

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

        Mr. Margolis was hired during fiscal 2013. His compensation was determined through arms'-length negotiations between him and the Company. Mr. Margolis' compensation structure is aligned with our compensation philosophy. The compensation provided to Mr. Margolis under his employment agreement ranks near the 75th percentile among the Peer Group. In setting Mr. Margolis' compensation arrangements, the Compensation Committee and the Board of Directors considered, among other things, the current business condition of the Company, its results of operations and prospects, the qualifications and background of Mr. Margolis, other potential senior-level hires instead of Mr. Margolis and their relative level of experience, the existing management-level personnel of the Company and Mr. Margolis' anticipated ability to materially improve the financial performance of the Company. Furthermore, the Company considered that MFP Partners and Mill Road were unlikely to enter into the Backstop and Investment Agreement if the Company also did not hire Mr. Margolis.

Compensation Methodology and Determination

Peer Group

        The Compensation Committee engaged the Hay Group to benchmark the Company's compensation relative to its peer companies. The Compensation Committee reviewed the Peer Group to determine its appropriateness for fiscal 2012. Following review, the Compensation Committee determined that the Peer Group consisting of the 12 publicly traded retailers listed below was appropriate since all of the companies in the Peer Group serve similar markets and/or sell similar products. The following chart sets forth certain information relating to the Peer Group.

Peer Group (numbers in millions)

Company	Total Revenue	Net Income	Market Cap
Ann Inc.	$1,980.2	$73.4	$1,228.5
Chicos Fas Inc.	$1,905.0	$115.4	$1,743.9
Coldwater Creek Inc.	$981.1	$(44.1)	$102.9
Bebe Stores Inc.	$493.3	$(1.8)	$619.4
Casual Male Retail Grp Inc.	$393.6	$15.4	$156.6
Vera Bradley Inc.	$366.1	$46.2	$1,306.4
True Religion Apparel Inc.	$363.7	$43.5	$883.8
Body Central Corp.	$243.4	$9.8	$342.2
Bakers Footwear Group Inc.	$185.6	$(9.3)	$7.4
Design Within Reach Inc.	$178.9	$(24.0)	$1.9
Frances Scas Holdings Corp.	$135.2	$16.9	$718.4
Fredericks of Hollywood	$119.6	$(12.1)	$13.8
Median	$364.9	$12.6	$480.8
Cache, Inc.	$206.5	$(22.4)	$75.8
Percentile Rank	30%	10%	24%

Data source:    Standard & Poor's Research Insight

Use of External Consultants

        As discussed above, the Compensation Committee retained the Hay Group as its external independent compensation consultant for objective advice and assistance on executive compensation matters. The Hay Group advised the Compensation Committee on issues pertaining to executive compensation, including the assessment of market-based compensation levels, the selection of our Peer Group, our pay positioning relative to the market, the mix of pay, incentive plan design and other executive employment matters. The Hay Group provided its advice based in part on prevailing and emerging market practices, as well as our specific business context. It is the general policy of the Board of Directors that external compensation consultants for the Compensation Committee must be independent and serve the Compensation Committee exclusively, and may not perform any other services for the Company at any time. The Hay Group performs no other services for the Company.

Employment Agreements

Employment Agreement for New Chief Executive Officer

        On February 5, 2013, the Company entered into a three year employment agreement with Mr. Margolis. Under Mr. Margolis' employment agreement, his annual base salary is $900,000 and he is entitled to an annual bonus with a target of fifty percent (50%) of his annual base salary, subject to financial performance targets set by the Company; provided, however, that for the 2013 calendar year, he is entitled to a guaranteed bonus of $225,000. During the term of Mr. Margolis' employment agreement, the Compensation Committee may review his annual base salary and make adjustments to increase, but not decrease, his base salary subject to the performance of Mr. Margolis, the operating results of the Company, the competitive compensation landscape and such other factors as the Compensation Committee deems relevant.

        The employment agreement provides that if Mr. Margolis' employment with the Company is terminated by mutual agreement, resignation, disability or death or with cause (as that term is defined in his employment agreement), then Mr. Margolis only will be entitled to receive any unpaid salary or vested benefits as of the date of termination. In addition, the employment agreement provides that if the shareholders of the Company do not approve the issuances of shares in the rights offering and under the Backstop and Investment Agreement on or before July 5, 2013, then Mr. Margolis may resign from his positions with the Company. In the event of a resignation, (i) Mr. Margolis will not be entitled to any compensation, (ii) all of the stock options granted to Mr. Margolis will terminate, and (iii) Mr. Margolis will not be subject to any post-employment non-competition obligations. The employment agreement further provides that if the Company terminates Mr. Margolis' employment prior to a Change of Ownership or Control (as such term is defined in his employment agreement) without cause, then Mr. Margolis: (i) will be entitled to receive his annual base salary then in effect for the remainder of the term of the employment agreement in accordance with the Company's normal payroll practices, subject to reduction for any compensation he receives from any employment or consultant position during the remainder of the term, and (ii) will continue to be eligible for coverage under the Company's medical and dental insurance plans for the remainder of the term of the Employment Agreement, subject to the cancellation of such coverage if Mr. Margolis becomes eligible for alternative coverage during the remainder of the term. If Mr. Margolis' employment with the Company is terminated following a Change of Ownership or Control, then he will be entitled to receive a one-time payment equal to twenty-four (24) months of his annual base salary then in effect. Mr. Margolis is also subject to certain confidentiality, non-competition and non-solicitation obligations, both during his employment and for certain periods thereafter.

        In connection with hiring Mr. Margolis, the Company also granted him an option to purchase 1,000,000 shares of the Company's common stock with an exercise price equal to $3.34, the closing price of the common stock on the date of the grant. The option vests in equal installments on the first, second and third anniversary of the grant date, subject to accelerated vesting upon a change of control or termination without cause. Any unvested portion of the option will be forfeited upon termination of employment by Mr. Margolis for any reason or due to death or disability. The vested and unvested portions of the option will be forfeited upon a termination of employment for cause. The option grant made to Mr. Margolis qualified as an inducement grant pursuant to the NASDAQ Listing Rules.

        Mr. Margolis' employment agreement includes a provision enabling the Company to recoup any discretionary bonuses paid in respect of a year in which the Company restates its audited financial statements due to a material error or fraud that results in a material misstatement of the financials. The Compensation Committee believed that Mr. Margolis should not personally profit if a restatement adversely affects share value. The Compensation Committee believed that this provision should be included as a best practice; it was not added in response to a particular concern or historical issue.

Employment Agreement and Separation Agreement for the Former Chief Executive Officer

        On February 24, 2012, the Company entered into a new three year employment agreement with Thomas E. Reinckens, the Company's former CEO. Mr. Reinckens' prior three year employment agreement expired on that date. The terms of the new employment agreement were substantially the same as those of his prior employment agreement.

        On February 5, 2013, Mr. Reinckens resigned as Chairman of the Board of Directors and CEO of the Company. In connection with his resignation, Mr. Reinckens and the Company entered into a Separation and General Release Agreement (the "Separation Agreement"). The Separation Agreement provides among other things, severance in the form of continuing payments for the remaining balance of his employment term, in the amount of approximately $1.2 million over a period of approximately two years, subject to reduction for any compensation he receives from any employment or consulting position during the remainder of the original term. Pursuant to the terms of the Separation Agreement, Mr. Reinckens will retain his 143,333 unvested restricted shares until the earlier of the termination of the Backstop and Investment Agreement and the completion of the rights offering contemplated therein, after which time such shares will be forfeited.

Employment Agreement with Executive Vice President and General Merchandise Manager

        On October 21, 2009, the Company entered into a three-year employment agreement with Rabia Farhang to be the Company's Executive Vice President and General Merchandise Manager. The term of the agreement commenced on November 16, 2009 and expired on November 15, 2012. Under the employment agreement, Ms. Farhang's annual base salary was $400,000. Following the expiration of her employment agreement, the Company and Ms. Farhang did not enter into a new agreement. Ms. Farhang's salary was maintained at the level provided for in her employment agreement.

Base Salaries

        Base salary compensates each named executive officer for the primary responsibilities of his or her position. In establishing base salaries for our named executive officers that do not have employment agreements, we seek to be competitive by position relative to the marketplace, thereby enabling us to retain talent. Base salary is set at levels that we believe enable us to attract and retain talent. Base salary differences among individual named executive officers reflect their differing roles in our company and the market pay for those roles.

        During June 2012, Ms. Feeney's salary was increased to $319,300 from $310,000. In raising Ms. Feeney's salary, we considered the foregoing factors. In addition, Ms. Feeney's salary had remained unchanged since July 2010. The Company does not have an employment agreement with Ms. Feeney.

        Until November 15, 2012, Ms. Farhang had an employment agreement with the Company that provided for a base salary in the amount of $400,000. On November 15, 2012, her employment agreement expired. The Company determined not to enter into a new employment agreement with Ms. Farhang at that time and her salary was maintained at the level provided for in her employment agreement, after consideration of the factors listed above.

        For a discussion of the factors considered in determining Mr. Margolis' compensation, see "—Process for Determining Compensation for our Named Executive Officers."

Incentive Compensation Programs

  Short-Term Cash Incentive Compensation

        We provide our named executive officers with the opportunity to earn short-term incentive compensation in the form of an annual cash bonus under our Management Performance Compensation Plan ("the Performance Compensation Plan"). The Company did not achieve the net income target of $3.1 million set for cash bonus purposes. Therefore, none of our named executive officers received an annual cash bonus in fiscal 2012. The Compensation Committee believed that the performance goals it set were challenging but attainable and designed to properly motivate management.

        The Compensation Committee has the discretion to approve bonuses outside of the Performance Compensation Plan. However, no discretionary bonuses were paid in fiscal 2012.

        The Compensation Committee has not yet established performance targets in respect of fiscal 2013.

  Long-Term Equity Incentive Compensation

        In addition to cash incentive compensation, the Compensation Committee awards equity grants from time to time. The Company believes that equity awards further align named executive officers' interests with those of shareholders and focus management on building long-term shareholder value. We also make grants at other times when required for new hires, promotions and other business reasons.

        No incentive stock options or restricted stock awards were granted to named executive officers in fiscal 2012. Restricted stock awards representing 90,000, 30,000 and 75,000 shares were granted to Thomas E. Reinckens, Margaret J. Feeney and Rabia Farhang, respectively, in fiscal 2011. These grants were made to them in November 2011 and provided for vesting upon the achievement of a stated pre-tax income performance goal to be achieved in each of the three subsequent fiscal year periods with the vesting period ending on January 3, 2015. The performance goal for fiscal 2012 was $3.1 million. None of the restricted stock awards vested in respect of fiscal 2012. The Compensation Committee believed that the performance goals it set were challenging but attainable and designed to properly motivate management. Achievement of these targets was substantially uncertain at the time such targets were established.

        In connection with his retention, Mr. Margolis received a stock option grant of 1,000,000 shares of our common stock at an exercise price of $3.34 per share, the closing price of our common stock on the date of the grant. The option vests in equal installments on the first, second and third anniversary of the grant date, subject to accelerated vesting upon a change of control or termination without cause. Any unvested portion of the option will be forfeited upon termination of employment by Mr. Margolis for any reason or due to death or disability. The vested and unvested portions of the option will be forfeited upon a termination of employment for cause. The terms of the option grant were negotiated on an arms-length basis in connection with Mr. Margolis' retention. For a discussion of the factors considered in setting Mr. Margolis compensation see "—Process for Determining Compensation for our Named Executive Officers."

Compliance with Section 162(m) of the Internal Revenue Code

        Section 162(m) of the Code generally disallows deductions to publicly traded companies for compensation paid to its named executive officers in excess of $1.0 million in a taxable year, with certain exceptions for qualified "performance-based compensation." For those types of compensation that can qualify as performance-based compensation, the Company attempts to meet the qualification requirements.

Compensation Committee Report

        The Compensation Committee of the Board of Directors has reviewed and discussed with management the information contained in this Compensation Discussion and Analysis and, based on its review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

                      Compensation and Plan
                      Administration Committee of the Board of Directors

                      Arthur S. Mintz, Chairman
                      Gene G. Gage
                      Morton J. Schrader
                      Andrew M. Saul

Compensation Committee Interlocks and Insider Participation

        No member of our Compensation Committee has been an employee of ours. None of our executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors of our Compensation Committee.

Summary Compensation Table

        The table below sets forth the total compensation paid to or earned during fiscal 2012, 2011 and 2010 by (i) the Company's former CEO, (ii) the Company's Chief Financial Officer and (iii) the Company's executive officers other than the CEO and the Chief Financial Officer who were serving as executive officers at the end of fiscal 2012. Mr. Margolis was not hired until fiscal 2013. Therefore, his compensation is not reflected in the tables below.

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards(1)	Restricted Stock Awards(1)	All Other Compensation(2)	Total
Thomas E. Reinckens	2012	$597,692	$—	$—	$—	$38,719	$636,411
Former Chairman and Chief	2011	570,000	—	—	—	40,769	610,769
Executive Officer(3)	2010	570,000	—	—	109,600	40,865	720,465
Margaret J. Feeney	2012	315,008	—	—	—	26,690	341,968
Executive Vice President and	2011	310,000	—	—	—	27,851	337,851
Chief Financial Officer	2010	301,654	—	—	54,800	27,758	384,212
Rabia Farhang	2012	400,000	—	—	—	10,413	410,413
Executive Vice President and	2011	400,000	—	—	—	10,184	410,184
General Merchandise Manager	2010	400,000	—	—	58,453	10,865	469,318

(1)
The amounts in these columns reflect the grant date fair value of stock options and restricted stock awards, determined pursuant to FASB Accounting Standards Codification Topic 718 ("ASC Topic 718"; ("Compensation—Stock Compensation"). Assumptions used in the calculation of these amounts are included in footnote 12 to the Company's audited financial statements for fiscal 2012 in this Annual Report on Form 10-K. These amounts reflect the aggregate grant date fair value of awards granted in the respective fiscal year, computed in accordance with ASC Topic 718, and do not correspond to the actual value that may be recognized by the named executive officers.

Amounts reflect the value at the grant date based upon the probable outcome of performance conditions. Assuming that the highest level of performance conditions had been achieved, the maximum value of the awards at the grant date would have been $0, $497,700 and $328,800 for Thomas E. Reinckens in fiscal Years 2012, 2011 and 2010, respectively; $0, $165,900 and $164,400 for Margaret J. Feeney in fiscal Years 2012, 2011 and 2010, respectively; and $0, $414,750 and $219,200 for Rabia Farhang in fiscal Years 2012, 2011 and 2010, respectively. For additional information, see the Grants of Plan-Based Awards table below.

(2)
See the next table for details of All Other Compensation.

(3)
Mr. Reinckens resigned as Chairman of the Board of Directors and CEO on February 5, 2013 and agreed to the forfeiture of his restricted stock.

Summary of All Other Compensation Table

        The table below sets forth a summary of all other compensation paid to or earned during fiscal 2012, 2011 and 2010 by the named executive officers.

Name and Principal Position	Year	Group Insurance	Life Insurance	401(K) Matching Contributions(1)	Long-term Disability Insurance	Car Allowance	Total
Thomas E. Reinckens	2012	$17,600	$10,515	$1,875	$6,872	$1,857	$38,719
Former Chairman and CEO(2)	2011	18,488	11,811	1,741	6,872	1,857	40,769
	2010	18,488	11,811	1,838	6,872	1,857	40,865
Margaret J. Feeney	2012	16,396	1,560	1,872	5,646	1,486	26,960
Executive Vice President and	2011	17,367	1,546	1,806	5,646	1,486	27,851
Chief Financial Officer	2010	17,265	1,524	1,837	5,646	1,486	27,758
Rabia Farhang	2011	3,797	2,120	—	4,496	—	10,413
Executive Vice President and	2010	4,174	1,514	—	4,496	—	10,184
General Merchandise Manager	2009	4,225	2,144	—	4,496	—	10,865

(1)
The Cache 401(K) Savings Plan is a tax-qualified retirement plan generally available to all eligible employees upon completion of a 12-month period during which the employee completes 1,000 hours of service. Eligible employees must be 21 years of age. An eligible employee may defer up to 25% of his or her annual salary or an annual maximum contribution of $16,500, whichever is less, during the calendar year. In addition, the Company matches the first 25% of the first 3% deferred by each eligible employee during the calendar year.

(2)
Mr. Reinckens resigned as Chairman of the Board of Directors and CEO on February 5, 2013.

Grants of Plan-Based Awards in Fiscal 2012

        No new incentive or non-qualified stock option awards were granted to named executive officers during fiscal 2012. The Company also did not issue any restricted stock awards to named executive officers in fiscal 2012.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price ($)	Option Expiration Date
Thomas E. Reinckens(1)	187,500	—	12.65	July 22, 2013
	52,500	—	15.17	Jan. 22, 2014
	100,000	—	14.40	July 5, 2017
Margaret J. Feeney	43,300	—	12.65	July 22, 2013
	20,000	—	11.53	May 3, 2015
Rabia Farhang	20,000	—	4.79	Nov. 16, 2019

(1)
As of March 7, 2013, Mr. Reinckens' options have been forfeited.

No stock options were exercised by the named officers during fiscal 2012.

Payments and Entitlements Upon Change in Control and Other Termination Events

        The following is a description of the specific circumstances relating to termination of employment and change in control of the Company that will trigger payments to each named executive officer and a calculation of the estimated payments to such officers as a result of the occurrence of such events had they occurred on December 29, 2012 (the end of the Company's 2012 fiscal year). Mr. Margolis was hired during fiscal 2013. Accordingly, information covering estimated potential termination and change of control payments to Mr. Margolis as of the end of fiscal 2012 is not presented below. For information concerning the terms of Mr. Margolis' employment agreement, see "Employment Agreements—Employment Agreement for New Chief Executive Officer."

Thomas E. Reinckens

        The Company had a three-year employment agreement with Mr. Reinckens, which was entered into on February 24, 2012. This agreement succeeded his prior employment agreement, which expired on that date.

        On February 5, 2013, Mr. Reinckens resigned as Chairman of the Board of Directors and CEO of the Company. In connection with his resignation, Mr. Reinckens and the Company entered into the Separation Agreement, which provides for, among other things, severance in the form of continuing payments for the remaining balance of his employment term, in the amount of approximately $1.2 million over a period of approximately two years, subject to reduction for any compensation he receives from any employment or consulting position during the remainder of the term. Mr. Reinckens will retain 143,333 unvested restricted shares until the earlier of the termination of the Backstop and Investment Agreement and the completion of the rights offering contemplated therein, after which time such shares will be forfeited.

        Assuming the occurrence of the following termination events and/or a change in control on December 29, 2012, Mr. Reinckens would have been entitled to receive the additional payments set out in the table below. By virtue of his resignation, he is no longer entitled to receive the potential payments below.

Potential Payments to Mr. Reinckens upon the Occurrence of Certain Events

Component of Compensation	Executive's Voluntary Termination	Termination by the Company for Cause	Termination by the Executive for Good Reason	Termination by the Company without Cause	Termination due to the Executive's Disability		Termination upon the Executive's Death		Change in Control of Company without the Executive's Termination	Change in Control of Company with the Executive's Termination
Cash Severance (base salary and bonus)	—	—	—	$1,257,692	—		—		—	$1,257,692
Restricted Stock—Accelerated	—	—	—	—	—		—		$789,965	$789,965
Health & Welfare	—	—	—	$81,161	—		—		—	$81,161
Other	—	—	—	—	$642,550	(1)	$3,080,000	(2)	—	—
Total	—	—	—	$1,338,853	$642,550		$3,080,000		$789,965	$2,128,818

(1)
Represents payments under the Company's short-term and long-term disability plans.

(2)
Represents the death benefit payable to Mr. Reinckens' beneficiary under basic and supplemental life insurance policies.

Other Fiscal 2012 Named Executive Officers

        Upon a change in control of the Company, in accordance with the terms of the Company's 2003 and 2008 Stock Option and Performance Incentive Plans, all stock options granted to the named executive officers automatically vest. The restricted stock award agreements of our named executive officers provide that the restricted periods applicable to the restricted stock immediately lapse in connection with a change in control of the Company.

        In addition, the Company maintains on behalf of each named executive officer a basic life insurance policy, the proceeds of which are payable upon the death of the named executive officer.

        Assuming the occurrence of the following termination events and/or a change in control of the Company on December 29, 2012, each named executive officer would have been entitled to receive the additional payments set out in the respective tables below.

Potential Payments to Ms. Feeney upon the Occurrence of Certain Events

Component of Compensation	Executive's Voluntary Termination	Termination by the Company for Cause	Termination by the Executive for Good Reason	Termination by the Company without Cause	Termination due to the Executive's Disability		Termination upon the Executive's Death		Change in Control of Company without the Executive's Termination	Change in Control of Company with the Executive's Termination
Cash Severance (base salary and bonus)	—	—	—	—	—		—		—	—
Restricted Stock—Accelerated	—	—	—	—	—		—		$312,035	$312,035
Health & Welfare	—	—	—	—	—		—		—	—
Other	—	—	—	—	$1,830,000	(1)	$810,000	(2)	—	—
Total	—	—	—	—	$1,830,000		$810,000		$312,035	$312,035

(1)
Represents payments under the Company's short-term and long-term disability plans.

(2)
Represents the death benefit payable to Ms. Feeney's beneficiary under basic and supplemental life insurance policies.

Potential Payments to Ms. Farhang upon the Occurrence of Certain Events

Component of Compensation	Executive's Voluntary Termination	Termination by the Company for Cause	Termination by the Executive for Good Reason	Termination by the Company without Cause	Termination due to the Executive's Disability		Termination upon the Executive's Death		Change in Control of Company without the Executive's Termination	Change in Control of Company with the Executive's Termination
Cash Severance (base salary and bonus)	—	—	—	—	—		—		—	—
Stock Options—Accelerated	—	—	—	—	—		—		—	—
Restricted Stock—Accelerated	—	—	—	—	—		—		$609,597	$609,597
Health & Welfare	—	—	—	—	—		—		—	—
Other	—	—	—	—	$2,976,000	(1)	$1,600,000	(2)	—	—
Total	—	—	—	—	$2,976,000		$1,600,000		$609,597	$609,597

(1)
Represents payments under the Company's short-term and long-term disability plans.

(2)
Represents the death benefit payable to Ms. Farhang's beneficiary under basic life insurance policy.

Director Compensation

        The Board of Directors determines and reviews compensation of directors annually. In its review, the Board of Directors considers compensation paid to directors at similarly situated companies and the time commitments required of the directors.

        Employee directors do not receive additional compensation for serving on the Board. Accordingly, Mr. Margolis, who currently is a director and employee of the Company, does not receive any additional compensation for serving on the Board. During his term on the Board of Directors, Mr. Reinckens also did not receive any compensation for such service. Directors who are not employees of the Company generally receive an annual retainer of $35,000, payable in monthly installments. The Chairman of the Audit Committee receives an additional $7,000 per year. The other members of the Audit Committee receive an additional $3,000 per year. In addition, each Board member other than Mr. Margolis receives a payment of $1,000 per day for each meeting attended. In fiscal 2012, each Board member, other than Mr. Reinckens, also received a payment of $23,000, to be used for the payment of income taxes. In addition, each Board member, other than Mr. Reinckens, also received 3,500 shares of Cache common stock, valued at $23,730 (based on the closing price of Cache common stock on January 26, 2012). Board members are also reimbursed for travel expenses incurred on Company business.

        The following table lists the compensation paid to the Company's non-executive Directors during fiscal 2012.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation(2)	Total
Gene G. Gage	$57,432	$23,730	$13,198	$94,360
Arthur S. Mintz	53,180	23,730	13,420	90,330
Andrew M. Saul	54,212	23,730	14,374	92,316
Morton J. Schrader	66,000	23,730	—	89,730

(1)
During fiscal 2012, each director listed above received 3,500 shares of Company stock with an aggregate fair market value of $23,730.

(2)
Consists of participation in our group medical insurance program.

        On February 4, 2013, the Company adopted a policy providing that, following their tenure on the Board of Directors, those directors who have served on the Board of Directors for at least ten years (together with their spouses) are entitled to continued health care benefits, subject to an aggregate out-of-pocket cap subsequent to such date of $100,000 for all directors.

REPORT OF THE AUDIT COMMITTEE

        The Audit Committee is composed of three non-management directors. All three members of the Audit Committee meet the independence and experience requirements of The NASDAQ Listing Rules. Mr. Gene Gage has served as Chairman of the Audit Committee since September 2004. He was a certified public accountant from 1973 to 2011 and has over 30 years of financial experience.

        During 2012, at each of its meetings, the Audit Committee met with the senior members of the Company's financial management team and its independent registered public accounting firm. The Audit Committee's agenda is established in meetings with the Company's independent registered public accounting firm, at which candid discussions of financial management, accounting and internal control issues took place.

        The Audit Committee reviews with the Company's financial managers and the independent registered public accounting firm's overall audit scopes and plans, the results of external audit examinations, evaluations of the Company's internal controls and the quality of the Company's financial reporting.

        Management has reviewed the Company's audited financial statements in this Annual Report on Form 10-K for fiscal 2012 with the Audit Committee, including a discussion of the quality, and not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements. In addressing the quality of management's accounting judgments, members of the Audit Committee have asked whether statements of the Company have been prepared in conformity with generally accepted accounting principles, and have expressed to both management and the independent registered public accounting firm their general preference for conservative policies when a range of accounting options is available.

        In its meetings with representatives of the independent registered public accounting firm, the Audit Committee asks them to address, and discuss their responses to, several questions that the Audit Committee believes are particularly relevant to its oversight. These questions include:

  •
  Are there any significant accounting judgments made by management in preparing the financial statements that would have been made differently had they themselves prepared and been responsible for the financial statements?

  •
  Based on their experience, and their knowledge of the Company, do the Company's financial statements fairly present to investors, with clarity and completeness, the Company's financial position and performance for the reporting period in accordance with generally accepted accounting principles, and SEC disclosure requirements?

  •
  Based on their experience, and their knowledge of the Company, has the Company implemented internal controls and internal audit procedures that are appropriate for the Company?

        The Audit Committee believes that, by thus focusing its discussions with the independent registered public accounting firm, it can promote a meaningful dialogue that provides a basis for its oversight judgments. The Audit Committee also discussed with the independent registered public accounting firm those matters required to be discussed by the independent registered public accounting firm with the Audit Committee under the rules adopted by the Public Company Accounting Oversight Board (the "PCAOB"). The Audit Committee received the written disclosures and the letter from the independent registered public accounting firm required by the applicable requirements of the PCAOB regarding the independent registered public accounting firm's communication with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm their independence. The Audit Committee considered with the independent registered public accounting firm whether the provision of non-audit services provided by them to the Company during fiscal 2012 was compatible with their independence.

        In performing all of these functions, the Audit Committee acts only in an oversight capacity. The Audit Committee completes its review prior to the Company's public announcements of financial results and, necessarily, in its oversight role, the Committee relies on the work and assurances of the Company's management, which has the primary responsibility for financial statements and reports, and of the independent registered public accounting firm, who, in their report, express an opinion on the conformity of the Company's annual financial statements to generally accepted accounting principles.

        In reliance on these reviews and discussions, and the report of the independent registered public accounting firm, the Audit Committee has recommended to the Board of Directors, and the Board has approved, that the audited financial statements for the year ended December 29, 2012, be included in this Annual Report on Form 10-K for filing with the SEC.

Audit Committee
Gene G. Gage, Chairman Morton J. Schrader Arthur S. Mintz

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information as of March 8, 2013 concerning the beneficial ownership of the Company's common stock by (i) each shareholder who is known by the Company to own beneficially in excess of 5% of the outstanding common stock, (ii) each current director, (iii) the named executive officers and (iv) all current directors and executive officers as a group. Except as otherwise indicated, each shareholder listed below has sole voting and investment power with respect to his, her or its shares of common stock. The SEC has defined the term "beneficial ownership" to include any person who has or shares voting power or investment power with respect to any security or who has the right to acquire beneficial ownership of any security within 60 days.

        The table below does not include any shares that may be issued pursuant to the transactions contemplated by the Backstop and Investment Agreement. For a discussion of these potential issuances see "Item 13. Certain Relationships and Related Party Transactions, and Director Independence—The Backstop and Investment Agreement and Related Transactions—Backstop and Investment Agreement."

Name of Beneficial Owner	No. of Shares of Common Stock	Percent of Class
Michael F. Price and affiliates(1)(2)	2,203,749	16.5%
Andrew M. Saul and affiliates(3)	1,699,334	12.7%
Dimensional Fund Advisors L.P.(4)	1,072,226	8.0%
Ironwood Investment Management, LLC(5)	757,593	5.7%
Mill Road Capital, L.P.(2)(6)	415,680	3.1%
Jay Margolis(7)	0	0.0%
Thomas E. Reinckens(8)	249,828	1.8%
Margaret J. Feeney(8)	136,833	1.0%
Rabia Farhang(8)	155,000	1.1%
Gene G. Gage	37,800	*
Arthur S. Mintz	37,736	*
Morton J. Schrader	23,800	*
All Current Executive Officers and Directors as a Group (7 persons)	2,090,503	15.3%

*
Less than 1%

(1)
In an amended Schedule 13D filed with the SEC on February 5, 2013, MFP Investors LLC reported that it is the general partner of MFP Partners, Michael Price is the managing partner of MFP Partners and the managing member and controlling person of MFP Investors LLC. MFP Partners reported beneficial ownership of 2,203,749 shares of common stock and shared voting power and shared dispositive power over 2,203,749 shares. Pursuant a Voting Agreement, Michael F. Price is entitled to be appointed to the Board of the Company prior to the Special Meeting of Shareholders. The address for MFP Partners is: c/o MFP Investors LLC, 667 Madison Avenue, 25th Floor, New York, NY 10065.

(2)
Due to the Backstop and Investment Agreement and the Voting Agreement, MFP Partners and Mill Road may each be deemed to share voting power, but not dispositive power, with respect to shares of common stock owned by each of MFP Partners and Mill Road. Each of MFP Partners and Mill Road disclaims "beneficial ownership", within the meaning of Rule 13d-3 promulgated under the Exchange Act, of shares of common stock beneficially owned by the other.

(3)
In an amendment to Schedule 13D filed with the SEC on February 11, 2013, Andrew M. Saul and Saul Partners, LP reported beneficial ownership of 1,699,334 shares of common stock, of which Andrew M. Saul has sole voting power over 449,430 shares and Mr. Saul has shared voting and dispositive power with Saul Partners, LP over 1,249,904 shares. The address for each of Andrew M. Saul and Saul Partners, LP is: c/o Saul Partners, LP, 9 West 57th Street, New York, NY 10019.

(4)
In a Schedule 13G filed with the SEC on February 11, 2013, Dimensional Fund Advisors L.P. reported beneficial ownership of 1,072,226 shares of common stock and shared voting power over 1,059,708 shares. The address for Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, TX 78746.

(5)
In a Schedule 13G filed with the SEC on February 13, 2013, Ironwood Investment Management, LLC reported beneficial ownership of 757,593 shares of common stock, and sole dispositive power over 757,593 shares. The address for Ironwood Investment Management, LLC is: Ironwood Investment Management, LLC, 21Custom House Street, Suite 240, Boston, MA 02110.

(6)
In a Schedule 13D filed with the SEC on February 15, 2013, Mill Road reported sole dispositive power over 415,680 shares of common stock and shared voting power with MFP Partners over 2,203,749 shares. The address for Mill Road is 382 Greenwich Avenue, Suite One, Greenwich, CT 06830.

(7)
Mr. Margolis joined the Company as Chairman of the Board and CEO on February 5, 2013. In connection with his employment, Mr. Margolis was granted an option to purchase 1,000,000 shares of common stock. The option will vest in equal installments on the first, second and third anniversary of the grant date, subject to accelerated vesting upon a change of control or termination of his employment without cause.

(8)
The shares listed include shares subject to stock options that are or will become exercisable within 60 days of March 8, 2013 as follows: Ms. Feeney, 63,300 shares; and Ms. Farhang, 20,000 shares. The shares listed also include shares of unvested restricted stock as follows: Mr. Reinckens, 143,333 shares; Ms. Feeney, 56,667 shares; and Ms. Farhang 110,556 shares. Mr. Reinckens ceased to be the CEO and Chairman of the Board as of February 5, 2013.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independent Directors

        The following directors of the Company are independent as that term is defined in the Nasdaq Marketplace Rules and SEC regulations: Gene Gage, Arthur Mintz, Andrew M. Saul and Morton Schrader. The Board of Directors does not have a lead independent director.

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

The Backstop and Investment Agreement and Related Transactions

        On February 5, 2013, we entered into the Backstop and Investment Agreement and certain other related transactions. The following is a description of the Backstop and Investment Agreement and such other transactions.

Backstop and Investment Agreement

        Pursuant to the Backstop and Investment Agreement (a) each of MFP Partners and Mill Road has severally and not jointly agreed to purchase from us the number of shares of common stock equal to its full pro rata share (as of the record date) of the number of shares of common stock to be offered pursuant to our contemplated rights offering, (b) each of MFP Partners, Mill Road and Mr. Margolis has agreed, severally and not jointly, to purchase from us a specified number of shares such that the gross proceeds to us from the rights offering, the issuance of shares to MFP Partners and Mill Road as described in clause (a) above and the backstop commitment described in this clause (b) will be $8.0 million, and (c) each of Mill Road and Mr. Margolis has agreed to purchase from us additional shares of common stock in such amount, if any, sufficient to enable them to acquire an aggregate of $3.5 million and $1.0 million of common stock, respectively, to the extent they are not able to otherwise acquire such amounts pursuant to the transactions described in clauses (a) and (b) of this sentence.

Voting Agreement

        In connection with the Backstop and Investment Agreement, MFP Partners and Mill Road entered into the Voting Agreement. The Voting Agreement provides that on the day prior to the shareholders meeting to vote on the issuance of shares in the rights offering and under the Backstop and Investment Agreement, two directors of the Company will be requested to resign from the Board of Directors and each of Michael F. Price, who is the managing partner of MFP Partners, and an individual designated by Mill Road (in consultation with MFP Partners) will be appointed to fill the vacancies created thereby; provided that each of MFP Partners and Mill Road may elect to defer such appointment of its respective designee to a later date. In addition, the Voting Agreement provides, among other things, that, at the Company's 2013 annual meeting of the shareholders, two individuals designated by MFP Partners (one of whom will be designated by MFP Partners in consultation with Mill Road and neither of whom will be an individual who served as a director prior to the date of the Voting Agreement) and one individual designated by Mill Road will be nominated for election to the Board of Directors, and each of MFP Partners and Mill Road will vote all of their shares of common stock in favor of the election of such individuals to the Board of Directors, in each case, subject to the terms of the Voting Agreement. The Voting Agreement provides that, effective immediately upon the earliest date on which either of Michael F. Price or a designee of Mill Road is elected as a director of the Company pursuant to the Voting Agreement, each committee of the Board of Directors will include one director designated by MFP Partners and one director designated by Mill Road, to the extent permitted by applicable law and the Nasdaq Marketplace Rules. The Company, the Board of Directors and the Nominating and Governance Committee of the Board of Directors must (i) nominate the persons designated by MFP Partners and Mill Road to serve on the Board of Directors at the next annual shareholders meeting or any special shareholders meeting that is held in lieu of the next annual shareholders meeting and (ii) use all commercially reasonable efforts to cause the election of the persons so nominated.

        The Voting Agreement provides that nothing therein shall be deemed to limit or restrict any director or officer of the Company from exercising his or her fiduciary duties in accordance with applicable law. The term of the Voting Agreement expires immediately following the 2013 annual meeting of the shareholders, unless earlier terminated in accordance with its terms.

        The Company is required pursuant to the terms of the Voting Agreement to enter into an indemnification agreement (the "Indemnification Agreement") with each person appointed or elected to serve as a director of the Company, the form of which is attached as an exhibit to the Voting Agreement. The Indemnification Agreement provides, among other things, that the Company will indemnify each director in the event that he/she becomes a party or otherwise a participant in any action or proceeding on account of her/his service as a director (or service for another entity in any capacity at the Company's request) to the fullest extent permitted by applicable law. In addition, the Indemnification Agreement provides for the advancement of expenses incurred by directors. The rights provided by the Indemnification Agreement are in addition to any other rights to indemnification or advancement of expenses to which directors may be entitled under the Company's articles of incorporation and bylaws, applicable law, or otherwise. The Company intends to enter into the Indemnification Agreement with each of its directors.

Voting and Standstill Agreements

        On February 5, 2013, (i) Thomas E. Reinckens, who resigned as Chairman of the Board and CEO as of that date, and the Company entered into a Voting and Standstill Letter Agreement (the "Reinckens Voting and Standstill Agreement"), and (ii) Andrew Saul, a director of the Company, and the Company entered into a Voting, Standstill and Indemnification Letter Agreement (the "Saul Voting, Standstill and Indemnification Letter Agreement", and together with the Reinckens Voting and Standstill Agreement, the "Voting and Standstill Agreements") pursuant to which each of Mr. Reinckens and Mr. Saul agreed (i) to vote any and all shares of common stock he or his affiliates own in favor of the issuance of shares in the rights offering and the other transactions contemplated by the Backstop and Investment Agreement and (ii) not to transfer any such shares until the earlier of (x) two trading days following the closing date of the issuance of shares in the rights offering and under the Backstop and Investment Agreement and (y) thirty days following the termination of the Backstop and Investment Agreement. In addition, Mr. Saul agreed pursuant to the Saul Voting, Standstill and Indemnification Agreement not to stand for re-election at the 2013 annual meeting of the shareholders.

Employment Agreement for New Chief Executive Officer

        On February 5, 2013, we hired Mr. Margolis as our Chairman and CEO. See "Item 11. Executive Compensation—Employment Agreements—Employment Agreement for New Chief Executive Officer" for a discussion on Mr. Margolis' compensation agreements.

New Employment Agreement and Separation Agreement for the Former Chief Executive Officer

        On February 24, 2012, the Company entered into a new three year employment agreement with Thomas E. Reinckens, the Company's former CEO. Mr. Reinckens' prior three year employment agreement expired on that date. On February 5, 2013, Mr. Reinckens resigned as Chairman of the

Board of Directors and CEO of the Company. At such time his employment agreement was terminated and we entered into the Separation Agreement with Mr. Reinckens. See "Item 11. Executive Compensation—Employment Agreements—Employment Agreement and Separation Agreement for Former Chief Executive Officer" for more information concerning these agreements.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table sets forth the aggregate fees billed to the Company for fiscal 2012 and fiscal 2011 by Mayer Hoffman McCann CPAs (The New York Practice of Mayer Hoffman McCann P.C.) ("Mayer Hoffman").

Fees	Fiscal 2012 Amount	Fiscal 2011 Amount
Audit Fees	$368,345	$370,046
Audit-Related Fees	$28,755	$28,763
Tax Fees	$—	$—
All Other Fees	$4,819	$6,129
Total Fees	$401,919	$404,938

        The Audit Committee has considered whether the provision of these services is compatible with Mayer Hoffman maintaining its independence.

        "Audit fees" includes fees for the annual audit and reviews of the Company's quarterly reports on Form 10-Q.

        "Audit-related fees" include fees for audits of benefit plans and the review of other filings by the Company.

        "All other fees" include fees for evaluations and advisory services.

        The Audit Committee requires pre-approval of all services performed by Mayer Hoffman. Consequently, during fiscal 2012 and 2011, any project for which management hired Mayer Hoffman to perform was presented to the Audit Committee, along with an estimate of the costs to be incurred. The Audit Committee reviewed and approved the estimate before the commencement of the project. The Audit Committee was updated by management if additional costs were expected to be incurred. There were no other services approved by the Board.

PART IV

ITEM 15.    EXHIBITS and FINANCIAL STATEMENT SCHEDULE

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

(i)
The financial statements listed in the "Index To The Consolidated Financial Statements" on page F-1.

(ii)
The financial statement schedule is included on page F-29. Other schedules may be omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(iii)
Exhibits. The exhibit index is included below. A shareholder may obtain a copy of any of the exhibits included in the Annual Report on Form 10-K upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, by written request to Cache, Inc., at 1440 Broadway, 5th Floor, New York, New York 10018, Attention: Chief Financial Officer.

3.1	Articles of Incorporation of the Company and all amendments thereto
3.2	Bylaws of the Company and all amendments thereto
10.1	Lease, dated July 28, 2003, between the Company, as Tenant, and New 1440 Broadway Partners, LLC, as Landlord, for the Company's offices at 1440 Broadway, New York, New York(1)
10.2	2003 Stock Option Plan of the Company(1)(7)
10.3	Form of Option Agreement relating to Options issued under the 2003 Stock Option Plan(2)(7)
10.4	2008 Stock Option Plan of the Company(3)(7)
10.5	Employment Agreement, dated October 21, 2009, between Cache, Inc. and Rabia Farhang(4)(7)
10.6	Employment Agreement, dated February 24, 2012, between the Company and Thomas E. Reinckens(5)(7)
10.7	Investment Agreement, by and among Mill Road Capital, L.P., MFP Partners, L.P., Jay Margolis and the Company, dated as of February 5, 2013 (including the form of Registration Rights Agreement)(6)
10.8	Voting Agreement by and among Mill Road Capital, L.P., MFP Partners, L.P. and the Company, dated as of February 5, 2013(6)
10.9	Form of Indemnification Agreement
10.10	Voting, Standstill and Indemnification Letter Agreement, by and between the Company and Andrew Saul, dated as of February 5, 2013(6)
10.11	Separation and General Release Agreement between Cache, Inc. and Thomas E. Reinckens, dated as of February 5, 2013(6)
10.12	Employment Agreement between Cache, Inc. and Jay Margolis, dated as of February 5, 2013(6)
10.13	Nonqualified Stock Option Agreement between Cache, Inc. and Jay Margolis, dated as of February 5, 2013(6)(7)
10.14	Form of Restricted Stock Award Agreement
10.15	Amendment No. 1 to Investment Agreement, by and among Mill Road Capital, L.P., MFP Partners, L.P., Jay Margolis and the Company, dated as of March 12, 2013

12.1	Statements re: Computation of Ratios
21.1	Subsidiaries of the Registrant
23.1	Consent of Mayer Hoffman McCann CPAs (The New York Practice of Mayer Hoffman McCann P.C.)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Cache Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the Fifty-Two Weeks Ended December 29, 2012, December 31, 2011 and January 1, 2011, (iii) the Consolidated Statements of Stockholders' Equity for the Fifty-Two Weeks Ended January 1, 2011, December 31, 2011, and December 29, 2012 (iv) the Consolidated Statements of Cash Flows for the Fifty-Two Weeks Ended December 29, 2012, December 31, 2011 and January 1, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)
Incorporated by reference to the Company's Definitive Proxy Statement filed on October 6, 2003

(2)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

(3)
Incorporated by reference to the Company's registration statement on Form S-8, dated July 11, 2008.

(4)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

(5)
Incorporated by reference to the Company's Current Report on Form 8-K, dated March 1, 2012.

(6)
Incorporated by reference to the Company's Current Report on Form 8-K, filed on February 8, 2013

(7)
Exhibits 10.2 through 10.6 and 10.13 are management contracts or compensatory plans or arrangements, which are required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

(b)
Reference is made to Item 15(a)(3) above.

(c)
Reference is made to Item 15(a)(2) above.

Signatures

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2013	CACHE, INC. (Registrant)
	By:	/s/ JAY MARGOLIS Jay Margolis Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JAY MARGOLIS Jay Margolis	Chairman of the Board and Chief Executive Officer	March 12, 2013
/s/ MARGARET J. FEENEY Margaret J. Feeney	Executive Vice President (Chief Financial Officer and Principal Accounting Officer)	March 12, 2013
/s/ GENE G. GAGE Gene G. Gage	Director	March 12, 2013
/s/ ARTHUR S. MINTZ Arthur S. Mintz	Director	March 12, 2013
/s/ ANDREW M. SAUL Andrew M. Saul	Director	March 12, 2013
/s/ MORTON J. SCHRADER Morton J. Schrader	Director	March 12, 2013

CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 29, 2012,
DECEMBER 31, 2011,
AND
JANUARY 1, 2011

CACHE, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cache, Inc.
New York, New York

        We have audited the accompanying consolidated balance sheets of Cache, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15 for each of the years in the three-year period ended December 29, 2012. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and on the financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cache, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Mayer Hoffman McCann CPAs

(The New York Practice of Mayer Hoffman McCann P.C.)

New York, New York
March 12, 2013

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 29, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and equivalents (Note 1)	$12,360,000	$22,509,000
Marketable securities (Note 2)	3,013,000	4,008,000
Certificates of deposit—restricted (Note 7)	3,000,000	3,000,000
Receivables, net (Note 3)	2,200,000	3,403,000
Income tax receivable (Note 3)	184,000	162,000
Inventories, net (Note 4)	21,246,000	22,075,000
Prepaid expenses and other current assets (Note 11)	2,224,000	1,572,000

Total Current Assets	44,227,000	56,729,000
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Notes 5 and 8)	20,177,000	18,937,000
INTANGIBLE ASSETS, net	102,000	102,000
OTHER ASSETS (Note 11)	10,119,000	8,877,000

Total Assets	$74,625,000	$84,645,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$12,397,000	$9,565,000
Accrued compensation	2,615,000	2,579,000
Accrued liabilities (Note 6)	11,795,000	10,217,000

Total Current Liabilities	26,807,000	22,361,000
OTHER LIABILITIES (Note 9)	8,777,000	11,487,000
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
Common stock, par value $.01; authorized, 40,000,000 shares; issued 17,093,788 and 17,097,566 shares (Note 12)	171,000	171,000
Additional paid-in capital	48,735,000	48,413,000
Retained earnings	29,930,000	42,008,000
Treasury stock, 3,682,199 shares, at cost (Note 12)	(39,795,000)	(39,795,000)

Total Stockholders' Equity	39,041,000	50,797,000

Total Liabilities and Stockholders' Equity	$74,625,000	$84,645,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks Ended	52 Weeks Ended
			52 Weeks Ended
	December 29, 2012	December 31, 2011
			January 1, 2011
NET SALES	$224,210,000	$223,880,000	$206,519,000
COST OF SALES, including buying and occupancy	140,299,000	127,461,000	127,662,000

GROSS PROFIT	83,911,000	96,419,000	78,857,000

EXPENSES
Store operating expenses	77,687,000	76,024,000	75,901,000
General and administrative expenses	18,542,000	17,428,000	19,987,000
Impairment charges (Notes 1 and 8)	1,118,000	719,000	10,066,000

TOTAL EXPENSES	97,347,000	94,171,000	105,954,000

OPERATING INCOME (LOSS)	(13,436,000)	2,248,000	(27,097,000)

OTHER INCOME (EXPENSE)
Interest expense	—	(70,000)	(117,000)
Interest income	73,000	87,000	143,000

TOTAL OTHER INCOME	73,000	17,000	26,000

INCOME (LOSS) BEFORE INCOME TAXES	(13,363,000)	2,265,000	(27,071,000)
INCOME TAX PROVISION (BENEFIT) (Note 11)	(1,285,000)	184,000	(4,639,000)

NET INCOME (LOSS)	$(12,078,000)	$2,081,000	$(22,432,000)

BASIC EARNINGS (LOSS) PER SHARE	$(0.90)	$0.16	$(1.73)

DILUTED EARNINGS (LOSS) PER SHARE	$(0.90)	$0.16	$(1.73)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	13,418,000	13,157,000	12,975,000

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	13,418,000	13,161,000	12,975,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock (Note 13)
					Treasury Stock
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Shares	Amount	Total
Balance at January 3, 2010	16,574,034	$166,000	$47,553,000	$62,359,000	3,682,199	$(39,795,000)	$70,283,000

Net loss	—	—	—	(22,432,000)	—	—	(22,432,000)
Issuance of common stock	234,000	2,000	90,000	—	—	—	92,000
Forfeiture of restricted stock	(41,669)	—	—	—	—	—	—
Stock based compensation	—	—	369,000	—	—	—	369,000

Balance at January 1, 2011	16,766,365	168,000	48,012,000	39,927,000	3,682,199	(39,795,000)	48,312,000

Net income	—	—	—	2,081,000	—	—	2,081,000
Issuance of common stock	394,200	4,000	105,000	—	—	—	109,000
Forfeiture of restricted stock	(62,999)	(1,000)	1,000	—	—	—	—
Stock based compensation	—	—	295,000	—	—	—	295,000

Balance at December 31, 2011	17,097,566	171,000	48,413,000	42,008,000	3,682,199	(39,795,000)	50,797,000

Net loss	—	—	—	(12,078,000)	—	—	(12,078,000)
Issuance of common stock	26,000	—	94,000	—	—	—	94,000
Forfeiture of restricted stock	(29,778)	—	—	—	—	—	—
Stock based compensation	—	—	228,000	—	—	—	228,000

Balance at December 29, 2012	17,093,788	$171,000	$48,735,000	$29,930,000	3,682,199	$(39,795,000)	$39,041,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Cash flows From Operating Activities:
Net income (loss)	$(12,078,000)	$2,081,000	$(22,432,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,176,000	7,784,000	9,421,000
Impairment charges	1,118,000	719,000	10,066,000
Gain on the settlement of note payable	—	(345,000)	—
Provision for sales allowances and doubtful accounts	—	—	(53,000)
Deferred income taxes	(1,364,000)	434,000	(4,724,000)
Amortization of deferred rent	(1,963,000)	(2,405,000)	(2,503,000)
Amortization of deferred income for co-branded credit card	(1,159,000)	(904,000)	(678,000)
Gift card breakage	(275,000)	(642,000)	(196,000)
Stock-based compensation	322,000	381,000	461,000
Non-cash interest expense on note payable	—	71,000	23,000
Gain from insurance proceeds	—	(41,000)	(98,000)
Proceeds from insurance recovery	130,000	80,000	139,000
Change in assets and liabilities:
Decrease (increase) in receivables and income tax receivable	972,000	(770,000)	3,997,000
Decrease (increase) in inventories	829,000	(6,286,000)	769,000
Decrease (increase) in prepaid expenses and other assets	(529,000)	3,526,000	(58,000)
Increase in accounts payable	2,832,000	1,292,000	649,000
Increase in accrued liabilities, accrued compensation and other liabilities	1,736,000	796,000	592,000

Net cash provided by (used in) operating activities	(2,253,000)	5,771,000	(4,625,000)

Cash Flows From Investing Activities:
Purchase of marketable securities	(9,047,000)	(6,093,000)	(23,383,000)
Maturities of marketable securities	10,042,000	23,008,000	32,459,000
Certificates of deposit—restricted	—	(500,000)	(1,000,000)
Purchase of equipment and leasehold improvements	(8,970,000)	(2,817,000)	(3,448,000)
Proceeds from insurance recovery	79,000	71,000	109,000

Net cash provided by (used in) investing activities	(7,896,000)	13,669,000	4,737,000

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	—	23,000	—
Repayment of note payable	—	(1,563,000)	(1,019,000)

Net cash used in financing activities	—	(1,540,000)	(1,019,000)

Net increase (decrease) in cash and equivalents	(10,149,000)	17,900,000	(907,000)
Cash and equivalents, at beginning of period	22,509,000	4,609,000	5,516,000

Cash and equivalents, at end of period	$12,360,000	$22,509,000	$4,609,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        Cache, Inc. (together with its subsidiaries, the "Company") operates 260 women's apparel specialty stores, as of December 29, 2012. The Company specializes in the sale of high fashion women's apparel and accessories in the better to expensive price range.

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

        The most significant estimates made by management include those made in the areas of inventory; impairment of long lived assets; income taxes; self insurance reserves; stock-based compensation, gift card breakage, sales returns and allowances and income tax uncertainties. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

Fiscal Reporting Period

        The Company reports its annual results of operations based on fiscal periods comprised of 52 or 53 weeks, which is in accordance with industry practice. Results for each of fiscal 2012, 2011, and 2010 included 52 weeks.

Fair Value of Financial Instruments

        The carrying amounts of certificates of deposit, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to their short-term nature.

Cash and Equivalents

        The Company considers all highly liquid investments that mature within three months or less when purchased to be cash equivalents.

Marketable Securities

        Marketable securities, at December 29, 2012 and December 31, 2011, primarily consist of short-term certificates of deposit. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company's held-to-maturity securities mature within one year

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value. A decline in the market value of any held-to-maturity security below cost, that is deemed to be other than temporary, results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments, as an adjustment to yield using the effective interest method. Interest income is recognized when earned. The fair value of our marketable securities totaled approximately $3.0 million and $4.0 million, as of December 29, 2012 and December 31, 2011, respectively.

Allowance for Doubtful Accounts

        The allowance for doubtful accounts, which is regularly reviewed, is an estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is determined based on historical write-off experience and the current retailer environment. Balances over 90 days past due and over a specified amount are reviewed individually for collectability; other balances are considered on an aggregate basis considering the aging of balances. Account balances are written off against the allowance when it is probable the receivable will not be recovered. There is no off-balance sheet credit exposure related to the Company's customers. Management believes that the risk associated with trade accounts receivable is adequately provided for in the allowance for doubtful accounts. During the 52 week periods ended December 29, 2012 and December 31, 2011 the Company recorded no reserves for doubtful accounts. During the 52 week period ended January 1, 2011, the Company recorded reserves of approximately $44,000, utilized $77,000 and reversed $20,000 of reserve balance due to the discontinuance of the Company's wholesale division—Mary L. This amount is included as part of the sales allowance reserve, which is provided in supplemental schedules on page F-29.

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

        The Company evaluates finite-lived assets in accordance with "Impairment or Disposal of Long-Lived Assets" under Topic 360 "Property, Plant and Equipment" of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC"). Finite-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates (See Note 8).

Intangible Assets

        Intangible assets consist of various trade names associated with the Cache name. The Company evaluates its intangible assets in accordance with "Intangibles—Goodwill and Other", Topic 350 of the FASB ASC. During fiscal 2010, the Company performed impairment testing, which considered the Company's fair value to determine whether an impairment charge related to the carrying value of the Company's recorded goodwill and other intangible assets, associated with its Adrienne Victoria reporting unit was necessary. The Company considered many factors in evaluating whether the carrying value of the recorded goodwill was recoverable. Factors used to determine this primarily include declines in stock price and the market capitalization in relation to the book value of the Company, discounted projected cash flows of the reporting unit and valuation of companies comparable to the reporting unit. As a result of this testing, an impairment charge of $9.1 million was recorded against the remaining carrying value of goodwill during fiscal 2010.

Self Insurance

        We are self-insured for losses and liabilities related primarily to employee health and welfare claims, up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred, using certain actuarial assumptions followed in the insurance industry and based on Company experience. The Company's earnings were impacted by an increase in employee health and welfare claims of $499,000 for fiscal 2011 as compared with fiscal 2010. Adjustments to earnings resulting from changes in historical loss trends were not significant for fiscal 2010 and 2012. We maintain stop loss insurance coverage, which covers us for benefits paid in excess of limits as defined in the plan. Therefore we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in earnings.

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

        The Company recorded breakage income of $275,000, $642,000 and $196,000 during fiscal years ended 2012, 2011 and 2010, respectively.

Revenue Recognition

        Sales are recognized at the "point of sale," which occurs when merchandise is sold in an "over-the-counter" transaction or upon receipt by a customer. Sales of merchandise via our website and the related amounts billed to customers for shipping and handling fees are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges/(credits) to earnings resulting from revisions to estimates on our sales return provision were approximately $34,000, $(96,000) and $77,000 for fiscal 2012, 2011 and 2010, respectively. Costs incurred for shipping and handling is included in cost of sales. The Company records revenues net of applicable sales tax.

        The Company's co-branded customer credit card program entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract. During fiscal 2012, 2011 and 2010, the Company received $363,000, $745,000 and $780,000, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards in fiscal 2012, 2011 and 2010 was $1.2 million, $904,000 and $678,000, respectively.

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

        The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program, the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded in fiscal 2012, 2011 and 2010 was $452,000, $425,000 and $373,000, respectively.

        Seasonality.    We experience seasonal and quarterly fluctuations in our net sales and operating income. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, fashion trends and shifts in timing of certain holidays. Our business is subject to seasonal influences, characterized in substantially all years by highest sales during our fourth fiscal quarter (October, November and December) and lowest sales during our third fiscal quarter (July, August and September).

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

Advertising costs

        Costs associated with advertising are charged to store operating expense, when the advertising first takes place. The Company spent $5.7 million, $6.6 million and $8.2 million for advertising costs in fiscal 2012, 2011, and 2010, respectively.

Pre-Opening Store Expenses

        Expenses associated with the opening of new stores are expensed as incurred.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cache 401(K) Savings Plan

        Employees are eligible to participate in the Company's 401(k) plan if they have been employed by the Company for one year, have reached age 21 and work at least 1,000 hours annually. Generally, employees can defer up to 25% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The Company can make a discretionary matching contribution for the employee. Employer contributions to the plan for fiscal 2012, 2011 and 2010 were $118,000, $104,000 and $32,000, respectively.

Income Taxes

        The Company accounts for income taxes in accordance with "Income Taxes" Topic 740 of the FASB ASC. This statement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company's best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions (See Note 11).

Stock-Based Compensation

        Stock-based compensation expense for all stock-based awards program, including grants of stock options, is recorded in accordance with "Compensation—Stock Compensation", Topic 718 of the FASB ASC. The grant date fair value for stock options is calculated using the Black- Scholes option valuation model. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. All employee stock options were granted at or above the grant date market price. Judgment is required in estimating the amount of share- based awards expected to be forfeited prior to vesting. In accordance with the stated guidance, if actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted (See Note 12). The Company recognized $322,000, $381,000 and $461,000 in stock-based compensation expense during fiscal 2012, 2011 and 2010, respectively.

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

Concentration

        The Company has five major suppliers, which accounted for approximately 32% of our purchases during fiscal 2012, and our largest supplier accounted for 13% of our purchases during fiscal 2012. The loss of any of these suppliers could adversely affect the Company's operations.

Recent Accounting Developments

        In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments in ASU 2013-02 are effective prospectively for interim and annual reporting periods beginning after December 15, 2012. The Company does not expect the adoption of ASU 2013-02 to have a material impact on the Company's consolidated financial statements.

        In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The Company does not expect that the adoption of ASU 2012-02 will have a material impact on the Company's consolidated financial statements.

        In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers only those changes in ASU 2011-05 related to the presentation of reclassification adjustments in order to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of the reclassifications out of

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 was effective at the same time as ASU 2011-05 and until determined, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The adoption of ASU 2011-12 did not have a material impact on the Company's consolidated financial statements.

        In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220)—Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments were effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 did not have a material impact on the Company's consolidated financial statements.

        In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (ASC Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes to the ASC as a result of this update were effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company's consolidated financial statements.

Supplemental Statements of Cash Flow Information

        During fiscal 2011 and 2010, the Company accrued $70,000 and $117,000 and paid $94,000 for interest expense on a note payable which was settled during fiscal 2011. During fiscal 2012, 2011 and 2010, the Company paid $209,000, $337,000 and $125,000 in income taxes, respectively. In addition, during fiscal 2012, 2011 and 2010, the Company accrued equipment and leasehold improvements of $764,000, $199,000 and $330,000, respectively.

NOTE 2. FAIR VALUE MEASUREMENT

        "Fair Value Measurement", Topic 820 of the FASB ASC, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Topic 820 of the FASB ASC establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

        The fair value of our marketable securities, which was determined based upon Level 1 inputs, totaled $3.0 million and $4.0 million, as of December 29, 2012 and December 31, 2011, respectively. For the fiscal periods ended December 29, 2012 and December 31, 2011, the aggregate amount of marketable securities (maturing greater than 90 days and less than one year) totaled approximately $3.0 million and $4.0 million, respectively. The Company noted small variances between the book value and fair value due to the remaining unamortized premiums. As a result, no impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments. Interest income is recognized when earned.

NOTE 3. RECEIVABLES

	December 29, 2012	December 31, 2011
Construction allowances	$137,000	$343,000
Third party credit cards	1,622,000	2,172,000
Other	441,000	888,000

	$2,200,000	$3,403,000

        At December 29, 2012 and December 31, 2011, the Company recorded an income tax receivable of $184,000 and $162,000, which resulted from quarterly federal and state estimated tax payments.

NOTE 4. INVENTORIES

	December 29, 2012	December 31, 2011
Raw materials	$1,014,000	$1,590,000
Work in process	2,237,000	1,221,000
Finished goods	17,995,000	19,264,000

	$21,246,000	$22,075,000

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	December 29, 2012	December 31, 2011
Leasehold improvements	$47,734,000	$49,425,000
Furniture, fixtures, and equipment	39,571,000	35,004,000

	87,305,000	84,429,000
Less: accumulated depreciation and amortization	(67,128,000)	(65,492,000)

	$20,177,000	$18,937,000

        Store operating and general and administrative expenses include depreciation and amortization expense of $7.2 million, $7.8 million and $9.4 million for the fiscal years ended 2012, 2011 and 2010, respectively. The Company recorded an impairment charge during fiscal 2012, 2011 and 2010 on its long lived assets; see Note 8 herein for additional details. The Company closed nine stores in early fiscal 2013 thus far and as a result recorded accelerated depreciation of $166,000 in fiscal 2012.

NOTE 6. ACCRUED LIABILITIES

	December 29, 2012	December 31, 2011
Gift cards, merchandise credit cards and other customer deposits and credits	$4,118,000	$3,916,000
Taxes, including income taxes	2,130,000	2,185,000
Operating expenses	2,502,000	1,826,000
Deferred income	1,215,000	1,031,000
Group insurance	581,000	609,000
Sales return reserve	485,000	451,000
Fixed asset additions	764,000	199,000

	$11,795,000	$10,217,000

NOTE 7. CREDIT FACILITY

        On May 1, 2012, we amended our one year credit facility with Bank of America (the "Bank"). Under this facility, we may direct the Bank to issue letters of credit up to a total of $3.0 million. Any outstanding letters of credit under this facility are collateralized by a security interest in various certificates of deposit held by us and our subsidiaries with the Bank, amounting to a total of $3.0 million. This one year credit facility will expire on April 30, 2013. We are currently reviewing our future requirements for a credit facility and we plan to initiate discussion with our bankers to renew this credit line or negotiate a new credit facility.

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

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. IMPAIRMENT CHARGES

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

        Due to the inability of the Company to assess the fair market value of the Company's assets in its retail stores, as these assets are not traded in an active market, the Company determined its fair market value by computing the net present value of future cash flows by discounting those future cash flows using a risk free interest rate from a 10 year treasury note. To analyze stores for impairment, the Company compared the undiscounted future cash flows against the carrying value of the long lived assets, as of December 29, 2012, for each store and as a result, identified 26 stores where the sum of undiscounted future cash flows were less than the corresponding carrying amounts. The Company then compared the net present value of future cash flows for these 26 stores against the carrying amount of the long lived assets and as a result of the excess carrying value over the computed net present value, the Company recorded an impairment charge of approximately $1.1 million for the 26 underperforming stores identified. As a result of this impairment charge, which was recorded during the fourth quarter of fiscal 2012, the Company also adjusted the cost basis of the long lived assets at the affected stores in accordance with the stated guidance mentioned above. Comparatively, the Company recorded an impairment charge of $719,000 for 14 underperforming stores and $974,000 for 15 underperforming stores in fiscal 2011 and 2010, respectively.

NOTE 9. OTHER LIABILITIES

        The Company's other liabilities are comprised of the following:

	December 29, 2012	December 31, 2011
Deferred rent	$8,372,000	$10,114,000
Deferred income—co-branded credit card program	405,000	1,373,000

	$8,777,000	$11,487,000

        In fiscal 2012, the Company recognized a net gain of $268,000 from the reversal of deferred rent partially offset by lease termination costs, which were substantially negotiated and paid in December 2012 for stores closed in fiscal 2013. In fiscal 2011, the Company recognized a net gain of $236,000 from the reversal of deferred rent partially offset by lease termination costs, which were substantially negotiated and paid in December 2011 for stores closed in fiscal 2012. These net gains are included in store operating expenses.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Leases

        At December 29, 2012, the Company was obligated under operating leases for the corporate office, as well as another location that houses our design, production and customer service departments and various store locations expiring at various times through 2028. The terms of the leases generally provide for the payment of minimum annual rentals, contingent rentals based on a percentage of sales in excess of a stipulated amount, and a portion of promotional funds, common area maintenance and heating, ventilation and air conditioning charges. Most leases contain leasehold improvement reimbursements from landlords and/or rent holidays. In recognizing landlord incentives and minimum rent expenses, the Company amortizes the charges and incentives on a straight line basis over the lease term.

        Store rental expense related to these leases, included in cost of sales, consisted of the following:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net minimum rentals	$22,918,000	$22,951,000	$22,796,000
Other occupancy costs including contingent rentals	11,155,000	10,700,000	10,628,000

	$34,073,000	$33,651,000	$33,424,000

        Rent expense for our New York City offices amounted to approximately $1.2 million for 2012 and approximately $1 million for fiscal 2011 and 2010.

        Future minimum payments under non-cancelable operating leases consisted of the following at December 29, 2012:

Fiscal years ending:
2013	$24,648,000
2014	20,557,000
2015	16,703,000
2016	14,373,000
2017	9,250,000
Thereafter	25,241,000

Total future minimum lease payments	$110,772,000

        The operating leases included in the table above do not include contingent rent based upon sales volume, which represented less than 1% of net minimum rent expense in fiscal 2012, or other occupancy costs such as promotional funds, common area maintenance and heating, ventilation and air conditioning charges, which represented approximately 47.9% of net minimum rent expense in fiscal 2012.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

Other Commitments

        The following tables summarize our other commitments as of December 29, 2012:

	Payments Due in Period
	Total	2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Other Obligations
Employment Contracts	$1,292	$600	$600	$92	$—	$—	$—
Purchase Obligations	38,954	38,954	—	—	—	—	—
Letters of credit	2,094	2,094	—	—	—	—	—

Total	$42,340	$41,648	$600	$92	$—	$—	$—

        We issue letters of credit primarily for the importation of merchandise inventories and as security deposits for our corporate office. The Company does not have any off-balance sheet financing arrangements.

        In February 2013, the Company entered into a separation and general release agreement with Thomas E. Reinckens and an employment agreement with Jay Margolis our new Chairman and Chief Executive Officer (See Note 15).

Contingencies

        On June 30, 2010, Chico's FAS, Inc. and White House--Black Market, Inc. (together referred to as "Chico's") filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York. Chico's alleged in its complaint, among other things, that two former Chico's employees who are now employed by Cache supplied the Company with confidential information and trade secrets, which Cache benefited from. In April 2011, the Company amicably resolved all claims in the lawsuit filed by Chico's. The terms of the settlement were confidential. The resolution of this lawsuit did not have a material adverse effect on the Company's financial condition or operations. The Company received an insurance reimbursement of $450,000 for the recovery of legal fees paid in connection with this lawsuit. This reimbursement was recorded in general and administrative expenses in fiscal 2011.

        The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss. The Company had no guarantees, subleases or assigned lease obligations as of December 29, 2012 and December 31, 2011.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. INCOME TAXES

        The provision (benefit) for income taxes includes:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Current:
Federal	$(8,000)	$44,000	$16,000
State	87,000	(294,000)	69,000

	79,000	(250,000)	85,000

Deferred:
Federal	(843,000)	454,000	(4,105,000)
State	(521,000)	(20,000)	(619,000)

	(1,364,000)	434,000	(4,724,000)

Provision (benefit) for income taxes	$(1,285,000)	$184,000	$(4,639,000)

        The Company's effective tax rate, as a percent of income before income taxes, differs from the statutory federal tax rates as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Federal statutory tax rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal tax benefit	4.6%	8.0%	4.2%
Valuation allowance	(28.3)%	(24.8)%	(20.9)%
Change in unrecognized tax benefits	0.0%	(12.0)%	0.0%
Other net, primarily permanent differences	(0.7)%	2.9%	(0.1)%

Provision for income taxes	9.6%	8.1%	17.2%

        The major components of the Company's net deferred tax assets (liabilities) at December 29, 2012 and December 31, 2011 are as follows:

Current	December 29, 2012	December 31, 2011
Group insurance	$227,000	$233,000
Sales return reserve	189,000	172,000
Inventory	639,000	585,000
Prepaid expenses	(514,000)	(415,000)

	541,000	575,000
Valuation allowance	(189,000)	(221,000)

Total Current	$352,000	$354,000

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. INCOME TAXES (Continued)

Non-Current	December 29, 2012	December 31, 2011
Federal and State tax net operating loss carry-forwards	$13,556,000	$6,785,000
Deferred rent	1,380,000	1,383,000
Deferred construction allowances	(7,273,000)	(6,334,000)
Other (principally depreciation expense)	10,968,000	11,607,000

	18,631,000	13,441,000
Valuation allowance	(8,774,000)	(4,951,000)

Total Non-current	$9,857,000	$8,490,000

        During fiscal 2012 and 2010, the Company generated federal net operating losses of approximately $17.9 million and $17.3 million, respectively. During fiscal 2011, the Company generated federal taxable income of $2.2 million. At December 29, 2012, the Company had a federal net operating loss ("NOL") carry-forward of approximately $32.9 million, available for carry-forward for the next 20 years, expiring from 2030 through 2032.

        In assessing the realization of our deferred tax assets, we consider all available evidence to determine whether it is more likely than not that some portion or all of the net deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, during the periods in which those temporary differences become realizable. We consider the scheduled reversal of deferred tax assets (including the impact of available carry-back and carry-forward periods) and projected taxable income in assessing the realization of federal deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. The Company's current or previous losses are given more weight than its projected future performance. Consequently, based on our evaluation of all available evidence, in particular our recent operating losses, we established a federal valuation allowance of $5.1 million at January 1, 2011. At December 31, 2011, the Company reduced the federal valuation allowance to $4.6 million, primarily due to the utilization of net operating loss carry-forwards. At December 29, 2012, the Company increased the federal valuation allowance to $8.3 million, primarily due to the operating losses generated in fiscal 2012. For state income tax purposes, the Company has established a valuation allowance in the amount of $68,000 in fiscal 2009, primarily to reserve for the possible non-utilization of state NOL carry-forwards, which may not be realized in future periods before the NOLs expire. The Company increased the state valuation allowance at January 1, 2011 to $650,000. At December 31, 2011, the Company reduced the state valuation allowance to $538,000, primarily due to the utilization of net operating loss carry-forwards. At December 29, 2012, the Company increased the state valuation allowance to $676,000, primarily due to the operating losses generated in fiscal 2012.The Company's state NOLs expire from 2013 through 2032.

        The Current portion of deferred tax assets and liabilities are included in prepaid expenses and other current assets, while the Non-current portion of deferred tax assets and liabilities are included in other assets on the Company's accompanying consolidated balance sheets.

        The Company accounts for Uncertainty in Income Taxes in accordance with Topic 740 of the FASB ASC which prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The provision also states that a tax benefit from an uncertain tax position may be

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. INCOME TAXES (Continued)

recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 29, 2012 and December 31, 2011, the Company had no reserve recorded for potential tax contingencies.

        Although the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company's accrued position. Accordingly, the Company's provisions on federal, state and local tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of December 29, 2012, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

        The Company and certain of its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions.

        The Company received refunds for its NOL carry-backs for 2008 and 2009. The refund claims were examined by the IRS and approved by the Joint Committee of Taxation in March 2012.

        As for state and local income taxes, with few exceptions, the Company is subject to state and local income tax examinations by taxing authorities for years after 2008.

NOTE 12. STOCK BASED COMPENSATION

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

        The Company's 2008 Stock Option and Performance Incentive Plan (the "2008 Plan") provides for the granting of various forms of awards, which has a maximum of 800,000 shares of common stock available. The shares available for issuance under the 2008 Plan are comprised of the following: (i) unissued shares of Common Stock previously available for issuance under the Company's 2003 Stock Option and Performance Incentive Plan (the "2003 Plan"), which were never granted or issued and are being carried forward into the Company's 2008 Plan, and (ii) additional shares of Common Stock not previously available for issuance under incentive compensation plans. As of December 29, 2012, there were a total of 77,247 shares available for future grants under the 2008 Plan. All of the Company's prior stock option plans have expired as to the ability to grant new options.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. STOCK BASED COMPENSATION (Continued)

        Awards granted under the plan have a ten-year term and may be incentive stock options, non-qualified stock options or restricted shares. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a three or four year period. The granted restricted stock awards generally become exercisable at the maximum rate of approximately 33% per annum, to the extent certain Company performance goals, as approved by the Compensation and Plan Administration Committee are achieved. The price for stock options is payable in cash at the time of the exercise or, at the discretion of the Administrators, through the delivery of shares of Common Stock or the Company's withholding of shares otherwise deliverable to the employee, or a combination thereof. We recognize compensation expense ratably over the vesting period, net of estimated forfeitures. There were no stock options exercised during the 52-week period ended December 29, 2012. Restricted stock of 32,555 shares vested during fiscal 2012.

        In accordance with Topic 718 of the FASB ASC, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions below for grants during fiscal 2010:

2010 Grants
Expected dividend rate	$0.00
Expected volatility	59.5 - 59.6%
Risk free interest rate	1.5%
Expected lives (years)	3.0

        The fair value of options granted during fiscal 2010 was $1.94. No options were granted in fiscal 2011 and 2012.

        The following table summarizes all stock option transactions for the fiscal year ended December 29, 2012:

	Weighted Average Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
Shares under options as of January 1, 2012	756,675	$12.64
Options granted in 2012	—	—
Options exercised in 2012	—	—
Options canceled in 2012	(91,000)	12.81

Shares under options as of December 29, 2012	665,675	$12.61	2.3 years	$—

Exercisable as of December 29, 2012	645,675	$12.87	2.1 years	$—

(1)
The aggregate intrinsic value in the table above is based on the Company's closing stock price as of the last business day of the period ended December 29, 2012, which was $2.42.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. STOCK BASED COMPENSATION (Continued)

        The following table summarizes the Company's non-vested stock options for the year ended December 29, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested options:
At January 1, 2012	31,666	$1.79
Vested	(11,666)	1.86

At December 29, 2012	20,000	$1.75

        The following table summarizes all restricted stock transactions for the year ended December 29, 2012:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested as of January 1, 2012	554,666	$5.42
Granted in 2012	12,000	6.70
Vested in 2012	(32,555)	5.17
Cancelled in 2012	(29,777)	5.31

Non-vested as of December 29, 2012	504,334	$5.47

        During fiscal 2012, the Company granted 12,000 shares of restricted stock awards to employees who hold various positions within the Company. These shares vest over a three year period based on the Company meeting performance goals. The total grant-date fair value of restricted stock that vested as of December 29, 2012 was approximately $132,000. During fiscal 2012, the Company had a non-cash transaction from the issuance of 14,000 shares of the Company's common stock to its board members. As a result of this issuance, approximately $94,000 was recorded under share-based compensation based on the closing price on the date of grant. Topic 718 "—Compensation—Stock Compensation", of the FASB ASC, requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised ("excess tax benefits") be classified as financing cash flows. No excess tax benefits were recorded during fiscal 2012, 2011 and 2010.

        As of December 29, 2012 there was approximately $1.7 million of future compensation cost related to nonvested share-based compensation awards granted under the 2008 Plan. Approximately $1.6 million of the future compensation costs relate to the Company meeting certain performance goals and $160,000 is based on reaching the requisite service period. These costs are expected to be recognized over a weighted average period of 1.9 years.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. EARNINGS PER SHARE

        The following table sets forth the computations of basic and diluted earnings per share:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net income (loss)	$(12,078,000)	$2,081,000	$(22,432,000)
Net income (loss) per share—basic	$(0.90)	$0.16	$(1.73)
Net income(loss) per share—diluted	$(0.90)	$0.16	$(1.73)
Weighted average common shares outstanding	13,418,000	13,157,000	12,975,000
Dilutive effect of stock options and restrictive stock awards	—	4,000	—
Weighted average common and potentially dilutive common shares	13,418,000	13,161,000	12,975,000

        The accompanying financial statements and the table above reflects for all periods presented the issuance of all restricted stock awards as if issued on the original grant date. In prior periods, the Company previously had been issuing restricted stock awards only when the awards vested. This change in reporting had no effect on the Company's financial position, operations or cash flows during any of the periods and the only changes are in the number of shares outstanding in fiscal 2012, 2011 and 2010 and the net (loss) per share for fiscal 2010. The weighted average number of shares attributable to restricted stock awards in each of fiscal 2012, 2011 and 2010 was approximately 531,000, 319,000 and 196,000, respectively.

        Options totaling 665,675 shares were excluded from the computation of diluted loss per share for fiscal 2012 because of the net loss incurred by the Company. Diluted weighted average shares for fiscal 2011 include 4,174 common shares due to the potential exercise of stock options that were outstanding and exercisable during the year. Options to purchase 736,675 common shares were excluded from the computation of diluted earnings per share for fiscal 2011 due to the anti-dilutive effect caused by the exercise price exceeding the average market price. Options totaling 777,675 shares were excluded from the computation of diluted earnings per share for fiscal 2010, because of the net loss incurred by the Company.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
	(In thousands, except per share data)
52 weeks ended December 29, 2012
Net sales	$55,995	$61,633		$45,789	$60,793
Gross profit	22,197	26,383		14,661	20,670
Income (loss) before income tax provision (benefit)	(2,005)	1,701		(8,089)	(4,970)	(1)
Income tax provision (benefit)	(797)	670		(1,713) (2)	555	(2)

Net income (loss)	$(1,208)	$1,031		$(6,376)	$(5,525)

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share:	$(0.09)	$0.08		$(0.48)	$(0.41)

Diluted earnings (loss) per share:	$(0.09)	$0.08		$(0.48)	$(0.41)

52 weeks ended December 31, 2011
Net sales	$52,099	$60,266		$48,659	$62,856
Gross profit	21,921	27,514		19,760	27,224
Income (loss) before income tax provision (benefit)	(1,257)	4,169		(3,025)	2,378	(1)
Income tax provision (benefit)	(485)	1,370	(2)	(1,203)	502	(2)

Net income (loss)	$(772)	$2,799		$(1,822)	$1,876

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share:	$(0.06)	$0.21		$(0.14)	$0.14

Diluted earnings (loss) per share:	$(0.06)	$0.21		$(0.14)	$0.14

(1)
Includes impairment charges of approximately $1.1 million for 26 underperforming stores for fiscal 2012 and $719,000 for 14 underperforming stores for fiscal 2011, respectively. Included in fiscal 2011 general and administrative expenses is a reduction in legal fees of $345,000, related to the settlement of the note payable to the principals of AVD.

(2)
During the third and fourth quarters of fiscal 2012, we recorded a $1.3 million and $2.5 million, respectively, of non-cash tax charges related to a valuation allowance against net deferred tax assets. During the fourth quarter of fiscal 2011, we reversed $562,000 of the remaining valuation allowance against net deferred tax assets, due to the improvement in operating results. During the second quarter of fiscal 2011, we reversed a state income tax reserve of $271,000, net of federal benefit, as a result of the completion of a state income tax audit in fiscal 2011.

The table above reflects the issuance of all restricted stock awards as if issued on the original grant date as discussed in Note 13. Per share amounts are calculated independently for each quarter. The sum of the quarters may not equal the full year per share amounts.

NOTE 15. SUBSEQUENT EVENTS

        On February 5, 2013, the Company entered into an Investment Agreement, which will provide additional capital to the Company, and on March 12, 2013 the Company entered into an amendment to the Investment Agreement (as so amended, the "Backstop and Investment Agreement"). Pursuant to

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. SUBSEQUENT EVENTS (Continued)

the Backstop and Investment Agreement, the Company agreed to commence a rights offering, under which it will distribute transferable subscription rights to our shareholders, pro rata and at no cost, entitling them to purchase additional shares of our common stock at a price of $1.65 per share. In addition, the other parties to the Backstop and Investment Agreement, to the extent provided for in that agreement, will (1) purchase from the Company (outside of the rights offering) a number of shares of our common stock equal to their pro rata portion of the shares of common stock to be offered in the rights offering, (2) backstop the rights offering and (3) purchase from the Company additional shares of our common stock, in each case, at a price of $1.65 per share. If the Company's shareholders approve the proposals contained in the proxy statement relating to the transactions, the Company will issue at least an additional 4,848,484 shares of our common stock and raise at least $8.0 million of gross proceeds, with a maximum issuance of 8,374,302 shares of common stock for total gross proceeds of approximately $13.8 million.

        The rights offering and the other issuances contemplated by the Backstop and Investment Agreement are intended to provide the Company with the financial resources to return to profitability and growth under the leadership of Jay Margolis, who became the Chief Executive Officer and Chairman of the Board of Directors of the Company on February 5, 2013. Pursuant to the Employment Agreement (as defined below) that the Company entered into with Mr. Margolis on February 5, 2013, if the shareholders of the Company do not approve the issuances of shares in the rights offering and under the Backstop and Investment Agreement on or before July 5, 2013, then Mr. Margolis may resign from his positions with the Company. If the rights offering is not approved by our shareholders, neither Mr. Margolis nor the other investors will purchase any shares of our common stock pursuant to the Backstop and Investment Agreement.

        On February 5, 2013, Thomas E. Reinckens resigned as Chairman of the Board and Chief Executive Officer of the Company. In connection with his resignation, Mr. Reinckens and the Company entered into a Separation and General Release Agreement, dated as of February 5, 2013 (the "Separation Agreement"). The Separation Agreement provides, among other things, severance in the form of continuing payments for the remaining balance of his employment term, in the amount of approximately $1.2 million over a period of approximately two years, which will be accrued with related payroll taxes in the first quarter of fiscal 2013, subject to reduction for any compensation he receives from any employment or consultant position during the remainder of the term. Mr. Reinckens has 30 calendar days to exercise any of his stock options, after which time such options will be forfeited. Mr. Reinckens' will also retain his 143,333 unvested restricted shares until the earlier of the termination date of the Backstop and Investment Agreement and the completion of the rights offering contemplated by the Backstop and Investment Agreement, after which time such shares will be forfeited.

        On February 5, 2013, Jay Margolis and the Company entered into an Employment Agreement (the "Employment Agreement"), which has a term of three years. Under the Employment Agreement, Mr. Margolis will serve as Chief Executive Officer and Chairman of the Board of Directors, and is entitled to receive the following compensation of an annual base salary of $900,000 and an annual bonus with a target of fifty percent (50%) of his annual base salary, subject to financial performance targets set by the Company; provided, however, that for the 2013 calendar year, he is entitled to a guaranteed bonus of $225,000.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. SUBSEQUENT EVENTS (Continued)

        In addition the Company and Mr. Margolis entered into a Nonqualified Stock Option Agreement, dated as of February 5, 2013, which granted to Mr. Margolis, a time-based stock option (the "Option") to purchase 1,000,000 shares of the Company's common stock, with an exercise price equal to the closing price of the Company's common stock on February 5, 2013, the date of the grant. The Option vests in equal installments on the first, second and third anniversary of the grant date. The Option grant made to Mr. Margolis was awarded as stock options that qualify as an inducement grant pursuant to NASDAQ Listing Rules.

SCHEDULE II
Cache, Inc and Subsidiaries
Valuation and Qualifying Accounts

		Additions
Sales Return Reserve	Balance at Beg. of Period	Charge to Costs and Expenses		Other Accounts	Deductions		Balance at End of Period
52 Weeks Ended December 29, 2012	$451,000	$34,000	(1)	$—	$—		$485,000
52 Weeks Ended December 31, 2011	$547,000	$—		$—	$96,000	(1)	$451,000
52 Weeks Ended January 1, 2011	$470,000	$77,000	(1)	$—	$—		$547,000

Additions
Reserve for Sales Allowances and Doubtful Accounts	Balance at Beg. of Period	Charge to Costs and Expenses	Other Accounts	Deductions	Balance at End of Period
52 Weeks ended December 29, 2012	$—	$—	$—	$—	$—
52 Weeks ended December 31, 2011	$—	$—	$—	$—	$—
52 Weeks ended January 1, 2011	$53,000	$44,000	$—	$97,000	$—

		Additions
Deferred Tax Valuation Allowance	Balance at Beg. of Period	Charge to Costs and Expenses	Other Accounts	Deductions	Balance at End of Period
52 Weeks ended December 29, 2012	$5,172,000	$3,791,000	$—	$—	$8,963,000
52 Weeks ended December 31, 2011	$5,734,000	$—	$—	$562,000	$5,172,000
52 Weeks ended January 1, 2011	$68,000	$5,666,000	$—	$—	$5,734,000

(1)
Represents net change of reserves recorded and utilized during the year.