Form 10-Q
period 2013-03-30
CACHE INC
filed 2013-05-14
CIK 350199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

As of May 10, 2013 21,561,061common shares were outstanding.

CACHE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2013	December 29, 2012	March 31, 2012
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,662,000	$12,360,000	$10,710,000
Marketable securities	—	3,013,000	7,014,000
Certificates of deposit — restricted	3,000,000	3,000,000	3,000,000
Receivables, net	3,070,000	2,200,000	3,346,000
Income tax receivable	—	184,000	131,000
Inventories, net	26,894,000	21,246,000	27,326,000
Prepaid expenses and other current assets	2,131,000	2,224,000	2,347,000
Total current assets	36,757,000	44,227,000	53,874,000

Equipment and leasehold improvements, net	19,810,000	20,177,000	19,367,000
Intangible assets, net	102,000	102,000	102,000
Other assets	641,000	10,119,000	9,726,000

Total assets	$57,310,000	$74,625,000	$83,069,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,524,000	$12,397,000	$10,502,000
Accrued compensation	2,109,000	2,615,000	1,372,000
Accrued liabilities	10,100,000	11,795,000	10,188,000
Total current liabilities	26,733,000	26,807,000	22,062,000

Other liabilities	9,869,000	8,777,000	11,267,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock, par value $.01; authorized, 40,000,000 shares; issued 17,062,565, 17,093,788 and 17,099,122	171,000	171,000	171,000
Additional paid-in capital	48,907,000	48,735,000	48,564,000
Retained earnings	11,425,000	29,930,000	40,800,000
Treasury stock 3,682,199 shares, at cost	(39,795,000)	(39,795,000)	(39,795,000)
Total stockholders’ equity	20,708,000	39,041,000	49,740,000

Total liabilities and stockholders’ equity	$57,310,000	$74,625,000	$83,069,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

	March 30, 2013	March 31, 2012

Net sales	$53,510,000	$55,995,000

Cost of sales, including buying and occupancy	37,114,000	33,798,000

Gross profit	16,396,000	22,197,000

Expenses:
Store operating expenses	18,503,000	19,342,000
General and administrative expenses	4,681,000	4,878,000
Employee separation charges	1,498,000	—
Total expenses	24,682,000	24,220,000

Operating loss	(8,286,000)	(2,023,000)

Other income:
Interest income	8,000	18,000
Total other income	8,000	18,000

Loss before income taxes	(8,278,000)	(2,005,000)

Income tax provision (benefit)	10,227,000	(797,000)

Net loss	$(18,505,000)	$(1,208,000)

Basic loss per share	$(1.38)	(0.09)

Diluted loss per share	$(1.38)	$(0.09)

Basic weighted average shares outstanding	13,405,000	13,419,000

Diluted weighted average shares outstanding	13,405,000	13,419,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

	March 30, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(18,505,000)	$(1,208,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,632,000	1,820,000
Stock-based compensation	137,000	81,000
Deferred income taxes	10,201,000	(840,000)
Gift card breakage	(62,000)	(74,000)
Amortization of deferred income for co-branded credit card	(222,000)	(272,000)
Amortization of deferred rent	(328,000)	(614,000)
Change in assets and liabilities:
Increase in receivables and income tax receivable	(686,000)	(93,000)
Increase in inventories	(5,648,000)	(5,251,000)
Increase in prepaid expenses and other assets	(596,000)	(714,000)
Increase in accounts payable	2,127,000	937,000
Decrease in accrued liabilities, accrued compensation and other liabilities	(33,000)	(1,039,000)

Net cash used in operating activities	(11,983,000)	(7,267,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities	(500,000)	(3,500,000)
Maturities of marketable securities	3,513,000	494,000
Proceeds from insurance recovery	—	181,000
Purchase of equipment and leasehold improvements	(1,728,000)	(1,707,000)

Net cash provided by (used in) investing activities	1,285,000	(4,532,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash used in financing activities	—	—

Net decrease in cash and equivalents	(10,698,000)	(11,799,000)
Cash and equivalents, at beginning of period	12,360,000	22,509,000
Cash and equivalents, at end of period	$1,662,000	$10,710,000

Supplemental disclosure of cash flow information:
Income taxes paid	$6,000	$21,000

Supplemental disclosure of non-cash investing and financing activities:
Accrued fixed asset additions	$300,000	$742,000
Prepaid stock-based compensation	$35,000	$70,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” or “our” mean Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. Under the trade name “Cache”, we operated 249 women’s apparel specialty stores, as of March 30, 2013.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 29, 2012, which are included in the Company’s Annual Report on Form 10-K with respect to such period filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The December 29, 2012 condensed consolidated balance sheet amounts are derived from the Company’s audited consolidated financial statements.

The Company’s fiscal year (“fiscal year” or “fiscal”) refers to the applicable 52- or 53-week period. The years ended December 29, 2012 (“fiscal 2012”) and December 28, 2013 (“fiscal 2013”) are each 52-week years.

2.              STOCK-BASED COMPENSATION

Stock-based compensation expense for all stock-based awards programs, including grants of stock options, is recorded in accordance with “Compensation-Stock Compensation”, Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). During the 13-week periods ended March 30, 2013 and March 31, 2012, the Company recognized approximately $137,000 and $81,000, respectively, in stock-based compensation expense.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. On February 5, 2013, the Company granted Jay Margolis (its new Chief Executive Officer and Chairman of the Board) time-based stock options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $3.34. These options vest in equal installments on the first, second and third anniversary of the grant date. During the 13-week period ended March 31, 2012 no stock options were granted.  No excess tax benefits were recognized from the exercise of stock options during the first fiscal quarters of 2013 and 2012. During the first quarter of fiscal 2013, 40,000 shares of the Company’s common stock were issued for services to its board members. The total fair value of the issued common stock was approximately $94,000, of which approximately $59,000 was included in stock-based compensation expense for the 13-week period ended March 30, 2013. The remaining cost is expected to be recognized over the remainder of fiscal 2013.  Comparatively, during the first quarter of fiscal 2012, 14,000 shares of the Company’s common stock were issued for services to its board members. The total fair value of the issued common stock was approximately $95,000, of which approximately $24,000 was included in stock-based compensation expense for the 13-week period ended March 31, 2012.

During the 13-week periods ended March 30, 2013 and March 31, 2012 the Company did not make any restricted stock grants.

3.             BASIC AND DILUTED EARNINGS PER SHARE

Basic loss per share has been computed based upon the weighted average of common shares outstanding. Diluted loss per share also includes the dilutive effect of potential common shares (dilutive stock options and unvested restricted stock awards) outstanding during the period. Loss per common share has been computed as follows:

	13 Weeks Ended
	March 30, 2013	March 31, 2012
Net loss	$(18,505,000)	$(1,208,000)
Basic weighted number of average shares outstanding	13,405,000	13,419,000
Diluted weighted average number of shares outstanding	13,405,000	13,419,000

Net loss per share - Basic	$(1.38)	$(0.09)
- Diluted	$(1.38)	$(0.09)

The accompanying financial statements and the table above reflects for fiscal 2012 the issuance of all restricted stock awards as if issued on the original grant date. The Company previously had been issuing restricted stock awards only when the awards vested. This change in reporting had no effect on the Company’s financial position, operations or cash flows during any of the periods and the only changes are in the number of shares outstanding at March 30, 2012. The weighted average number of shares attributable to restricted stock awards for the three months ended March 31, 2012 was 545,000.

Options totaling 1,295,675 and 756,675 shares were excluded from the computation of diluted loss per share for the three months ended March 30, 2013 and March 31, 2012 because of the net loss incurred by the Company.

4.              RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments in ASU 2013-02 were effective prospectively for interim and annual reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments were effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

5.              FAIR VALUE MEASUREMENT

“Fair Value Measurement”, Topic 820 of the FASB ASC, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Topic 820 of the FASB ASC establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

The fair value of our marketable securities, which consist of certificates of deposits (maturing greater than 90 days and less than one year) were determined based upon Level 1 inputs, totaled $3.0 million and $7.0 million, as of December 29, 2012 and March 31, 2012, respectively. The Company had no marketable securities as of March 30, 2013. The Company noted small variances between the book value and fair value due to the remaining unamortized premiums. As a result, no impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments. Interest income is recognized when earned.

Fair Value of Financial Instruments

The carrying amounts of certificates of deposit, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to their short-term nature..

6.              RECEIVABLES

	March 30,	December 29,	March 31,
	2013	2012	2012
Construction allowances	$73,000	$137,000	$581,000
Third party credit cards	2,553,000	1,622,000	2,371,000
Other	444,000	441,000	394,000
	$3,070,000	$2,200,000	$3,346,000

At December 29, 2012 and March 31, 2012 the Company’s income tax receivable was $184,000 and $131,000, respectively, which resulted from quarterly federal and state tax estimated payments.  There was no income tax receivable at March 30, 2013.

7.              INVENTORIES

	March 30,	December 29,	March 31,
	2013	2012	2012
Raw materials	$1,343,000	$1,014,000	$1,066,000
Work in process	2,513,000	2,237,000	2,170,000
Finished goods	23,038,000	17,995,000	24,090,000
	$26,894,000	$21,246,000	$27,326,000

8.              EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	March 30,	December 29,	March 31,
	2013	2012	2012

Leasehold improvements	$47,205,000	$47,734,000	$49,007,000
Furniture, fixtures and equipment	40,093,000	39,571,000	35,640,000
	87,298,000	87,305,000	84,647,000
Less: accumulated depreciation and amortization	(67,488,000)	(67,128,000)	(65,280,000)
	$19,810,000	$20,177,000	$19,367,000

9.              ACCRUED LIABILITIES

	March 30,	December 29,	March 31,
	2013	2012	2012
Gift cards, merchandise credit cards and other customer deposits and credits	$4,115,000	$4,118,000	$3,769,000
Operating expenses	2,232,000	2,502,000	1,645,000
Taxes, including income taxes	1,875,000	2,130,000	1,858,000
Sales return reserve	766,000	485,000	525,000
Group insurance	604,000	581,000	613,000
Fixed asset additions	300,000	764,000	742,000
Deferred income — co-branded credit card program	208,000	1,215,000	1,036,000
	$10,100,000	$11,795,000	$10,188,000

10.       OTHER LIABILITIES

	March 30, 2013	December 29, 2012	March 31, 2012
Deferred rent	$8,043,000	$8,372,000	$9,952,000
Deferred income — co-branded credit card program	1,228,000	405,000	1,315,000
Severance	598,000	—	—
	$9,869,000	$8,777,000	$11,267,000

11.       CREDIT FACILITY

The Company has a $3.0 million credit facility with the Bank of America (the “Bank”) which has been extended until May 31, 2013.  This credit facility allows the Company to issue letters of credit up to $3.0 million, which is collateralized by granting to the Bank a security interest in various certificates of deposit held by the Company and its subsidiaries with the Bank, amounting to a total of $3.0 million. The Company is currently in negotiations to establish a new facility to finance letters of credit and to fund operations, although there can be no assurance that it will be able to enter into a new facility.

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

There were outstanding letters of credit of $2.6 million under this facility at March 30, 2013.

12.       INCOME TAXES

The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. At December 29 2012, the Company maintained $10.2 million of net deferred tax assets. During the 13-week period ended March 30, 2013, the Company recorded income tax expense of $10.2 million as a result of a full valuation allowance recorded against its net deferred tax assets.  Federal valuation allowances totaled  $18.6 million, $8.3 million and $4.6 million at March 30, 2013, December 29, 2012 and March 31, 2012, respectively.  State valuation allowances totaled $3.7 million, $675,000 and $538,000 at March 30, 2013, December 29, 2012 and March 31, 2012, respectively. The valuation allowances are primarily to reserve for the possible non-utilization of net operating loss carry-forwards which may not be realized in future periods before they expire.

At December 29, 2012 and March 31, 2012 the current portion of net deferred tax assets and liabilities of $352,000 and $363,000, respectively, were included in prepaid expenses and other current assets, while the non-current portion of net deferred tax assets and liabilities of $9.9 million and $9.3 million were included in other assets on the Company’s accompanying condensed consolidated balance sheets. These amounts are net of the valuation allowances discussed above.

When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of March 30, 2013, December 29, 2012 and March 31, 2012, the Company had no reserve recorded for potential tax contingencies.

13.     RIGHTS OFFERING AND RELATED TRANSACTIONS

On February 5, 2013, the Company entered into an Investment Agreement to provide additional capital (as amended, the “Backstop and Investment Agreement”). The Backstop and Investment Agreement required the Company to commence a rights offering which was completed on May 1, 2013. Pursuant to the rights offering and the other issuances contemplated by the Backstop and Investment Agreement, the Company issued approximately 8.1 million shares of the Company’s common stock and raised approximately $13.4 million of gross proceeds. The proceeds from the rights offering are intended to provide the Company with the financial resources to return to profitability and growth under the leadership of Jay Margolis, who became the Chief Executive Officer and Chairman of the Board of Directors of the Company on February 5, 2013.

In connection with the Investment agreement, on February 5, 2013, Jay Margolis and the Company entered into an Employment Agreement (the “Employment Agreement”), which has a term of three years. Under the Employment Agreement, Mr. Margolis serves as Chief Executive Officer and Chairman of the Board of Directors, and is entitled to receive an annual base salary of $900,000 and an annual bonus with a target of fifty percent (50%) of his annual base salary, subject to financial performance targets set by the Company; provided, however, that for 2013, he is entitled to a guaranteed bonus of $225,000.

In addition, the Company and Mr. Margolis entered into a Nonqualified Stock Option Agreement, dated as of February 5, 2013, which granted to Mr. Margolis, a time-based stock option (the “Option”) to purchase 1,000,000 shares of the Company’s common stock, with an exercise price equal to $3.34 (see Note 2).The Option vests in equal installments on the first, second and third anniversary of the grant date. The Option grant made to Mr. Margolis was awarded as stock options that qualify as an inducement grant pursuant to NASDAQ Listing Rules.

Furthermore, on February 5, 2013, Thomas E. Reinckens resigned as Chairman of the Board and Chief Executive Officer of the Company. In connection with his resignation, Mr. Reinckens and the Company entered into a Separation and General Release Agreement, dated as of February 5, 2013 (the “Separation Agreement”). The Separation Agreement provides for severance in the form of continuing payments for the remaining balance of his employment term, in the amount of approximately $1.2 million over a period of approximately two years, subject to reduction for any compensation he receives from any employment or consultant position during the remainder of the term. The $1.2 million was accrued with related payroll taxes in the first quarter of fiscal 2013. Mr. Reinckens forfeited all of his remaining stock options and unvested restricted shares.

During the quarter ended March 30, 2013, the Company recorded $372,000 of costs in connection with the rights offering, which are included in other assets at March 30, 2013 and along with other costs will be netted against the gross proceeds raised, upon completion of the rights offering.

14.       COMMITMENTS AND CONTINGENCIES

The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss. The Company had no guarantees, subleases or assigned lease obligations as of March 30, 2013, December 29, 2012 or March 31, 2012.

15.  SUBSEQUENT EVENTS

In April 2013, the Company announced that Daphne Pappas joined the Company as Executive Vice President, Chief Merchandise Officer, and that Arnold Cohen joined the Company as Executive Vice President, Chief Marketing Officer.

On April 4, 2013, Morton J. Schrader and Arthur S. Mintz resigned from the Board of Directors of the Company. These resignations occurred pursuant to a Voting Agreement entered into by the Company in connection with the transactions contemplated by the Backstop and Investment Agreement.

Pursuant to the Voting Agreement, on April 4, 2013, Michael F. Price and Charles J. Hinkaty were appointed to the Board of Directors to fill the vacancies created by the resignations of Mr. Schrader and Mr. Mintz.  Michael F. Price has been appointed to the Nominating and Governance Committee and the Compensation and Plan Administration Committee of our Board, and Charles J. Hinkaty has been appointed to the Audit Committee, the Compensation and Plan Administration Committee and the Nominating and Governance Committee of our Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained in this Form 10-Q, the matters addressed herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements represent the Company’s expectation or belief concerning future events.  Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “estimates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.  The Company cautions that forward-looking statements are subject to risks, uncertainties, assumptions and other important factors that could cause actual results to differ materially, or otherwise, from those expressed or implied in the forward-looking statements, including, without limitation, macroeconomic factors that have affected the retail sector, including changes in national, regional or local economic conditions, employment levels and consumer spending patterns, factors specific to our Company and merchandise, such as demand for our merchandise and markdowns, and the other risks detailed from time to time in the Company’s most recent Form 10-K, Forms 10-Q and other reports filed with the Securities and Exchange Commission. Any weakening of the economy generally or in a number of our markets, or in demand for our merchandise specifically, could adversely affect our financial position and results of operations, cause us to slow our re-modeling of existing locations or cause us to increase store closings. Other unknown or unpredictable factors also could harm the Company’s business, financial condition and results.  Consequently, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable securities laws.

CHANGE IN LEADERSHIP; COMPLETION OF CAPITAL RAISE

Jay Margolis became our Chief Executive Officer and the Chairman of our Board of Directors on February 5, 2013.  Since joining the Company, Mr. Margolis has been focused on re-invigorating our brand and enhancing our operations, with a view to returning the Company to profitability.  Some of the actions taken by Mr. Margolis in his first four months with the Company include:

•                  Hiring a new Chief Merchandise Officer and Chief Marketing Officer, each of whom has more than thirty years of retail experience with leading brands.

•                  Revamping the Company’s merchandise strategy; the Company’s merchandise assortment in the second half of fiscal 2012 and in this quarter has not been as well-received as in previous periods.

•                  Implementing new inventory management strategies that we expect will improve our inventory turnover rate.

•                  Refocusing the Company’s promotional strategies, which we anticipate will reduce reliance on mark-downs.

In addition, on April 4, 2013, Michael F. Price and Charles J. Hinkaty were appointed to our Board of Directors, filling the vacancies created by the resignations of Mr. Schrader and Mr. Mintz.  Mr. Price and Mr. Hinkaty bring substantial financial, managerial, leadership and board experience to our Company.

On May 1, 2013, the Company completed a rights offering and other private issuances that raised approximately $13.4 million of gross proceeds.  These issuances are intended to provide the Company with the financial resources to return to profitability and growth under Mr. Margolis’ leadership.  The Company is also currently in negotiations to establish a new facility to finance letters of credit and to fund operations, although there can be no assurance that it will be able to enter into a new facility.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 13-week periods ended March 30, 2013 and March 31, 2012, respectively, expressed as a percentage of net sales.

	13 Weeks Ended
	March 30,	March 31,
	2013	2012
Sales	100.0%	100.0%
Cost of sales	69.4	60.4
Gross profit	30.6	39.6
Store operating expenses	34.6	34.5
General and administrative expenses	8.7	8.7
Employee separation charges	2.8	0.0
Operating loss	(15.5)	(3.6)
Interest income	0.0	0.0
Loss before income taxes	(15.5)	(3.6)
Income tax provision (benefit)	19.1	(1.4)
Net loss	(34.6)%	(2.2)%

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 Weeks Ended
	March 30,	March 31,
	2013	2012
Total store count, at end of period	249	268
Net sales increase (decrease)	(4.5)%	7.5%
Comparable store sales increase (decrease)	(1.5)%	9.4%
Average sales per transaction decrease	(9.1)%	(2.5)%
Average number of transactions increase	8.4%	12.2%
Net sales per average square foot	$92	$91
Total square footage, at end of period (in thousands)	503	540

Net Sales

During the 13-week period ended March 30, 2013, net sales decreased to $53.5 million from $56.0 million, a decrease of $2.5 million, or 4.5%, as compared to the same 13-week period last year.  This reflects a decrease in comparable store sales of approximately $796,000 or 1.5% and $1.5 million decrease in non-comparable store sales.  Included in comparable store sales are e-commerce sales of $5.4 million during the current 13-week period as compared to $5.7 million in the prior year period. The decrease in net sales at our stores for the quarter reflected a decrease of 9.1% in average dollars per transaction, partially offset by an 8.4% increase in average number of transactions, as a result of the increased promotional activity to maintain appropriate inventory levels.

Gross Profit

During the 13-week period ended March 30, 2013, gross profit decreased to $16.4 million from $22.2 million, a decrease of $5.8 million or 26.1%, as compared to the same 13-week period last year.  This decrease was primarily due an increase in markdowns of 31% over the comparable period in fiscal 2012, as well as a decrease in net sales as described above.  As a percentage of net sales, gross profit decreased to 30.6% from 39.6% for the current 13-week period, as compared to the prior year period, primarily due to the increase in markdowns. Our merchandise assortment was not as well received by our customers as in the prior period, which resulted in the reduction in net sales, and caused us to markdown inventory in order to maintain an appropriate level and valuation. There was no geographic concentration of markdowns in fiscal 2013 or in fiscal 2012.

Store Operating Expenses

During the 13-week period ended March 30, 2013, store operating expenses decreased to $18.5 million from $19.3 million, a decrease of $839,000 or 4.3%, as compared to the same 13-week period last year. Store operating expenses decreased primarily due to a decrease in payroll and payroll-related expenses of $579,000 and a decrease in depreciation expense of $235,000. The decrease in payroll and payroll related costs was primarily attributable to fewer stores in operation. The decrease in depreciation expense was primarily due to certain assets being fully depreciated as of December 29, 2012, coupled with the impairment of 26 underperforming stores during the fourth quarter of fiscal 2012. As a percentage of net sales, store operating expenses increased to 34.6% from 34.5% for the fiscal 2013 13-week period, as compared to the prior year period, primarily due to the decrease in net sales.

We did not perform impairment testing during the three months ended March 30, 2013.  We have closed and also impaired the assets of our underperforming stores over the past several years.  Historically, our first quarter is less profitable than our second and fourth quarter and we believe those results should be considered when performing impairment tests.

General and Administrative Expenses

During the 13-week period ended March 30, 2013, general and administrative expenses decreased to $4.7 million from $4.9 million, a decrease of $197,000, or 4.0%, as compared to the same 13-week period last year. General and administrative expenses decreased primarily due to a reduction in payroll and payroll related costs of $159,000. As a percentage of net sales, general and administrative expenses remained the same at 8.7% during the three months ended March 30, 2013 as compared to the comparable period last year.

Employee Separation Charges

Employee separation charges during the three months ended March 30, 2013 are primarily due to the severance accrual of $1.5 million in connection with the separation agreement with the Company’s former Chief Executive Officer as well as severance for other corporate employees.

Other Income/Expense

During the 13-week period ended March 30, 2013, net other income decreased to $8,000 from $18,000, a decrease of $10,000 as compared to the same 13-week period last year. This decrease was primarily due to the reduction of cash on hand, as compared to last year.

Income Taxes

During the 13-week period ended March 30, 2013, an income tax provision of $10.2 million was recorded as compared to an income tax benefit of $797,000 for the same 13-week period last year.  Our new senior management is reviewing our business and policies, including inventory management, and, due to the cumulative losses incurred over the past few years and the uncertainty of executing a turn around in the current year, we have recorded a full valuation allowance against the remaining net deferred tax assets during the three months ended March 30, 2013. The income tax benefit recorded in fiscal year 2012 was attributable to the operating losses incurred by the Company, as discussed above.

Net Loss

As a result of the factors discussed above, net losses of $18.5 million and $1.2 million were recorded during the 13-week periods ended March 30, 2013 and March 31, 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements are primarily for funding operations and remodeling of existing stores. We have historically satisfied our cash requirements principally through cash flow from operations. On May 1, 2013 the Company completed a rights offering and other capital raises which raised $13.4 million in gross proceeds.  We are also currently in negotiation to establish a new secured line of credit to assist in funding our operations, however, there can be no assurances that we will obtain a new line of credit.

At March 30, 2013, we had working capital of $10.0 million which included cash of approximately $1.7 million and certificates of deposit of $3.0 million. The certificates of deposit of $3.0 million had been placed by the Company as collateral against its existing credit facility.

The following table sets forth our cash flows for the periods indicated:

	13 Weeks Ended
	March 30, 2013	March 31, 2012
Net cash used in operating activities	$(11,983,000)	$(7,267,000)
Net cash provided by (used in) investing activities	1,285,000	(4,532,000)
Net cash used in financing activities	—	—
Net decrease in cash and equivalents	$(10,698,000)	$(11,799,000)

During the 13-week period ended March 30, 2013, the $12.0 million of cash was used in operating activities was primarily due to the net loss of $18.5 million, an increase in inventories of $5.6 million, an increase in receivables of $686,000 and an increase in prepaid expenses and other assets of $596,000. These decreases in cash were partially offset by deferred income taxes of $10.2 million, an increase in accounts payable of $2.1 million and depreciation and amortization of $1.6 million.  The net loss was primarily due to a $10.2 million income tax provision, a $5.8 million decrease in gross profit and a $1.5 million severance accrual in connection with the separation agreement with the Company’s former Chief Executive Officer as well as severance for other corporate employees.  The income tax provision reflects a $10.2 million full valuation allowance against deferred tax assets recorded by the Company during the three months ended March 30, 2013. The decrease in gross profit was primarily due to the increase in markdowns of 31% in the 13-week period ended March 30, 2013 over the comparable period in fiscal 2012.

The Company’s inventory turnover rate increased approximately 12.7% during the 13-week period ended March 30, 2013 as compared to the comparable period in fiscal 2012. The Company’s days sell through was approximately 59 days during the 13-week period ended March 30, 2013  as compared to 67 days in the comparable period in fiscal 2012. The Company’s inventory as of March 30, 2013 decreased by approximately $432,000 as compared to March 31, 2012. The decrease in inventory was primarily due to a higher markdown rate during the 13-week period ended March 30, 2013 as compared to the comparable period in fiscal 2012.  The increase in our inventory turnover rate and the decrease in our days sell through was primarily due to increased promotional activity which accelerated our cost of goods sold. Since Mr. Margolis became Chief Executive Officer in February 2013, we have undertaken a review of our business and policies, including inventory management and expect markdowns to exceed historical levels through the second quarter as we seek to monetize excess inventory.  This has, and is expected to continue to, put pressure on our working capital. We anticipate that our markdown rate will decline as the merchandise and inventory strategy being implemented by Mr. Margolis takes effect.

During the 13-week period ended March 30, 2013, cash generated by investing activities was $1.3 million as compared to cash used by investing activities of $4.5 million during the 13-week period ended March 31, 2012. The net change in marketable securities of $3.0 million was partially offset by the purchases of equipment and leasehold improvements of $1.7 million. The purchase of equipment and leasehold improvements was primarily used for remodeling stores. Projected capital expenditures for fiscal 2013 to remodel existing stores and open one new outlet store are approximately $5.0 to $6.0 million.

There were no cash flows from financing activities during the 13-week periods ended March 30, 2013 and March 31, 2012.

The Company has a $3.0 million credit facility with the Bank of America (the “Bank”) which has been extended until May 31, 2013.  This credit facility allows the Company to issue letters of credit up to $3.0 million, which is collateralized by granting to the Bank a security interest in various certificates of deposit held by the Company and its subsidiaries with the Bank, amounting to a total of $3.0 million. The Company is currently in negotiations to establish a new facility to finance letters of credit and to fund operations, although there can be no assurance that it will be able to do so.

The Company had outstanding letters of credit of $2.6 million, $2.1 million and $687,000 at March 30, 2013, December 29, 2012 and March 31, 2012, respectively.

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

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in our fiscal 2012 Form 10-K.  As disclosed in Note 1 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. We evaluate our estimates and judgments on an ongoing basis, and predicate those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these under different assumptions or conditions.

The Company’s management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of the Consolidated Financial Statements.

Inventories. Our finished goods inventories at our retail stores are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost, as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We will continue to take markdowns as needed in order to maintain appropriate inventory levels. We believe that our RIM provides an inventory valuation which results in a carrying value at the lower of cost or market. Inventories other than finished goods at retail stores, called production inventory, primarily consist of piece goods, trim and work-in-process. The Company values production inventory at lower of cost or market value using first-in-first-out valuation method. The Company reviews the inventory for factors such as age, obsolescence, potential use, or other factors that may indicate a decline in its value. The Company records a reserve against the cost of the production inventory to account for any decline in its value.

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

•                  store closings; or

•                  underperforming business trends.

The Company evaluates finite long-lived assets in accordance with “Impairment or Disposal of Long-Lived Assets” under Topic 360 “Property, Plant and Equipment” of the Financial Accounting Standard Board’s Accounting Standards Codification (“FASB ASC”). Finite-lived assets are evaluated for recoverability in accordance with Topic 360 of the FASB ASC whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset, is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges were recorded during the 13-week period ended March 30, 2013. The Company recorded an impairment charge of $1.1 million for 26 underperforming stores during the fourth quarter of fiscal 2012.

Self Insurance. The Company is self-insured for losses and liabilities related primarily to employee health and welfare claims up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends were insignificant for the 13-week periods ended March 30, 2013 and March 31, 2012.  Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. We maintain stop-loss insurance coverage, which covers us for benefits paid in excess of limits as defined in the plan.

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

The Company recorded breakage income of $62,000 and $74,000 during the 13-week periods ended March 30, 2013 and March 31, 2012, respectively.

Revenue Recognition.  Sales are recognized at the “point of sale,” which occurs when merchandise is sold in an “over-the-counter” transaction or upon receipt by a customer. Sales of merchandise via our website and the related amounts billed to customers for shipping and handling fees are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges/(credits) to earnings resulting from revisions to estimates on our sales return provision were approximately $281,000 and $74,000 for the 13-week periods ended March 30, 2013 and March 31, 2012, respectively. Costs incurred for shipping and handling are included in cost of sales. The Company records revenues net of applicable sales tax.

The Company’s co-branded customer credit card program, which was introduced during fiscal 2007, entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract, which was amended on March 1, 2013 for a period of 7 years. During the 13-week periods ended March 30, 2013 and March 31, 2012, the Company recorded approximately $37,000 and $206,000, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards was $222,000 and $272,000 for the 13-week periods ended March 30, 2013 and March 31, 2012, respectively.

The Company also receives from the issuing bank and Visa U.S.A. Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at the Company or other businesses. The Company has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program, the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A. Inc. The amount of sales royalty income recorded was $99,000 and $100,000 for the 13-week periods ended March 30, 2013 and March 31, 2012, respectively.

The Company also offers its card holders a program whereby points can be earned on net purchases made with the co-branded credit card. Five reward points are awarded for each dollar spent at the Company and one reward point is awarded for each dollar spent at other businesses.  A cardholder whose credit card account is not delinquent, in default or closed will be automatically eligible to receive a $25 Company gift card upon accrual of 2,500 reward points. Effective March 1, 2013, the issuing bank pays the Company 70% of the Company gift cards issued to the bank.  All other costs associated with the gift card reward program is the responsibility of the bank.

Income Taxes. The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. At December 29 2012, the Company maintained $10.2 million of net deferred tax assets. During the 13-week period ended March 30, 2013, the Company recorded income tax expense of $10.2 million as a result of a full valuation allowance recorded against its net deferred tax assets.  Federal valuation allowances totaled $18.6 million, $8.3 million and $4.6 million at March 30, 2013, December 29, 2012 and March 31, 2012, respectively.  State valuation allowances totaled $3.7 million, $675,000 and $538,000 at March 30, 2013, December 29, 2012 and March 31, 2012, respectively. The valuation allowances are primarily to reserve for the possible non-utilization of net operating loss carry-forwards which may not be realized in future periods before they expire.

At December 29, 2012 and March 31, 2012, the current portion of net deferred tax assets and liabilities of $352,000 and $363,000, respectively, were included in prepaid expenses and other current assets, while the non-current portion of net deferred tax assets and liabilities of $9.9 million and $9.3 million, respectively, were included in other assets on the Company’s accompanying condensed consolidated balance sheets. These amounts are net of the valuation allowance discussed above.

When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of March 30, 2013, December 29, 2012 and March 31, 2012, the Company had no reserve recorded for potential tax contingencies.

Seasonality. The Company experiences seasonal and quarterly fluctuations in net sales and operating income. Quarterly results of operations may fluctuate significantly as a result of a variety of factors, including fashion trends, shifts in timing of certain holidays, economic conditions and competition.  Our business is subject to seasonal influences, characterized by highest sales generally during the fourth quarter (October, November and December) and lowest sales generally during the third quarter (July, August and September).

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

During the 13-weeks ended March 30, 2013, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is exposed to a number of asserted and unasserted potential claims.  Management does not believe that the resolution of any of these matters will result in a material loss.  The Company had no guarantees, subleases or assigned lease obligations as of March 30, 2013, December 29, 2012 or March 31, 2012.

ITEM 6. EXHIBITS

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Cache Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 30, 2013, December 29, 2012 and March 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended March 30, 2013 and March 31, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended March 30, 2013 and March 31, 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2013
CACHE, INC.

BY:	/s/ Jay Margolis
Jay Margolis
Chairman and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Margaret J. Feeney
Margaret J. Feeney
Executive Vice President, Chief Financial Officer and
Principal Financial and Accounting Officer