Form 10-Q
period 2013-06-29
CACHE INC
filed 2013-08-13
CIK 350199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

As of August 13, 2013, 21,661,061 common shares were outstanding.

CACHE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2013	December 29, 2012	June 30, 2012
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$12,853,000	$12,360,000	$14,334,000
Marketable securities	—	3,013,000	7,019,000
Certificates of deposit — restricted	2,250,000	3,000,000	3,000,000
Receivables, net	2,299,000	2,200,000	2,359,000
Income tax receivable	59,000	184,000	267,000
Inventories, net	19,321,000	21,246,000	22,267,000
Prepaid expenses and other current assets	1,679,000	2,224,000	2,516,000
Total current assets	38,461,000	44,227,000	51,762,000

Equipment and leasehold improvements, net	19,933,000	20,177,000	20,166,000
Intangible assets, net	102,000	102,000	102,000
Other assets	636,000	10,119,000	9,040,000

Total assets	$59,132,000	$74,625,000	$81,070,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,671,000	$12,397,000	$7,957,000
Accrued compensation	3,802,000	2,615,000	2,560,000
Accrued liabilities	10,068,000	11,795,000	9,338,000
Total current liabilities	20,541,000	26,807,000	19,855,000

Other liabilities	9,508,000	8,777,000	10,387,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock, par value $.01; authorized, 40,000,000 shares; issued 25,268,260, 17,093,788 and 17,109,788	253,000	171,000	171,000
Additional paid-in capital	60,358,000	48,735,000	48,621,000
Retained earnings	8,267,000	29,930,000	41,831,000
Treasury stock 3,682,199 shares, at cost	(39,795,000)	(39,795,000)	(39,795,000)
Total stockholders’ equity	29,083,000	39,041,000	50,828,000

Total liabilities and stockholders’ equity	$59,132,000	$74,625,000	$81,070,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE TWENTY-SIX WEEKS ENDED

(Unaudited)

	June 29, 2013	June 30, 2012

Net sales	$113,632,000	$117,628,000

Cost of sales, including buying and occupancy	76,361,000	69,048,000

Gross profit	37,271,000	48,580,000

Expenses:
Store operating expenses	36,835,000	39,459,000
General and administrative expenses	9,415,000	9,190,000
Employee separation charges	2,454,000	277,000
Total expenses	48,704,000	48,926,000

Operating loss	(11,433,000)	(346,000)

Other income:
Interest income	17,000	42,000
Total other income, net	17,000	42,000

Loss before income taxes	(11,416,000)	(304,000)

Income tax provision (benefit)	10,247,000	(127,000)

Net loss	$(21,663,000)	$(177,000)

Basic loss per share	$(1.37)	$(0.01)

Diluted loss per share	$(1.37)	$(0.01)

Basic weighted average shares outstanding	15,769,000	12,877,000

Diluted weighted average shares outstanding	15,769,000	12,877,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

	June 29, 2013	June 30, 2012

Net sales	$60,122,000	$61,633,000

Cost of sales, including buying and occupancy	39,247,000	35,250,000

Gross profit	20,875,000	26,383,000

Expenses:
Store operating expenses	18,332,000	20,117,000
General and administrative expenses	4,734,000	4,437,000
Employee separation charges	956,000	152,000
Total expenses	24,022,000	24,706,000

Operating income (loss)	(3,147,000)	1,677,000

Other income:
Interest income	9,000	24,000
Total other income, net	9,000	24,000

Income (loss) before income taxes	(3,138,000)	1,701,000

Income tax provision	20,000	670,000

Net income (loss)	$(3,158,000)	$1,031,000

Basic earnings (loss) per share	$(0.17)	$0.08

Diluted earnings (loss) per share	$(0.17)	$0.08

Basic weighted average shares outstanding	18,378,000	12,880,000

Diluted weighted average shares outstanding	18,378,000	12,928,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED

(Unaudited)

	June 29, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(21,663,000)	$(177,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,371,000	3,631,000
Stock-based compensation	214,000	162,000
Decrease (increase) in deferred income taxes	10,201,000	(157,000)
Gift card breakage	(120,000)	(149,000)
Amortization of deferred income for co-branded credit card	(275,000)	(563,000)
Amortization of deferred rent	(681,000)	(1,177,000)
Change in assets and liabilities:
Decrease in receivables and income tax receivables	26,000	758,000
Decrease (increase) in inventories	1,925,000	(192,000)
Decrease (increase) in prepaid expenses and other current assets	218,000	(904,000)
Decrease in accounts payable	(5,726,000)	(1,608,000)
Increase (decrease) in accrued liabilities, accrued compensation and other liabilities	1,426,000	(109,000)

Net cash used in operating activities	(11,084,000)	(485,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities	(2,000,000)	(5,522,000)
Maturities of marketable securities	5,013,000	2,511,000
Proceeds from insurance recovery	—	181,000
Certificates of deposit — restricted	750,000	—
Purchase of equipment and leasehold improvements	(3,570,000)	(4,860,000)

Net cash provided by (used in) investing activities	193,000	(7,690,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of common stock	13,419,000	—
Payment of issuance costs	(1,804,000)	—
Payments of deferred financing costs	(231,000)	—

Net cash provided by financing activities	11,384,000	—

Net increase (decrease) in cash and equivalents	493,000	(8,175,000)
Cash and equivalents, at beginning of period	12,360,000	22,509,000
Cash and equivalents, at end of period	$12,853,000	$14,334,000

Supplemental disclosure of cash flow information:
Income taxes paid	$115,000	$187,000

Supplemental disclosure of non-cash investing and financing activities:
Accrued fixed asset additions	$321,000	$199,000
Accrued issuance costs	$148,000	$—
Accrued deferred financing costs	$136,000	$—
Prepaid stock-based compensation	$24,000	$47,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” or “our” mean Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. Under the trade name “Cache”, we operated 250 women’s apparel specialty stores, as of June 29, 2013.

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

Reclassifications related to Employee Separation Charges have been made to fiscal 2012 Financial Statements to conform to fiscal 2013 presentation.

2.              STOCK-BASED COMPENSATION

Stock-based compensation expense for all stock-based awards programs, including grants of stock options, is recorded in accordance with “Compensation-Stock Compensation”, Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). During the 26- and 13-week periods ended June 29, 2013, the Company recognized approximately $214,000 and $77,000, respectively, in stock-based compensation expense, and for the same periods ended June 30, 2012, the Company recognized approximately $162,000 and $81,000, respectively.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model.

On February 5, 2013, the Company granted Jay Margolis (its new Chief Executive Officer and Chairman of the Board) time-based stock options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $3.34 which had a weighted average grant date fair value of $1.15.  These options vest in equal installments on the first, second and third anniversary of the grant date. The Company granted no stock options during the 26- and 13-week periods ended June 30, 2012. No excess tax benefits were recognized from the exercise of stock options during the 26- week periods ended June 29, 2013 and June 30, 2012.

The following assumptions were used during the 26-week period ended June 29, 2013:

Expected dividend rate	$0.00
Expected volatility	50.72%
Risk free interest rate	0.41%
Expected lives (years)	3.00

During the first quarter of fiscal 2013, 40,000 shares of the Company’s common stock were issued for services to its board members. The total fair value of the issued common stock was approximately $94,000, of which approximately $71,000 and $12,000 were included in stock-based compensation expense for the 26- and 13-week periods ended June 29, 2013, respectively. The remaining cost is expected to be recognized over the remainder of fiscal 2013. Comparatively, during the first quarter of fiscal 2012, 14,000 shares of the Company’s common stock were issued for services to its board members. The total fair value of the issued common stock was approximately $95,000, of which approximately $48,000 and $24,000 were included in stock-based compensation expense for the 26 and 13-week periods ended June 30, 2012, respectively.

During the 26- and 13-week periods ended June 29, 2013, the Company granted restricted stock awards representing 255,000 shares of the Company’s common stock, which had a weighted-average grant date fair value of $3.81 per share. A portion of these restricted stock awards will contingently vest over a three-year period, based on the Company meeting performance goals, and a portion will vest over the requisite service period.  Comparatively, during the 26- and 13-week period ended June 30, 2012, the Company granted restricted stock awards representing 12,000 shares of the Company’s common stock, which had a weighted-average grant date fair value of $6.70 per share. These restricted shares will contingently vest over a three-year period based on the Company meeting performance goals.

3.              BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings (loss) per share has been computed based upon the weighted average of common shares outstanding. Diluted earnings (loss) per share also includes the dilutive effect of potential common shares (dilutive stock options and unvested restricted stock awards) outstanding during the period. Earnings (loss) per common share has been computed as follows:

	26-Weeks Ended		13-Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Net income (loss)	$(21,663,000)	$(177,000)	$(3,158,000)	$1,031,000
Basic weighted number of average shares outstanding	15,769,000	12,877,000	18,378,000	12,880,000
Incremental shares from assumed issuances of stock options and restricted stock awards	—	—	—	48,000
Diluted weighted average number of shares outstanding	15,769,000	12,877,000	18,378,000	12,928,000

Earnings (loss) per share - Basic	$(1.37)	$(0.01)	$(0.17)	$0.08
- Diluted	$(1.37)	$(0.01)	$(0.17)	$0.08

The accompanying financial statements reflect for fiscal 2012 the issuance of all restricted stock awards as if issued on the original grant date. The Company previously had been issuing restricted stock awards only when the awards vested. This change in reporting had no effect on the Company’s financial statements except for the number of shares outstanding at June 30, 2012.

Options and unvested restricted common shares totaling 1,696,383 and 1,277,340 were excluded from the computation of diluted loss per share for the 26-week periods ended June 29, 2013 and June 30, 2012 due to the net loss incurred by the Company.

Options and unvested restricted common shares totaling 1,696,383 were excluded from the computation of diluted earnings loss per share for the 13-week period ended June 29, 2013 due to the net loss incurred by the Company.   Options to purchase 681,675 common shares were excluded from the computation of diluted earnings per share for the 13-week period ended June 30, 2012 due to the anti-dilutive effect caused by the exercise price exceeding the average market price.  Unvested restricted common shares of 457,550 were excluded from the computation of diluted earnings per share for the 13-week period ended June 30, 2012, respectively, due to contingent restrictive shares not meeting their performance goals.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-

lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments were effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

5.              FAIR VALUE MEASUREMENT

“Fair Value Measurements”, Topic 820 of the FASB ASC, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Topic 820 of the FASB ASC establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

The fair value of our marketable securities, which consist of certificates of deposits (maturing greater than 90 days and less than one year) were determined based upon Level 1 inputs, totaled $3.0 million and $7.0 million as of December 29, 2012 and June 30, 2012, respectively. The Company had no marketable securities as of June 29, 2013. The Company noted small variances between the book value and fair value due to the remaining unamortized premiums. As a result, no impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments. Interest income is recognized when earned.

Fair Value of Financial Instruments

The carrying amounts of certificates of deposit, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to their short-term nature.

6.              RECEIVABLES

	June 29,	December 29,	June 30,
	2013	2012	2012
Construction allowances	$216,000	$137,000	$496,000
Third party credit cards	1,404,000	1,622,000	1,287,000
Other	679,000	441,000	576,000
	$2,299,000	$2,200,000	$2,359,000

At June 29, 2013, December 29, 2012 and June 30, 2012 the Company’s income tax receivable was $59,000, $184,000 and $267,000, respectively, which resulted from quarterly federal and state tax estimated payments.

7.              INVENTORIES

	June 29,	December 29,	June 30,
	2013	2012	2012
Raw materials	$1,843,000	$1,014,000	$1,361,000
Work in process	1,839,000	2,237,000	2,744,000
Finished goods	15,639,000	17,995,000	18,162,000
	$19,321,000	$21,246,000	$22,267,000

8.              EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	June 29,	December 29,	June 30,
	2013	2012	2012
Leasehold improvements	$47,363,000	$47,734,000	$48,695,000
Furniture, fixtures and equipment	40,591,000	39,571,000	37,772,000
	87,954,000	87,305,000	86,467,000
Less: accumulated depreciation and amortization	(68,021,000)	(67,128,000)	(66,301,000)
	$19,933,000	$20,177,000	$20,166,000

9.              ACCRUED LIABILITIES

	June 29,	December 29,	June 30,
	2013	2012	2012
Gift cards, merchandise credit cards and other customer deposits and credits	$4,054,000	$4,118,000	$3,958,000
Operating expenses	2,600,000	2,502,000	1,437,000
Taxes, including income taxes	1,874,000	2,130,000	1,672,000
Group insurance	572,000	581,000	618,000
Sales return reserve	432,000	485,000	286,000
Fixed asset additions	321,000	764,000	199,000
Deferred income — co-branded credit card program	215,000	1,215,000	1,168,000
	$10,068,000	$11,795,000	$9,338,000

10.       OTHER LIABILITIES

	June 29, 2013	December 29, 2012	June 30, 2012
Deferred rent	$7,891,000	$8,372,000	$9,415,000
Deferred income — co-branded credit card program	1,218,000	405,000	972,000
Severance	399,000	—	—
	$9,508,000	$8,777,000	$10,387,000

11.       CREDIT FACILITY

The Company had a $3.0 million credit facility with the Bank of America, which expired May 31, 2013.  The agreement allowed the Company to issue letters of credit up to $3.0 million and was collateralized by a security interest in various certificates of deposit held by the Company.   As of June 29, 2013 the Company had $2,250,000 of certificates of deposit collaterizing the remaining outstanding letters of credit with Bank of America. These certificates of deposit are reported as restricted funds.  As letters of credit are drawn upon or replaced through our new credit facility described below, the restricted funds will be released. There were outstanding letters of credit of $1.6 million at June 29, 2013 under this facility which were collateralized by restricted funds.

The Company entered into a new credit agreement on July 25, 2013 (the “Credit Agreement”) with Wells Fargo Bank, National Association. The credit facility (“Credit facility”) pursuant to the Credit Agreement provides the Company with a line of credit of $25 million for short term borrowings and letters of credit with a sublimit of $5 million. Any borrowings that the Company may in the future make under the Credit Facility are due and payable on July 25, 2018, at which time the facility thereunder terminates.

Borrowings under the Credit Facility bear interest at the Company’s option (i) when the average daily availability is equal to or greater than 50% of the borrowing base, at a variable rate equal to the London interbank offering rate, (“LIBOR”), plus a margin of 1.50% per annum, or the base rate, as defined in the Credit Agreement, plus a margin of 0.50% per annum and (ii) when the average daily availability is less than 50% of the borrowing base, at a variable rate equal to LIBOR, plus a margin of 1.75% per annum, or the base rate, as defined in the Credit Agreement, plus a margin of 0.75% per annum.

The obligations of the Company under the Credit Facility are secured by liens on all assets of the Company. The Credit Agreement contains various customary covenants, including, but not limited to, limitations on indebtedness, liens, investments, dividends or other capital distributions, purchases or redemptions of stock, sales of assets or subsidiary stock, transactions with affiliates, line of business and accelerated payments of certain obligations.

The Credit Agreement contains events of default customary for similar financings. Upon the occurrence of an event of default, the outstanding obligations under the Credit Facility may be accelerated and become due and payable immediately. In addition, if certain change of control events occur with respect to any loan party, the Lenders have the right to require the Company to repay any outstanding loans under the Credit Facility.

During the 13-week period June 29, 2013, the Company recorded $367,000 of deferred financing costs in connection with the Credit Agreement, which are included in other assets at June 29, 2013 and will be amortized on a straight line basis through July 2018.

12.       INCOME TAXES

The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. At December 29 2012, the Company maintained $10.2 million of net deferred tax assets. During the 26-week period ended June 29, 2013, the Company recorded income tax expense of $10.2 million as a result of a full valuation allowance recorded against its net deferred tax assets.  Federal valuation allowances totaled $19.6 million, $8.3 million and $4.6 million at June 29, 2013, December 29, 2012 and June 30, 2012, respectively.  State valuation allowances totaled $3.9 million, $675,000 and $538,000 at June 29, 2013, December 29, 2012 and June 30, 2012, respectively. The valuation allowances are primarily to reserve for the possible non-utilization of net operating loss carry-forwards which may not be realized in future periods before they expire.

At December 29, 2012 and June 30, 2012, the current portion of net deferred tax assets and liabilities of $352,000 and $359,000, respectively, were included in prepaid expenses and other current assets, while the non-current portion of net deferred tax assets and liabilities of $9.9 million and $8.6 million were included in other assets on the Company’s accompanying condensed consolidated balance sheets. These amounts are net of the valuation allowances discussed above.

When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of June 29, 2013, December 29, 2012 and June 30, 2012, the Company had no reserve recorded for potential tax contingencies.

13.       RIGHTS OFFERING AND RELATED TRANSACTIONS

On February 5, 2013, the Company entered into an Investment Agreement to provide additional capital (as amended, the “Backstop and Investment Agreement”). The Backstop and Investment Agreement required the Company to commence a rights offering, which was completed on May 1, 2013. Pursuant to the rights offering and the other issuances contemplated by the Backstop and Investment Agreement, the Company issued approximately 8.1 million shares of the Company’s common stock and raised approximately $13.4 million of gross proceeds. These proceeds were offset by $1.9 million of costs in connection with the issuance of the rights and the other issuances. The proceeds from these issuances are intended to provide the Company with the financial resources to return to profitability and growth under the leadership of Jay Margolis, who became the Chief Executive Officer and Chairman of the Board of Directors of the Company on February 5, 2013.

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

Furthermore, on February 5, 2013, Thomas E. Reinckens resigned as Chairman of the Board and Chief Executive Officer of the Company. In connection with his resignation, Mr. Reinckens and the Company entered into a Separation and General Release Agreement, dated as of February 5, 2013 (the “Separation Agreement”). The Separation Agreement provides for severance in the form of continuing payments for the remaining balance of his employment term, in the amount of approximately $1.2 million over a period of approximately two years, subject to reduction for any compensation he receives from any employment or consultant position during the remainder of the term. The $1.2 million was accrued with related payroll taxes in the first quarter of fiscal 2013. In connection with his resignation, Mr. Reinckens forfeited all of his remaining stock options and unvested restricted shares.

On April 4, 2013, Morton J. Schrader and Arthur S. Mintz resigned from the Board of Directors of the Company and Michael F. Price and Charles J. Hinkaty were appointed as members of the Board of Directors. These resignations and appointments occurred pursuant to a Voting Agreement entered into by the Company in connection with the transactions contemplated by the Backstop and Investment Agreement.

14.       COMMITMENTS AND CONTINGENCIES

The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss. The Company had no guarantees, subleases or assigned lease obligations as of June 29, 2013, December 29, 2012 or June 30, 2012.

15.       SUBSEQUENT EVENTS

On August 1, 2013, Margaret J. Feeney resigned as Executive Vice President and Chief Financial Officer and Anthony DiPippa joined the Company as Executive President, Chief Financial Officer on August 7, 2013. Pursuant to his terms of employment, Anthony DiPippa is entitled to 75,000 shares of restricted stock. Two-thirds of these restricted stock awards will contingently vest over a three-year period, based on the Company meeting performance goals, and one-third will vest equally on an annual basis over the requisite service period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained in this Form 10-Q, the matters addressed herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements represent the Company’s expectation or belief concerning future events.  Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “estimates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.  The Company cautions that forward-looking statements are subject to risks, uncertainties, assumptions and other important factors that could cause actual results to differ materially, or otherwise, from those expressed or implied in the forward-looking statements, including, without limitation, macroeconomic factors that have affected the retail sector, including changes in national, regional and local economic conditions, employment levels and consumer spending patterns, factors specific to our Company and merchandise, such as demand for our merchandise, markdowns, our ability to successfully implement our business strategy and to integrate new members of management and the other risks detailed from time to time in the Company’s most recent Form 10-K, Forms 10-Q and other reports filed with the Securities and Exchange Commission. Any weakening of the economy generally or in a number of our markets, or in demand for our merchandise specifically, could adversely affect our financial position and results of operations, cause us to slow our re-modeling of existing locations or cause us to increase store closings. Other unknown or unpredictable factors also could harm the Company’s business, financial condition and results.  Consequently, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable securities laws.

CHANGE IN LEADERSHIP; COMPLETION OF CAPITAL RAISE

Jay Margolis became our Chief Executive Officer and the Chairman of our Board of Directors on February 5, 2013.  Since joining the Company, Mr. Margolis has been focused on re-invigorating our brand and enhancing our operations, with a view to returning the Company to profitability.  Some of the actions taken by Mr. Margolis in his first seven months with the Company include:

•                  Hiring a new Chief Merchandise Officer and Chief Marketing Officer, each of whom has more than thirty years of retail experience with leading brands.

•                  Hiring a new Chief Financial Officer, with over sixteen years of experience in finance with leading companies.

•                  Revamping the Company’s merchandise strategy; the Company’s merchandise assortment in the second half of fiscal 2012 and in the first half of fiscal 2013, which was ordered before Mr. Margolis joined the Company has not been as well-received as in previous periods and resulted in an increased promotional activity to reduce inventory levels.

•                  Implementing new inventory management strategies that we expect will improve our inventory turnover rate.

•                  Refocusing the Company’s promotional strategies, which we anticipate will reduce reliance on mark-downs.

•                  Entering into a new, larger credit facility, as described below, which provides the Company with additional financial flexibility to implement its business strategy.

In addition, on April 4, 2013, Michael F. Price and Charles J. Hinkaty were appointed to our Board of Directors, filling the vacancies created by the resignations of Morton J. Schrader and Arthur S. Mintz. Mr. Price and Mr. Hinkaty bring substantial financial, managerial, leadership and board experience to our Company.

On May 1, 2013, the Company completed a rights offering and other private issuances that raised approximately $13.4 million of gross proceeds.  These issuances coupled with our new, larger credit facility are intended to provide the Company with the financial resources to return to profitability and growth under Mr. Margolis’s leadership.

New Credit Facility

The Company entered into a new credit agreement on July 25, 2013 (the “Credit Agreement”) with Wells Fargo Bank, National Association. The Credit Agreement provides the Company with a line of credit of $25 million for short term borrowings and letters of credit with a sublimit of $5 million. Any borrowings that the Company may in the future make under the Credit Facility are due and payable on July 25, 2018, at which time the facility thereunder terminates, see Notes To Condensed Consolidated Financial Statements — Note 11, Credit Facility.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 26-week and 13-week periods ended June 29, 2013 and June 30, 2012, respectively, expressed as a percentage of net sales.

	26-Weeks Ended		13-Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.2	58.7	65.3	57.2
Gross profit	32.8	41.3	34.7	42.8
Store operating expenses	32.4	33.6	30.5	32.6
General and administrative expenses	8.3	7.8	7.9	7.2
Employee separation charges	2.2	0.2	1.6	0.2
Operating income (loss)	(10.1)	(0.3)	(5.3)	2.8
Interest income	0.0	0.0	0.0	0.0
Income (loss) before income taxes	(10.1)	(0.3)	(5.3)	2.8
Income tax provision (benefit)	9.0	(0.1)	0.0	1.1
Net income (loss)	(19.1)%	(0.2)%	(5.3)%	1.7%

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	26-Weeks Ended		13-Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Total store count, at end of period	250	264	250	264
Net sales increase (decrease)	(3.4)%	4.7%	(2.5)%	2.3%
Comparable store sales increase (decrease)	(0.4)%	6.9%	0.5%	4.7%
Average sales per transaction decrease	(9.6)%	(4.0)%	(10.4)%	(5.4)%
Average number of transactions increase	10.2%	11.4%	12.2%	10.7%
Net sales per average square foot	$197	$191	$103	$99
Total square footage, at end of period (in thousands)	507	532	507	532

Net Sales

During the 26-week period ended June 29, 2013, net sales decreased to $113.6 million from $117.6 million, a decrease of $4.0 million, or 3.4%, as compared to the same 26-week period last year.  This reflects a decrease in non-comparable store sales of approximately $3.0 million and a decrease in comparable stores sales of $495,000 or 0.4%.  Included in comparable store sales are e-commerce sales of $12.0 million during the current 26-week period, as compared to $12.6 million in the prior year period. The decrease in net sales at our stores during the 26- week period reflected a decrease of 9.6% in average dollars per transaction, partially offset by a 10.2% increase in number of sales transactions, as a result of increased promotional activity to maintain appropriate inventory levels, as further discussed below.

During the 13-week period ended June 29, 2013, net sales decreased to $60.1 million from $61.6 million, a decrease of $1.5 million, or 2.5%, as compared to the same 13-week period last year.  This reflects a decrease in non-comparable store sales of approximately $1.4 million and an increase in comparable store sales of $301,000, or 0.5%.  Included in comparable store sales are e-commerce sales of $6.6 million during the 13-week period, as compared to $6.9 million in the prior year period.  The decrease in net sales at our stores for the quarter reflected a decrease of 10.4% in average dollars per transaction and a 12.2% increase in number of sales transactions, as a result of increased promotional activity to maintain appropriate inventory levels, as further discussed below.

Gross Profit

During the 26-week period ended June 29, 2013, gross profit decreased to $37.3 million from $48.6 million, a decrease of $11.3 million, or 23.3%, as compared to the same 26-week period last year.  This decrease was primarily due to an increase in markdowns of 29% over the comparable period in fiscal 2012, as well as a decrease in net sales as described above.  As a percentage of net sales, gross profit decreased to 32.8% from 41.3% for the current 26-week period, as compared to the prior year period, primarily due to an increase in markdowns.  Our merchandise assortment was not as well received by our customers as in the prior period, which resulted in the reduction in net sales, and caused us to markdown inventory in order to maintain an appropriate level and valuation. There was no geographic concentration of markdowns in the fiscal 2013 or fiscal 2012 26-week period.

During the 13-week period ended June 29, 2013, gross profit decreased to $20.9 million from $26.4 million, a decrease of $5.5 million, or 20.9%, as compared to the same 13-week period last year. This decrease was primarily due to an increase in markdowns of 27% over the comparable period in fiscal 2012 as well as a decrease in net sales as described above.  As a percentage of net sales, gross profit decreased to 34.7% from 42.8% for the current 13-week period, as compared to the prior year period, primarily due to an increase in markdowns resulting from the same factors as in the 26-week period. There was no geographic concentration of markdowns in the fiscal 2013 or fiscal 2012 13-week period.

Store Operating Expenses

During the 26-week period ended June 29, 2013, store operating expenses decreased to $36.8 million from $39.5 million, a decrease of $2.6 million, or 6.6%, as compared to the same 26-week period last year. Store operating expenses decreased primarily due to a decrease in marketing expense of $1.2 million, a decrease in payroll and payroll-related expenses of $1.2 million, and a decrease in depreciation expense of $298,000. The decrease in marketing expense was largely due to a decrease in print advertising. The decrease in payroll and payroll-related costs was primarily attributable to fewer stores in operation. The decrease in depreciation expense was primarily due to certain assets being fully-depreciated as of December 29, 2012, coupled with the impairment of 26 underperforming stores during the fourth quarter of fiscal 2012.  As a percentage of net sales, for the fiscal 2013 26-week period, store operating expenses decreased to 32.4% from 33.6% as compared to the prior year period, primarily due to the dollar decrease in store operating expenses in fiscal 2013.

During the 13-week period ended June 29, 2013, store operating expenses decreased to $18.3 million from $20.1 million, a decrease of $1.8 million, or 8.9%, as compared to the same 13-week period last year. Store operating expenses decreased primarily due to a decrease in marketing expense of $1.1 million and a decrease in payroll and payroll-related expenses of approximately $644,000. The decrease in marketing expense was primarily due to a decrease in print advertising. The decrease in payroll and payroll-related expenses was primarily attributable to fewer stores in operation. As a percentage of net sales, for the fiscal 2013 13-week period, store operating expenses decreased to 30.5% from 32.6%, as compared to the prior year period, primarily due to the decrease in store operating expenses in fiscal 2013.

General and Administrative Expenses

During the 26-week period ended June 29, 2013, general and administrative expenses increased to $9.4 million from $9.2 million, an increase of $225,000, or 2.4% compared to the same 26-week period last year, primarily due to an increase hiring fees of $74,000 and an increase in payroll and payroll related expenses of $51,000. As a percentage of net sales, general and administrative expenses increased to 8.3% from to 7.8%,  due to the decrease in net sales.

During the 13-week period ended June 29, 2013, general and administrative expenses increased to $4.7 million from $4.4 million  an increase of $297,000, or 6.7%, as compared to the same 13-week period last year, primarily due to higher professional fees of $188,000 and hiring expenses of $105,000.  As a percentage of net sales, general and administrative expenses increased to 7.9% from 7.2%, primarily due to the decrease in net sales.

Employee Separation Charges

During the 26-week period ended June 29, 2013, employee separation charges increase to $2.5 million from $277,000 as compared to the same 26-week period last year primarily due to the severance accrual of $1.3 million in connection with the separation agreement with the Company’s former Chief Executive Officer as well as severance for other corporate employees.

During the 13-week period ended June 29, 2013, employee separation charges increase to $956,000 from $152,000 as compared to the same 13-week period last year due the increase in severance for corporate employees.

Other Income/Expense

During the 26-week period ended June 29, 2013, net other income decreased to $17,000 from $42,000, a decrease of $25,000, as compared to the same 26-week period last year. This decrease was primarily due to the reduction of cash on hand, as compared to last year.

During the 13-week period ended June 29, 2013, net other income decreased to $9,000 from $24,000, a decrease of $15,000, as compared to the same 13-week period last year primarily due to the reduction of cash on hand, as compared to last year.

Income Taxes

During the 26-week period ended June 29, 2013 and June 30, 2012, the Company recorded an income tax provision of $10,247,000 in fiscal 2013, as compared to an income tax benefit of $127,000 in fiscal 2012.

During the 13-week period ended June 29, 2013 and June 30, 2012, the Company recorded income tax provisions of $20,000 and $670,000, respectively.

Our new senior management is reviewing our business and policies, including inventory management, and, due to the cumulative losses incurred over the past few years and the uncertainty of executing a turnaround in the current year, we have recorded a full valuation allowance against the remaining net deferred tax assets during the 26-week period ended June 29, 2013. The income tax benefit recorded in fiscal year 2012 was attributable to the operating losses incurred by the Company, as discussed above.

Net Income/(Loss)

As a result of the factors discussed above, the Company recorded a net loss of $21.7 million and net loss of $3.2 million for the 26- and 13-week periods ended June 29, 2013, respectively. Comparatively, the Company recorded net loss of $177,000 and net income of $1.0 million during the 26- and 13-week periods ended June 30, 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements are primarily for funding operations and remodeling of existing stores. We have historically satisfied our cash requirements principally through cash flow from operations. On May 1, 2013, the Company completed a rights offering and other capital raises which raised $13.4 million in gross proceeds or $11.5 in net proceeds. In addition, on July 25, 2013, the Company entered into a five year credit agreement with Wells Fargo Bank, National Association which provides the Company the ability to borrow up to $25 million dollars and the ability to issue letters of credit in amounts of $5 million under the $25 million cap, see Notes To Condensed Consolidated Financial Statements — Note 11, Credit Facility.

At June 29, 2013, we had working capital of $17.9 million, which included cash of approximately $12.9 million and certificates of deposit of $2.3 million. The certificates of deposit of $2.3 million had been placed by the Company as collateral against letters of credit outstanding under our previous credit facility.

The following table sets forth our cash flows for the periods indicated:

	26 Weeks Ended
	June 29, 2013	June 30, 2012
Net cash used in operating activities	$(11,084,000)	$(485,000)
Net cash provided by (used in) investing activities	193,000	(7,690,000)
Net cash provided by financing activities	11,384,000	—
Net increase (decrease) in cash and equivalents	$493,000	$(8,175,000)

During the 26-week period ended June 29, 2013, the $11.1 million of cash used in operating activities was primarily due to the net loss of $21.7 million and a decrease in accounts payable of $5.7 million. These decreases in cash were partly offset by deferred income taxes of $10.2 million, depreciation and amortization of $3.4 million and an decrease in inventories of $1.9 million.  The net loss was primarily due to decrease in gross profit of $11.3 million, an income tax provision of $10.2 million and a $2.5 million severance accrual in connection with the separation agreement with the Company’s former Chief Executive Officer and severance for other corporate employees.  The income tax provision reflects a $10.2 million full valuation allowance against deferred tax assets recorded by the Company during the 26-week period ended June 29, 2013. The decrease in gross profit was primarily due to the increase in markdowns of 29% in the 26-week period ended June 29, 2013 over the comparable period in fiscal 2012.

The Company’s inventory turnover rate increased approximately 20.9% during the 26-week period ended June 29, 2013 as compared to the comparable period in fiscal 2012. The Company’s days sell through was approximately 48 days during the 26-week period ended June 29, 2013 as compared to 58 days in the comparable period in fiscal 2012. The Company’s inventory as of June 29, 2013 decreased by approximately $1.9 million as compared to June 30, 2012. The decrease in inventory was primarily due to a higher markdown rate during the 26-week period ended June 29, 2013 as compared to the comparable period in fiscal 2012.  The increase in our inventory turnover rate and the decrease in our days sell through was primarily due to increased promotional activity, which accelerated our cost of goods sold. Since Mr. Margolis became Chief Executive Officer in February 2013, we have undertaken a review of our business and policies, including inventory management and although markdowns have exceeded historical levels, we anticipate that our markdown rate will decline as the merchandise and inventory strategy being implemented by Mr. Margolis continues to take effect. Nevertheless, we expect markdowns to continue to put pressure on our working capital.

During the 26-week period ended June 29, 2013, cash generated by investing activities was $193,000, as compared to cash used by investing activities of $7.7 million during the 26-week period ended June 30, 2012. The net maturities in marketable securities of $3.0 million and the release of $750,000 in restricted certificates of deposit were mostly offset by the purchases of equipment and leasehold improvements of $3.6 million. The purchase of equipment and leasehold improvements was primarily used for remodeling stores. Projected capital expenditures for fiscal 2013 to remodel existing stores and open one new outlet store are approximately $6.0 to $7.0 million.

During the 26-week period ended June 29, 2013, cash flows from financing activities was due to the net proceeds of $11.6 million from the issuance of common stock in connection with the Company’s rights offering and related issuances which were completed on May 1, 2013. There were no cash flows from financing activities for the 26-week period ending June 30, 2012.

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

•                  store closings; or

•                  underperforming business trends.

The Company evaluates finite long-lived assets in accordance with “Impairment or Disposal of Long-Lived Assets” under Topic 360 “Property, Plant and Equipment” of the Financial Accounting Standard Board’s Accounting Standards Codification (“FASB ASC”). Finite-lived assets are evaluated for recoverability in accordance with Topic 360 of the FASB ASC whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges were recorded during the 26-week period ended June 29, 2013 and June 30, 2012. The Company recorded an impairment charge of $1.1 million for 26 underperforming stores during the fourth quarter of fiscal 2012.

Self Insurance. The Company is self-insured for losses and liabilities related primarily to employee health and welfare claims up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends were insignificant for the 26- and 13-week periods ended June 29, 2013 and June 30, 2012. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. We maintain stop-loss insurance coverage, which covers us for benefits paid in excess of limits as defined in the plan.

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

The Company recorded breakage income of $120,000 and $149,000 during the 26-week periods ended June 29, 2013 and June 30, 2012, respectively.

Revenue Recognition.  Sales are recognized at the “point of sale,” which occurs when merchandise is sold in an “over-the-counter” transaction or upon receipt by a customer. Sales of merchandise via our website and the related amounts billed to customers for shipping are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. The Company recorded a net decrease in sales return reserve of $53,000 and $165,000 for the 26-week periods ended June 29, 2013 and June 30, 2012, respectively. Costs incurred for shipping and handling are included in cost of sales. The Company records revenues net of applicable sales tax.

The Company’s co-branded customer credit card program, which was introduced during fiscal 2007, entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract, which was amended on March 1, 2013 for a period of 7 years. During the 26-week periods ended June 29, 2013 and June 30, 2012, the Company received approximately $88,000 and $286,000, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards was $275,000 and $563,000 for the 26-week periods ended June 29, 2013 and June 30, 2012, respectively.

The Company also receives from the issuing bank and Visa U.S.A. Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program, the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A. Inc. The amount of sales royalty income recorded was $218,000 and $215,000 for the 26-week periods ended June 29, 2013 and June 30, 2012, respectively.

The Company also offers its card holders a program whereby points can be earned on net purchases made with the co-branded credit card. Five reward points are awarded for each dollar spent at Cache and one reward point is awarded for each dollar spent at other businesses.  A cardholder whose credit card account is not delinquent, in default or closed will be automatically eligible to receive a $25 Company gift card upon accrual of 2,500 reward points. Effective March 1, 2013, the issuing bank pays the Company 70% of the Company gift cards issued to the bank.  All other costs associated with the gift card reward program is the responsibility of the bank.

Income Taxes. The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. At December 29 2012, the Company maintained $10.2 million of net deferred tax assets. During the 26-week period ended June 29, 2013, the Company recorded income tax expense of $10.2 million as a result of a full valuation allowance recorded against its net deferred tax assets.  Federal valuation allowances totaled $19.6 million, $8.3 million and $4.6 million at June 29, 2013, December 29, 2012 and June 30, 2012, respectively.  State valuation allowances totaled $3.9 million, $675,000 and $538,000 at June 29, 2013, December 29, 2012 and June 30, 2012, respectively. The valuation allowances are primarily to reserve for the possible non-utilization of net operating loss carry-forwards which may not be realized in future periods before they expire.

At December 29, 2012 and June 30, 2012, the current portion of net deferred tax assets and liabilities of $352,000 and $359,000, respectively, were included in prepaid expenses and other current assets, while the non-current portion of net deferred tax assets and liabilities of $9.9 million and $8.6 million, respectively, were included in other assets on the Company’s accompanying condensed consolidated balance sheets. These amounts are net of the valuation allowance discussed above.

When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of June 29, 2013, December 29, 2012 and June 30, 2012, the Company had no reserve recorded for potential tax contingencies.

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

During the 26-week period ended June 29, 2013, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is exposed to a number of asserted and unasserted potential claims.  Management does not believe that the resolution of any of these matters will result in a material loss.  The Company had no guarantees, subleases or assigned lease obligations as of June 29, 2013, December 29, 2012 or June 30, 2012.

ITEM 6. EXHIBITS

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Cache Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 29, 2013, December 29, 2012 and June 30, 2012, (ii) the Condensed Consolidated Statements of Operations for the Twenty-Six Weeks Ended June 29, 2013 and June 30, 2012, (iii) the Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended June 29, 2013 and June 30, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended June 29, 2013 and June 30, 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2013
CACHE, INC.

BY:	/s/ Jay M. Margolis
Jay M. Margolis
Chairman and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Anthony DiPippa
Anthony DiPippa
Executive Vice President, Chief Financial Officer and Principal Financial and Accounting Officer