Form 10-Q
period 2013-09-28
CACHE INC
filed 2013-11-12
CIK 350199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 0-10345

CACHE, INC.

(Exact name of registrant as specified in its Charter)

Delaware	59-1588181
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1440 Broadway, New York, New York	10018
(Address of principal executive offices)	(zip code)

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

As of November 12, 2013, 21,551,171 shares of common stock were outstanding.

CACHE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2013	December 29, 2012	September 29, 2012
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$4,363,000	$12,360,000	$10,374,000
Marketable securities	—	3,013,000	3,009,000
Certificates of deposit — restricted	1,750,000	3,000,000	3,000,000
Receivables, net	2,610,000	2,200,000	2,294,000
Income tax receivable	49,000	184,000	245,000
Inventories, net	21,588,000	21,246,000	23,806,000
Prepaid expenses and other current assets	1,354,000	2,224,000	2,068,000
Total current assets	31,714,000	44,227,000	44,796,000

Equipment and leasehold improvements, net	19,814,000	20,177,000	20,522,000
Intangible assets, net	102,000	102,000	102,000
Other assets	1,449,000	10,119,000	10,708,000

Total assets	$53,079,000	$74,625,000	$76,128,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,981,000	$12,397,000	$10,974,000
Accrued compensation	3,223,000	2,615,000	1,420,000
Accrued liabilities	10,374,000	11,795,000	9,609,000
Total current liabilities	22,578,000	26,807,000	22,003,000

Other liabilities	9,285,000	8,777,000	9,628,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock, par value $.01; authorized, 40,000,000 shares; issued 25,213,370, 17,093,788 and 17,093,788	252,000	171,000	171,000
Additional paid-in capital	60,489,000	48,735,000	48,666,000
Retained earnings	270,000	29,930,000	35,455,000
Treasury stock 3,682,199 shares, at cost	(39,795,000)	(39,795,000)	(39,795,000)
Total stockholders’ equity	21,216,000	39,041,000	44,497,000

Total liabilities and stockholders’ equity	$53,079,000	$74,625,000	$76,128,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTY-NINE WEEKS ENDED

(Unaudited)

	September 28 , 2013	September 29 , 2012

Net sales	$160,853,000	$163,417,000

Cost of sales, including buying and occupancy	107,770,000	100,176,000

Gross profit	53,083,000	63,241,000

Expenses:
Store operating expenses	54,729,000	57,727,000
General and administrative expenses	14,652,000	13,466,000
Employee separation charges	3,092,000	503,000
Total expenses	72,473,000	71,696,000

Operating loss	(19,390,000)	(8,455,000)

Other expense (income):
Amortization of deferred financing cost	37,000	—
Interest income	(22,000)	(62,000)
Total other expense (income), net	15,000	(62,000)

Loss before income taxes	(19,405,000)	(8,393,000)

Income tax provision (benefit)	10,255,000	(1,840,000)

Net loss	$(29,660,000)	$(6,553,000)

Basic loss per share	$(1.70)	$(0.51)

Diluted loss per share	$(1.70)	$(0.51)

Basic weighted average shares outstanding	17,450,000	12,882,000

Diluted weighted average shares outstanding	17,450,000	12,882,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

	September 28, 2013	September 29, 2012

Net sales	$47,221,000	$45,789,000

Cost of sales, including buying and occupancy	31,409,000	31,128,000

Gross profit	15,812,000	14,661,000

Expenses:
Store operating expenses	17,894,000	18,268,000
General and administrative expenses	5,237,000	4,275,000
Employee separation charges	638,000	227,000
Total expenses	23,769,000	22,770,000

Operating loss	(7,957,000)	(8,109,000)

Other expense (income):
Amortization of deferred financing cost	37,000	—
Interest income	(5,000)	(20,000)
Total other expense (income), net	32,000	(20,000)

Loss before income taxes	(7,989,000)	(8,089,000)

Income tax provision (benefit)	8,000	(1,713,000)

Net loss	$(7,997,000)	$(6,376,000)

Basic loss per share	$(0.38)	$(0.49)

Diluted loss per share	$(0.38)	$(0.49)

Basic weighted average shares outstanding	21,090,000	12,892,000

Diluted weighted average shares outstanding	21,090,000	12,892,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED

(Unaudited)

	September 28, 2013	September 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(29,660,000)	$(6,553,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,148,000	5,285,000
Stock-based compensation	502,000	230,000
Deferred income taxes	10,201,000	(1,905,000)
Gift card breakage	(170,000)	(212,000)
Amortization of deferred income for co-branded credit card	(330,000)	(858,000)
Amortization of deferred rent	(1,019,000)	(1,656,000)
Amortization of deferred financing costs	37,000	—
Change in assets and liabilities:
Decrease (increase) in receivables and income tax receivable	(275,000)	836,000
Increase in inventories	(342,000)	(1,731,000)
Decrease (increase) in prepaid expenses and other current assets	385,000	(399,000)
Increase (decrease) in accounts payable	(3,416,000)	1,409,000
Increase (decrease) in accrued liabilities, accrued compensation and other liabilities	1,371,000	(760,000)

Net cash used in operating activities	(17,568,000)	(6,314,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities	(2,000,000)	(8,285,000)
Maturities of marketable securities	5,013,000	9,284,000
Proceeds from insurance recovery	—	190,000
Certificates of deposit — restricted	1,250,000	—
Purchase of equipment and leasehold improvements	(5,124,000)	(7,010,000)

Net cash used in investing activities	(861,000)	(5,821,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of common stock	13,419,000	—
Payment of issuance costs	(2,046,000)	—
Payments of deferred financing costs	(941,000)	—

Net cash provided by financing activities	10,432,000	—

Net decrease in cash and equivalents	(7,997,000)	(12,135,000)
Cash and equivalents, at beginning of period	12,360,000	22,509,000
Cash and equivalents, at end of period	$4,363,000	$10,374,000

Supplemental disclosure of cash flow information:
Income taxes paid	$115,000	$209,000

Supplemental disclosure of non-cash investing and financing activities:
Accrued fixed asset additions	$425,000	$59,000
Accrued issuance costs	$46,000	$—
Accrued deferred financing costs	$136,000	$—
Prepaid stock-based compensation	$6,000	$24,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” or “our” mean Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. Under the trade name “Cache”, we operated 250 women’s apparel specialty stores, as of September 28, 2013.

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

2.              STOCK BASED COMPENSATION

Stock-based compensation expense for all stock-based awards programs, including grants of stock options, is recorded in accordance with “Compensation-Stock Compensation”, Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). During the 39- and 13-week periods ended September 28, 2013, the Company recognized approximately $502,000 and $288,000, respectively, in stock-based compensation expense, and for the same periods ended September 29, 2012, the Company recognized approximately $230,000 and $68,000, respectively.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model.

On February 5, 2013, the Company granted Jay Margolis (its Chief Executive Officer and Chairman of the Board) time-based stock options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $3.34 which had a weighted average grant date fair value of $1.15.  These options vest in equal installments on the first, second and third anniversary of the grant date. The Company granted no stock options during the 39- and 13-week periods ended September 29, 2012. No excess tax benefits were recognized from the exercise of stock options during the 39- week periods ended September 28, 2013 and September 29, 2012.

The following assumptions were used during the 39-week period ended September 28, 2013:

Expected dividend rate	$0.00
Expected volatility	50.72%
Risk free interest rate	0.41%
Expected lives (years)	3.00

During the first quarter of fiscal 2013, 40,000 shares of the Company’s common stock were issued for services to its board members. The total fair value of the issued common stock was approximately $94,000, of which approximately $89,000 and $18,000 were included in stock-based compensation expense for the 39- and 13-week periods ended September 28, 2013, respectively. The remaining cost is expected to be recognized over the remainder of fiscal 2013. Comparatively, during the first quarter of fiscal 2012, 14,000 shares of the Company’s common stock were issued for services to its board members. The total fair value of the issued common stock was approximately $95,000, of which approximately $71,000 and $23,000 were included in stock-based compensation expense for the 39- and 13-week periods ended September 29, 2012, respectively.

During the 39- and 13-week periods ended September 28, 2013, the Company granted restricted stock awards representing 370,000 and 115,000 shares of the Company’s common stock, which had a weighted-average grant date fair value of $4.28 and $5.33 per share, respectively. A portion of these restricted stock awards will contingently vest over a three-year period, based on the Company meeting performance goals, and a portion will vest over the requisite service period.  Comparatively, during the 39- week period ended September 29, 2012, the Company granted 12,000 shares of restricted stock awards of the Company’s common stock, which had a weighted average grant date fair value of $6.70. These restricted shares will contingently vest over a three-year period, based on the Company meeting performance goals. During the 13- week period ended September 29, 2012, the Company granted no restricted stock awards of the Company’s common stock.

3.             BASIC AND DILUTED EARNINGS PER SHARE

Basic loss per share has been computed based upon the weighted average of common shares outstanding. Diluted loss per share also includes the dilutive effect of potential common shares (dilutive stock options and unvested restricted stock awards) outstanding during the period. Loss per common share has been computed as follows:

	39-Weeks Ended		13-Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net loss	$(29,660,000)	$(6,553,000)	$(7,997,000)	$(6,376,000)
Basic weighted number of average shares outstanding	17,450,000	12,882,000	21,090,000	12,892,000
Incremental shares from assumed issuances of stock options and restricted stock awards	—	—	—	—
Diluted weighted average number of shares outstanding	17,450,000	12,882,000	21,090,000	12,892,000

Net loss per share - Basic	$(1.70)	$(0.51)	$(0.38)	$(0.49)
- Diluted	$(1.70)	$(0.51)	$(0.38)	$(0.49)

The accompanying financial statements reflect for fiscal 2012 the issuance of all restricted stock awards as if issued on the original grant date. The Company previously had been issuing restricted stock awards only when the awards vested. This change in reporting had no effect on the Company’s financial statements except for the number of shares outstanding at September 29, 2012.

Options and unvested restricted common shares totaling 1,483,444 and 1,176,675 were excluded from the computation of diluted loss per share for the 39- and 13- week periods ended September 28, 2013 and September 29, 2012 due to the net loss incurred by the Company.

4.             RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similiar Tax Loss, or a Tax Credit Carryforward Exists to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2013. The Company early adopted this ASU and it did not have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments in ASU 2013-02 were effective prospectively for interim and annual reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

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

The fair value of our marketable securities, which consist of certificates of deposits (maturing greater than 90 days and less than one year) were determined based upon Level 1 inputs, totaled $3.0 million as of December 29, 2012 and September 29, 2012. The Company had no marketable securities as of September 28, 2013. The Company noted small variances between the book value and fair value due to the remaining unamortized premiums. As a result, no impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments. Interest income is recognized when earned.

Fair Value of Financial Instruments

The carrying amounts of certificates of deposit, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to their short-term nature.

6.              RECEIVABLES

	September 28,	December 29,	September 29,
	2013	2012	2012
Construction allowances	$496,000	$137,000	$34,000
Third party credit cards	1,589,000	1,622,000	1,531,000
Other	525,000	441,000	729,000
	$2,610,000	$2,200,000	$2,294,000

At September 28, 2013, December 29, 2012, and September 29, 2012, the Company’s income tax receivable was $49,000, $184,000 and $245,000, respectively, which resulted from quarterly federal and state tax estimated payments.

7.              INVENTORIES

	September 28,	December 29,	September 29,
	2013	2012	2012
Raw materials	$1,569,000	$1,014,000	$1,166,000
Work-in-process	1,528,000	2,237,000	2,784,000
Finished goods	18,491,000	17,995,000	19,856,000
	$21,588,000	$21,246,000	$23,806,000

8.              EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	September 28,	December 29,	September 29,
	2013	2012	2012

Leasehold improvements	$47,303,000	$47,734,000	$49,344,000
Furniture, fixtures and equipment	40,974,000	39,571,000	38,694,000
	88,277,000	87,305,000	88,038,000
Less: accumulated depreciation and amortization	(68,463,000)	(67,128,000)	(67,516,000)
	$19,814,000	$20,177,000	$20,522,000

9.              ACCRUED LIABILITIES

	September 28,	December 29,	September 29,
	2013	2012	2012
Gift cards, merchandise credit cards and other customer deposits and credits	$3,971,000	$4,118,000	$4,097,000
Operating expenses	2,894,000	2,502,000	1,821,000
Taxes, including income taxes	1,733,000	2,130,000	1,491,000
Group insurance	569,000	581,000	619,000
Sales return reserve	558,000	485,000	338,000
Fixed asset additions	425,000	764,000	59,000
Deferred income — co-branded credit card program	224,000	1,215,000	1,184,000
	$10,374,000	$11,795,000	$9,609,000

10.       OTHER LIABILITIES

The Company’s other liabilities are comprised of the following:

	September 28, 2013	December 29, 2012	September 29, 2012
Deferred rent	$7,833,000	$8,372,000	$8,937,000
Deferred income — co-branded credit card program	1,215,000	405,000	691,000
Severance	237,000	—	—
	$9,285,000	$8,777,000	$9,628,000

11.       CREDIT FACILITY

The Company had a $3.0 million credit facility with the Bank of America, which expired May 31, 2013.  The agreement allowed the Company to issue letters of credit up to $3.0 million and was collateralized by a security interest in various certificates of deposit held by the Company. As of September 28, 2013, the Company had $1,750,000 of certificates of deposit collateralized for the remaining outstanding letters of credit with Bank of America. These certificates of deposit are reported as restricted funds.  As letters of credit are drawn upon or replaced through our new credit facility described below, the restricted funds will be released. There were outstanding letters of credit of $ 1.1 million at September 28, 2013 under this facility which were collateralized by restricted funds.

The Company entered into a new credit agreement on July 25, 2013 (the “Credit Agreement”) with Wells Fargo Bank, National Association. The credit facility (“Credit facility”) pursuant to the Credit Agreement provides the Company with a line of credit of $25 million for short term borrowings and letters of credit with a sublimit of $5 million. Any borrowings that the Company may incur in the future under the Credit Facility are due and payable on July 25, 2018, at which time the facility thereunder terminates.

Borrowings under the Credit Facility bear interest, at the Company’s option, either at the London interbank offering rate (“LIBOR”) Margin or at the Base Rate Margin. LIBOR Margin is equal to LIBOR plus a margin of 1.50% per annum when the average daily availability is equal to or greater than 50% of the borrowing base. When the average daily availability is less than 50% of the borrowing base, the LIBOR Margin is equal to LIBOR, plus a margin of 1.75% per annum. Base Rate Margin is equal to the base rate as defined below, plus a margin of 0.50% per annum when the average daily availability is equal to or greater than 50% of the borrowing base.  When the average daily availability is less than 50% the Base Rate Margin is equal to the base rate as defined below, plus a margin of 0.75% per annum.  The base rate, as defined in the Credit Agreement, is a fluctuating rate per annum equal to the highest of (a) the U. S. federal funds rate, plus a margin of 0.50% per annum, (b) the adjusted LIBOR rate plus a margin of 1.00% or (c) the Wells Fargo prime rate in effect at that time.

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

The Company had outstanding letters of credit of $1.2 million under the Credit Facility and no borrowings as of September 28, 2013.

During the 39-week period September 28, 2013, the Company recorded $1.1 million of deferred financing costs in connection with the Credit Agreement, which are included in other assets at September 28, 2013 and will be amortized on a straight line basis through July 2018.

12.       INCOME TAXES

The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. At December 29, 2012, the Company maintained $10.2 million of net deferred tax assets. During the 39-week period ended September 28, 2013, the Company recorded income tax expense of $10.2 million as a result of a full valuation allowance recorded against its net deferred tax assets.  Federal valuation allowances totaled $22.3 million, $8.3 million and $5.8 million at September 28, 2013, December 29, 2012 and September 29, 2012, respectively.  State valuation allowances totaled $4.2 million, $675,000 and $638,000 at September 28, 2013, December 29, 2012 and September 29, 2012, respectively. The valuation allowances are primarily to reserve for the possible non-utilization of net operating loss carry-forwards which may not be realized in future periods before they expire. At September 28, 2013, the Company had an estimated federal net operating loss carry-forward of approximately $53.5 million available for carry-forward expiring from 2030 through 2033.

At December 29, 2012 and September 29, 2012, the current portion of net deferred tax assets and liabilities of $352,000 and $388,000, respectively, were included in prepaid expenses and other current assets, while the non-current portion of net deferred tax assets and liabilities of $9.9 million and $10.4 million were included in other assets on the Company’s accompanying condensed consolidated balance sheets. These amounts are net of the valuation allowances discussed above.

When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of September 28, 2013, December 29, 2012 and September 29, 2012, the Company had no reserve recorded for potential tax contingencies.

13.       RIGHTS OFFERING AND RELATED TRANSACTIONS

On February 5, 2013, the Company entered into an Investment Agreement to provide additional capital (as amended, the “Backstop and Investment Agreement”). The Backstop and Investment Agreement required the Company to commence a rights offering, which was completed on May 1, 2013. Pursuant to the rights offering and the other issuances contemplated by the Backstop and Investment Agreement, the Company issued approximately 8.1 million shares of the Company’s common stock and raised approximately $13.4 million of gross proceeds. These proceeds were offset by $2.1 million of costs in connection with the issuance of the rights and the other issuances. The proceeds from these issuances are intended to provide the Company with the financial resources to return to profitability and growth under the leadership of Jay Margolis, who became the Chief Executive Officer and Chairman of the Board of Directors of the Company on February 5, 2013.

In connection with the Backstop and Investment Agreement, on February 5, 2013, Jay Margolis and the Company entered into an Employment Agreement (the “Employment Agreement”), which has a term of three years. Under the Employment Agreement, Mr. Margolis serves as Chief Executive Officer and Chairman of the Board of Directors, and is entitled to receive an annual base salary of $900,000 and an annual bonus with a target of fifty percent (50%) of his annual base salary, subject to financial performance targets set by the Company; provided, however, that for 2013, he is entitled to a guaranteed bonus of $225,000.

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

14.       COMMITMENTS AND CONTINGENCIES

The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss. The Company had no guarantees, subleases or assigned lease obligations as of September 28, 2013, December 29, 2012 or September 29, 2012.

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

CHANGE IN LEADERSHIP; COMPLETION OF CAPITAL INCREASE

Jay Margolis became our Chief Executive Officer and the Chairman of our Board of Directors on February 5, 2013.  Since joining the Company, Mr. Margolis has been focused on re-invigorating our brand and enhancing our operations, with a view to returning the Company to profitability.  Some of the actions taken by Mr. Margolis in his first ten months with the Company include:

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

On August 14, 2013, Robert C. Grayson and J. David Scheiner were elected to our Board of Directors who also bring substantial financial, managerial, leadership and board experience to our Company.

New Credit Facility

The Company entered into a new credit agreement on July 25, 2013 (the “Credit Agreement”) with Wells Fargo Bank, National Association. The Credit Agreement provides the Company with a line of credit of $25 million for short term borrowings and letters of credit with a sublimit of $5 million. Any borrowings that the Company may incur in the future under the Credit Facility are due and payable on July 25, 2018, at which time the facility thereunder terminates, see Notes To Condensed Consolidated Financial Statements — Note 11, Credit Facility.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 39-week and 13-week periods ended September 28, 2013 and September 29, 2012, respectively, expressed as a percentage of net sales.

	39-Weeks Ended		13-Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.0	61.3	66.5	68.0
Gross profit	33.0	38.7	33.5	32.0
Store operating expenses	34.0	35.3	37.9	39.9
General and administrative expenses	9.1	8.2	11.1	9.3
Employee separation charges	1.9	0.3	1.4	0.5
Operating loss	(12.0)	(5.1)	(16.9)	(17.7)
Interest expense (income)	0.0	0.0	(0.0)	0.0
Loss before income taxes	(12.0)	(5.1)	(16.9)	(17.7)
Income tax provision (benefit)	6.4	(1.1)	0.0	(3.7)
Net loss	(18.4)%	(4.0)%	(16.9)%	(14.0)%

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	39-Weeks Ended		13-Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Total store count, at end of period	250	262	250	262
Net sales increase (decrease)	(1.6)%	1.5%	3.1%	(5.9)%
Comparable store sales increase (decrease)	1.4%	4.0%	6.0%	(2.9)%
Average sales per transaction increase (decrease)	(5.7)%	(6.6)%	4.5%	(12.8)%
Average number of transactions increase	7.5%	11.3%	1.5%	11.3%
Net sales per average square foot	$282	$265	$84	$74
Total square footage, at end of period (in thousands)	506	528	506	528

Net sales

During the 39-week period ended September 28, 2013, net sales decreased to $160.8 million from $163.4 million, a decrease of $2.6 million, or 1.6%, as compared to the same 39-week period last year.  This reflects a decrease in non-comparable store sales of approximately $3.8 million partially offset by an increase in comparable stores sales of $2.2 million or 1.4%.  Included in comparable store sales are e-commerce sales of $16.4 million during the recent 39-week period, as compared to $18.5 million in the prior year period. The decrease in e-commerce sales was a result of less promotional activity this year as compared to last year. The net sales during the 39- week period reflected a 7.5% increase in number of sales transactions, partially offset by a decrease of 5.7% in average dollars per transaction, as a result of increased promotional activity to maintain appropriate inventory levels, as further discussed below.

During the 13-week period ended September 28, 2013, net sales increased to $47.2 million from $45.8 million, an increase of $1.4 million, or 3.1%, as compared to the same 13-week period last year. This reflects an increase in comparable store sales of $2.6 million or 6.0% and a decrease in non-comparable store sales of approximately $897,000.  Included in comparable store sales are e-commerce sales of $4.3 million during the 13-week period, as compared to $5.9 million in the prior year period. The decrease in e-commerce sales was a result of less promotional activity this year as compared to last year. The net sales for the quarter reflected a 4.5% increase in average dollars per transaction and a 1.5% increase in number of sales transactions due to the improvement in the merchandise assortment.

Gross profit

During the 39-week period ended September 28, 2013, gross profit decreased to $53.1 million from $63.2 million, a decrease of $10.1 million, or 16.1%, as compared to the same 39-week period last year. This decrease was primarily due to an increase in markdowns of 13% over the comparable period in fiscal 2012, as well as a decrease in net sales as described above. As a percentage of net sales, gross profit decreased to 33.0% from 38.7% for the current 39-week period, as compared to the prior year period, primarily due to an increase in markdowns.  Our merchandise assortment was not as well received by our customers as in the prior period, which resulted in the reduction in net sales, and caused us to markdown inventory in order to maintain an appropriate level and valuation. There was no geographic concentration of markdowns in the fiscal 2013 or fiscal 2012 39-week periods.

During the 13-week period ended September 28, 2013, gross profit increased to $15.8 million from $14.7 million, an increase of $1.1 million, or 7.9%, as compared to the same 13-week period last year. This increase was primarily due to an improvement in our gross profit percentage and an increase in sales. As a percentage of net sales, gross profit increased to 33.5% from 32.0% for the current 13-week period, as compared to the prior year period, primarily due to lower costs in our design, production and sourcing departments as well as a decrease in markdowns of 19%. There was no geographic concentration of markdowns in the fiscal 2013 or fiscal 2012 13-week periods.

Store operating expenses

During the 39-week period ended September 28, 2013, store operating expenses decreased to $54.7 million from $57.7 million, a decrease of $3.0 million, or 5.2%, as compared to the same 39-week period last year. Store operating expenses decreased primarily due to a decrease in marketing expense of $2.0 million and a decrease in payroll and payroll-related costs of $1.3 million, partially offset by an increase e-commerce expenses of $176,000. The decrease in marketing expense was largely due to a decrease in print advertising. The decrease in payroll and payroll-related costs was primarily attributable to fewer stores in operation.  The increase in

e-commerce expenses were primarily due to the outsourcing of our call center services.  As a percentage of net sales, for the fiscal 2013 39-week period, store operating expenses decreased to 34.0% from 35.3% as compared to the prior year period, primarily due to the dollar decrease in store operating expenses in 2013.

During the 13-week period ended September 28, 2013, store operating expenses decreased to $17.9 million from $18.3 million, a decrease of $374,000, or 2.0%, as compared to the same 13-week period last year. Store operating expenses decreased primarily due to a decrease in marketing expense of $763,000, partially offset by an increase in depreciation of $181,000 and an increase in non-capitalizable expenses of $135,000 to improve store appearance. The decrease in marketing expense was largely due to a decrease in print advertising. The increase in depreciation expense was due to acceleration of depreciation of certain assets. As a percentage of net sales, store operating expenses decreased to 37.9% from 39.9% for the current 13-week period, as compared to the prior year period, primarily due to the decrease in store operating expenses in 2013.

General and administrative expenses

During the 39-week period ended September 28, 2013, general and administrative expenses increased to $14.7 million from $13.5 million, an increase of $1.2 million, or 8.9%, as compared to the same 39-week period last year, primarily due to an increase in payroll and payroll-related costs of $454,000, an increase in information technology and real estate consulting fees of $246,000, an increase in recruiting fees of $161,000, and an increase in professional fees of $129,000 primarily related to legal fees. The increase in payroll and payroll related costs as well as recruiting fees was predominately due to the replacement of the Company’s corporate management team.  As a percentage of net sales, general and administrative expenses increased to 9.1% from 8.2% in fiscal 2012, primarily due to the decrease in sales as well as the increase in general and administrative expenses in fiscal 2013.

During the 13-week period ended September 28, 2013, general and administrative expenses increased to $5.2 million from $4.3 million, an increase of $962,000, or 22.5%, as compared to the to the same 13-week period last year, primarily due to an increase in payroll and payroll-related costs of $403,000, an increase in information technology and real estate consulting fees of $170,000, an increase in professional fees of $96,000, an increase in recruiting fees of $87,000 and other various increases of $205,000. The increases in payroll and payroll related costs, recruiting and professional fees are as discussed above.  As a percentage of net sales, general and administrative expenses increased to 11.1% from 9.3% in fiscal 2012, primarily due to the increase in general and administrative expenses in fiscal 2013.

Employee Separation Charges

During the 39-week period ended September 28, 2013, employee separation charges increased to $3.1 million from $503,000 as compared to the same 39-week period last year primarily due to the severance accrual of $1.8 million in connection with the separation agreement with the Company’s former Chief Executive Officer and Chief Financial Officer, as well as severance for other corporate employees.

During the 13-week period ended September 28, 2013, employee separation charges increased to $638,000 from $227,000 as compared to the same 13-week period last year, due to the increase in severance for the Company’s former Chief Financial Officer, as well as severance for other corporate employees.

Other expense (income), net

During the 39-week period ended September 28, 2013, other expense, net increased to $15,000 from other income, net of $62,000, an increase of $77,000, as compared to the same 39-week period last year. This increase was primarily due to the amortization of deferred financing cost of $37,000 and reduction of interest income as a result of less cash on hand as compared to last year.

During the 13-week period ended September 28, 2013, other expense, net increased to $32,000 from $20,000, an increase of $52,000, as compared to the same 13-week period last year. This increase was primarily due to the amortization of deferred financing cost of $37,000 and reduction of interest income as a result of less cash on hand as compared to last year.

Income taxes

During the 39-week period ended September 28, 2013 and September 29, 2012, the Company recorded an income tax provision of $10.3 million in fiscal 2013, as compared to an income tax benefit of $1.8 million in fiscal 2012.

During the 13-week period ended September 28, 2013, the Company recorded an income tax provision of $8,000, as compared to an income tax benefit of $1.7 million in fiscal 2012.

Our new senior management is reviewing our business and policies, including inventory management, and, due to the cumulative losses incurred over the past few years and the uncertainty of executing a turnaround in the current year, we have recorded a full valuation allowance against the remaining net deferred tax assets during the 39-week period ended September 28, 2013. The income tax benefit recorded in fiscal year 2012 was attributable to the operating losses incurred by the Company, as discussed above.

Net income/(loss)

As a result of the factors discussed above, a net loss of $29.7 million and $8.0 million were recorded during the 39- and 13-week periods ended September 28, 2013, respectively. Comparatively, the Company recorded a net loss of $6.6 million and $6.4 million during the 39- and 13-week periods ended September 29, 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements are primarily for funding operations and remodeling of existing stores. We have historically satisfied our cash requirements principally through cash flows from operations. On May 1, 2013, the Company completed a rights offering and other capital raises which raised $13.4 million in gross proceeds or $11.3 million in net proceeds. In addition, on July 25, 2013, the Company entered into a five year credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”) which provides the Company the ability to borrow up to $25 million dollars and the ability to issue letters of credit in amounts of $5 million under the $25 million cap, see Notes To Condensed Consolidated Financial Statements — Note 11, Credit Facility.

At September 28, 2013, we had working capital of $9.1 million, which included cash of approximately $4.4 million and certificates of deposit of $1.8 million. The certificates of deposit of $1.8 million had been placed by the Company as collateral against letters of credit outstanding under our previous credit facility.

The following table sets forth our cash flows for the periods indicated:

	39-Weeks Ended
	September 28, 2013	September 29, 2012
Net cash used in operating activities	$(17,568,000)	$(6,314,000)
Net cash used in investing activities	(861,000)	(5,821,000)
Net cash provided by financing activities	10,432,000	—
Net decrease in cash and equivalents	$(7,997,000)	$(12,135,000)

During the 39-week period ended September 28, 2013, the $17.6 million of cash used in operating activities was primarily due to the net loss of $29.7 million and a decrease in accounts payable of $3.4 million. These decreases in cash were partly offset by deferred income taxes of $10.2 million, depreciation and amortization of $5.1 million and an increase in accrued liabilities of $1.4 million.  The net loss was primarily due to decrease in gross profit of $10.1 million, an income tax provision of $10.3 million and a $3.1 million severance accrual in connection with the separation agreement with the Company’s former Chief Executive Officer and severance for other corporate employees.  The income tax provision reflects a $10.2 million full valuation allowance against deferred tax assets recorded by the Company during the 39-week period ended September 28, 2013. The decrease in gross profit was primarily due to the increase in markdowns of 13% in the 39-week period ended September 28, 2013 over the comparable period in fiscal 2012.

The Company’s inventory turnover rate increased approximately 15.2% during the 39-week period ended September 28, 2013 as compared to the comparable period in fiscal 2012. The Company’s days sell through was approximately 54 days during the 39-week period ended September 28, 2013 as compared to 63 days in the comparable period in fiscal 2012. The Company’s inventory as of September 28, 2013 decreased by approximately $2.2 million as compared to September 29, 2012. The decrease in inventory was primarily due to a higher markdown rate during the 39-week period ended September 28, 2013 as compared to the comparable period in fiscal 2012.  The increase in our inventory turnover rate and the decrease in our days sell through was primarily due to increased promotional activity, which accelerated our cost of goods sold. Although markdowns have exceeded historical levels year to date, our markdown rate has declined in the current 13-week period as compared to the comparable period last year. We anticipate that our markdown rate will continue to decline as the merchandise and inventory strategy being implemented continues to take effect. Nevertheless, we expect markdowns to continue to put pressure on our working capital.

During the 39-week period ended September 28, 2013, cash used by investing activities was $861,000, as compared to cash used by investing activities of $5.8 million during the 39-week period ended September 29, 2012. The net maturities in marketable securities of $3.0 million and the release of $1.3 million in restricted certificates of deposit were mostly offset by the purchases of equipment and leasehold improvements of $5.1 million. The purchase of equipment and leasehold improvements was primarily used for remodeling stores. Projected capital expenditures for fiscal 2013, to remodel existing stores and open one new outlet store are approximately $6.0 to $7.0 million.

During the 39-week period ended September 28, 2013, cash flows from financing activities were primarily due to the net proceeds of $11.4 million from the issuance of common stock in connection with the Company’s rights offering and related issuances which were completed on May 1, 2013. These were offset by payments of $941,000 in deferred financing costs in connection with the Company’s new Credit Agreement for fiscal 2013.  There were no cash flows from financing activities for the 39-week period ending September 29, 2012.

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

•                  store closings; or

•                  underperforming business trends.

The Company evaluates finite long-lived assets in accordance with “Impairment or Disposal of Long-Lived Assets” under Topic 360 “Property, Plant and Equipment” of the FASB ASC. Finite-lived assets are evaluated for recoverability in accordance with Topic 360 of the FASB ASC whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges were recorded during the 39-week periods ended September 28, 2013 and September 29, 2012. The Company recorded an impairment charge of $1.1 million for 26 underperforming stores during the fourth quarter of fiscal 2012.

Self Insurance. The Company is self-insured for losses and liabilities related primarily to employee health and welfare claims up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends were insignificant for the 39- and 13-week periods ended September 28, 2013 and September 29, 2012. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. We maintain stop-loss insurance coverage, which covers us for benefits paid in excess of limits as defined in the plan.

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

The Company recorded breakage income of $170,000 and $212,000 during the 39-week periods ended September 28, 2013 and September 29, 2012, respectively.

Revenue Recognition.  Sales are recognized at the “point of sale,” which occurs when merchandise is sold in an “over-the-counter” transaction or upon receipt by a customer. Sales of merchandise via our website are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. The Company recorded a net increase in sales return reserve of approximately $73,000 and a net decrease of approximately $113,000 for the 39-week periods ended September 28, 2013 and September 29, 2012, respectively. Amounts billed to customers for shipping and handling fees are included in net sales at the time of shipment. Costs incurred at our stores for shipping and handling are included in cost of sales. The Company records revenues net of applicable sales tax.

The Company’s co-branded customer credit card program, which was introduced during fiscal 2007, entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract, which was amended on March 1, 2013 for a period of 7 years. During the 39-week periods ended September 28, 2013 and September 29, 2012, the Company recorded $150,000 and $316,000, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards was $330,000 and $858,000 for the 39-week periods ended September 28, 2013 and September 29, 2012, respectively.

The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program, the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded was $337,000 and $332,000 for the 39-week periods ended September 28, 2013 and September 29, 2012, respectively.

The Company also offers its card holders a program whereby points can be earned on net purchases made with the co-branded credit card. Five reward points are awarded for each dollar spent at Cache and one reward point is awarded for each dollar spent at other businesses.  A cardholder whose credit card account is not delinquent, in default or closed will be automatically eligible to receive a $25 Company gift card upon accrual of 2,500 reward points. Effective March 1, 2013, the issuing bank pays the Company 70% of the Company gift cards issued to the bank.  All other costs associated with the gift card reward program are the responsibility of the bank.

Income Taxes. The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse. At December 29 2012, the Company maintained $10.2 million of net deferred tax assets. During the 39-week period ended September 28, 2013, the Company recorded income tax expense of $10.2 million as a result of a full valuation allowance recorded against its net deferred tax assets.  Federal valuation allowances totaled $22.3 million, $8.3 million and $5.8 million at September 28, 2013, December 29, 2012 and September 29, 2012, respectively.  State valuation allowances totaled $4.2 million, $675,000 and $638,000 at September 28, 2013, December 29, 2012 and September 29, 2012, respectively. The valuation allowances are primarily to reserve for the possible non-utilization of net operating loss carry-forwards which may not be realized in future periods before they expire. At September 28, 2013, the Company had an estimated federal net operating loss carry-forward of approximately $53.5 million available for carry-forward expiring from 2030 through 2033.

At December 29, 2012 and September 29, 2012, the current portion of net deferred tax assets and liabilities of $352,000 and $388,000, respectively, were included in prepaid expenses and other current assets, while the non-current portion of net deferred tax assets and liabilities of $9.9 million and $10.4 million, respectively, were included in other assets on the Company’s accompanying condensed consolidated balance sheets. These amounts are net of the valuation allowance discussed above.

When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of September 28, 2013, December 29, 2012 and September 29, 2012, the Company had no reserve recorded for potential tax contingencies.

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

During the 13-week period ended September 28, 2013, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is exposed to a number of asserted and unasserted potential claims.  Management does not believe that the resolution of any of these matters will result in a material loss.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Cache Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 28, 2013, December 29, 2012 and September 29, 2012, (ii) the Condensed Consolidated Statements of Operations for the Thirty-Nine Weeks Ended September 28, 2013 and September 29, 2012, (iii) the Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended September 28, 2013 and September 29, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended September 28, 2013 and September 29, 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2013
CACHE, INC.

BY:	/s/ Jay Margolis
Jay Margolis
Chairman and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Anthony DiPippa
Anthony DiPippa
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)