Form 10-K
period 2013-12-28
CACHE INC
filed 2014-03-25
CIK 350199

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 28, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

Commission file number 0-10345

CACHE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-1588181 (IRS Employer Identification No.)
256 West 38th Street, New York, New York (Address of principal executive offices)	10018 (Zip Code)

Registrant's telephone number, including area code: (212) 575-3200

          Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, $.01 par value	Nasdaq Global Select Market

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $58 million as of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of $4.45 of the registrant's Common Stock as reported on the Nasdaq Global Select Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

          As of March 24, 2014, 21,617,447 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant's 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant's fiscal year ended December 28, 2013.

CACHE, INC.
FORM 10-K ANNUAL REPORT
DECEMBER 28, 2013

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

PART I

ITEM 1.    BUSINESS

Overview; Recent Developments

        Cache, Inc. was incorporated in Florida on April 25, 1975, and re-incorporated in Delaware on August 14, 2013. Our principal place of business is located at 256 West 38th Street, New York, New York 10018 and our telephone number is (212) 575-3200. When this report uses the words "Cache", "the Company", "we", "us", and "our", these words refer to Cache, Inc., and its subsidiaries, unless the context otherwise requires. All references in this report to "fiscal 2013," "fiscal 2012" and "fiscal 2011" mean the fiscal year ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

        Cache is a nationwide, mall-based and online woman's specialty retailer of apparel and accessories. We offer a boutique shopping experience for stylish and fashion-conscious women with a product line consisting of elegant evening wear, event and day dresses, casual sportswear and accessories, primarily sold under the Cache brand- everything to meet the events and lifestyle needs in a woman's life. In 2013, we offered very limited product under other labels and may continue to look for like opportunities where appropriate. The appeal of our merchandise is enhanced by the intimate boutique-like experience we offer our customers. This is achieved through a high level of customer service combined with our smaller store formats (2,000 square feet on average). As of December 28, 2013, we operated 250 stores; primarily situated in central locations in high-traffic, upscale malls, in 41 states, Puerto Rico and the U.S. Virgin Islands.

        On February 5, 2013, the Company entered into an Investment Agreement to provide additional capital (as amended, the "Backstop and Investment Agreement"). The Backstop and Investment Agreement required the Company to commence a rights offering, which was completed on May 1, 2013. Pursuant to the rights offering and the other issuances contemplated by the Backstop and Investment Agreement, the Company issued approximately 8.1 million shares of the Company's common stock and raised approximately $13.4 million of gross proceeds. These proceeds were offset by $2.1 million of costs in connection with the issuance of the rights and the other issuances. The proceeds from these issuances are intended to provide the Company with the financial resources to return to profitability and growth under the leadership of Jay Margolis, who became the Chief Executive Officer ("CEO") and Chairman of the Board of Directors of the Company on February 5, 2013.

        Mr. Margolis is a highly accomplished executive with over 30 years of retail, merchandising and product development experience in the specialty retail industry. In 2013, Mr. Margolis has focused on re-establishing Cache as a premier brand and destination for stylish and fashion conscious women and improving operational efficiencies. The following are some highlights from Mr. Margolis' first year:

  •
  Recruited an experienced leadership team including a new Chief Merchandising Officer, Chief Financial Officer, Chief Marketing Officer, Senior Vice President of Manufacturing and Distribution, Senior Vice President of Design, and Senior Vice President and General Counsel.

  •
  Revamped the merchandise strategy and implemented a new inventory management strategy.

  •
  Refocused the Company's promotional strategies, with less reliance on mark-downs.

  •
  Improved its liquidity position by entering into a new, larger credit facility which provides the Company with additional financial flexibility to implement its business strategy.

  •
  Made the decision to consolidate the distribution and logistics operation by moving from three different third party distribution centers to one. Two of the third party distribution centers have been combined and the third distribution center will be integrated during 2014.

  •
  Repositioned the online business towards a more brand centric web platform reflecting a full product offering, with an emphasis on new collections and full price selling.

Merchandise and Design

        We design and market three general categories of merchandise:

Sportswear:	Sportswear consists of tops, sweaters, jackets and bottoms, versatile enough to go from day to evening.
Dresses:	Dresses range from shorter lengths to long for day, evening and events.
Accessories:	Accessories consist primarily of jewelry, belts, scarves and handbags selected to complement our Sportswear and Dress selections.

        The following table indicates the percentage of net sales by merchandise category at our retail stores for each of the periods indicated below:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Sportswear	48%	53%	57%
Dresses	45	40	35
Accessories	7	7	8

Total	100%	100%	100%

        The percentage of net sales represented by dresses at our stores is typically higher in the first half of the year due to increased traffic during prom season.

        Our merchandise offerings are primarily organized seasonally, with monthly deliveries of new styles. Our Design team works closely with our Merchandising team to determine key trends in developing seasonal themes. Our direct sourcing ability and close relationships with our vendors facilitate a fluid design cycle that enables us to create fashion-forward, exclusive styles and the ability to react quickly to current business trends.

        Our Merchandise Planning team sets the seasonal merchandise plan, which begins the merchandise process. They evaluate historical performance by product category seasonally and determine annual plans incorporating sales, receipts, average retail per unit, and weeks of supply and gross margin targets that align with corporate guidance. Seasonal frameworks by category are developed off the plans and strategized with our Merchants team and our Design team. Once product assortments are determined by our Merchants team, our Allocation team drives the style, store quantities and bulk production is negotiated. Regional/seasonal opportunities are identified within product categories and rolled into each monthly delivery.

        Following receipt at our stores, daily sales information and store level inventory is generated by our point-of-sale system. This data is reviewed by product category weekly to determine actions needed with respect to re-orders, markdowns and transfers.

Manufacturing, Sourcing and Distribution

        The team coordinates the manufacture of our apparel and limited accessories through third party vendors. The team sources fabric and trim through the third party vendors that manufacture our merchandise. Our five largest third party vendors account for 36% of our dollar volume of purchases and our largest accounted for 12% of this volume during fiscal 2013. The terms of our relationships with our vendors are not contractual.

        In 2013, we made the decision to consolidate our distribution and logistics operation by moving from three different third party distribution centers to one. Two of the third party distribution centers have been combined and the third distribution center will be integrated during 2014. Our new third party distribution center is managed by UPS Supply Chain Logistics, in Hebron, Kentucky. By moving to one distribution location, we will have the ability to more effectively manage our inventory by shipping the right product to the right store at the right time.

Retail Stores

        The majority of our store locations range in size from approximately 1,500 to 2,500 square feet, with an average location of approximately 2,000 square feet. Our relatively smaller store size allows us to deliver a more personal shopping experience, in a boutique-like atmosphere, with a higher level of customer service than department stores. Most of our stores are open the hours of their mall or center, typically seven days and six nights a week.

        Our store design creates a contemporary and intimate environment for customers to shop, and showcase our merchandise assortment. We remodeled 11 stores in fiscal 2013, and plan to remodel approximately eight stores and partially remodel approximately 12 stores in fiscal 2014.

        As of December 28, 2013, we operated 250 stores located in 41 states, as well as Puerto Rico and the U.S. Virgin Islands.

        The following table indicates our stores by state as of December 28, 2013:

Alabama	3	Maine	1	Oregon	1
Arizona	5	Maryland	5	Pennsylvania	8
Arkansas	1	Massachusetts	7	Rhode Island	2
California	27	Michigan	6	South Carolina	5
Colorado	3	Minnesota	2	Tennessee	4
Connecticut	3	Mississippi	1	Texas	20
Delaware	1	Missouri	3	Utah	2
Florida	40	Nebraska	1	Virginia	10
Georgia	8	Nevada	7	Washington	3
Hawaii	3	New Hampshire	2	West Virginia	1
Illinois	8	New Jersey	12	Wisconsin	2
Indiana	2	New York	11	Puerto Rico	1
Kansas	2	North Carolina	8	US Virgin Islands	2
Kentucky	3	Ohio	8
Louisiana	4	Oklahoma	2

        The following table indicates the number of stores opened and closed over the five fiscal years ended December 28, 2013:

Fiscal Period	Stores Open at Beginning of Period	Stores Opened During Period	Stores Closed During Period	Stores Open at End of Period	Total Square Footage
FY2009	296	4	14	286	576,000
FY2010	286	4	8	282	571,000
FY2011	282	0	3	279	565,000
FY2012	279	2	21	260	526,000
FY2013	260	2	12	250	506,000

        Substantially all our stores are located in malls. We operate five street locations and two outlet stores. During fiscal 2013, we opened two stores and closed 12 stores. During fiscal 2014, we closed seven stores. We currently anticipate opening at least two new Cache store in fiscal 2014, and plan to remodel approximately eight stores and partially remodel approximately 12 stores in fiscal 2014.

E-Commerce

        In 2013, we moved towards a more brand centric web platform reflecting a full product offering, with an emphasis on new collections and full price selling. We focused our efforts on targeting customers who are brand loyal and interested in trend in fashion. We continued to improve the consumer's online experience with the addition of several new site enhancements and modifications. These included the redesign of our website's homepage, which allowed us to extend our product offerings and classify product into merchandised rooms, making navigation and shopping easier. We also added additional features such as the Cache look book and behind-the-scenes videos of photo shoots, enabling the consumer to become more engaged with our brand and content.

        We continue to focus on driving new traffic to our website and attracting new customers, and plan to introduce a new website platform to enhance the customer experience during fiscal 2014.

        We continued to expand our social media presence beyond Facebook and You Tube by creating branded content on Twitter, Pinterest, and Instagram. This enabled the E-commerce customer to share relevant lifestyle content with people in their social networks and to experience the essence of the

Cache brand. In 2013, we experienced substantial growth in our social presence—our fan base on Facebook grew from 50,000 to 250,000 people.

        Leveraging our third party international shipping vendor, we shipped product to over 35 countries in 2013.

Marketing

        In addition to our e-commerce marketing initiatives, our marketing program primarily consists of direct marketing through email and direct mail. Cache utilizes a database of approximately 1.8 million names of customers that have provided their contact information, in order to send mailings during most months targeting various customer groups, in addition to multiple promotional email notifications. We view testing as an integral element to understanding how to drive revenue efficiently. Our systems allow us to review how customers respond to various offers and from the customers' responses and as a result, adjust future offerings.

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

Employees

        As of December 28, 2013, we had approximately 2,652 employees, of whom approximately 871 were full-time employees and approximately 1,781 were part-time employees. These employees consisted of approximately 2,484 store personnel and approximately 168 non-store personnel including field management. The Company increases the number of seasonal part time employees during the holiday selling season in order to improve store coverage during that time. Consequently, the total numbers of employees are reduced after the holiday selling season and as of February 8, 2014; total employee head count was approximately 2,478. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

         Our success depends on customer acceptance of our merchandise and on purchasing an appropriate level of inventory.

        Although our markdown rate has improved, our markdowns are still above historical levels and has put pressure on our working capital. Our management is working to improve our merchandise offerings and our markdown rate to improve our working capital. The $11.3 million net proceeds we received pursuant to the rights offering that was completed in May 2013 and related transactions has enhanced our working capital. The Company also entered into a $25 million Credit Facility with Wells Fargo Bank, National Association to enhance our cash borrowings. However, we cannot assure you that the capital raised in the rights offering and related transactions, in addition to the Credit Facility will be sufficient to fully address our working capital needs.

         Our sales fluctuate on a seasonal basis and are sensitive to economic conditions, consumer spending patterns and other events and conditions.

        Our net sales are generally highest each year during our second and fourth fiscal quarters and lowest in our first and third fiscal quarters. Sales during any period cannot be used as an accurate indicator of our annual results. Any significant decrease in sales during fiscal 2014 could further hurt our working capital.

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

         Our Credit Agreement has restrictions that may limit our ability to fund operations, which could adversely affect our business.

        The Company entered into a new credit agreement on July 25, 2013 (the "Credit Agreement") with Wells Fargo Bank, National Association. The credit facility ("Credit Facility") pursuant to the Credit Agreement provides the Company with a line of credit of $25 million for short term borrowings and letters of credit with a sublimit of $5 million. The Credit Agreement has covenants that may restrict the manner in which we operate our business. These covenants, among other things, subject us to limitations on indebtedness, liens, investments, dividends or other capital distributions, purchases or redemptions of stock, sales of assets or subsidiary stock, transactions with affiliates, line of business and accelerated payments of certain obligations, and minimum availability requirement. Should we fail to comply with the covenants and conditions, we may be unable to fund our operations without a significant restructuring of our business.

        The actual amount that is available under our line of credit fluctuates from time to time, due to factors including, but not limited to, eligible inventory and credit card receivables, reserve amounts, outstanding letters of credit, and borrowing under our line of credit. Consequently, it is possible that, should we need to access any additional funds from our line of credit, it may not be available in full. As of December 28, 2013, the Company had outstanding letters of credit of $1.1 million under the Credit Facility and no borrowing.

         Continued material operating losses could adversely impact our liquidity, including our cash, and it may be necessary to seek additional sources of financing, which may not be available to us in amounts or on terms acceptable to us.

        We believe we have sufficient liquidity, including our cash flow from operations and our line of credit that we may continue to draw on from time to time, to fund our operations for at least the next 12 months. However, we have had recurring operating losses and if our future operating performance is below our expectations or our line of credit is not fully available to us, our liquidity could be adversely impacted and it may be necessary to seek additional sources of liquidity. There is no assurance that debt or equity financing will be available in amounts or on terms acceptable to us.

         Our comparable store sales and quarterly results of operations are affected by many factors that we cannot control.

        Our quarterly results of operations for our individual stores have fluctuated significantly in the past and will continue to fluctuate in the future. Since the beginning of fiscal 2011, our quarterly comparable sales at Cache stores have ranged from an increase of 12.4% to a decrease of 5.9%. Our comparable store sales and quarterly results of operations are affected by a variety of factors, most of which we cannot control, including:

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

         We cannot assure that future store openings will be successful and new store openings may impact existing stores.

        We currently anticipate opening at least two new stores in fiscal 2014. In the past, we have closed stores as a result of poor performance, and we cannot assure that any store that we open in fiscal 2014, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2013, we opened two new stores and closed 12 stores. To date, during fiscal 2014, we have closed seven stores. [Any domestic new store opening in fiscal 2014 will be in existing markets. These openings may affect the existing stores' net sales and profitability.] Our failure to predict accurately the demographic or retail environment at any future store location could adversely affect our business, financial condition and results of operations.

        Our ability to effectively obtain real estate to open new stores depends upon the availability of real estate that meets our criteria, including traffic, square footage, co-tenancies, average sales per square foot, lease economics, demographics, and other factors, and our ability to negotiate terms that meet our financial targets. In addition, we must be able to effectively renew our existing store leases. Failure to secure real estate locations adequate to meet annual targets as well as effectively managing the profitability of our existing fleet of stores could adversely affect our business, financial condition and results of operations.

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

        During fiscal 2013, we purchased approximately 36% of our product from five vendors of which one vendor accounted for 12% of our product purchased. The terms of our relationships with our vendors generally are not contractual and do not assure adequate supply or pricing on a long-term basis. If one or more of these vendors ceased to sell to us or significantly altered the terms of our relationship, we may be unable to obtain merchandise in a timely manner, in the desired styles, fabrics or colors, or at the prices and volumes we wish to purchase. This could hurt our ability to respond to changing fashion trends and thus our sales and profitability.

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

        The raw materials used to manufacture our products are subject to availability constraints and price volatility caused by high demand for petroleum based synthetic fabrics, weather, supply conditions, regulations, economic climate and other unpredictable factors. Increases in labor costs, as well as a shortage of labor, especially in China and other areas we source in, may also impact our sourcing costs. In addition, our transportation costs are subject to price volatility caused by the price of oil, regulations, economic climate and other unpredictable factors. Increases in demand for, or the price of, raw materials, distribution services and labor could have a material adverse effect on our business, financial condition and results of operations.

         There are risks associated with e-commerce.

        Our e-commerce operations are subject to numerous risks, including: (i) rapid technological change and the implementation of new systems and platforms; (ii) diversion of sales from our stores; (iii) liability for online content; (iv) violations of state or federal laws, including those relating to online privacy; (v) credit card fraud; (vi) the failure of the computer systems that operate our website and their related support systems, including computer viruses; and our ability to transition to a new website; and (vii) telecommunications failures, electronic break-ins and similar disruptions. Any failure of our systems, policies or procedures to protect against such risks could materially damage our brand and reputation as well as result in significant damage claims, any of which could have a material adverse impact on our business, financial condition and results of operations.

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

Risks Related to our Common Stock

         MFP Partners and Mill Road own a substantial interest in us and have certain representation on our board of directors and its committees, and thus may exert significant influence on our corporate affairs and actions, including those submitted to a stockholder vote.

        MFP Partners and Mill Road own approximately 17.5% and 12.4% of our shares of common stock, respectively. In addition, pursuant to a Voting Agreement entered into by the Company and MFP Partners and Mill Road, two individuals designated by MFP Partners and one individual designated by Mill Road were elected to our board of directors at the 2013 annual meeting of our stockholders. Each committee of our board of directors includes one director designated by MFP Partners and one director designated by Mill Road in accordance with the Voting Agreement, which expired immediately following the 2013 annual meeting of our stockholders. Accordingly, MFP Partners and Mill Road have considerable influence on our corporate affairs and actions, including those submitted to a stockholder vote. The interests of MFP Partners and Mill Road may be different from your interests.

         Our share price has fluctuated significantly and could continue to fluctuate significantly

        During fiscal 2013, the market price of our common stock has ranged from $2.24 to $6.83 per share. The stock market has, from time to time, experienced extreme price and volume fluctuations. The market price for our common stock may change significantly in response to various factors, including:

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

  •
  Sales or repurchases of a substantial number of common shares; and

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

        Our certificate of incorporation and by-laws contain provisions, including those listed below, that could make it more difficult for a third party to acquire control of us, even if that change in control would be beneficial to our stockholders:

  •
  Our Board of Directors has the authority to issue common stock and preferred stock and to determine the price, rights and preferences of any new series of preferred stock without further stockholder approval; and

  •
  There are limitations on who can call special meetings of stockholders.

        In addition, provisions of Delaware law and our stock option plans may also discourage, delay or prevent a change in control of our company or unsolicited acquisition proposals.

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

Fiscal Years
Present - 2016	125
2017 - 2019	75
2020 - 2022	23
2023 - 2028	27

Totals	250

        Our corporate office as of December 28, 2013 was located at 1440 Broadway in New York City. We lease this space of approximately 20,000 square feet through early 2014 at an average rate of approximately $588,000 per year. We also lease a 25,830 square foot facility at 256 West 38th Street in New York City under a lease through 2023 at an average rate of $876,000 per year. This facility houses our merchandising, design, production and sourcing departments. During the early part of 2014, we assumed an additional 17,220 square feet at 256 West 38th Street, where the remaining personnel located at 1440 Broadway will relocate to in early 2014. This lease is through 2023 at an average rate of approximately $614,000 per year.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  Market Price of Our Common Stock

        The principal market on which the Company's common stock is being traded is The NASDAQ Global Select Market. The stock symbol is CACH. The price range of the high and low sales prices for the Company's common stock during 2013 and 2012, by fiscal quarters, are as follows:

	Fiscal 2013		Fiscal 2012
Fiscal period	High	Low	High	Low
First Fiscal Quarter	$5.00	$2.24	$7.88	$5.42
Second Fiscal Quarter	$4.89	$3.13	$7.19	$3.78
Third Fiscal Quarter	$6.76	$4.02	$4.89	$2.80
Fourth Fiscal Quarter	$6.83	$4.66	$3.45	$2.00

        As of March 20, 2014, the closing price of our common stock was $4.13 per share. As of March 20, there were 21,617,447 shares of our common stock outstanding and approximately 250 registered holders of record of our common stock.

  Dividends

        The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors.

  Recent Sales of Unregistered Securities

        All sales of unregistered securities during fiscal 2013 have been previously reported either on a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

  Securities Authorized for Issuance Under Equity Compensation Plans

        The following table summarizes our equity compensation plans as of December 28, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for the future issuance under equity compensation plans (excluding securities reflected in column(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,025,000	$3.61	950,693
Equity compensation plans not approved by security holders	—	—	—

Total	1,025,000	$3.61	950,693

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

        The Company also has issued 425,167 shares of restricted common stock which were outstanding at the end of fiscal 2013 pursuant to the Company's 2013 Stock Incentive and 2008 Stock Option and Performance Incentive Plans. See "Item 6. Selected Financial Data."

ITEM 6.    SELECTED FINANCIAL DATA

        The following Selected Consolidated Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

	52 WEEKS ENDED	52 WEEKS ENDED	52 WEEKS ENDED	53 WEEKS ENDED	52 WEEKS ENDED
	DEC. 28, 2013	DEC. 29, 2012	DEC. 31, 2011	JAN. 1, 2011	JAN. 2, 2010
	(in thousands, except per share and operating data)
STATEMENT OF INCOME DATA:
Net sales	$216,700	$224,210	$223,880	$206,519	$219,775
Cost of sales	143,301	140,299	127,461	127,662	131,990

Gross profit	73,399	83,911	96,419	78,857	87,785

Store operating expenses	73,762	77,687	76,024	75,901	79,167
General and administrative expenses	19,497	17,978	17,310	19,666	18,276
Impairment charges	1,040	1,118	719	10,066	2,744
Employee separation charges	3,198	564	118	321	1,987

Operating income (loss)	(24,098)	(13,436)	2,248	(27,097)	(14,389)

Other income (expense), net(1)	(68)	73	17	26	32

Income (loss) before income taxes	(24,166)	(13,363)	2,265	(27,071)	(14,357)
Income tax provision (benefit)	10,268	(1,285)	184	(4,639)	(5,663)

Net income (loss)	$(34,434)	$(12,078)	$2,081	$(22,432)	$(8,694)

Earnings per share(2):
Basic earnings (loss) per share	$(1.87)	$(0.94)	$0.16	$(1.76)	$(0.68)
Diluted earnings (loss) per share	$(1.87)	$(0.94)	$0.16	$(1.76)	$(0.68)
Weighted average shares outstanding(2):
Basic	18,365	12,887	12,838	12,779	12,795
Diluted	18,365	12,887	12,884	12,779	12,795
Store data:
Total number of stores open At the end of period	250	260	279	282	286
Total average sales per square foot(3)	$381	$364	$367	$340	$353
Sales Data:
Total sales increase (decrease)	(3.3)%	0.1%	8.4%	(6.0)%	(17.3)%
Comparable stores: Cache/Cache Luxe	(0.6)%	2.7%	8.1%	(2.3)%	(18.0)%
Total square footage (in thousands)	506	526	565	571	576
BALANCE SHEET AND OTHER DATA:
Working capital	$5,894	$17,420	$34,368	$28,263	$41,923
Total assets	$51,971	$74,625	$84,645	$85,990	$110,997
Total short and long-term debt	$—	$—	$—	$1,837	$2,833
Stockholders' equity	$16,783	$39,041	$50,797	$48,312	$70,283
Ratio of current assets to current liabilities	1.22:1	1.65:1	2.54:1	2.20:1	2.79:1
Inventory turnover ratio	6.38:1	6.48:1	6.73:1	7.88:1	6.78:1
Capital expenditures	$6,633	$8,970	$2,817	$3,448	$1,976
Depreciation and amortization	$7,047	$7,176	$7,784	$9,421	$11,855
Book value per share	$0.78	$2.91	$3.79	$3.69	$5.45

(1)
Other income (expense) consists of interest income, interest expense and miscellaneous income.

(2)
Options and unvested restricted common shares of 1,450,167, 1,170,009, 1,062,330, and 893,336 and 732,675 were excluded from the computation of diluted earnings per share for fiscal 2013, 2012, 2010 and 2009, respectively, because of the net loss incurred by the Company. Diluted weighted average shares for fiscal 2011 include 4,174 shares due to the potential exercise of stock options that were outstanding and exercisable during the year. Options to purchase 736,675 common shares were excluded from the computation of diluted earnings per share for fiscal 2011 due to the anti-dilutive effect caused by the exercise price exceeding the average market price. Unvested restricted common shares of 456,663 were excluded from the computation of diluted earnings per share for fiscal 2011 due to contingent restricted shares not meeting their performance goals.

(3)
Average sales per square foot are calculated by dividing net sales by the weighted average store square footage available.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Cache is a nationwide, mall-based and online woman's specialty retailer of apparel and accessories. We offer a boutique shopping experience for stylish and fashion-conscious women with a product line consisting of elegant evening wear, event and day dresses, casual sportswear and accessories, primarily sold under the Cache brand- everything to meet the events and lifestyle needs in a woman's life. In 2013, we offered very limited product under other labels and may continue to look for like opportunities where appropriate. The appeal of our merchandise is enhanced by the intimate boutique-like experience we offer our customers. This is achieved through a high level of customer service combined with our smaller store formats (2,000 square feet on average). As of December 28, 2013, we operated 250 stores; primarily situated in central locations in high-traffic, upscale malls, in 41 states, Puerto Rico and the U.S. Virgin Islands.

        During fiscal 2013, we opened two new stores and closed 12 stores. To date, during fiscal 2014, we have closed seven stores. In fiscal 2013, the Company recorded accelerated depreciation of fixed assets of $16,000 and a net gain of $86,000 from the reversal of deferred rent partially offset by lease termination costs, which were negotiated and paid in December 2013 for the stores closed in fiscal 2014. We currently anticipate opening at least two new stores in fiscal 2014. We plan to remodel approximately eight stores and partially remodel approximately 12 stores in fiscal 2014.

        On February 5, 2013, the Company entered into an Investment Agreement to provide additional capital (as amended, the "Backstop and Investment Agreement"). The Backstop and Investment Agreement required the Company to commence a rights offering, which was completed on May 1, 2013. Pursuant to the rights offering and the other issuances contemplated by the Backstop and Investment Agreement, the Company issued approximately 8.1 million shares of the Company's common stock and raised approximately $13.4 million of gross proceeds. These proceeds were partially offset by $2.1 million of costs in connection with the issuance of the rights and the other issuances. The proceeds from these issuances are intended to provide the Company with the financial resources to return to profitability and growth under the leadership of Jay Margolis, who became the Chief Executive Officer ("CEO") and Chairman of the Board of Directors of the Company on February 5, 2013.

        The Company entered into a new credit agreement on July 25, 2013 (the "Credit Agreement") with Wells Fargo Bank, National Association. The credit facility ("Credit Facility") pursuant to the Credit Agreement provides the Company with a line of credit of $25 million for short term borrowings and letters of credit with a sublimit of $5 million. Any borrowings that the Company may incur in the future under the Credit Facility are due and payable on July 25, 2018, at which time the facility thereunder terminates. See Note 7 to the consolidated financial statements contained herein for additional details.

Key Financial and Operating Performance Indicators

        The key indicators of financial condition and operating performance set forth in the following table are some of the indicators we use to evaluate the performance of our business. Some of the items that are included in our revenues and expenses are discussed in the following table:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Total store count, at end of period	250	260	279
Net sales increase (decrease)	(3.3)%	0.1%	8.4%
Comparable store sales increase (decrease)	(0.6)%	2.7%	8.1%
Net sales per square foot	$381	$364	$367
Total square footage (in thousands)	506	526	565

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

        Cost of sales.    Cost of sales includes the cost of merchandise, costs incurred for shipping and handling, payroll, and payroll taxes for our buying, merchandising, design, production and sourcing personnel and store occupancy costs.

        Store operating expenses.    Store operating expenses include payroll for store employees, payroll taxes, health benefits, insurance, credit card processing fees, depreciation, licenses and taxes, marketing and advertising expenses, as well as other store level expenses.

        General and administrative expenses.    General and administrative expenses include district and regional manager payroll, other corporate personnel payroll and employee benefits, payroll taxes, insurance, legal and other professional fees, as well as other corporate level expenses. Corporate level expenses are primarily attributable to our corporate headquarters in New York.

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

        Inventories.    Our retail finished goods inventories are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our financial results. We believe that our RIM provides an inventory valuation which results in a carrying value at the lower of cost or market. Inventories other than finished goods at retail stores, called production inventory, primarily consists of piece goods, trim and work-in-process. The Company values production inventory at the lower of cost or market value using first-in-first-out valuation method. The Company reviews the inventory for factors such as age, obsolescence, potential use, or other factors that may indicate a decline in its value. The Company records a reserve against the cost of the production inventory to account for any decline in its value.

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

  •
  store closings; or

  •
  underperforming business trends.

        The Company evaluates finite-lived assets in accordance with "Impairment or Disposal of Long-Lived Assets" under Topic 360 "Property, Plant and Equipment" of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC"). Finite-lived assets are evaluated for recoverability in accordance with Topic 360 of the FASB ASC whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the estimated fair value of the asset is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. The Company evaluated its finite-lived assets during fiscal 2013, 2012 and 2011 and, as a result, recorded an impairment charge of $1.0 million for 27 underperforming stores, $1.1 million for 26 underperforming stores and $719,000 for 14 underperforming stores, respectively.

        Intangible Assets.    Intangible assets consist of various trade names associated with the Cache name. The Company evaluates its intangible assets in accordance with "Intangibles—Goodwill and Other", Topic 350 of the FASB ASC.

        Self Insurance.    We are self-insured for losses and liabilities related primarily to employee health and welfare claims up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends were not significant for fiscal 2013 and 2012. The Company's earnings were impacted by an increase in employee health and welfare claims of $499,000 for fiscal 2011. We maintain stop loss insurance coverage which covers us for benefits paid in excess of limits as defined in the plan. Therefore we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in earnings.

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

        The Company recorded breakage income of $242,000, $275,000 and $642,000 during fiscal years ended 2013, 2012 and 2011, respectively.

        Revenue Recognition.    Sales are recognized at the "point of sale," which occurs when merchandise is sold in an "over-the-counter" transaction or upon receipt by a customer. Sales of merchandise via our website and the related amounts billed to customers for shipping and handling fees which are included in net sales are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. The Company recorded a net increase in sales return reserve of approximately $175,000 and $34,000 for fiscal 2013 and 2012, respectively. The Company recorded a net decrease in sales return reserve of approximately $96,000 for fiscal 2011. Costs incurred for shipping and handling are included in cost of sales. The Company records revenues net of applicable sales tax.

        The Company's co-branded customer credit card program entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract, which was amended on March 1, 2013 for a period of seven years. During fiscal 2013, 2012 and 2011, the Company received $221,000, $363,000 and $745,000, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards in fiscal 2013, 2012 and 2011 was $388,000, $1.2 million and $904,000, respectively.

        The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. The Company has determined that, since it has not incurred any significant or recurring costs in relation to the co-branded credit card program, the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded was $455,000, $452,000 and $425,000 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

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

        At December 28, 2013, the Company maintained gross deferred tax assets of $28.4 million, of which approximately $18.9 million related to federal tax operating loss carry-forwards and $3.4 million related to state tax net operating loss carry-forwards. A full valuation allowance was recorded during fiscal 2013, bringing the net deferred tax asset amount to zero.

        During the fiscal year ended December 28, 2013, the Company recorded income tax expense of approximately $10.3 million. The primary component of this expense was the increase to the valuation allowance of approximately $19.4 million, with an offset against the tax benefit generated by the current year pre-tax loss incurred in fiscal 2013. The valuation allowances are primarily to reserve for the possible non-utilization of net operating loss carry-forwards, which may not be realized in future periods before they expire.

        At December 29, 2012, the current portion of net deferred tax assets and liabilities of $352,000 was included in prepaid expenses and other current assets, while the non-current portion of net deferred tax assets and liabilities of $9.9 million was included in other assets, on the Company's accompanying consolidated balance sheets.

        When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company's best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of December 28, 2013 and December 29, 2012, the Company had no reserve recorded for tax contingencies.

        Stock-based compensation.    Stock-based compensation expense for all stock-based awards programs, including grants of stock options, is recorded in accordance with "Compensation—Stock Compensation", Topic 718 of the FASB ASC. The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. All employee stock options were granted at or above the grant date market price. Judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. In accordance with the stated guidance, if actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted. The Company recognized $782,000, $322,000 and $381,000 in share-based compensation expense during fiscal 2013, 2012 and 2011, respectively.

Results of Operations

        The following table sets forth our operating results, expressed as a percentage of net sales:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Operating Results
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.1	62.6	56.9

Gross profit	33.9	37.4	43.1
Store operating expenses	34.0	34.6	34.0
Employee separation charges	9.0	8.0	7.8
General and administrative expenses	1.5	0.3	—
Impairment charges	0.5	0.5	0.3

Operating income (loss)	(11.1)	(6.0)	1.0
Other income (net)	0.0	0.0	0.0

Loss before income taxes	(11.1)	(6.0)	1.0
Income tax provision (benefit)	4.7	(0.6)	0.1

Net income (loss)	(15.8)%	(5.4)%	0.9%

52 Weeks Ended December 28, 2013 (Fiscal 2013) Compared to 52 Weeks Ended December 29, 2012 (Fiscal 2012)

        Net sales.    Net sales decreased to $216.7 million in fiscal 2013 from $224.2 million, a decrease of $7.5 million, or 3.3%, below the prior fiscal year. This reflects a decrease in non-comparable store sales of approximately $5.1 million and a decrease in comparable store sales of $1.3 million or 0.6%. The decrease was attributable, in part, due to our merchandise assortment, particularly in sportswear and accessories, not being as well received by our customers as it was in prior periods. Included in comparable store sales are e-commerce sales of $21.5 million in fiscal 2013, as compared to $25.9 million in fiscal 2012, a decrease of $4.4 million or 16.9%. The decrease in e-commerce sales was a result of less promotional activity in fiscal 2013 as compared to fiscal 2012. The Company under new management has aligned its promotional activity between stores and e-commerce and as a result the e-commerce promotional activity has been reduced. Net sales during fiscal 2013 reflected a 2.0% decrease in sales transactions, partially offset by a 1.5% increase in average dollars per transaction.

        Gross profit.    Gross profit decreased to $73.4 million in fiscal 2013 from $83.9 million, a decrease of $10.5 million, or 12.5%, as compared to the prior fiscal year. The decrease in gross profit was primarily due to a decrease in our gross profit percentage and a decrease in our net sales. As a percentage of net sales, gross profit decreased to 33.9% in fiscal 2013 from 37.4%, as compared to the prior fiscal year primarily due to a decrease in our merchandise markup and an increase in buying and occupancy costs as well as the impact of lower sales. Markdowns, which increased approximately 0.6% as a percentage of net sales, in fiscal 2013 over fiscal 2012, were also a contributing factor for the decrease in gross profit. There was no geographic concentration of markdowns in fiscal 2013 or in fiscal 2012.

        Store operating expenses.    Store operating expenses decreased to $73.8 million in fiscal 2013 from $77.7 million, a decrease of $3.9 million, or 5.0%, below the prior fiscal year. The store operating expenses decrease was primarily due to a decrease in marketing expense of $2.7 million, a decrease of $1.4 million in payroll and payroll-related costs and a decrease of $139,000 in depreciation expense, partially offset by an increase in e-commerce expenses of $310,000. The decrease in marketing expenses was primarily due to a decrease in print advertising and lower development and creative costs. The decrease in payroll and payroll-related costs was attributable to fewer stores in operation. The decrease in depreciation expense was primarily due to certain assets being fully depreciated as of December 29, 2012, coupled with the impairment of 26 underperforming stores during the fourth quarter of fiscal 2012. The increase in e-commerce related expenses were primarily due to the outsourcing of our call center services. As a percentage of net sales, store operating expenses decreased to 34.0% in fiscal 2013 from 34.6%, during the prior fiscal year primarily due to the decrease in store operating expenses.

        General and administrative expenses.    General and administrative expenses increased to $19.5 million in fiscal 2013 from $18.0 million, an increase of $1.5 million or 8.4% above the prior fiscal year. As a percentage of net sales, general and administrative expenses increased to 9.0% in fiscal 2013 from 8.0% in fiscal 2012. The increase in general and administrative expenses was primarily due to an increase in payroll and payroll related expenses of $895,000 in connection with the hiring of our new CEO and other corporate employees, as well as an increase in information technology and real estate consulting fees of $358,000.

        Employee separation charges.    Employee separation charges increased to $3.2 million in fiscal 2013 from $564,000, an increase of $2.6 million or 467% above the prior fiscal year. The increase was primarily due the severance accrual of $1.8 million in connection with the separation agreement with the Company's former Chief Executive Officer and Chief Financial Officer, as well as for other corporate employees.

        Impairment charges.    We evaluate the performance of all stores to determine impairment of store assets and stores which incur negative cash flows are then analyzed in greater detail. If the sum of a store's expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the store's assets, an impairment charge is recognized for the excess of the carrying amount over expected future cash flows. Expected future cash flows are determined based on our best estimate of each store's future sales, margin and direct store expenses. We take into consideration historical trends, expected future business trends and other factors when projecting each store's future cash flow. Overall historical and anticipated performance of Cache's products and macro-economic factors are considered in projecting future store results. We believe we have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required. Accelerated depreciation is recorded for assets in stores identified for future closing. The number of stores tested for potential impairment increased to 56 stores in fiscal 2013, as compared to 47 stores in fiscal 2012. The increase in the number of stores tested was primarily due to an increase in the number of underperforming stores. The table below outlines the number of stores tested and related asset values.

	2013		2012
	No. of Stores	Asset values	No. of Stores	Asset values
Considered for impairment	80	$2,922,000	55	$2,620,000
Previously impaired	24	—	8	—

Tested in current year	56	2,922,000	47	2,620,000

Identified as impaired	27	1,099,000	26	1,490,000

Impairment recorded		1,040,000		1,118,000

Remaining assets on stores tested		$1,882,000		$1,502,000

        Other income/expense.    We recorded other expense of $68,000 in fiscal 2013, as compared to other income of $73,000 in fiscal 2012, a decrease of $141,000 above the prior fiscal year. This decrease was primarily due the amortization of deferred financing costs of $91,000 and reduction of interest income, as a result of less cash on hand as compared to last year.

        Income taxes.    We recorded an income tax provision of approximately $10.3 million for fiscal 2013, as compared to an income tax benefit of $1.3 million for fiscal 2012. During fiscal 2012 and 2013, we evaluated our assumptions regarding the recoverability of our deferred tax assets. The primary component of this expense was the increase to the valuation allowance of approximately $19.4 million, with an offset against the tax benefit generated by the current year pre-tax loss incurred in fiscal 2013. The valuation allowances are primarily to reserve for the possible non-utilization of net operating loss carry-forwards, which may not be realized in future periods before they expire. The Company's effective income tax rate decreased to (42.5)% in fiscal 2013, from 9.6% in fiscal 2012, primarily due to the allowances recorded by the Company in fiscal 2013.

        Net loss.    As a result of the factors discussed above, a net loss of $34.4 million was recorded during fiscal 2013, as compared to a net loss of $12.1 million in fiscal 2012, an increase of $22.3 million.

52 Weeks Ended December 29, 2012 (Fiscal 2012) Compared to 52 Weeks Ended December 31, 2011 (Fiscal 2011)

        Net sales.    Net sales increased to $224.2 million in fiscal 2012 from $223.9 million, an increase of $330,000, or 0.1%, above the prior fiscal year. The increase in net sales was primarily due to an increase in comparable store sales of $5.7 million or 2.7%, largely offset by a decrease in non-comparable store sales of $5.4 million. Included in comparable store sales were e-commerce sales of $25.9 million in fiscal 2012, as compared to $12.9 million in fiscal 2011, an increase of $13.0 million or 101.5%. The increase in e-commerce business was primarily due to our new e-commerce platform and e-commerce marketing efforts, as well as an increase in promotional activity. Comparable net sales during fiscal 2012 reflected a 12.6% increase in sales transactions, partially offset by an 8.8% decrease in average dollars per transaction.

        Gross profit.    Gross profit decreased to $83.9 million in fiscal 2012 from $96.4 million, a decrease of $12.5 million, or 13.0%, as compared to the prior fiscal year. As a percentage of net sales, gross profit decreased to 37.4% in fiscal 2012 from 43.1%, as compared to the prior fiscal year. The decrease in gross profit was primarily due to an increase in markdowns and increases in e-commerce related costs. Markdowns, which increased by 39% in fiscal 2012 over fiscal 2011, were the primary factor for the decrease in gross profit. Our merchandise assortment particularly in sportswear and accessories, was not as well received by our customers as in the prior period, which caused us to markdown inventory in order to maintain an appropriate level and valuation. There was no geographic concentration of markdowns in fiscal 2012 or in fiscal 2011. E-commerce related distribution and delivery expenses increased due to the significant increase in e-commerce business and accounted for approximately $2.3 million of the $12.5 million decrease.

        Store operating expenses.    Store operating expenses were $77.7 million in fiscal 2012 compared to $76.0 million, an increase of $1.7 million, or 2.2%, above the prior fiscal year. As a percentage of net sales, store operating expenses increased to 34.6% in fiscal 2012 from 34.0%, during the prior fiscal year. The store operating expense increase of $1.7 million was primarily due to an increase in marketing expense of $2.1 million and an increase in e-commerce related expenses of $1.0 million to support the expansion of our e-commerce business, partially offset by a decrease in payroll-related costs of $909,000 and a decrease in depreciation expense of $606,000. The increase in marketing expense was primarily due to an increase in marketing efforts. The decrease in payroll and payroll-related costs was attributable to fewer stores in operation and better utilization of payroll hours. The decrease in depreciation expense was primarily due to certain assets being fully depreciated, coupled with the impairment of 14 underperforming stores during the fourth quarter of fiscal 2011.

        General and administrative expenses.    General and administrative expenses in fiscal 2012 increased to $18.0 million from $17.3 million, an increase of $668,000 or 3.9% above the prior fiscal year. As a percentage of net sales, general and administrative expenses increased to 8.0% in fiscal 2012 from 7.7% in fiscal 2011. The increase in general and administrative expenses was primarily due to an increase in professional fees of $813,000, partially offset by a decrease in payroll and payroll related expenses of $149,000. Professional fees in fiscal 2011 included an insurance reimbursement of $450,000 for legal fees in connection with a previously disclosed lawsuit that was resolved in April 2011 and a reimbursement of $345,000 in connection with settlement of note payable. These items contributed to lower professional fees in fiscal 2011.

        Employee separation charges.    Employee separation charges increased to $564,000 from $118,000, an increase of $446,000 above the prior fiscal year. The increase was primarily due to an increase in the severance accrual in fiscal 2012 for additional separation agreements for certain corporate employees.

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

	2012		2011
	No. of Stores	Asset values	No. of Stores	Asset values
Considered for impairment	55	$2,620,000	37	$2,245,000
Previously impaired	8	—	11	—

Tested in current year	47	2,620,000	26	2,245,000

Identified as impaired	27	1,490,000	14	1,088,000

Impairment recorded		1,118,000		719,000

Remaining assets on stores tested		$1,502,000		$1,526,000

        Other income/expense.    Other income, net increased to $73,000 in fiscal 2012 from $17,000, an increase of $56,000, or 329.4%, as compared to the previous year. This increase was primarily due to a reduction in interest expense of $70,000 as a result of the settlement of the note payable to the principals of Adrienne Victoria Designs, Inc. in December 2011.

        Income taxes.    We recorded an income tax benefit of approximately $1.3 million for fiscal 2012, as compared to an income tax provision of $184,000 for fiscal 2011. During fiscal 2012, we evaluated our assumptions regarding the recoverability of our deferred tax assets. Based on all available evidence we determined that it was appropriate to increase our valuation allowances by approximately $3.8 million. During fiscal 2011, the Company recorded reversals of a state income tax reserve of $271,000 and the Company's valuation allowances of $562,000, primarily due to the utilization of federal and state net operating losses in fiscal 2011. As a result of the above factors the Company's effective income tax rate increased to 9.6% in fiscal 2012, from 8.1% in fiscal 2011.

        Net income (loss).    As a result of the factors discussed above, a net loss of $12.1 million was recorded during fiscal 2012, as compared to net income of $2.1 million in fiscal 2011, a decrease of $14.2 million.

Quarterly Results and Seasonality

        We experience seasonal and quarterly fluctuations in our net sales and operating income. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, fashion trends and shifts in timing of certain holidays. Our business is subject to seasonal influences with highest sales during our second and fourth fiscal quarters and lowest sales during our first and third fiscal quarters.

        The following table includes our unaudited quarterly results of operations data for each of the eight quarters during the two-year period ended December 28, 2013. We derived this data from our unaudited quarterly consolidated financial statements. We have prepared this information on the same basis as our audited consolidated financial statements and have included all necessary adjustments, consisting only of normal recurring adjustments, to present fairly the selected quarterly information when read in conjunction with our audited annual consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. The operating results for any particular quarter are not necessarily indicative of the operating results for any future period.

	13 Weeks Ended								13 Weeks Ended
	March 30, 2013		June 29, 2013		Sept. 28, 2013		Dec. 28, 2013		March 31, 2012	June 30, 2012	Sept. 29, 2012		Dec. 29, 2012
	(Dollars in thousands)
Operating Results
Net sales	$53,510		$60,122		$47,221		$55,847		$55,995	$61,633	$45,789		$60,793
Gross profit	16,396		20,875		15,812		20,316		22,197	26,383	14,661		20,670
Operating income (loss)	(8,286	)(3)	(3,147	)(3)	(7,957	)(3)	(4,708	)(1)(3)	(2,023)	1,677 (3)	(8,109	)(3)	(4,981	)(1)(3)
Net income (loss)	$(18,505	)(2)	$(3,158)		$(7,997)		$(4,774)		$(1,208)	$1,031	$(6,376	)(2)	$(5,525	)(2)
As a Percentage of Net Sales
Net sales	100.0%		100.0%		100%		100%		100.0%	100.0%	100.0%		100.0%
Gross profit	30.6%		34.7%		33.5%		36.4%		39.6%	42.8%	32.0%		34.0%
Operating income (loss)	(15.5)%		(5.3)%		(16.9)%		(8.4)%		(3.6)%	2.8%	(17.7)%		(8.2)%
Net income (loss)	(34.6)%		(5.3)%		(16.9)%		(8.5)%		(2.2)%	1.7%	(14.0)%		(9.1)%
Selected Operating Data
Number of stores open at end of period	249		250		250		250		268	264	262		260
Comparable store sales increase/(decrease)	(1.5)%		0.5%		6.0%		(5.9)%		9.4%	4.7%	(2.9)%		(0.7)%

(1)
Includes impairment charges of approximately $1.0 million for 27 underperforming stores and $1.1 million for 26 underperforming stores for fiscal 2013 and 2012, respectively.

(2)
During the first quarter of fiscal 2013, and during the third and fourth quarters of fiscal 2012, we recorded a $10.2 million, $1.3 million, and $2.5 million, respectively, of non-cash tax charges related to valuation allowances against net deferred tax assets.

(3)
Includes severance accruals recorded in the first quarter of fiscal 2013 of $1.5 million in connection with separation agreements with the Company's former Chief Executive Officer and other corporate employees. Includes severance accruals recorded in the second quarter of fiscal 2013 of $956,000 in connection with separation agreements with corporate executives. Includes severance accruals recorded in the third quarter of fiscal 2013 of $638,000 in connection with separation agreements with the Company's Chief Financial Officer and other corporate employees. Includes severance accruals recorded in the fourth quarter of fiscal 2013 of $106,000 in connection with separation agreements with corporate employees. Includes severance accruals recorded in fiscal 2012 of $152,000, $227,000 and $61,000 in connection with separation agreements with corporate employees in the second, third and fourth quarters, respectively.

Liquidity and Capital Resources

        Our cash requirements are primarily for funding operations and remodeling of existing stores. We have historically satisfied our cash requirements principally through cash flows from operations. On May 1, 2013, the Company completed a rights offering and other capital raises which raised $13.4 million in gross proceeds or $11.2 million in net proceeds. In addition, on July 25, 2013, the Company entered into a five year credit agreement with Wells Fargo Bank, National Association (the "Credit Agreement") which provides the Company the ability to borrow up to $25 million and the ability to issue letters of credit up to $5 million under the $25 million cap, see Notes To Condensed Consolidated Financial Statements—Note 7, Credit Facility.

        As of December 28, 2013, we had working capital of $5.9 million, which included cash and equivalents of $4.5 million.

        The following table sets forth our cash flows for the period indicated:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net cash provided by (used in) operating activities	$(17,539,000)	$(2,253,000)	$5,771,000
Net cash provided by (used in) investing activities	(620,000)	(7,896,000)	13,669,000
Net cash provided by (used in) financing activities	10,312,000	—	(1,540,000)
Net increase (decrease) in cash and cash equivalents	$(7,847,000)	$(10,149,000)	$17,900,000

        During fiscal 2013, the $17.5 million of cash used in operating activities was primarily due to the net loss of $34.4 million, an increase in inventories of $2.4 million, and a decrease in accounts payable of $1.5 million. These decreases in cash were partially offset by deferred income taxes of $10.2 million, depreciation and amortization of $7.0 million, and an increase in accrued liabilities of $3.5 million. The net loss was primarily due to the decrease in gross profit of $10.5 million, an income tax provision of $10.3 million and a $3.2 million severance accrual in connection with the separation agreement with the Company's former Chief Executive Officer and Chief Financial Officer, as well as severance for other corporate employees. The income tax provision reflects a $10.2 million charge due to a full valuation allowance against deferred tax assets recorded by the Company in fiscal 2013. The decrease in gross profit was primarily due to a lower initial mark up in fiscal 2013, as compared to the prior year.

        The Company's inventory turnover rate decreased approximately 1.5% during fiscal 2013 as compared to fiscal 2012 and the Company's days sell through was approximately 57 days in fiscal 2013 as compared to 56 days in fiscal 2012. The Company's inventory as of December 28, 2013 increased by approximately $2.4 million compared to December, 29, 2012. The increase in inventory was largely due to the timing of receipt of new merchandise at year end which was received at the beginning of January last year. There was no appreciable change in our inventory turnover rate and days sell through in fiscal 2013 as compared to 2012. Nevertheless, we need to improve upon our inventory turnover rate and days sell through which should result in improved margins and cash flow. Over the last few years, we believe our product assortment lacked the fashion flair and quality our customers expect and we have taken steps which we believe will enhance our merchandise offerings. Our markdown rate declined in the second half of fiscal 2013 as compared to the second half of fiscal 2012. We anticipate that our markdown rate will continue to decline. Nevertheless, we expect markdowns to continue to put pressure on our working capital.

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

        During fiscal 2011, $5.8 million in cash provided by operating activities was primarily due to net income of $2.1 million, depreciation and amortization of $7.8 million, a decrease in prepaid expenses and other current assets of $3.5 million and an increase in accounts payable of $1.3 million. The increase in cash provided by operations was partially offset by amortization of deferred rent of $2.4 million and an increase in inventory of $6.3 million. The increase in inventory was primarily due to the Company's plan to increase its inventory levels along with the Company's increased sales results, as well as to supply the Company's new web fulfillment center, which opened in late August 2011, and the timing of merchandise receipts. The decrease in prepaid expenses and other current assets of $3.5 million was principally due to the prepayment of January 2011 rent for the Company's stores in fiscal 2010. The increase in accounts payable was primarily due to the increase in inventory.

        Cash used by investing activities was $620,000 in fiscal 2013, $7.9 million in fiscal 2012 and cash generated of $13.7 million in fiscal 2011. The net maturities in marketable securities of $3.0 million and the release of $3.0 million in restricted certificates of deposit were offset by the purchases of equipment and leasehold improvements of $6.6 million. The purchase of equipment and leasehold improvements was primarily used for the remodeling and opening of stores. Our capital requirements depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. Projected capital expenditures for fiscal 2014 are primarily to remodel existing stores and are expected to be approximately $6 to $7 million. We estimate that the average net investment to remodel an existing store is approximately $300,000 to $400,000, net of landlord contributions.

        During fiscal 2013, cash flows from financing activities were primarily due to the net proceeds of $11.4 million from the issuance of common stock in connection with the Company's rights offering and related issuances which were completed on May 1, 2013. These were offset by payments of $1.1 million in deferred financing costs in connection with the Company's new Credit Agreement for fiscal 2013. There were no cash flows from financing activities for fiscal 2012. Cash used by financing activities during fiscal 2011 was $1.5 million. The usage of cash by financing activities during fiscal 2011 was primarily for the repayment of a note payable of $1.6 million.

        On July 25, 2013, the Company entered into the Credit Agreement. The Credit Facility pursuant to the Credit Agreement provides the Company with a line of credit of $25 million for short term borrowings and letters of credit with a sublimit of $5 million. Short term borrowings are limited to the lower of the line of credit available or the borrowing base available as defined in the Credit Agreement. Any borrowings that the Company may incur in the future under the Credit Facility are due and payable on July 25, 2018, at which time the facility terminates.

        Borrowings under the Credit Facility bear interest, at the Company's option, either at the London interbank offering rate ("LIBOR") Margin or at the Base Rate Margin. LIBOR Margin is equal to LIBOR plus a margin of 1.50% per annum when the average daily availability is equal to or greater than 50% of the borrowing base. When the average daily availability is less than 50% of the borrowing base, the LIBOR Margin is equal to LIBOR, plus a margin of 1.75% per annum. Base Rate Margin is equal to the base rate as defined below, plus a margin of 0.50% per annum when the average daily availability is equal to or greater than 50% of the borrowing base. When the average daily availability is less than 50% the Base Rate Margin is equal to the base rate as defined below, plus a margin of 0.75% per annum. The base rate, as defined in the Credit Agreement, is a fluctuating rate per annum equal to the highest of (a) the U. S. federal funds rate, plus a margin of 0.50% per annum, (b) the adjusted LIBOR rate plus a margin of 1.00% or (c) the Wells Fargo prime rate in effect at that time.

        The obligations of the Company under the Credit Facility are secured by liens on all assets of the Company. The Credit Agreement contains various customary covenants, including, but not limited to, limitations on indebtedness, liens, investments, dividends or other capital distributions, purchases or redemptions of stock, sales of assets or subsidiary stock, transactions with affiliates, line of business and accelerated payments of certain obligations and minimum availability requirement.

        The Credit Agreement contains events of default customary for similar financings. Upon the occurrence of an event of default, the outstanding obligations under the Credit Facility may be accelerated and become due and payable immediately. In addition, if a certain change of control event occurs with respect to any loan party, the lenders have the right to require the Company to repay any outstanding loans under the Credit Facility.

        The Company had outstanding letters of credit of $1.1 million under the Credit Facility and no borrowings as of December 28, 2013. During fiscal 2013, the Company recorded $1.1 million of deferred financing costs in connection with the Credit Agreement, which are included in other assets at December 28, 2013 and is being amortized on a straight line basis through July 2018.

        We believe that cash flow from operations, our current available cash and the new Credit Facility will be sufficient to meet our working capital needs for at least the next 12 months. However, unforeseen cash requirements, changes in vendor terms, negative changes in macroeconomic conditions, industry trends, competition or any of the other factors cited from time to time in our public filings, including the "Risk Factors" disclosure contained herein or therein, could impact our ability to meet our cash requirements.

Contractual Obligations and Commercial Commitments

        The following tables summarize our minimum contractual obligations and commercial commitments as of December 28, 2013:

	Payments Due in Period
	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Contractual Obligations
Employment contract	$1,887	$900	$987	—	—
Purchase obligations	24,107	24,107	—	—	—
Operating leases(1)	113,005	24,625	38,150	21,054	29,176

Total	$138,999	$49,632	$39,137	$21,054	$29,176

	Payments Due in Period
	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Commercial Commitments
Letters of credit(2)	$1,117	$1,117	$—	$—	$—

Total	$1,117	$1,117	$—	$—	$—

(1)
The operating leases included in the table above do not include contingent rent based upon sales volume, which represented less than 1% of net minimum rent expense in fiscal 2013, or other occupancy costs such as promotional funds, common area maintenance and heating, ventilation and air conditioning charges, which represented approximately 47.6% of net minimum rent expense in fiscal 2013.

(2)
We issue letters of credit primarily for the importation of merchandise inventories and as security deposits for our New York office.

Off-Balance Sheet Arrangements

        Other than contractual obligations and commercial commitments set forth in the tables above, we are not a party to any material off-balance sheet financing arrangements.

Recent Accounting Developments

        See the section "Recent Accounting Developments" included in Note 1 in the Notes to the Consolidated Financial Statements for a discussion of recent accounting developments and their impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our market risk relates primarily to changes in interest rates. Interest rate risk involves the short-term investment of excess cash in short-term money market accounts and are included in cash and equivalents our balance sheet. If there are changes in interest rates, those changes would have minimal effect on the investment income we earn on these investments and our cash flows and results of operations. Our exposure to interest rate risk also relates to our line of credit pursuant to the Credit Agreement. The interest payable on our line of credit is based on variable interest rates and therefore affected by changes in market interest rates. An increase to interest rates would not have materially affected our results from operations and cash flows, since we had no outstanding borrowings as of December 28, 2013.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's unaudited selected quarterly financial data is incorporated herein by reference to Note 14 to the Company's consolidated financial statements contained herein. The Company's consolidated financial statements and the report of the independent registered public accounting firm are listed at Item 15 and are included in this Form 10-K on pages F-1 through F-27.

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

        In connection with the preparation of this Annual Report on Form 10-K, as of December 28, 2013, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).

        Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 28, 2013.

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

        Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 28, 2013 using the criteria set forth by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 28, 2013.

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

        (3)   Change in Internal Control Over Financial Reporting—During the fourth fiscal quarter of our year ended December 28, 2013, there were no changes in the Company's internal control over financial reporting that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The following information appearing in the Company's 2014 Proxy Statement is incorporated herein by reference:

  •
  Information appearing under the heading "Election of Directors" including biographical information regarding nominees for election to and members of, the Board of Directors;

  •
  Information appearing under the heading "Executive Officers" with respect to our executive officers;

  •
  Information appearing under the heading "Section 16(a) Beneficial Ownership Reporting Compliance"; and,

  •
  Information appearing under the headings "Election of Directors" and "Corporate Governance" regarding the membership and function of the Audit and Compensation Committee, and the financial expertise of its members.

        The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 28, 2013, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

ITEM 11.    EXECUTIVE COMPENSATION

        Information appearing under the following headings of the Company's 2014 Proxy Statement is incorporated herein by reference: "Election of Directors" and "Executive Compensation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

        Information appearing in the Company's 2014 Proxy Statement, under the headings "Executive Compensation" and "Principal Stockholders and Share Ownership by Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information appearing in the Company's 2014 Proxy Statement, under the headings "Election of Directors," "Corporate Governance" and "Certain Relationships and Related Party Transactions" is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information regarding fees paid to the Company's independent registered public accounting firm and approval of services by our audit committee, appearing in the Company's 2014 Proxy Statement under the heading "Ratification of the Appointment of Mayer Hoffman McCann CPAs as Independent Registered Public Accounting Firm," is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS and FINANCIAL STATEMENT SCHEDULE

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

(i)
The financial statements listed in the "Index To The Consolidated Financial Statements" on page F-1.

(ii)
The financial statement schedule is included on page F-27. Other schedules may be omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(iii)
Exhibits. The exhibit index is included below. A stockholder may obtain a copy of any of the exhibits included in the Annual Report on Form 10-K upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, by written request to Cache, Inc., at 256 West 38th Street, New York, New York 10018, Attention: Chief Financial Officer.

2.1	Agreement and Plan of Merger between Cache, Inc., a Florida corporation and Cache, Inc., a Delaware corporation(Incorporated by reference to the Company's Current Report on Form 8-K filed on August 15, 2013)
3.1	Articles of Incorporation of the Company (Incorporated by reference to the Company's Current Report on Form 8-K filed on August 15, 2013)
3.2	Bylaws of the Company (Incorporated by reference to the Company's Current Report on Form 8-K filed on August 15, 2013)
4.1	Form of Common Stock Certificate (Incorporated by reference to the Company's Current Report on Form 8-K filed on August 15, 2013)
10.1
Lease, dated July 28, 2003, between the Company, as Tenant, and New 1440 Broadway Partners, LLC, as Landlord, for the Company's offices at 1440 Broadway, New York, New York (Incorporated by reference to the Company's Definitive Proxy Statement filed on October 6, 2003)

10.2	2008 Stock Option Plan of the Company (Incorporated by reference to the Company's registration statement on Form S-8, dated July 11, 2008)*
10.3	Employment Agreement, dated October 21, 2009, between Cache, Inc. and Rabia Farhang (Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 19, 2010)*
10.4	Employment Agreement, dated February 24, 2012, between the Company and Thomas E. Reinckens (Incorporated by reference to the Company's Current Report on Form 8-K dated March 1, 2012)*
10.5
Investment Agreement, by and among Mill Road Capital, L.P., MFP Partners, L.P., Jay Margolis and the Company, dated as of February 5, 2013 (including the form of Registration Rights Agreement) (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 8, 2013)
10.6
Voting Agreement by and among Mill Road Capital, L.P., MFP Partners, L.P. and the Company, dated as of February 5, 2013 (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 8, 2013)
10.7	Form of Indemnification Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed on August 15, 2013)
10.8
Voting, Standstill and Indemnification Letter Agreement, by and between the Company and Andrew Saul, dated as of February 5, 2013 (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 8, 2013)
10.9
Separation and General Release Agreement between Cache, Inc. and Thomas E. Reinckens, dated as of February 5, 2013 (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 8, 2013)*
10.10	Employment Agreement between Cache, Inc. and Jay Margolis, dated as of February 5, 2013 (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 8, 2013) *
10.11
Nonqualified Stock Option Agreement between Cache, Inc. and Jay Margolis, dated as of February 5, 2013 (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 8, 2013)*
10.12	Form of Restricted Stock Award Agreement (Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 12, 2013)*
10.13
Amendment No. 1 to Investment Agreement, by and among Mill Road Capital, L.P., MFP Partners, L.P., Jay Margolis and the Company, dated as of March 12, 2013 (Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 12, 2013)
10.14	Cache, Inc. 2013 Stock Incentive Plan (Incorporated by reference to the Company's Current Report on Form 8-K filed on August 15, 2013)*
10.15	Credit Agreement, dated as of July 25, 2013 (Incorporated by reference to the Company's Current Report on Form 8-K filed on July 30, 2013)
10.16
Joinder and Assumption Agreement by and between Cache, Inc. and Wells Fargo Bank, National Association, dated August 14, 2013 (Incorporated by reference to the Company's Current Report on Form 8-K filed on August 15, 2013)
10.17	Form of Restated Restricted Stock Award Agreement** *
21.1	Subsidiaries of the Registrant**

23.1	Consent of Mayer Hoffman McCann CPAs (The New York Practice of Mayer Hoffman McCann P.C.)**
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101
The following materials from Cache Inc.'s Annual Report on Form 10-K for the fiscal year ended December 28, 2013 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012, (ii) the Consolidated Statements of Operations for the Fifty-Two Weeks Ended December 28, 2013, December 29, 2012 and December 31, 2011, (iii) the Consolidated Statements of Stockholders' Equity for the Fifty-Two Weeks Ended December 31, 2011, December 29, 2012, and December 28, 2013 (iv) the Consolidated Statements of Cash Flows for the Fifty-Two Weeks Ended December 28, 2013, December 29, 2012 and December 31, 2011, and (v) the Notes to Condensed Consolidated Financial Statements. **+

*
Management contracts or compensatory plans or arrangements, which are required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

**
Filed herewith.

+
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(b)
Reference is made to Item 15(a)(iii) above.

(c)
Reference is made to Item 15(a)(ii) above.

Signatures

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 25, 2014	CACHE, INC. (Registrant)
	By:	/s/ JAY MARGOLIS Jay Margolis Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JAY MARGOLIS Jay Margolis	Chairman of the Board and Chief Executive Officer	March 25, 2014
/s/ ANTHONY F. DIPIPPA Anthony F. DiPippa	Executive Vice President (Chief Financial Officer and Principal Accounting Officer)	March 25, 2014
/s/ GENE G. GAGE Gene G. Gage	Director	March 25, 2014
/s/ ROBERT C. GRAYSON Robert C. Grayson	Director	March 25, 2014
/s/ CHARLES J. HINKATY Charles J. Hinkaty	Director	March 25, 2014
/s/ MICHAEL F. PRICE Michael F. Price	Director	March 25, 2014
/s/ J. DAVID SCHEINER J. David Scheiner	Director	March 25, 2014

CACHE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 2013,
DECEMBER 29, 2012,
AND
DECEMBER 31, 2011

CACHE, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cache, Inc.
New York, New York

        We have audited the accompanying consolidated balance sheets of Cache, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15 for each of the years in the three-year period ended December 28, 2013. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and on the financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cache, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Mayer Hoffman McCann CPAs

(The New York Practice of Mayer Hoffman McCann P.C.)

New York, New York
March 25, 2014

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 28, 2013	December 29, 2012
ASSETS (Note 7)
CURRENT ASSETS
Cash and equivalents (Note 1)	$4,513,000	$12,360,000
Marketable securities (Note 2)	—	3,013,000
Certificates of deposit—restricted (Note 7)	—	3,000,000
Receivables, net (Note 3)	2,806,000	2,200,000
Income tax receivable (Note 3)	—	184,000
Inventories, net (Note 4)	23,673,000	21,246,000
Prepaid expenses and other current assets (Note 11)	1,272,000	2,224,000

Total Current Assets	32,264,000	44,227,000
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Notes 5 and 8)	18,221,000	20,177,000
INTANGIBLE ASSETS, net	102,000	102,000
OTHER ASSETS (Notes 7 and 11)	1,384,000	10,119,000

Total Assets	$51,971,000	$74,625,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$10,856,000	$12,397,000
Accrued compensation	4,317,000	2,615,000
Accrued liabilities (Note 6)	11,197,000	11,795,000

Total Current Liabilities	26,370,000	26,807,000
OTHER LIABILITIES (Note 9)	8,818,000	8,777,000
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
Common stock, par value $.01; authorized, 40,000,000 shares; issued 25,220,092 and 17,093,788 shares (Note 12)	252,000	171,000
Additional paid-in capital	60,830,000	48,735,000
Retained earnings (accumulated deficit)	(4,504,000)	29,930,000
Treasury stock, 3,682,199 shares, at cost (Note 12)	(39,795,000)	(39,795,000)

Total Stockholders' Equity	16,783,000	39,041,000

Total Liabilities and Stockholders' Equity	$51,971,000	$74,625,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
NET SALES	$216,700,000	$224,210,000	$223,880,000
COST OF SALES, including buying and occupancy	143,301,000	140,299,000	127,461,000

GROSS PROFIT	73,399,000	83,911,000	96,419,000

EXPENSES
Store operating expenses	73,762,000	77,687,000	76,024,000
General and administrative expenses	19,497,000	17,978,000	17,310,000
Employee separation charges	3,198,000	564,000	118,000
Impairment charges (Notes 1 and 8)	1,040,000	1,118,000	719,000

TOTAL EXPENSES	97,497,000	97,347,000	94,171,000

OPERATING INCOME (LOSS)	(24,098,000)	(13,436,000)	2,248,000

OTHER INCOME (EXPENSE)
Amortization of deferred financing cost (Note 7)	(91,000)	—	—
Interest expense	—	—	(70,000)
Interest income	23,000	73,000	87,000

TOTAL OTHER INCOME (EXPENSE)	(68,000)	73,000	17,000

INCOME (LOSS) BEFORE INCOME TAXES	(24,166,000)	(13,363,000)	2,265,000
INCOME TAX PROVISION (BENEFIT) (Note 11)	10,268,000	(1,285,000)	184,000

NET INCOME (LOSS)	$(34,434,000)	$(12,078,000)	$2,081,000

BASIC EARNINGS (LOSS) PER SHARE	$(1.87)	$(0.94)	$0.16

DILUTED EARNINGS (LOSS) PER SHARE	$(1.87)	$(0.94)	$0.16

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	18,365,000	12,887,000	12,838,000

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	18,365,000	12,887,000	12,884,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock (Note 13)
				Retained Earnings/ (Accumulated Deficit)	Treasury Stock
			Additional Paid-In Capital
	Shares	Amount			Shares	Amount	Total
Balance at January 1, 2011	16,766,365	$168,000	$48,012,000	$39,927,000	3,682,199	$(39,795,000)	$48,312,000

Net income	—	—	—	2,081,000	—	—	2,081,000
Issuance of common stock	394,200	4,000	105,000	—	—	—	109,000
Forfeiture of restricted stock	(62,999)	(1,000)	1,000	—	—	—	—
Stock based compensation	—	—	295,000	—	—	—	295,000

Balance at December 31, 2011	17,097,566	171,000	48,413,000	42,008,000	3,682,199	(39,795,000)	50,797,000

Net loss	—	—	—	(12,078,000)	—	—	(12,078,000)
Issuance of common stock	26,000	—	94,000	—	—	—	94,000
Forfeiture of restricted stock	(29,778)	—	—	—	—	—	—
Stock based compensation	—	—	228,000	—	—	—	228,000

Balance at December 29, 2012	17,093,788	171,000	48,735,000	29,930,000	3,682,199	(39,795,000)	39,041,000

Net loss	—	—	—	(34,434,000)	—	—	(34,434,000)
Issuance of common stock	430,000	4,000	184,000	—	—	—	188,000
Issuance of common stock from rights offering, net of issuance costs of $2,118,000	8,132,917	81,000	11,220,000	—	—	—	11,301,000
Forfeiture of restricted stock	(436,613)	(4,000)	4,000	—	—	—	—
Stock based compensation	—	—	687,000	—	—	—	687,000

Balance at December 28, 2013	25,220,092	$252,000	$60,830,000	$(4,504,000)	3,682,199	$(39,795,000)	$16,783,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Cash flows From Operating Activities:
Net income (loss)	$(34,434,000)	$(12,078,000)	$2,081,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,047,000	7,176,000	7,784,000
Impairment charges	1,040,000	1,118,000	719,000
Gain on the settlement of note payable	—	—	(345,000)
Deferred income taxes	10,209,000	(1,364,000)	434,000
Amortization of deferred rent	(1,277,000)	(1,963,000)	(2,405,000)
Amortization of deferred income for co-branded credit card	(388,000)	(1,159,000)	(904,000)
Amortization of deferred financing costs	91,000	—	—
Gift card breakage	(242,000)	(275,000)	(642,000)
Stock-based compensation	782,000	322,000	381,000
Non-cash interest expense on note payable	—	—	71,000
Gain from insurance proceeds	—	—	(41,000)
Proceeds from insurance recovery	—	130,000	80,000
Change in assets and liabilities:
Decrease (increase) in receivables and income tax receivable	(422,000)	972,000	(770,000)
Decrease (increase) in inventories	(2,427,000)	829,000	(6,286,000)
Decrease (increase) in prepaid expenses and other assets	469,000	(529,000)	3,526,000
Decrease (increase) in accounts payable	(1,541,000)	2,832,000	1,292,000
Increase in accrued liabilities, accrued compensation and other liabilities	3,554,000	1,736,000	796,000

Net cash provided by (used in) operating activities	(17,539,000)	(2,253,000)	5,771,000

Cash Flows From Investing Activities:
Purchase of marketable securities	(2,000,000)	(9,047,000)	(6,093,000)
Maturities of marketable securities	5,013,000	10,042,000	23,008,000
Certificates of deposit—restricted	3,000,000	—	(500,000)
Purchase of equipment and leasehold improvements	(6,633,000)	(8,970,000)	(2,817,000)
Proceeds from insurance recovery	—	79,000	71,000

Net cash provided by (used in) investing activities	(620,000)	(7,896,000)	13,669,000

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	13,512,000	—	23,000
Payment of issuance costs	(2,118,000)	—	—
Payments of deferred financing costs	(1,082,000)	—	—
Repayment of note payable	—	—	(1,563,000)

Net cash provided by (used in) financing activities	10,312,000	—	(1,540,000)

Net increase (decrease) in cash and equivalents	(7,847,000)	(10,149,000)	17,900,000
Cash and equivalents, at beginning of period	12,360,000	22,509,000	4,609,000

Cash and equivalents, at end of period	$4,513,000	$12,360,000	$22,509,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        Cache, Inc. (together with its subsidiaries, the "Company") operates 250 women's apparel specialty stores, as of December 28, 2013. The Company specializes in the sale of high fashion women's apparel and accessories in the better to expensive price range.

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

        The most significant estimates made by management include those made in the areas of inventory; impairment of long lived assets; income taxes; valuation allowance on deferred tax assets; self insurance reserves; stock-based compensation, gift card breakage, sales returns and allowances and income tax uncertainties. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

Fiscal Reporting Period

        The Company reports its annual results of operations based on fiscal periods comprised of 52 or 53 weeks, which is in accordance with industry practice. Results for each of fiscal 2013, 2012, and 2011 included 52 weeks.

Reclassifications

        Reclassifications related to Employee Separation Charges have been made to fiscal 2012 and 2011 financial statements to conform to fiscal 2013 presentation.

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

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities

        Marketable securities, at December 29, 2012, primarily consisted of short-term certificates of deposit. The Company classifies its short-term investments as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. Because the Company's held-to-maturity securities mature within one year of the purchase date, the securities are classified as short-term marketable securities. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value. A decline in the market value of any held-to-maturity security below cost, that is deemed to be other than temporary, results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments, as an adjustment to yield using the effective interest method. Interest income is recognized when earned. The fair value of our marketable securities totaled approximately $3.0 million as of December 29, 2012. The Company had no marketable securities as of December 28, 2013.

Allowance for Doubtful Accounts

        The allowance for doubtful accounts, which is regularly reviewed, is an estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is determined based on historical write-off experience and the current retailer environment. Balances over 90 days past due and over a specified amount are reviewed individually for collectability; other balances are considered on an aggregate basis considering the aging of balances. Account balances are written off against the allowance when it is probable the receivable will not be recovered. There is no off-balance sheet credit exposure related to the Company's customers. At December 28, 2013 and December 29, 2012, reserves for doubtful accounts were immaterial.

Inventories

        Our retail finished goods inventories are valued at the lower of cost or market using the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. RIM is an averaging method that is used in the retail industry due to its practicality. Additionally, it is recognized that the use of RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments including, among others, merchandise markon, markups, and markdowns, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We take markdowns due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. We do not anticipate any significant change in our markdown strategy that would cause a significant change in our financial results. We believe that our RIM provides an inventory valuation which results in a carrying value at the lower of cost or market. Inventories other than finished goods at retail stores, called production inventory, primarily consists of piece goods, trim and work-in-process. The Company values production inventory at the lower of cost or market value using first-in-first-out valuation method. The Company reviews the inventory for factors such as age,

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

obsolescence, potential use, or other factors that may indicate a decline in its value. The Company records a reserve against the cost of the production inventory to account for any decline in its value.

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

Self Insurance

        We are self-insured for losses and liabilities related primarily to employee health and welfare claims, up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred, using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends were not significant for fiscal 2013 and 2012. The Company's earnings were impacted by an increase in employee health and welfare claims of $499,000 for fiscal 2011. We maintain stop loss insurance coverage, which covers us for benefits paid in excess of limits as defined in the plan. Therefore we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in earnings.

Gift Cards, Gift Certificates and Credits

        The Company sells gift cards and gift certificates ("Gift Cards") and issues credits to its customers when merchandise is returned ("Merchandise Credits"), which do not expire. The Company recognizes sales from Gift Cards when they are redeemed by the customer and income when the likelihood of the Gift Card and Merchandise Credit being redeemed by the customer is remote ("Gift Card breakage"), since the Company has determined that it does not have a legal obligation to remit the unredeemed value to the relevant jurisdiction as abandoned property. The Company determines Gift Card breakage

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

income based upon historical redemption patterns of its Merchandise Credits and Gift Cards. The Company has determined based on these historical redemption rates that approximately 5% of its Merchandise Credits issued and approximately 3% of its Gift Cards issued will remain unredeemed. The Company is recognizing the estimated unredeemed Merchandise Credits and Gift Cards over a fourteen quarter period with 64% recognized in the first quarter to 0.03% in the fourteenth quarter subsequent to the issue date. The Company has determined that redemption would be remote based on the fact that, by the fourteenth quarter since issue date, the redemption rate approximated 0%, indicating that the probability of such merchandise credits and gift cards being redeemed is remote. As such, we have recorded breakage income based upon the above criteria. Breakage income represents the balance of Gift Cards and Merchandise Credits for which the Company believes the likelihood of redemption by the customer is remote.

        The Company recorded breakage income of $242,000, $275,000 and $642,000 during fiscal years ended 2013, 2012 and 2011, respectively.

Revenue Recognition

        Sales are recognized at the "point of sale," which occurs when merchandise is sold in an "over-the-counter" transaction or upon receipt by a customer. Sales of merchandise via our website and the related amounts billed to customers for shipping and handling fees which are included in net sales are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. The Company recorded a net increase in sales return reserve of approximately $175,000 and $34,000 for fiscal 2013 and 2012, respectively. The Company recorded a net decrease in sales return reserve of approximately $96,000 for fiscal 2011. Costs incurred for shipping and handling are included in cost of sales. The Company records revenues net of applicable sales tax.

        The Company's co-branded customer credit card program entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract, which was amended on March 1, 2013 for a period of seven years. During fiscal 2013, 2012 and 2011, the Company received $221,000, $363,000 and $745,000, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards in fiscal 2013, 2012 and 2011 was $388,000, $1.2 million and $904,000, respectively.

        The Company also receives from the issuing bank and Visa U.S.A Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program, the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A Inc. The amount of sales royalty income recorded in fiscal 2013, 2012 and 2011 was $455,000, $452,000 and $425,000, respectively.

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

        Seasonality.    We experience seasonal and quarterly fluctuations in our net sales and operating income. Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, fashion trends and shifts in timing of certain holidays. Our business is subject to seasonal influences with highest sales during our second and fourth fiscal quarters and lowest sales during our first and third fiscal quarters.

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

Advertising costs

        Costs associated with advertising are charged to store operating expense, when the advertising first takes place. The Company incurred $5.9 million, $8.6 million and $6.6 million for advertising costs in fiscal 2013, 2012 and 2011, respectively.

Pre-Opening Store Expenses

        Expenses associated with the opening of new stores are expensed as incurred.

Cache 401(K) Savings Plan

        Employees are eligible to participate in the Company's 401(k) plan if they have been employed by the Company for one year, have reached age 21 and work at least 1,000 hours annually. Generally, employees can defer up to 25% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The Company can make a discretionary matching contribution for the employee. Employer contributions to the plan for fiscal 2013, 2012 and 2011 were $89,000, $118,000 and $104,000, respectively.

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

Stock-Based Compensation

        Stock-based compensation expense for all stock-based awards program, including grants of stock options, is recorded in accordance with "Compensation—Stock Compensation", Topic 718 of the FASB ASC. The grant date fair value for stock options is calculated using the Black- Scholes option valuation model. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. All employee stock options were granted at or above the grant date market price. Judgment is required in estimating the amount of share- based awards expected to be forfeited prior to vesting. In accordance with the stated guidance, if actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted (See Note 12). The Company recognized $782,000, $322,000 and $381,000 in stock-based compensation expense during fiscal 2013, 2012 and 2011, respectively.

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

Concentration

        The Company has five major suppliers, which accounted for approximately 36% of our purchases during fiscal 2013, and our largest supplier accounted for 12% of our purchases during fiscal 2013. The loss of any of these suppliers could adversely affect the Company's operations.

Recent Accounting Developments

        In July 2013, the FASB issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2013. The Company early adopted this ASU and it did not have a material impact on its consolidated financial statements.

        In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments in ASU 2013-02 are effective prospectively for interim and annual reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company's consolidated financial statements.

        In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of ASU 2012-02 did not have a material impact on the Company's consolidated financial statements.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Statements of Cash Flow Information

        During fiscal 2013, 2012 and 2011, the Company paid $115,000, $209,000 and $337,000 in income taxes, respectively. During 2011, the Company accrued $70,000 and paid $94,000 for interest expense on a note payable which was settled during fiscal 2011. In addition, during fiscal 2013, 2012 and 2011, the Company accrued equipment and leasehold improvements of $262,000, $764,000 and $199,000, respectively.

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

        The fair value of our marketable securities, which consist of certificates of deposits (maturing greater than 90 days and less than one year) were determined based upon Level 1 inputs, totaled $3.0 million, as of December 29, 2012. The Company had no marketable securities as of December 28, 2013. The Company noted small variances between the book value and fair value due to the remaining unamortized premiums. As a result, no impairment has occurred for the fiscal periods presented herein. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investments. Interest income is recognized when earned.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. RECEIVABLES

	December 28, 2013	December 29, 2012
Construction allowances	$430,000	$137,000
Third party credit cards	1,674,000	1,622,000
Other	702,000	441,000

	$2,806,000	$2,200,000

        At December 29, 2012, the Company recorded an income tax receivable of $184,000, which resulted from quarterly federal and state estimated tax payments.

NOTE 4. INVENTORIES

	December 28, 2013	December 29, 2012
Raw materials	$935,000	$1,014,000
Work in process	1,918,000	2,237,000
Finished goods	20,820,000	17,995,000

	$23,673,000	$21,246,000

NOTE 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	December 28, 2013	December 29, 2012
Leasehold improvements	$45,899,000	$47,734,000
Furniture, fixtures, and equipment	40,931,000	39,571,000

	86,830,000	87,305,000
Less: accumulated depreciation and amortization	(68,609,000)	(67,128,000)

	$18,221,000	$20,177,000

        Store operating and general and administrative expenses include depreciation and amortization expense of $7.0 million, $7.2 million and $7.8 million for the fiscal years ended 2013, 2012 and 2011, respectively. The Company recorded an impairment charge during fiscal 2013, 2012 and 2011 on its long lived assets; see Note 8 herein for additional details. The Company closed seven stores in early fiscal 2014 and as a result recorded accelerated depreciation of $16,000 in fiscal 2013.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. ACCRUED LIABILITIES

	December 28, 2013	December 29, 2012
Gift cards, merchandise credit cards and other customer deposits and credits	$4,670,000	$4,118,000
Taxes, including income taxes	2,418,000	2,130,000
Operating expenses	2,395,000	2,502,000
Sales return reserve	660,000	485,000
Group insurance	556,000	581,000
Fixed asset additions	262,000	764,000
Deferred income—co-branded credit card program	236,000	1,215,000

	$11,197,000	$11,795,000

NOTE 7. CREDIT FACILITY

        The Company had a $3.0 million credit facility with the Bank of America, which expired May 31, 2013. The agreement allowed the Company to issue letters of credit up to $3.0 million and was collateralized by a security interest in various certificates of deposit held by the Company. As of December 29, 2012, the Company had $3,000,000 of certificates of deposit collateralized for the outstanding letters of credit with Bank of America. These certificates of deposit were reported as restricted funds. As letters of credit are drawn upon or replaced through our new credit facility described below, the restricted funds were released. There are no longer any outstanding letters of credit under this facility.

        On July 25, 2013, we entered into a new five year credit agreement ("credit agreement") with Wells Fargo Bank, National Association (the "Bank"). The credit facility ("Credit Facility") provides the Company with a line of credit of $25 million for short term borrowings and letters of credit with a sublimit of $5.0 million. Short term borrowings are limited to the lower of the line of credit available or the borrowing base available as defined in the Credit Agreement. Any borrowings that the Company may incur in the future under the Credit Facility are due and payable on July 25, 2018, at which time the facility terminates.

        Borrowings under the Credit Facility bear interest, at the Company's option, either at the London interbank offering rate ("LIBOR") Margin or at the Base Rate Margin. LIBOR Margin is equal to LIBOR plus a margin of 1.50% per annum when the average daily availability is equal to or greater than 50% of the borrowing base. When the average daily availability is less than 50% of the borrowing base, the LIBOR Margin is equal to LIBOR, plus a margin of 1.75% per annum. Base Rate Margin is equal to the base rate as defined below, plus a margin of 0.50% per annum when the average daily availability is equal to or greater than 50% of the borrowing base. When the average daily availability is less than 50% the Base Rate Margin is equal to the base rate as defined below, plus a margin of 0.75% per annum. The base rate, as defined in the Credit Agreement, is a fluctuating rate per annum equal to the highest of (a) the U. S. federal funds rate, plus a margin of 0.50% per annum, (b) the adjusted LIBOR rate plus a margin of 1.00% or (c) the Wells Fargo prime rate in effect at that time.

        The obligations of the Company under the Credit Facility are secured by liens on all assets of the Company. The Credit Agreement contains various customary covenants, including, but not limited to, limitations on indebtedness, liens, investments, dividends or other capital distributions, purchases or

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. CREDIT FACILITY (Continued)

redemptions of stock, sales of assets or subsidiary stock, transactions with affiliates, line of business and accelerated payments of certain obligations and minimum availability requirement.

        The Credit Agreement contains events of default customary for similar financings. Upon the occurrence of an event of default, the outstanding obligations under the Credit Facility may be accelerated and become due and payable immediately. In addition, if a certain change of control event occurs with respect to any loan party, the Lenders have the right to require the Company to repay any outstanding loans under the Credit Facility.

        The Company had outstanding letters of credit of $1.1 million under the Credit Facility and no borrowings as of December 28, 2013.

        During fiscal 2013, the Company recorded $1.1 million of deferred financing costs in connection with the Credit Agreement, which are included in other assets at December 28, 2013 and is being amortized on a straight line basis through July 2018.

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

        Due to the inability of the Company to assess the fair market value of the Company's assets in its retail stores, as these assets are not traded in an active market, the Company estimated its fair value by computing the net present value of future cash flows by discounting those future cash flows using a risk free interest rate from a 10 year treasury note. To analyze stores for impairment, the Company compared the undiscounted future cash flows against the carrying value of the long lived assets, as of December 28, 2013, for each store and as a result, identified 27 stores where the sum of undiscounted future cash flows were less than the corresponding carrying amounts. The Company then compared the net present value of future cash flows for these 27 stores against the carrying amount of the long lived assets and as a result of the excess carrying value over the computed net present value, the Company recorded an impairment charge of approximately $1.0 million for the 27 underperforming stores identified. As a result of this impairment charge, which was recorded during the fourth quarter of fiscal 2013, the Company also adjusted the cost basis of the long lived assets at the affected stores in accordance with the stated guidance mentioned above. Comparatively, the Company recorded an impairment charge of $1.1 million for 26 underperforming stores and $719,000 for 14 underperforming stores in fiscal 2012 and 2011, respectively.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. OTHER LIABILITIES

        The Company's other liabilities are comprised of the following:

	December 28, 2013	December 29, 2012
Deferred rent	$7,525,000	$8,372,000
Deferred income—co-branded credit card program	1,218,000	405,000
Severance	75,000	—

	$8,818,000	$8,777,000

        In fiscal 2013, the Company recognized a net gain of $86,000 from the reversal of deferred rent partially offset by lease termination costs, which were negotiated and paid in December 2013 for stores closed in fiscal 2014. In fiscal 2012, the Company recognized a net gain of $268,000 from the reversal of deferred rent partially offset by lease termination costs, which were substantially negotiated and paid in December 2012 for stores closed in fiscal 2013. These net gains are included in store operating expenses.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Leases

        At December 28, 2013, the Company was obligated under operating leases for the corporate office, as well as another location that houses our design, production and customer service departments and various store locations expiring at various times through 2028. The terms of the leases generally provide for the payment of minimum annual rentals, contingent rentals based on a percentage of sales in excess of a stipulated amount, and a portion of promotional funds, common area maintenance and heating, ventilation and air conditioning charges. Most leases contain leasehold improvement reimbursements from landlords and/or rent holidays. In recognizing landlord incentives and minimum rent expenses, the Company amortizes the charges and incentives on a straight line basis over the lease term. Store rental expense related to these leases, included in cost of sales, consisted of the following:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net minimum rentals	$23,453,000	$22,918,000	$22,951,000
Other occupancy costs including contingent rentals	11,269,000	11,155,000	10,700,000

	$34,722,000	$34,073,000	$33,651,000

        Rent expense for our New York City offices amounted to approximately $1.5 million for 2013 and approximately $1.2 million for fiscal 2012, and $1.0 million for fiscal 2011.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum payments under non-cancelable operating leases consisted of the following at December 28, 2013:

Fiscal year ending:
2014	$24,625,000
2015	21,084,000
2016	17,066,000
2017	11,893,000
2018	9,161,000
Thereafter	29,176,000

Total future minimum lease payments	$113,005,000

        The operating leases included in the table above do not include contingent rent based upon sales volume, which represented less than 1% of net minimum rent expense in fiscal 2013, or other occupancy costs such as promotional funds, common area maintenance and heating, ventilation and air conditioning charges, which represented approximately 47.6% of net minimum rent expense in fiscal 2013.

Other Commitments

        The following tables summarize our other commitments as of December 28, 2013:

	Total	2014	2015	2016
	(in thousands)
Other Obligations
Employment Contract	$1,887	$900	$900	$87
Purchase Obligations	24,107	24,107	—	—
Letters of Credit	1,117	1,117	—	—

Total	$27,111	$26,124	$900	$87

        We issue letters of credit primarily for the importation of merchandise inventories and as security deposits for our corporate office. The Company does not have any off-balance sheet financing arrangements.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. INCOME TAXES

        The provision (benefit) for income taxes includes:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Current:
Federal	$—	$(8,000)	$44,000
State	59,000	87,000	(294,000)

	59,000	79,000	(250,000)

Deferred:
Federal	7,476,000	(843,000)	454,000
State	2,733,000	(521,000)	(20,000)

	10,209,000	(1,364,000)	434,000

Provision (benefit) for income taxes	$10,268,000	$(1,285,000)	$184,000

        The Company's effective tax rate, as a percent of income before income taxes, differs from the statutory federal tax rates as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Federal statutory tax rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal tax benefit	4.3%	4.6%	8.0%
Valuation allowance	(80.3)%	(28.3)%	(24.8)%
Change in unrecognized tax benefits	0.0%	0.0%	(12.0)%
Other net, primarily permanent differences	(0.5)%	(0.7)%	2.9%

Provision for income taxes	(42.5)%	9.6%	8.1%

        The major components of the Company's net deferred tax assets (liabilities) at December 28, 2013 and December 29, 2012 are as follows:

Current	December 28, 2013	December 29, 2012
Group insurance	$217,000	$227,000
Sales return reserve	257,000	189,000
Inventory	614,000	639,000
Prepaid expenses	(406,000)	(514,000)

	682,000	541,000
Valuation allowance	(682,000)	(189,000)

Total Current	$—	$352,000

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. INCOME TAXES (Continued)

Non-Current	December 28, 2013	December 29, 2012
Federal and State tax net operating loss carry-forwards	$22,311,000	$13,556,000
Deferred rent	1,438,000	1,380,000
Deferred construction allowances	(7,884,000)	(7,273,000)
Other (principally depreciation expense)	11,816,000	10,968,000

	27,681,000	18,631,000
Valuation allowance	(27,681,000)	(8,774,000)

Total Non-current	$—	$9,857,000

        During fiscal 2013 and 2012, the Company generated federal net operating losses of approximately $22.7 million and $17.9 million, respectively. During fiscal 2011, the Company generated federal taxable income of $2.2 million. At December 28, 2013, the Company had federal net operating loss ("NOL") carry-forwards of approximately $55.7 million, expiring from 2030 through 2033.

        In assessing the realization of our deferred tax assets, we consider all available evidence to determine whether it is more likely than not that some portion or all of the net deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, during the periods in which those temporary differences become realizable. We consider the scheduled reversal of deferred tax assets (including the impact of available carry-back and carry-forward periods) and projected taxable income in assessing the realization of federal deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. The Company's current or previous losses are given more weight than its projected future performance. Consequently, based on our evaluation of all available evidence, in particular our recent operating losses, the Company increased the federal valuation allowance by $15.7 million and $3.7 million during fiscal 2013 and 2012, respectively. During fiscal 2011, the Company reduced the federal valuation allowance by $0.5 million, primarily due to the utilization of net operating loss carry-forwards. At December 28, 2013, the federal valuation allowance was $23.9 million.

        For state income tax purposes, the Company increased the state valuation allowance by $3.8 million and $138,000 during fiscal 2013 and 2012, respectively. During fiscal 2011, the Company reduced the state valuation allowance by $112,000. At December 28, 2013, the state valuation allowance was $4.5 million. The Company's state NOLs expire from 2013 through 2033.

        At December 29, 2012, the current portion of deferred tax assets and liabilities are included in prepaid expenses and other current assets, while the non-current portion of deferred tax assets and liabilities are included in other assets on the Company's accompanying consolidated balance sheets.

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

knowledge of all relevant information. As of each of December 28, 2013 and December 29, 2012, the Company had no reserve recorded for potential tax contingencies.

        Although the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company's accrued position. Accordingly, the Company's provisions on federal, state and local tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of December 28, 2013, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

        The Company and certain of its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions.

        The Company, with few exceptions, is subject to federal, state and local income tax examinations by taxing authorities for years after 2009.

NOTE 12. STOCK BASED COMPENSATION

        Stock-based compensation expense for all stock-based award programs, including grants of stock options, is recorded in accordance with "Compensation—Stock Compensation", Topic 718 of the FASB ASC. Stock-based compensation expense, which is calculated net of estimated forfeitures, is computed using the grant date fair-value method on a straight-line basis over the requisite service period for all stock awards that vest during the period. The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. All employee stock options were granted at or above the grant date market price. Stock-based compensation expense is reported under general and administrative expenses on the accompanying consolidated statements of operations.

        The Company's 2013 Stock Incentive Plan (the "2013 Plan") provides for the granting of various forms of awards, which has a maximum of 1,065,693 shares of common stock available. The shares available for issuance under the 2013 Plan are comprised of the following: (i) unissued shares of Common Stock previously available for issuance under the Company's 2008 Stock Option and Performance Incentive Plan, which were never granted or issued and are being carried forward into the Company's 2013 Stock Incentive Plan, and (ii) additional shares of Common Stock not previously available for issuance under incentive compensation plans. As of December 28, 2013, there were a total of 950,693 shares available for future grants under the 2013 Stock Incentive Plan. All of the Company's prior stock option plans have expired as to the ability to grant new options.

        The 2013 Plan replaced the Company's 2008 Stock Option and Performance Incentive Plan (the "2008" Plan"). The Company ceased making grants under the 2008 Plan upon Board approval of the 2013 Stock Incentive Plan.

        Awards granted under the plan have a ten-year term and may be incentive stock options, non-qualified stock options or restricted shares. The stock options are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a three or four year period. The granted restricted stock awards generally become exercisable at the maximum rate of approximately 33% per annum, to the extent certain Company performance goals, as approved by the Compensation and Plan Administration Committee are achieved. The price for stock options is payable

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. STOCK BASED COMPENSATION (Continued)

in cash at the time of the exercise or, at the discretion of the Administrators, through the delivery of shares of Common Stock or the Company's withholding of shares otherwise deliverable to the employee, or a combination thereof. We recognize compensation expense ratably over the vesting period, net of estimated forfeitures. Proceeds from the exercise of stock options during fiscal 2013 were approximately $93,000 and the intrinsic value of the stock options exercised was approximately $21,000. There were no stock options exercised during the 52-week period ended December 29, 2012. Restricted stock of 12,553 shares vested during fiscal 2013.

        On February 5, 2013, the Company granted Jay Margolis (its Chief Executive Officer and Chairman of the Board) time-based stock options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $3.34 which had a weighted average grant date fair value of $1.15. These options vest in equal installments on the first, second and third anniversary of the grant date. The grant was awarded as non-qualified stock options that qualify as an inducement grant pursuant to NASDAQ Listing Rules and was not part of the existing plans.

        In accordance with Topic 718 of the FASB ASC, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions below for grants during fiscal 2013:

2013 Grants
Expected dividend rate	$0.00
Expected volatility	50.72%
Risk free interest rate	0.41%
Expected lives (years)	3.0

        No options were granted in fiscal 2012 and 2011.

        The following table summarizes all stock option transactions for the fiscal year ended December 28, 2013:

	Weighted Average Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
Shares under options as of December 30, 2012	665,675	$12.61
Options granted in 2013	1,000,000	$3.34
Options exercised in 2013	(20,000)	$4.79
Options canceled in 2013	(620,675)	$12.79

Shares under options as of December 28, 2013	1,025,000	$3.61	9.0 years	$2,070,000

Exercisable as of December 28, 2013	25,000	$14.34	3.6 years	$—

(1)
The aggregate intrinsic value in the table above is based on the Company's closing stock price as of the last business day of the period ended December 28, 20 13, which was $5.41.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. STOCK BASED COMPENSATION (Continued)

        The following table summarizes the Company's non-vested stock options for the year ended December 28, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested options:
At December 30, 2012	20,000	$1.75
Options granted	1,000,000	1.15
Options vested	(5,000)	1.75
Options cancelled	(15,000)	1.75

At December 28, 2013	1,000,000	$1.15

        The following table summarizes all restricted stock transactions for the year ended December 28, 2013:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested as of December 30, 2012	504,334	$5.47
Granted in 2013	370,000	4.69
Vested in 2013	(12,554)	5.05
Cancelled in 2013	(436,613)	5.15

Non-vested as of December 28, 2013	425,167	$5.13

        During fiscal 2013, the Company granted 370,000 shares of restricted stock awards to employees who hold various positions within the Company. A portion of these restricted stock awards will contingently vest over a three-year period, based on the Company meeting performance goals, and a portion will vest over the requisite service period. The total grant-date fair value of restricted stock during fiscal 2013, 2012, and 2011 was $4.69, $6.70, and $5.38, respectively. During fiscal 2013, the Company had a non-cash transaction from the issuance of 40,000 shares of the Company's common stock to its board members. As a result of this issuance, approximately $95,000 was recorded under share-based compensation based on the closing price on the date of grant. Topic 718 "—Compensation—Stock Compensation", of the FASB ASC, requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised ("excess tax benefits") be classified as financing cash flows. No excess tax benefits were recorded during fiscal 2013, 2012 and 2011.

        During fiscal 2013, 2012 and 2011, stock based compensation related to all stock based award programs was $782,000, $322,000 and $381,000, respectively.

        As of December 28, 2013 there was approximately $1.4 million of future compensation cost related to nonvested share-based compensation awards granted under the 2013 and 2008 Plans. Approximately $739,000 of the future compensation costs relate to the Company meeting certain performance goals

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. STOCK BASED COMPENSATION (Continued)

and $622,000 is based on reaching the requisite service period. These costs are expected to be recognized over a weighted average period of 2.3 years.

NOTE 13. EARNINGS PER SHARE

        The following table sets forth the computations of basic and diluted earnings per share:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net income (loss)	$(34,434,000)	$(12,078,000)	$2,081,000
Net income (loss) per share—basic	$(1.87)	$(0.94)	$0.16
Net income(loss) per share—diluted	$(1.87)	$(0.94)	$0.16
Weighted average common shares outstanding	18,365,000	12,887,000	12,838,000
Dilutive effect of stock options and restrictive stock awards	—	—	46,000
Weighted average common and potentially dilutive common shares	18,365,000	12,887,000	12,884,000

        Options and unvested restricted common shares of 1,450,167, 1,170,009, and 1,062,330 were excluded from the computation of diluted earnings per share for fiscal 2013 and 2012, respectively, because of the net loss incurred by the Company. Diluted weighted average shares for fiscal 2011 include 4,174 shares due to the potential exercise of stock options that were outstanding and exercisable during the year. Options to purchase 736,675 common shares were excluded from the computation of diluted earnings per share for fiscal 2011 due to the anti-dilutive effect caused by the exercise price exceeding the average market price. Unvested restricted common shares of 456,663 were excluded from the computation of diluted earnings per share for fiscal 2011 due to contingent restricted shares not meeting their performance goals.

CACHE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	(In thousands, except per share data)
52 weeks ended December 28, 2013
Net sales	$53,510		$60,122		$47,221		$55,847
Gross profit	16,396		20,875		15,812		20,316
Loss before income tax provision	(8,278	)(3)	(3,138	)(3)	(7,989	)(3)	(4,761	)(1)(3)
Income tax provision	10,227	(2)	20		8		13

Net loss	$(18,505)		$(3,158)		$(7,997)		$(4,774)

Basic and diluted loss per share:
Basic loss per share:	$(1.43)		$(0.17)		$(0.38)		$(0.23)

Diluted loss per share:	$(1.43)		$(0.17)		$(0.38)		$(0.23)

52 weeks ended December 29, 2012
Net sales	$55,995		$61,633		$45,789		$60,793
Gross profit	22,197		26,383		14,661		20,670
Income (loss) before income tax provision (benefit)	(2,005)		1,701	(3)	(8,089	)(3)	(4,970	)(1)(3)
Income tax provision (benefit)	(797)		670		(1,713	)(2)	555	(2)

Net income (loss)	$(1,208)		$1,031		$(6,376)		$(5,525)

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share:	$(0.09)		$0.08		$(0.49)		$(0.43)

Diluted earnings (loss) per share:	$(0.09)		$0.08		$(0.49)		$(0.43)

(1)
Includes impairment charges of approximately $1.0 million for 27 underperforming stores for fiscal 2013 and $1.1 million for 26 underperforming stores for fiscal 2012, respectively.

(2)
During the first quarter of fiscal 2013, and during the third and fourth quarters of fiscal 2012, we recorded a $10.2 million, $1.3 million, and $2.5 million, respectively, of non-cash tax charges related to valuation allowances against net deferred tax assets.

(3)
Includes severance accruals recorded in the first quarter of fiscal 2013 of $1.5 million in connection with separation agreements with the Company's former Chief Executive Officer and other corporate employees. Includes severance accruals recorded in the second quarter of fiscal 2013 of $956,000 in connection with separation agreements with corporate executives. Includes severance accruals recorded in the third quarter of fiscal 2013 of $638,000 in connection with separation agreements with the Company's Chief Financial Officer and other corporate employees. Includes severance accruals recorded in the fourth quarter of fiscal 2013 of $106,000 in connection with separation agreements with corporate employees. Includes severance accruals recorded in fiscal 2012 of $152,000, $227,000 and $61,000 in connection with separation agreements with corporate employees in the second, third, and fourth quarters, respectively.

SCHEDULE II
Cache, Inc. and Subsidiaries
Valuation and Qualifying Accounts

		Additions
Sales Return Reserve	Balance at Beg. of Period	Charge to Costs and Expenses		Other Accounts	Deductions		Balance at End of Period
52 Weeks Ended December 28, 2013	$485,000	$175,000	(1)	$—			$660,000
52 Weeks Ended December 29, 2012	$451,000	$34,000	(1)	$—	$—		$485,000
52 Weeks Ended December 31, 2011	$547,000	$—		$—	$96,000	(1)	$451,000

		Additions
Deferred Tax Valuation Allowance	Balance at Beg. of Period	Charge to Costs and Expenses	Other Accounts	Deductions	Balance at End of Period
52 Weeks ended December 28, 2013	$8,963,000	$19,400,000	$—	$—	$28,363,000
52 Weeks ended December 29, 2012	$5,172,000	$3,791,000	$—	$—	$8,963,000
52 Weeks ended December 31, 2011	$5,734,000	$—	$—	$562,000	$5,172,000

(1)
Represents net change of reserves recorded and utilized during the year.