Form 10-Q
period 2014-03-29
CACHE INC
filed 2014-05-12
CIK 350199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-10345

CACHE, INC.

(Exact name of registrant as specified in its Charter)

Delaware	59-1588181
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

256 West 38th Street, New York, New York	10018
(Address of principal executive offices)	(zip code)

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

As of May 8, 2014, 21,901,447 common shares were outstanding.

CACHE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

		As adjusted	As adjusted
	March 29, 2014	December 28, 2013	March 30, 2013
	(Unaudited)	(Audited)	(Unaudited)
		(See Note 1)	(See Note 1)
ASSETS
Current assets:
Cash and equivalents	$806,000	$4,513,000	$1,662,000
Certificates of deposit — restricted	—	—	3,000,000
Receivables, net	2,309,000	2,806,000	3,070,000
Inventories, net	26,815,000	24,941,000	26,712,000
Prepaid expenses and other current assets	1,920,000	1,272,000	2,131,000
Total current assets	31,850,000	33,532,000	36,575,000

Equipment and leasehold improvements, net	19,123,000	18,221,000	19,810,000
Intangible assets, net	102,000	102,000	102,000
Other assets	1,330,000	1,384,000	641,000

Total assets	$52,405,000	$53,239,000	$57,128,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank overdraft	$772,000	$—	$—
Notes payable - bank	11,600,000	—	—
Accounts payable	10,279,000	10,856,000	14,524,000
Accrued compensation	2,480,000	4,317,000	2,109,000
Accrued liabilities	11,290,000	11,197,000	10,100,000
Total current liabilities	36,421,000	26,370,000	26,733,000

Other liabilities	8,343,000	8,818,000	9,869,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock, par value $.01; authorized, 40,000,000 shares; issued 25,310,646, 25,220,092 and 17,062,565	253,000	252,000	171,000
Additional paid-in capital	61,226,000	60,830,000	48,907,000
Retained earnings (accumulated deficit)	(14,043,000)	(3,236,000)	11,243,000
Treasury stock 3,682,199 shares, at cost	(39,795,000)	(39,795,000)	(39,795,000)
Total stockholders’ equity	7,641,000	18,051,000	20,526,000

Total liabilities and stockholders’ equity	$52,405,000	$53,239,000	$57,128,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

		As adjusted
	March 29, 2014	March 30, 2013
		(See Note 1)

Net sales	$47,404,000	$53,510,000

Cost of sales, including buying and occupancy	34,472,000	36,559,000

Gross profit	12,932,000	16,951,000

Expenses:
Store operating expenses	18,071,000	18,503,000
General and administrative expenses	5,389,000	4,681,000
Employee separation charges	134,000	1,498,000
Total expenses	23,594,000	24,682,000

Operating loss	(10,662,000)	(7,731,000)

Other income (expense):
Amortization of deferred financing cost	(54,000)	—
Interest income	1,000	8,000
Interest expense	(42,000)	—
Total other income (expense)	(95,000)	8,000

Loss before income taxes	(10,757,000)	(7,723,000)

Income tax provision	50,000	10,104,000

Net loss	$(10,807,000)	$(17,827,000)

Basic loss per share	$(0.51)	(1.33)

Diluted loss per share	$(0.51)	$(1.33)

Basic weighted average shares outstanding	21,130,000	13,405,000

Diluted weighted average shares outstanding	21,130,000	13,405,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

		As adjusted
	March 29, 2014	March 30, 2013
		(See Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(10,807,000)	$(17,827,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,680,000	1,632,000
Stock-based compensation	310,000	137,000
Deferred income taxes	—	10,078,000
Gift card breakage	(59,000)	(62,000)
Amortization of deferred income for co-branded credit card	(60,000)	(222,000)
Amortization of deferred rent	(222,000)	(328,000)
Amortization of deferred financing costs	54,000	—
Change in assets and liabilities:
Decrease (increase) in receivables and income tax receivable	497,000	(686,000)
Increase in inventories	(1,874,000)	(6,203,000)
Increase in prepaid expenses and other assets	(561,000)	(596,000)
Decrease (increase) in accounts payable	(577,000)	2,127,000
Decrease in accrued liabilities, accrued compensation and other liabilities	(2,425,000)	(33,000)

Net cash used in operating activities	(14,044,000)	(11,983,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities	—	(500,000)
Maturities of marketable securities	—	3,513,000
Purchase of equipment and leasehold improvements	(2,035,000)	(1,728,000)

Net cash provided by (used in) investing activities	(2,035,000)	1,285,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank Overdraft	772,000	—
Proceeds from notes payable - bank	11,600,000	—
Cash provided by financing activities	12,372,000	—

Net decrease in cash and equivalents	(3,707,000)	(10,698,000)
Cash and equivalents, at beginning of period	4,513,000	12,360,000
Cash and equivalents, at end of period	$806,000	$1,662,000

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$6,000

Supplemental disclosure of non-cash investing and financing activities:
Accrued fixed asset additions	$809,000	$300,000
Prepaid stock-based compensation	$86,000	$35,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” or “our” mean Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. Under the trade name “Cache”, we operated 242 women’s apparel specialty stores, as of March 29, 2014.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 28, 2013, which are included in the Company’s Annual Report on Form 10-K with respect to such period filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The December 28, 2013 condensed consolidated balance sheet amounts are derived from the Company’s audited consolidated financial statements as adjusted (see below).

The Company’s fiscal year (“fiscal year” or “fiscal”) refers to the applicable 52- or 53-week period. The year ended December 28, 2013 (“fiscal 2013”) was a 52-week year and the year ending January 3, 2015 (“fiscal 2014”) is a 53-week year.

Change in Accounting Principle

Effective December 29, 2013, the Company elected to change its method of accounting for its retail finished goods inventory from the retail inventory method (“RIM”) to the lower of cost or market, with cost being determined on the first-in, first-out method. The RIM method does not track the valuation of inventory and the cost of goods sold at the individual item level, but instead calculates the valuation of inventory and cost of goods sold by applying a calculated cost to retail relationship to the value of retail inventories and cost of goods sold. The Company believes the method of tracking cost at the individual item level is a preferable method as it matches the actual merchandise costs with the respective revenues and is the method most widely used in the retail industry.  The cumulative effect of this accounting change as of December 30, 2012 was decreases of $737,000 in inventories, $123,000 in deferred tax assets and $860,000 in retained earnings.  The effect of this accounting change on the Company’s financial statements as of December 28, 2013 and March 30, 2013 and for the 13-week period ended March 30, 2013 are presented below.

	As reported		As adjusted	As reported		As adjusted
	December 28,		December 28,	March 30,		March 30,
	2013	Adjustments	2013	2013	Adjustments	2013
Condensed Consolidated Balance Sheets
Inventories, net	$23,673,000	$1,268,000	$24,941,000	$26,894,000	$(182,000)	$26,712,000
Retained earnings (accumulated deficit)	(4,504,000)	1,268,000	(3,236,000)	11,425,000	(182,000)	11,243,000

	As reported		As adjusted
	March 30,		March 30,
	2013	Adjustments	2013
Condensed Consolidated Statement of Operations
Cost of sales, including buying and occupancy	$37,114,000	$(555,000)	$36,559,000
Loss before income taxes	(8,278,000)	555,000	(7,723,000)
Income tax provision	10,227,000	(123,000)	10,104,000
Net loss	(18,505,000)	678,000	(17,827,000)
Basic loss per share	(1.38)		(1.33)
Diluted loss per share	(1.38)		(1.33)

	As reported		As adjusted
	March 30,		March 30,
	2013	Adjustments	2013
Condensed Consolidated Statement of Cash Flows
Net loss	$(18,505,000)	$678,000	$(17,827,000)
Deferred income taxes	10,201,000)	(123,000)	10,078,000)
Inventories	(5,648,000)	(555,000)	(6,203,000)

2.              STOCK-BASED COMPENSATION

Stock-based compensation expense for all stock-based awards programs, including grants of stock options, is recorded in accordance with “Compensation-Stock Compensation”, Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). During the 13-week periods ended March 29, 2014 and March 30, 2013, the Company recognized approximately $310,000 and $137,000, respectively, in stock-based compensation expense.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model.

On February 5, 2013, the Company granted Jay Margolis (its Chief Executive Officer and Chairman of the Board) time-based stock options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $3.34 which had a weighted average grant date fair value of $1.15.  These options vest in equal installments on the first, second and third anniversary of the grant date. No excess tax benefits were recognized from the exercise of stock options during the first fiscal quarters of 2014 and 2013.

The following assumptions were used during the 13-week period ended March 30, 2013:

Expected dividend rate	$0.00
Expected volatility	50.72%
Risk free interest rate	0.41%
Expected lives (years)	3.00

During the first quarter of fiscal 2014, 24,000 shares of the Company’s common stock were issued for services to its board members. The total fair value of the issued common stock was approximately $115,000, of which approximately $29,000 was included in stock-based compensation expense for the 13-week period ended March 29, 2014. The remaining cost is expected to be recognized over the remainder of fiscal 2014.  Comparatively, during the first quarter of fiscal 2013, 40,000 shares of the Company’s common stock were issued for services to its board members. The total fair value of the issued common stock was approximately $94,000, of which approximately $59,000 was included in stock-based compensation expense for the 13-week period ended March 30, 2013.

During the 13-week period ended March 29, 2014, the Company granted restricted stock awards representing 71,000 shares of the Company’s common stock, which had a weighted-average grant date fair value of $5.48 per share. A portion of these restricted stock awards will contingently vest over a three-year period, based on the Company meeting performance goals, and a portion will vest over the requisite service period.  Comparatively, during the 13- week period ended March 30, 2013, the Company did not grant any stock awards.

3.             BASIC AND DILUTED EARNINGS PER SHARE

Basic loss per share has been computed based upon the weighted average of common shares outstanding. Diluted loss per share also includes the dilutive effect of potential common shares (dilutive stock options and unvested restricted stock awards) outstanding during the period. Loss per common share has been computed as follows:

	13 Weeks Ended
		As adjusted
	March 29, 2014	March 30, 2013
		See Note 1
Net loss	$(10,807,000)	$(17,827,000)
Basic weighted number of average shares outstanding	21,130,000	13,405,000
Incremental shares from assumed issuances of stock options and restricted stock awards	—	—
Diluted weighted average number of shares outstanding	21,130,000	13,405,000

Net loss per share - Basic	$(0.51)	$(1.33)
- Diluted	$(0.51)	$(1.33)

Options and unvested restricted common shares totaling 1,513,167 and 1,295,675 shares were excluded from the computation of diluted loss per share for the 13-week periods ended March 29, 2014 and March 30, 2013, respectively, due to the net loss incurred by the Company.

4.              RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). ASU 2014-08 changes the criteria for reporting discontinued operations for all public and nonpublic entities. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. For public companies, the amendments are effective prospectively for interim and annual reporting periods beginning after December 15, 2014. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

5.              FAIR VALUE MEASUREMENT

The carrying amounts of certificates of deposit, accounts receivable, and notes payable—bank approximate their estimated fair values due to their short-term nature or the variable interest rate.

6.              RECEIVABLES

	March 29,	December 28,	March 30,
	2014	2013	2013
Construction allowances	$105,000	$430,000	$73,000
Third party credit cards	1,752,000	1,674,000	2,553,000
Other	452,000	702,000	444,000
	$2,309,000	$2,806,000	$3,070,000

7.              INVENTORIES

		As adjusted	As adjusted
	March 29,	December 28,	March 30,
	2014	2013	2013
		(See Note 1)	(See Note 1)
Raw materials	$926,000	$935,000	$1,343,000
Work in process	1,957,000	1,918,000	2,513,000
Finished goods	23,932,000	22,088,000	22,856,000
	$26,815,000	$24,941,000	$26,712,000

As discussed in Note 1 the Company changed its accounting for finished goods inventory to the lower of cost or market, with cost being determined on the first-in, first-out method. Inventories other than finished goods at retail stores, called production inventory, primarily consists of piece goods, trim and work-in-process. The Company has historically and continues to value its production inventory at the lower of cost or market value using first-in-first-out method. Market value is determined for our finished goods inventory and production inventory based on an estimate of the net realizable value. The Company determines net realizable value based on an analysis of historical results, age, obsolescence, potential use, market conditions, and estimates regarding future selling prices. Based on this analysis, the Company records an adjustment for any decline in its value. If the actual results or conditions are different than those projected by management, future period gross margin rates may be unfavorably or favorably affected.

8.              EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	March 29,	December 28,	March 30,
	2014	2013	2013

Leasehold improvements	$45,874,000	$45,899,000	$47,205,000
Furniture, fixtures and equipment	41,583,000	40,931,000	40,093,000
	87,457,000	86,830,000	87,298,000
Less: accumulated depreciation and amortization	(68,334,000)	(68,609,000)	(67,488,000)
	$19,123,000	$18,221,000	$19,810,000

9.              ACCRUED LIABILITIES

	March 29,	December 28,	March 30,
	2014	2013	2013
Gift cards, merchandise credit cards and other customer deposits and credits	$4,593,000	$4,670,000	$4,115,000
Taxes, including income taxes	1,959,000	2,418,000	1,875,000
Operating expenses	2,426,000	2,395,000	2,232,000
Fixed asset additions	809,000	262,000	300,000
Sales return reserve	729,000	660,000	766,000
Group insurance	530,000	556,000	604,000
Deferred income — co-branded credit card program	244,000	236,000	208,000
	$11,290,000	$11,197,000	$10,100,000

10.       OTHER LIABILITIES

	March 29, 2014	December 28, 2013	March 30, 2013
Deferred rent	$7,143,000	$7,525,000	$8,043,000
Deferred income — co-branded credit card program	1,200,000	1,218,000	1,228,000
Severance	—	75,000	598,000
	$8,343,000	$8,818,000	$9,869,000

11.       CREDIT FACILITY

The Company had a $3.0 million credit facility with Bank of America, which expired May 31, 2013. The agreement allowed the Company to issue letters of credit up to $3.0 million and was collateralized by a security interest in various certificates of deposit held by the Company.  These certificates of deposit collateralized against this line of credit are reported as restricted funds.

On July 25, 2013, the Company entered into a new five year credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (the “Bank”). The credit facility (“Credit Facility”) provides the Company with a line of credit of $25.0 million for short term borrowings and letters of credit with a sublimit of $5.0 million. Short term borrowings are limited to the lower of the line of credit available or the borrowing base available as defined in the Credit Agreement.  Borrowings under the Credit Facility are due and payable on July 25, 2018, at which time the facility terminates.

Borrowings under the Credit Facility bear interest, at the Company’s option, either at the London interbank offering rate (“LIBOR”) Margin or at the Base Rate Margin. LIBOR Margin is equal to LIBOR plus a margin of 1.50% per annum when the average daily availability is equal to or greater than 50% of the borrowing base. When the average daily availability is less than 50% of the borrowing base, the LIBOR Margin is equal to LIBOR, plus a margin of 1.75% per annum. Base Rate Margin is equal to the base rate as defined below, plus a margin of 0.50% per annum when the average daily availability is equal to or greater than 50% of the borrowing base.  When the average daily availability is less than 50% the Base Rate Margin is equal to the base rate as defined below, plus a margin of 0.75% per annum.  The base rate, as defined in the Credit Agreement, is a fluctuating rate per annum equal to the highest of (a) the U. S. federal funds rate, plus a margin of 0.50% per annum, (b) the adjusted LIBOR rate plus a margin of 1.00% or (c) the Bank prime rate in effect at that time.  At March 29, 2014 borrowings under our Credit Facility were at an average interest rate of approximately 2.7%.

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

Under the Credit Facility, the Company had outstanding letters of credit of $1.2 million and $11.6 million of borrowings as of March 29, 2014.

12.       INCOME TAXES

The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse.  At December 28, 2013 the Company had federal net operating loss (“NOL”) carryforwards of approximately $55.7 million, expiring from 2030 to 2033 of which the Company recorded a full valuation allowance against the deferred tax assets associated with these NOL carryforwards.  During the 13-week period ended March 29, 2014 the Company recorded no income tax benefit as a result of a full valuation allowance.  During the 13-week period ended March 30, 2013, the Company recorded income tax expense of $10.1 million as a result of a full valuation allowance recorded against its remaining net deferred tax assets.  Federal valuation allowances totaled $27.9 million, $23.9 million and $18.6 million at March 29, 2014, December 28, 2013 and March 30, 2013, respectively.  State valuation allowances totaled $5.0 million, $4.5 million and $3.7 million at March 29, 2014, December 28, 2013 and March 30, 2013, respectively. The valuation allowances represent full valuation allowances for the possible non-utilization of net operating loss carry-forwards which may not be realized in future periods before they expire.

When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of March 29, 2014, December 28, 2013 and March 30, 2013, the Company had no reserve recorded for potential tax contingencies.

13.       COMMITMENTS AND CONTINGENCIES

The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss. The Company had no guarantees, subleases or assigned lease obligations as of March 29, 2014, December 28, 2013 or March 30, 2013.

14.       SUBSEQUENT EVENTS - RIGHTS OFFERING

The Company commenced a rights offering with the existing holders of its common stock on May 9, 2014.  Upon completion of the rights offering, assuming the rights offering is fully subscribed, the Company expects to receive aggregate proceeds of approximately $15.0 million before expenses, subject to the reduction or cancellation by the Company in its sole discretion.

The rights offering will be made through the Company’s distribution to its existing stockholders of non-transferable subscription rights to purchase their pro rata portion of newly issued shares of the Company’s common stock at a subscription price of $2.00 per share.  The record date for the distribution of the rights is May 8, 2014 and the rights offering is currently set to expire on May 22, 2014

The Company intends to use the net proceeds of the rights offering to for working capital.  However, the Company cannot assure any stockholders that the capital raised through the rights offering, if any, will be sufficient for this purpose.

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

Overview

The apparel retail environment was particularly difficult during our first quarter with overall mall traffic down coupled with adverse weather conditions. The Company sales decreased $6.1 million or 11.4% and as a result the Company had a significant loss during our first quarter. During the first quarter, we borrowed under our Credit Facility to fund our operations and as of March 29, 2014, we had notes payable to the Bank of $11.6 million.

As a result of the above, the Company commenced a rights offering with the existing holders of its common stock on May 9, 2014.  Upon completion of the rights offering, assuming the rights offering is fully subscribed, the Company expects to receive aggregate proceeds of approximately $15.0 million before expenses, subject to the reduction or cancellation by the Company in its sole discretion. See Note 14.

The Company intends to use the net proceeds of the rights offering for working capital.  However, the Company cannot assure any stockholders that the capital raised through the rights offering, if any, will be sufficient for this purpose.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 13-week periods ended March 29, 2014 and March 30, 2013, respectively, expressed as a percentage of net sales.

	13 Weeks Ended
	March 29,	As adjusted (1) March 30,
	2014	2013
Sales	100.0%	100.0%
Cost of sales	72.7	68.3
Gross profit	27.3	31.7
Store operating expenses	38.1	34.6
General and administrative expenses	11.4	8.7
Employee separation charges	0.3	2.8
Operating loss	(22.5)	(14.4)
Other income (expense)	(0.2)	0.0
Loss before income taxes	(22.7)	(14.4)
Income tax provision	0.1	18.9
Net loss	(22.8)%	(33.3)%

(1) As more fully described in Note 1 to the Condensed Consolidated Financial Statements, the Company changed its method of accounting for retail finished goods inventory effective December 29, 2013.  Amounts throughout management’s discussion and analysis of financial condition and results of operations have been adjusted based on this change.

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 Weeks Ended
	March 29,	March 30,
	2014	2013
Total store count, at end of period	242	249
Net sales decrease	(11.4)%	(4.5)%
Comparable store sales decrease	(8.9)%	(1.5)%
Average sales per transaction increase (decrease)	11.46%	(9.1)%
Average number of transactions increase (decrease)	(19.1)%	8.4%
Net sales per average square foot	$84	$92
Total square footage, at end of period (in thousands)	489	503

Net Sales

During the 13-week period ended March 29, 2014, net sales decreased to $47.4 million from $53.5 million, a decrease of $6.1 million, or 11.4%, as compared to the same 13-week period last year.  This reflects a decrease in comparable store sales of approximately $4.2 million or 8.9% and a decrease in non-comparable store sales of $1.7 million.  Included in comparable store sales are e-commerce sales of $5.1 million during the current 13-week period as compared to $5.4 million in the prior year period. The decrease in net sales at our stores for the quarter reflected a 19.1% decrease in average number of transactions partially offset by an increase of 11.5% in average dollars per transaction. We believe the decrease in mall traffic, adverse weather conditions throughout the country, and the shift of Easter to the second quarter this year contributed to the decline in sales during the 13-week period this year as compared to the comparable period last year.

Gross Profit

During the 13-week period ended March 29, 2014, gross profit decreased to $12.9 million from $17.0 million, a decrease of $4.1 million or 23.7%, as compared to the same 13-week period last year.  This decrease was primarily due to decrease in sales and an increase in occupancy costs over the comparable period in fiscal 2013.  As a percentage of net sales, gross profit decreased to 27.3% from 31.7% for the current 13-week period, as compared to the prior year period, primarily due to the leverage impact of occupancy costs on reduced sales.  The apparel retail environment was particularly difficult during our first quarter with overall mall traffic down coupled with adverse weather conditions resulting in an increase in promotional activity. There was no geographic concentration of markdowns in fiscal 2014 or in fiscal 2013.

Store Operating Expenses

During the 13-week period ended March 29, 2014, store operating expenses decreased to $18.1 million from $18.5 million, a decrease of $432,000 or 2.3%, as compared to the same 13-week period last year. Store operating expenses decreased primarily due to a decrease in advertising expenses of $299,000, a decrease in payroll and payroll-related expenses of $161,000 partially offset by an increase in store selling supplies of $100,000. The decrease in advertising expense was primarily due to a decrease in print advertising. The decrease in payroll and payroll related costs was primarily attributable to fewer stores in operation. The increase in stores selling supplies was related to the updated Cache logo.  As a percentage of net sales, store operating expenses increased to 38.1% from 34.6% for the fiscal 2014 13-week period, as compared to the prior year period, primarily due to the decrease in net sales.

We did not perform impairment testing during the 13-week period ended March 29, 2014.  We have closed and also impaired the assets of our underperforming stores over the past several years.  Historically, our first quarter is less profitable than our second and fourth quarter and we believe those results should be considered when performing impairment tests.

General and Administrative Expenses

During the 13-week period ended March 29, 2014, general and administrative expenses increased to $5.4 million from $4.7 million, an increase of $708,000, or 15.1%, as compared to the same 13-week period last year. General and administrative expenses increased primarily due to an increase in payroll and payroll related costs of $575,000 and a net increase in other miscellaneous items of $133,000. As a percentage of net sales, general and administrative expenses increased to 11.4% from 8.7% during the 13-week period ended March 29, 2014 as compared to the comparable period last year, primarily due to an increase in general and administrative expenses as well as the decrease in sales.

Employee Separation Charges

During the 13-week period ended March 29, 2014, employee separation charges decreased to $134,000 from $1.5 million, a decrease of $1.4 million or 91.1%, as compared to the same 13-week period last year. The decrease was primarily due the severance accrual of $1.5 million in connection with the separation agreement with the Company’s former Chief Executive Officer as well as severance for other corporate employees, during the 13-week period ended March 30, 2013.

Other Income/Expense

During the 13-week period ended March 29, 2014, we recorded other expense of $95,000, as compared to other income of $8,000 in fiscal 2013, an increase of $103,000 as compared to the same 13-week period last year. This increase was primarily due to the amortization of deferred financing costs of $54,000, and interest expense of $42,000 in connection with our short term bank borrowings.

Income Taxes

During the 13-week period ended March 29, 2014, an income tax provision of $50,000 was recorded as compared to an income tax provision of $10.1 million for the same 13-week period last year.  During the 13-week period ended March 30, 2013 as a result of the cumulative losses incurred over the past few years and the uncertainty of executing a turn around, the Company recorded a full valuation allowance against the remaining net deferred tax assets.

Net Loss

As a result of the factors discussed above, net losses of $10.8 million and $17.8 million were recorded during the 13-week periods ended March 29, 2014 and March 30, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements are primarily for funding operations and remodeling of existing stores. We have satisfied our cash requirements principally through cash flow from operations and borrowings under the Credit Facility.  At March 29, 2014, we had a working capital deficiency of $4.6 million.

The following table sets forth our cash flows for the periods indicated:

	13 Weeks Ended
	March 29, 2014	March 30, 2013
Net cash used in operating activities	$(14,044,000)	$(11,983,000)
Net cash provided by (used in) investing activities	(2,035,000)	1,285,000
Net cash provided by financing activities	12,372,000	—
Net decrease in cash and equivalents	$(3,707,000)	$(10,698,000)

During the 13-week period ended March 29, 2014, the $14.0 million of cash used in operating activities was primarily due to the net loss of $10.8 million, a decrease in accrued liabilities of $2.4 million, an increase in inventories of $1.9 million, and a decrease in accounts payable of $577,000. These decreases in cash were partially offset by depreciation and amortization of $1.7 million. The decrease in accrued liabilities was primarily due to a one week payroll accrual at quarter end compared to a two week accrual at year end.  The increase in inventories is due to our increasing inventory levels to accommodate the spring selling season which include Easter, prom and mother’s day.

The Company’s inventory turnover rate decreased approximately 13.6% during the 13-week period ended March 29, 2014 as compared to the comparable period in fiscal 2013. The Company’s days sell through was approximately 68 days during the 13-week period ended March 29, 2014 as compared to 59 days in the comparable period in fiscal 2013. The Company’s inventory as of March 29, 2014 was approximately the same as last year.  The decrease in our inventory turnover rate and the increase in our days sell through was primarily due to lower promotional activity as compared to last year. Our markdown rate has declined in the current 13-week period as compared to the comparable period last year. We anticipate that our markdown rate will continue to decline as the merchandise and inventory strategy being implemented continues to take effect.  Nevertheless, we expect markdowns to continue to put pressure on our working capital.

During the 13-week period ended March 29, 2014, cash used by investing activities was $2.0 million as compared to cash used by investing activities of $1.3 million during the 13-week period ended March 30, 2013. The purchases of equipment and leasehold improvements of $2.0 million was primarily used for remodeling stores. Projected capital expenditures for fiscal 2014 to remodel existing stores and open approximately three outlet stores are approximately $6.0 to $7.0 million.

During the 13-week period ended March 29, 2014 cash flows from financing activities were $12.4 million as compared to no cash flows from financing activities during the 13-week period ended March 30, 2013.  The Company had borrowings of $11.6 million as of March 29, 2014 in order to fund its operations.

On July 25, 2013, the Company entered into the Credit Agreement. The Credit Facility pursuant to the Credit Agreement provides the Company with a line of credit of $25.0 million for short term borrowings and letters of credit with a sublimit of $5 million. Short term borrowings are limited to the lower of the line of credit available or the borrowing base available as defined in the Credit Agreement. Borrowings under the Credit Facility are due and payable on July 25, 2018, at which time the facility terminates.

Borrowings under the Credit Facility bear interest, at the Company’s option, either at the London interbank offering rate (“LIBOR”) Margin or at the Base Rate Margin. LIBOR Margin is equal to LIBOR plus a margin of 1.50% per annum when the average daily availability is equal to or greater than 50% of the borrowing base. When the average daily availability is less than 50% of the borrowing base, the LIBOR Margin is equal to LIBOR, plus a margin of 1.75% per annum. Base Rate Margin is equal to the base rate as defined below, plus a margin of 0.50% per annum when the average daily availability is equal to or greater than 50% of the borrowing base. When the average daily availability is less than 50% the Base Rate Margin is equal to the base rate as defined below, plus a margin of 0.75% per annum. The Base Rate, as defined in the Credit Agreement, is a fluctuating rate per annum equal to the highest of (a) the U. S. federal funds rate, plus a margin of 0.50% per annum, (b) the adjusted LIBOR rate plus a margin of 1.00% or (c) the Bank prime rate in effect at that time.  At March 29, 2014 borrowings under our Credit Facility were at an average interest rate of approximately 2.7%.

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

The Company had outstanding letters of credit of $1.2 million, $1.1 million and $2.6 million at March 29, 2014, December 28, 2013 and March 30, 2013, respectively.

Although our cash flow from operations, our current available cash and the Credit Facility may not currently meet our working capital needs for the balance of this fiscal year, management believes that if a substantial portion of the potential proceeds of our rights offering is received, we will have sufficient working capital for the balance of this fiscal year. If we do not receive a substantial portion of the potential proceeds from our rights offering or we encounter unforeseen cash requirements, changes in vendor terms, negative changes in macroeconomic conditions, industry trends, competition or any of the other factors cited from time to time in our public filings, including the “Risk Factors” disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed on March 25, 2014 (the “2013 Form 10-K”) this could result in a material adverse effect on our business, liquidity and financial condition.

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

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in our fiscal 2013 Form 10-K.  As disclosed in Note 1 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. We evaluate our estimates and judgments on an ongoing basis, and predicate those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these under different assumptions or conditions.

The Company’s management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of the Consolidated Financial Statements.

Inventories.  As discussed in Note 1 the Company changed its accounting for retail finished goods inventory to the lower of cost or market, with cost being determined on the first-in, first-out method.  Inventories other than finished goods at retail stores, called production inventory, primarily consists of piece goods, trim and work-in-process The Company historically and continues to value its production inventory at the lower of cost or market value using first-in-first-out method.  Market is determined for our in finished goods inventory and production inventory based on an estimate of the net realizable value.  The Company determines net realizable value based on an analysis of historical results, age, obsolescence, potential use, market conditions, and estimates regarding future selling prices. Based on this analysis, the Company records an adjustment for any decline in its value.  If the actual results or conditions are different than those projected by management future period gross margin rates may be unfavorably or favorably affected.

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

•                  store closings; or

•                  underperforming business trends.

The Company evaluates finite long-lived assets in accordance with “Impairment or Disposal of Long-Lived Assets” under Topic 360 “Property, Plant and Equipment” of the Financial Accounting Standard Board’s Accounting Standards Codification (“FASB ASC”). Finite-lived assets are evaluated for recoverability in accordance with Topic 360 of the FASB ASC whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset, is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges were recorded during the 13-week period ended March 29, 2014. The Company recorded an impairment charge of $1.0 million for 27 underperforming stores during the fourth quarter of fiscal 2013.

Self Insurance. The Company is self-insured for losses and liabilities related primarily to employee health and welfare claims up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Adjustments to earnings resulting from changes in historical loss trends were insignificant for the 13-week periods ended March 29, 2014 and March 30, 2013.  Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings. We maintain stop-loss insurance coverage, which covers us for benefits paid in excess of limits as defined in the plan.

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

The Company recorded breakage income of $59,000 and $62,000 during the 13-week periods ended March 29, 2014 and March 30, 2013, respectively.

Revenue Recognition.  Sales are recognized at the “point of sale,” which occurs when merchandise is sold in an “over-the-counter” transaction or upon receipt by a customer. Sales of merchandise via our website and the related amounts billed to customers for shipping and handling fees are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. Charges/(credits) to earnings resulting from revisions to estimates on our sales return provision were approximately $69,000 and $281,000 for the 13-week periods ended March 29, 2014 and March 30, 2013, respectively. Costs incurred for shipping and handling are included in cost of sales. The Company records revenues net of applicable sales tax.

The Company’s co-branded customer credit card program, which was introduced during fiscal 2007, entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract, which was amended on March 1, 2013 for a period of 7 years. During the 13-week periods ended March 29, 2014 and March 30, 2013, the Company recorded approximately $51,000 and $37,000, respectively, in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards was $60,000 and $222,000 for the 13-week periods ended March 29, 2014 and March 30, 2013, respectively.

The Company also receives from the issuing bank and Visa U.S.A. Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at the Company or other businesses. The Company has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program, the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A. Inc. The amount of sales royalty income recorded was $102,000 and $99,000 for the 13-week periods ended March 29, 2014 and March 30, 2013, respectively.

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

Income Taxes. The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse.  At December 28, 2013 the Company had federal net operating loss “NOL” carryforwards of approximately $55.7 million, expiring from 2030 to 2033 of which the Company recorded a full valuation allowance against the deferred tax assets associated with these NOL carryforwards.  During the 13-week period ended March 29, 2014 the Company recorded no income tax benefit as a result of a full valuation allowance.  During the 13-week period ended March 30, 2013, the Company recorded income tax expense of $10.1 million as a result of a full valuation allowance recorded against its remaining net deferred tax assets.  Federal valuation allowances totaled $27.9 million, $23.9 million and $18.6 million at March 29, 2014, December 28, 2013 and March 30, 2013, respectively.  State valuation allowances totaled $5.0 million, $4.5 million and $3.7 million at March 29, 2014, December 28, 2013 and March 30, 2013, respectively. The valuation allowances represent full valuation allowances for the possible non-utilization of net operating loss carry-forwards which may not be realized in future periods before they expire.

When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of March 29, 2014, December 28, 2013 and March 30, 2013, the Company had no reserve recorded for potential tax contingencies.

Seasonality. The Company experiences seasonal and quarterly fluctuations in net sales and operating income. Quarterly results of operations may fluctuate significantly as a result of a variety of factors, including fashion trends, shifts in timing of certain holidays, economic conditions and competition.  Our business is subject to seasonal influences, characterized by highest sales generally during the second and fourth quarter and lowest sales generally during the first and third quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk relates primarily to changes in interest rates as we borrow under the Credit Facility.  At March 29, 2014, we had borrowings of $11.6 million outstanding under the Credit Facility at an average interest rate of approximately 2.7%.  Based upon a sensitivity analysis a 100 basis point increase or decrease in interest rates from the levels at March 29, 2014  would not have had a material impact.

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

During the 13-weeks ended March 29, 2014, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is exposed to a number of asserted and unasserted potential claims.  Management does not believe that the resolution of any of these matters will result in a material loss.  The Company had no guarantees, subleases or assigned lease obligations as of March 29, 2014, December 28, 2013 or March 30, 2013.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

18	Letter regarding change in accounting principle.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Cache Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated

Balance Sheets as of March 29, 2014, December 28, 2013 and March 30, 2013, (ii) the Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended March 29, 2014 and March 30, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended March 29, 2014 and March 30, 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2014
CACHE, INC.

BY:	/s/ Jay Margolis
Jay Margolis
Chairman and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Anthony DiPippa
Anthony DiPippa
Executive Vice President, Chief Financial Officer and
Principal Financial and Accounting Officer