Form 10-Q
period 2014-06-28
CACHE INC
filed 2014-08-12
CIK 350199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

As of August 7, 2014, 31,083,159 common shares were outstanding.

CACHE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

		As adjusted	As adjusted
	June 28, 2014	December 28, 2013	June 29, 2013
	(Unaudited)	(Audited)	(Unaudited)
		(See Note 1)	(See Note 1)
ASSETS
Current assets:
Cash and equivalents	$666,000	$4,513,000	$12,853,000
Certificates of deposit — restricted	—	—	2,250,000
Receivables, net	3,060,000	2,806,000	2,299,000
Income tax receivable	—	—	59,000
Inventories, net	24,398,000	24,941,000	20,691,000
Prepaid expenses and other current assets	1,922,000	1,272,000	1,679,000
Total current assets	30,046,000	33,532,000	39,831,000

Equipment and leasehold improvements, net	19,769,000	18,221,000	19,933,000
Intangible assets, net	102,000	102,000	102,000
Other assets	1,158,000	1,384,000	636,000

Total assets	$51,075,000	$53,239,000	$60,502,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Book overdraft	$1,550,000	$—	$—
Accounts payable	12,224,000	10,856,000	6,671,000
Accrued compensation	3,176,000	4,317,000	3,802,000
Accrued liabilities	11,135,000	11,197,000	10,068,000
Total current liabilities	28,085,000	26,370,000	20,541,000

Other liabilities	7,959,000	8,818,000	9,508,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock, par value $.01; authorized, 40,000,000 shares; issued 34,857,023, 25,220,092 and 25,268,260	348,000	252,000	253,000
Additional paid-in capital	76,445,000	60,830,000	60,358,000
Retained earnings (accumulated deficit)	(21,967,000)	(3,236,000)	9,637,000
Treasury stock 3,682,199 shares, at cost	(39,795,000)	(39,795,000)	(39,795,000)
Total stockholders’ equity	15,031,000	18,051,000	30,453,000

Total liabilities and stockholders’ equity	$51,075,000	$53,239,000	$60,502,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE TWENTY-SIX WEEKS ENDED

(Unaudited)

		As adjusted
	June 28, 2014	June 29, 2013
		(See Note 1)

Net sales	$101,505,000	$113,632,000

Cost of sales, including buying and occupancy	71,501,000	74,254,000

Gross profit	30,004,000	39,378,000

Expenses:
Store operating expenses	37,815,000	36,835,000
General and administrative expenses	10,104,000	9,415,000
Employee separation charges	409,000	2,454,000
Total expenses	48,328,000	48,704,000

Operating loss	(18,324,000)	(9,326,000)

Other income (expense):
Amortization of deferred financing cost	(108,000)	—
Interest income	1,000	17,000
Interest expense	(125,000)	—
Total other income (expense), net	(232,000)	17,000

Loss before income taxes	(18,556,000)	(9,309,000)

Income tax provision	175,000	10,124,000

Net loss	$(18,731,000)	$(19,433,000)

Basic loss per share	$(0.83)	$(1.23)

Diluted loss per share	$(0.83)	$(1.23)

Basic weighted average shares outstanding	22,604,000	15,769,000

Diluted weighted average shares outstanding	22,604,000	15,769,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

		As adjusted
	June 28, 2014	June 29, 2013
		(See Note 1)

Net sales	$54,101,000	$60,122,000

Cost of sales, including buying and occupancy	37,029,000	37,695,000

Gross profit	17,072,000	22,427,000

Expenses:
Store operating expenses	19,744,000	18,332,000
General and administrative expenses	4,715,000	4,734,000
Employee separation charges	275,000	956,000
Total expenses	24,734,000	24,022,000

Operating loss	(7,662,000)	(1,595,000)

Other income (expense):
Amortization of deferred financing cost	(54,000)	—
Interest income	—	9,000
Interest expense	(83,000)	—
Total other income (expense)	(137,000)	9,000

Loss before income taxes	(7,799,000)	(1,586,000)

Income tax provision	125,000	20,000

Net loss	$(7,924,000)	$(1,606,000)

Basic loss per share	$(0.33)	$(0.09)

Diluted loss per share	$(0.33)	$(0.09)

Basic weighted average shares outstanding	24,078,000	18,378,000

Diluted weighted average shares outstanding	24,078,000	18,378,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED

(Unaudited)

		As adjusted
	June 28, 2014	June 29, 2013
		(See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(18,731,000)	$(19,433,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,391,000	3,371,000
Stock-based compensation	564,000	214,000
Deferred income taxes	—	10,078,000
Gift card breakage	(112,000)	(120,000)
Amortization of deferred income for co-branded credit card	(123,000)	(275,000)
Amortization of deferred rent	(835,000)	(681,000)
Amortization of deferred financing costs	108,000	—
Change in assets and liabilities:
Decrease (increase) in receivables and income tax receivables	(254,000)	26,000
Decrease (increase) in inventories	543,000	(182,000)
Decrease (increase) in prepaid expenses and other current assets	(475,000)	218,000
Increase (decrease) in accounts payable	1,368,000	(5,726,000)
Increase (decrease) in accrued liabilities, accrued compensation and other liabilities	(1,718,000)	1,426,000

Net cash used in operating activities	(16,274,000)	(11,084,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities	—	(2,000,000)
Maturities of marketable securities	—	5,013,000
Certificates of deposit-restricted	—	750,000
Purchase of equipment and leasehold improvements	(4,379,000)	(3,570,000)

Net cash provided by (used in) investing activities	(4,379,000)	193,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Book overdraft	1,550,000	—
Proceeds from the issuance of common stock	16,331,000	13,419,000
Payment of issuance costs	(1,075,000)	(1,804,000)
Payments of deferred financing costs	—	(231,000)

Net cash provided by financing activities	16,806,000	11,384,000

Net increase (decrease) in cash and equivalents	(3,847,000)	493,000
Cash and equivalents, at beginning of period	4,513,000	12,360,000
Cash and equivalents, at end of period	$666,000	$12,853,000

Supplemental disclosure of cash flow information:
Income taxes paid	$125,000	$115,000
Interest paid	$125,000	$—
Supplemental disclosure of non-cash investing and financing activities:
Accrued fixed asset additions	$822,000	$321,000
Accrued issuance costs	$166,000	$148,000
Accrued deferred financing costs	$—	$136,000
Prepaid stock-based compensation	$57,000	$24,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” or “our” mean Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. Under the trade name “Cache”, we operated 239 women’s apparel specialty stores, as of June 28, 2014.

The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements include all known adjustments necessary for a fair presentation of the results of the interim periods as required by accounting principles generally accepted in the United States. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may materially differ from these estimates.

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

Change in Accounting Principle

Effective December 29, 2013, the Company elected to change its method of accounting for its retail finished goods inventory from the retail inventory method (“RIM”) to the lower of cost or market, with cost being determined on the first-in, first-out method. The RIM method does not track the valuation of inventory and the cost of goods sold at the individual item level, but instead calculates the valuation of inventory and cost of goods sold by applying a calculated cost to retail relationship to the value of retail inventories and cost of goods sold. The Company believes the method of tracking cost at the individual item level is a preferable method as it matches the actual merchandise costs with the respective revenues and is the method most widely used in the retail industry.  The cumulative effect of this accounting change as of December 30, 2012 was decreases of $737,000 in inventories, $123,000 in deferred tax assets and $860,000 in retained earnings.  The effect of this accounting change on the Company’s financial statements as of December 28, 2013 and June 29, 2013 and for the 26- and 13-week periods ended June 29, 2013 are presented below.

	As reported		As adjusted	As reported		As adjusted
	December 28,		December 28,	June 29,		June 29,
	2013	Adjustments	2013	2013	Adjustments	2013
Condensed Consolidated Balance Sheets
Inventories, net	$23,673,000	$1,268,000	$24,941,000	$19,321,000	$1,370,000	$20,691,000
Retained earnings (accumulated deficit)	(4,504,000)	1,268,000	(3,236,000)	8,267,000	1,370,000	9,637,000

	26-Weeks ended			13-Weeks ended
	As reported		As adjusted	As reported		As adjusted
	June 29,		June 29,	June 29,		June 29,
	2013	Adjustments	2013	2013	Adjustments	2013
Condensed Consolidated Statement of Operations
Cost of sales, including buying and occupancy	$76,361,000	$(2,107,000)	$74,254,000	$39,247,000	$(1,552,000)	$37,695,000
Loss before income taxes	(11,416,000)	2,107,000	(9,309,000)	(3,138,000)	1,552,000	(1,586,000)
Income tax provision	10,247,000	(123,000)	10,124,000	20,000	—	20,000
Net loss	(21,663,000)	2,230,000	(19,433,000)	(3,158,000)	1,552,000	(1,606,000)
Basic loss per share	(1.37)		(1.23)	(0.17)		(0.09)
Diluted loss per share	(1.37)		(1.23)	(0.17)		(0.09)

	As reported		As adjusted
	June 29,		June 29,
	2013	Adjustments	2013
Condensed Consolidated Statement of Cash Flows
Net loss	$(21,633,000)	$2,230,000	$(19,433,000)
Deferred income taxes	10,201,000	(123,000)	10,078,000
Inventories	1,925,000	(2,107,000)	(182,000)

2.              STOCK-BASED COMPENSATION

Stock-based compensation expense for all stock-based awards programs, including grants of stock options, is recorded in accordance with “Compensation-Stock Compensation”, Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). During the 26- and 13-week periods ended June 28, 2014, the Company recognized approximately $564,000 and $254,000, respectively, in stock-based compensation expense, and for the same periods ended June 29, 2013, the Company recognized approximately $214,000 and $77,000, respectively.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model.

On February 5, 2013, the Company granted Jay Margolis (its Chief Executive Officer and Chairman of the Board) time-based stock options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $3.34 which had a weighted average grant date fair value of $1.15.  These options vest in equal installments on the first, second and third anniversary of the grant date. No excess tax benefits were recognized from the exercise of stock options during the second fiscal quarters of 2014 and 2013.

The following assumptions were used during the 26-week period ended June 29, 2013:

Expected dividend rate	$0.00
Expected volatility	50.72%
Risk free interest rate	0.41%
Expected lives (years)	3.00

During the first quarter of fiscal 2014 and fiscal 2013, 24,000 and 40,000 shares, respectively were issued as part of the independent board members’ compensation. The total fair value of the issued common stock in fiscal 2014 was approximately $115,000, of which approximately $58,000 and $29,000 were included in stock-based compensation expense for the 26- and 13-week periods ended June 28, 2014, respectively.  The total fair value of the issued common stock in fiscal 2013 was approximately $94,000, of which approximately $71,000 and $12,000 were included in stock-based compensation expense for the 26 and 13-week periods ended June 29, 2013, respectively. The remaining cost is recognized over the remainder of the respective fiscal years.

During the 26- and 13-week periods ended June 28, 2014, the Company granted restricted stock awards representing 348,000 and 277,000 shares, respectively, of the Company’s common stock, which had a weighted-average grant date fair value of $3.74 and $3.29 per share, respectively. A portion of these restricted stock awards will vest over a three-year period contingent on the Company meeting performance goals, and a portion will vest over the requisite service period.  Comparatively, during the 26- and 13-week period ended June 29, 2013, the Company granted restricted stock awards representing 255,000 shares of the Company’s common stock, which had a weighted-average grant date fair value of $3.81 per share. These restricted shares will contingently vest over a three-year period based on the Company meeting performance goals, and a portion will vest over the requisite service period.

3.              BASIC AND DILUTED EARNINGS PER SHARE

Basic loss per share has been computed based upon the weighted average of common shares outstanding. Diluted loss per share also includes the dilutive effect of potential common shares (dilutive stock options and unvested restricted stock awards) outstanding during the period. Loss per common share has been computed as follows:

	26-Weeks Ended		13-Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Net loss	$(18,731,000)	$(19,433,000)	$(7,924,000)	$(1,606,000)
Basic weighted number of average shares outstanding	22,604,000	15,769,000	24,078,000	18,378,000
Incremental shares from assumed issuances of stock options and restricted stock awards	—	—	—	—
Diluted weighted average number of shares outstanding	22,604,000	15,769,000	24,078,000	18,378,000

Net loss per share - Basic	$(0.83)	$(1.23)	$(0.33)	$(0.09)
- Diluted	$(0.83)	$(1.23)	$(0.33)	$(0.09)

Options and unvested restricted common shares totaling 1,657,666 and 1,696,383 shares were excluded from the computation of diluted loss per share for the 26- and 13-week periods ended June 28, 2014 and June 29, 2013, respectively, due to the net loss incurred by the Company.

4.              RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014 the FASB issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). ASU 2014-08 changes the criteria for reporting discontinued operations for all public and nonpublic entities. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. For public companies, the amendments are effective prospectively for interim and annual reporting periods beginning after December 15, 2014. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers which outlines a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance in FASB ASC 605, Revenue Recognition, including industry-specific guidance.  The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  The ASU becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

5.              FAIR VALUE MEASUREMENT

The carrying amounts of certificates of deposit and accounts receivable approximate their estimated fair values due to their short-term nature.

6.              RECEIVABLES

	June 28,	December 28,	June 29,
	2014	2013	2013
Construction allowances	$205,000	$430,000	$216,000
Third party credit cards	1,535,000	1,674,000	1,404,000
Other	1,320,000	702,000	679,000
	$3,060,000	$2,806,000	$2,299,000

At June 29, 2013, the Company’s income tax receivable was $59,000 which resulted from quarterly federal and state tax estimated payments.

7.              INVENTORIES

		As adjusted	As adjusted
	June 28,	December 28,	June 29,
	2014	2013	2013
		(See Note 1)	(See Note 1)
Raw materials	$1,269,000	$935,000	$1,843,000
Work in process	1,906,000	1,918,000	1,839,000
Finished goods	21,223,000	22,088,000	17,009,000
	$24,398,000	$24,941,000	$20,691,000

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

8.              EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	June 28,	December 28,	June 29,
	2014	2013	2013
Leasehold improvements	$45,930,000	$45,899,000	$47,363,000
Furniture, fixtures and equipment	41,754,000	40,931,000	40,591,000
	87,684,000	86,830,000	87,954,000
Less: accumulated depreciation and amortization	(67,915,000)	(68,609,000)	(68,021,000)
	$19,769,000	$18,221,000	$19,933,000

9.              ACCRUED LIABILITIES

	June 28,	December 28,	June29,
	2014	2013	2013
Gift cards, merchandise credit cards and other customer deposits and credits	$4,421,000	$4,670,000	$4,054,000
Operating expenses	3,008,000	2,395,000	2,600,000
Taxes, including income taxes	1,730,000	2,418,000	1,874,000
Group insurance	568,000	556,000	572,000
Sales return reserve	336,000	660,000	432,000
Fixed asset additions	822,000	262,000	321,000
Deferred income — co-branded credit card program	250,000	236,000	215,000
	$11,135,000	$11,197,000	$10,068,000

10.       OTHER LIABILITIES

	June 28, 2014	December 28, 2013	June 29, 2013
Deferred rent	$6,790,000	$7,525,000	$7,891,000
Deferred income — co-branded credit card program	1,169,000	1,218,000	1,218,000
Severance	—	75,000	399,000
	$7,959,000	$8,818,000	$9,508,000

11.       CREDIT FACILITY

The Company had a $3.0 million credit facility with Bank of America which expired on May 31, 2013. The agreement allowed the Company to issue letters of credit up to $3.0 million and was collateralized by a security interest in various certificates of deposit held by the Company.  These certificates of deposit collateralized against this line of credit are reported as restricted funds.

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

Borrowings under the Credit Facility bear interest, at the Company’s option, either at the London interbank offering rate (“LIBOR”) Margin or at the Base Rate Margin. LIBOR Margin is equal to LIBOR plus a margin of 1.50% per annum when the average daily availability is equal to or greater than 50% of the borrowing base. When the average daily availability is less than 50% of the borrowing base, the LIBOR Margin is equal to LIBOR plus a margin of 1.75% per annum. Base Rate Margin is equal to the base rate as defined below, plus a margin of 0.50% per annum when the average daily availability is equal to or greater than 50% of the borrowing base.  When the average daily availability is less than 50% the Base Rate Margin is equal to the base rate as defined below, plus a margin of 0.75% per annum.  The base rate, as defined in the Credit Agreement, is a fluctuating rate per annum equal to the highest of (a) the U. S. federal funds rate plus a margin of 0.50% per annum, (b) the adjusted LIBOR rate plus a margin of 1.00% or (c) the Bank prime rate in effect at that time.  The Company had outstanding letters of $1.2 million under its Credit Facility and no borrowings as of June 28, 2014.

The obligations of the Company under the Credit Facility are secured by liens on all assets of the Company. The Credit Agreement contains various customary covenants, including, but not limited to, limitations on indebtedness, liens, investments, dividends or other capital distributions, purchases or redemptions of stock, sales of assets or subsidiary stock, transactions with affiliates, line of business and accelerated payments of certain obligations and a minimum availability requirement.

The Credit Agreement contains  provisions for events of default customary with similar financings. Upon the occurrence of an event of default, the outstanding obligations under the Credit Facility may be accelerated and become due and payable immediately. In addition, if a certain change of control event occurs with respect to any loan party, the Lenders have the right to require the Company to repay any outstanding loans under the Credit Facility.

12.      INCOME TAXES

The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse.  At December 28, 2013, the Company had federal net operating loss (“NOL”) carryforwards of approximately $55.7 million, expiring from 2030 to 2033 of which the Company recorded a full valuation allowance against the deferred tax assets associated with these NOL carryforwards.  During the 26-week period ended June 28, 2014 the Company recorded no income tax benefit as a result of a full valuation allowance.  During the 26-week period ended June 29, 2013, the Company recorded income tax expense of $10.1 million as a result of a full valuation allowance recorded against its remaining net deferred tax assets.  Federal valuation allowances totaled $30.2 million, $23.9 million and $19.6 million at June 28, 2014, December 28, 2013 and June 29, 2013, respectively.  State valuation allowances totaled $5.3 million, $4.5 million and $3.9 million at June 28, 2014, December 28, 2013 and June 29, 2013, respectively. The valuation allowances represent full valuation allowances for the possible non-utilization of net operating loss carry-forwards which may not be realized in future periods before they expire.

When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of June 28, 2014, December 28, 2013 and June 29, 2013, the Company had no reserve recorded for potential tax contingencies.

13.   RIGHTS AND PUBLIC OFFERING OF STOCK

On May 9, 2014, the Company commenced a rights offering with its existing stockholders, which granted each stockholder the right to  receive approximately 34.2%  of a whole subscription right for each share of common stock owned by such stockholder.  Each whole subscription right entitled the stockholder to purchase one share of common stock at $2.00 per share.  The rights offering resulted in the issuance of 115,377 shares of the Company’s common stock for gross proceeds of $230,754. On June 2, 2014, the Company raised approximately $15.0 million (net of $1.1 million in commission and other offering expenses) from the sale of 9.2 million shares of the Company’s common stock in an underwritten public offering at a price per share of $1.75.   A portion of the proceeds of the public offering (approximately $10.4 million) were used to pay down borrowings under the Credit Facility.

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

Overview

On May 9, 2014, the Company commenced a rights offering with its existing stockholders, which resulted in the issuance of 115,377 shares of the Company’s common stock for gross proceeds of $230,754. On June 2, 2014, the Company raised approximately $15.0 million (net of $1.1 million in commission and other offering expenses) from the sale of 9.2 million shares of the Company’s common stock in an underwritten public offering at a price per share of $1.75.  A portion of the proceeds of the public offering (approximately $10.4 million) were used to pay down borrowings under the Credit Facility.

As part of the Company’s real estate optimization strategy, the Company intends to accelerate its plan to close unproductive stores with the majority of them to close in the first quarter of fiscal 2015.  The Company expects to generate cost savings of approximately $3.0 million related to these store closures in fiscal 2015 with savings expected to approximate $3.8 million on an annualized basis.

In addition, the Company has implemented other cost saving measures including, a reduction in corporate overhead and operational expenses.

In March 2014, the Company launched “Treasured”, a new loyalty program which allows its customers to earn reward points based on dollar purchases.  This program replaced our previous program “Accents” which provide a 5% lifetime discount one a customer spent $350. We believe that Treasured is a more effective program to generate incremental sales and customer loyalty.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 26-week and 13-week periods ended June 28, 2014 and June 29, 2013, respectively, expressed as a percentage of net sales.

	26-Weeks Ended		13-Weeks Ended
		As adjusted (1)		As adjusted (1)
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.4	65.3	68.4	62.7
Gross profit	29.6	34.7	31.6	37.3
Store operating expenses	37.3	32.4	36.5	30.5
General and administrative expenses	10.0	8.3	8.7	7.9
Employee separation charges	0.4	2.2	0.5	1.6
Operating loss	(18.1)	(8.2)	(14.1)	(2.7)
Other income (expense)	(0.1)	0.0	(0.3)	0.0
Loss before income taxes	(18.2)	(8.2)	(14.4)	(2.7)
Income tax provision	0.2	8.9	0.2	0.0
Net loss	(18.4)%	(17.1)%	(14.6)%	(2.7)%

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

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	26-Weeks Ended		13-Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Total store count, at end of period	239	250	239	250
Net sales decrease	(10.7)%	(3.4)%	(10.0)%	(2.5)%
Comparable store sales increase (decrease)	(8.9)%	(0.4)%	(8.8)%	0.5%
Average sales per transaction increase (decrease)	11.9%	(9.6)%	14.1%	(10.4)%
Average number of transactions increase (decrease)	(20.4)%	10.2%	(21.6)%	12.2%
Net sales per average square foot	$184	$197	$98	$103
Total square footage, at end of period (in thousands)	484	507	484	507

Net Sales

During the 26-week period ended June 28, 2014, net sales decreased to $101.5 million from $113.6 million, a decrease of $12.1 million, or 10.7% as compared to the same 26-week period last year.  This reflects a decrease in non-comparable store sales of approximately $2.6 million and a decrease in comparable stores sales of $ 9.2 million, or 8.9%. Included in comparable store sales are e-commerce sales of $11.3 million during the current 26-week period, as compared to $12.0 million in the prior year period. The decrease in net sales at our stores during the 26- week period reflected a 20.4% decrease in the number of sales transactions, partially offset by an 11.9% increase in average dollars per transaction. We believe the decrease in mall traffic, adverse weather conditions earlier in the year, along with underperforming merchandise in our sportswear and accessory categories contributed to the decline in sales during the 26-week period ended June 28, 2014 as compared to the comparable period last year.

During the 13-week period ended June 28, 2014, net sales decreased to $54.1 million from $60.1 million, a decrease of $6.0 million, or 10.0%, as compared to the same 13-week period last year.  This reflects a decrease in non-comparable store sales of approximately $1.1 million and a decrease in comparable store sales of $5.0 million or 8.8%.  Included in comparable store sales are e-commerce sales of $6.2 million during the 13-week period ended June 28, 2014, as compared to $6.6 million in the prior year period.  The decrease in net sales at our stores for the quarter reflected a 21.6% decrease in the number of sales transactions and a 14.1% increase in average dollars per transaction.

Gross Profit

Gross profit during the 26-week period ended June 28, 2014 decreased to $30.0 million from $39.4 million, a decrease of $9.4 million, or 23.8%, as compared to the same 26-week period last year. This decrease was driven by a reduction in gross margin percentage and a decrease in net sales as discussed above.   As a percentage of net sales, gross profit decreased to 29.6% from 34.7% for the current 26-week period, as compared to the prior year period, primarily due a decrease in the initial markup and the increase in occupancy cost, coupled with reduced sales over the comparable period last year.  We believe that the decrease in mall traffic, adverse weather conditions earlier in the year, along with underperforming merchandise in our sportswear and accessory categories resulted in the decline in gross profit. There was no geographic concentration of markdowns in the 26-week period ended June 29, 2013 or June 28, 2014.

Gross profit during the 13-week period ended June 28, 2014 decreased to $17.1 million from $22.4 million, a decrease of $5.3 million, or 23.9%, as compared to the same 13-week period last year. This decrease was driven by a reduction in gross margin percentage and a decrease in net sales as discussed above.   As a percentage of net sales, gross profit decreased to 31.6% from 37.3% for the current 13-week period, as compared to the prior year period, primarily due a decrease in the initial markup and the increase in occupancy costs, coupled with reduced sales over the comparable period last year.  We believe that the decrease in mall traffic along with underperforming merchandise in our sportswear and accessory categories resulted in the decline in gross profit

Store Operating Expenses

During the 26-week period ended June 28, 2014, store operating expenses increased to $37.8 million from $36.8 million, an increase of $980,000, or 2.7%, as compared to the same 26-week period last year. Store operating expenses increased primarily due to an increase in marketing expenses of $946,000, an increase in health insurance expense of $184,000 and a net decrease in other store expenses of $150,000. The increase in marketing expense was largely due to the costs incurred related to the Company’s new loyalty program. The increase in health insurance was primarily due to increased health insurance claims. As a percentage of net sales for the 26-week period ended June 28, 2014, store operating expenses increased to 37.3% from 32.4% as compared to the prior year period, primarily due to the decrease in net sales and to a lesser extent the increase in store expenses.

During the 13-week period ended June 28, 2014, store operating expenses increased to $19.7 million from $18.3 million, an increase of $1.4 million, or 7.7%, as compared to the same 13-week period last year. Store operating expenses increased primarily due to an increase in marketing expense of $1.2 million, an increase in health insurance expense of $316,000 and a net decrease in other store expenses of $148,000. The increase in marketing expense was largely due to the costs incurred related to the Company’s new loyalty program.  The increase in health insurance was a result of an increase in health insurance claims. As a percentage of net sales, for the fiscal 2014 13-week period, store operating expenses increased to 36.5% from 30.5%, as compared to the prior year period, primarily due to the decrease in net sales and to a lesser extent the increase in store expenses.

We did not perform impairment testing during the 26-week period ended June 28, 2014. We have closed and also impaired the assets of our underperforming stores over the past several years. We believe the results of our fourth quarter, which is typically more profitable, should be considered when performing impairment tests.

General and Administrative Expenses

During the 26-week period ended June 28, 2014, general and administrative expenses increased to $10.1 million from $9.4 million, an increase of $689,000, or 7.3% compared to the same 26-week period last year, largely due to an increase in payroll and payroll related expenses of $713,000.  As a percentage of net sales, general and administrative expenses increased to 10.0% from 8.3%, primarily due to the increase in general and administrative expense and due to the decrease in net sales.

During the 13-week period ended June 28, 2014, general and administrative expenses were approximately the same ($4.7 million) as compared to the same 13-week period last year.  As a percentage of net sales, general and administrative expenses increased to 8.7% from 7.9%, primarily due to the decrease in net sales.

Employee Separation Charges

Employee separation charges incurred during the 26-week period ended June 28, 2014 were $409,000, a decrease from $2.5 million as compared to the same 26-week period last year attributable to the severance accrual of $1.5 million in connection with the separation agreement with the Company’s former Chief Executive Officer as well as severance for other corporate employees, during the 26-week period ended June 29, 2013.

Employee separation charges during the 13-week period ended June 28, 2014 were $275,000, a decrease from $956,000 as compared to the same 13-week period last year due to the decrease in severance for corporate employees.

Other Income/Expense

During the 26-week period ended June 28, 2014, we recorded other expense of $232,000, as compared to other income of $17,000 in the same 26-week period in fiscal 2013, an expense increase of $249,000 as compared to the same 26-week period last year. This increase was primarily due to interest expense of $125,000 in connection with our short term bank borrowings and amortization of deferred financing costs of $108,000.

During the 13-week period ended June 28, 2014, we recorded other expense of $137,000, as compared to other income of $9,000 in fiscal 2013, an expense increase of $146,000 as compared to the same 13-week period last year. This increase was primarily due to interest expense of $83,000 in connection with our short term bank borrowings and amortization of deferred financing costs of $54,000.

Income Taxes

During the 26-week period ended June 28, 2014, an income tax provision of $175,000 was recorded as compared to an income tax provision of $10.1 million for the same 26-week period last year. During the 26-week period ended June 29, 2013 as a result of the cumulative losses incurred over the past few years and the uncertainty of executing a turn around, the Company recorded a full valuation allowance against the remaining net deferred tax assets.

During the 13-week period ended June 28, 2014 and June 29, 2013, the Company recorded income tax provisions of $125,000 and $20,000, respectively.

Net Loss

As a result of the factors discussed above, the Company recorded a net loss of $18.7 million and $7.9 million for the 26- and 13-week periods ended June 28, 2014, respectively. Comparatively, the Company recorded net loss of $19.4 million and $1.6 million during the 26- and 13-week periods ended June 29, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements are primarily for funding operations and remodeling of existing stores. We have satisfied our cash requirements principally through capital raised from our public offerings, borrowings under the Credit Facility, and cash flow from operations. At June 28, 2014, we had working capital of approximately $2.0 million.

The following table sets forth our cash flows for the periods indicated:

	26 Weeks Ended
	June 28, 2014	June 29, 2013
Net cash used in operating activities	$(16,274,000)	$(11,084,000)
Net cash provided by (used in) investing activities	(4,379,000)	193,000
Net cash provided by financing activities	16,806,000	11,384,000
Net increase (decrease) in cash and equivalents	$(3,847,000)	$493,000

Cash used in operating activities during the 26-week period ended June 28, 2014 of $16.3 million was primarily due to the net loss of $18.7 million and  a decrease in accrued liabilities of $2.0 million, partially offset by depreciation and amortization of $3.4 million and an increase in accounts payable of $1.4 million. The decrease in accrued liabilities was primarily due to severance payments which were accrued at year end.  The increase in accounts payable was due to the timing of inventory receipts.

The Company’s inventory turnover rate decreased approximately 18.2% during the 26-week period ended June 28, 2014 as compared to the comparable period in fiscal 2013. The Company’s days sell through was approximately 63 days during the 26-week period ended June 28, 2014 as compared to 51 days in the comparable period in fiscal 2013. The Company’s inventory as of June 28, 2014 was approximately $3.7 million higher than inventory as of June 29, 2013.  Increased inventory value is a result of an increase in the mix of dress inventory this year and an unusually low inventory last year given the efforts to liquidate non-performing inventory in fiscal 2013.  The decrease in our inventory turnover rate and the increase in our days sell through were primarily due to lower promotional activity as compared to last year. Our markdown rate has declined in the current 26-week period as compared to the comparable period last year. We anticipate that our markdown rate will continue to decline as the merchandise and inventory strategy being implemented continues to take effect.  Nevertheless, we expect markdowns to continue to put pressure on our working capital.

During the 26-week period ended June 28, 2014, cash used in investing activities was $4.4 million as compared to cash provided by investing activities of $193,000 during the 26-week period ended June 29, 2013. The purchases of equipment and leasehold improvements of $4.4 million was primarily used for remodeling stores. Projected capital expenditures for fiscal 2014 to remodel existing stores and open approximately three outlet stores are approximately $6.0 to $7.0 million.

Cash provided by financing activities during the 26-week period ended June 28, 2014 were $16.8 million as compared to $11.4 million from financing activities during the 26-week period ended June 29, 2013. During 2014, we raised net proceeds of $15.1 million from the issuance of common stock primarily in the public offering.

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

The Company had outstanding letters of credit of $1.2 million, $1.1 million and $1.6 million at June 28, 2014, December 28, 2013 and June 29, 2013, respectively.

On May 9, 2014, the Company commenced a rights offering with its existing stockholders, which resulted in the issuance of 115,377 shares of the Company’s common stock for gross proceeds of $230,754. On June 2, 2014, the Company raised approximately $15.0 million (net of $1.1 million in commission and other offering expenses) from the sale of 9.2 million shares of the Company’s common stock in an underwritten public offering at a price per share of $1.75.  A portion of the proceeds of the public offering (approximately $10.4 million) were used to pay down borrowings under the Credit Facility.

We believe that cash flow from operations, our current available cash and our Credit Facility will be sufficient to meet our working capital needs for the balance of the fiscal year.  However, unforeseen cash requirements, changes in vendor terms, negative changes in macroeconomic conditions, industry trends, competition or any of the other factors cited from time to time in our public filings, including the “Risk Factors” disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed on March 25, 2014 (the “2013 Form 10-K”) could result in a material adverse effect on our business, liquidity and financial condition.

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

•                  store closings; or

•                  underperforming business trends.

The Company evaluates finite long-lived assets in accordance with “Impairment or Disposal of Long-Lived Assets” under Topic 360 “Property, Plant and Equipment” of the Financial Accounting Standard Board’s Accounting Standards Codification (“FASB ASC”). Finite-lived assets are evaluated for recoverability in accordance with Topic 360 of the FASB ASC whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset, is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges were recorded during the 26-week period ended June 28, 2014. The Company recorded an impairment charge of $1.0 million for 27 underperforming stores during the fourth quarter of fiscal 2013.

Self Insurance. The Company is self-insured for losses and liabilities related primarily to employee health and welfare claims up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.  The Company’s earnings were impacted by an increase in employee health and welfare expense of $184,000 and $316,000 for the 26- week period and 13-week period ended June 28, 2014, respectively.  We maintain stop-loss insurance coverage, which covers us for benefits paid in excess of limits as defined in the plan.

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

The Company recorded breakage income of $112,000 and $120,000 during the 26-week periods ended June 28, 2014 and June 29, 2013, respectively.

Loyalty Program. In March 2014, the Company launched “Treasured”, a loyalty program which allows its customers to earn reward points based on dollar purchases.  For every dollar spent at a Cache store or online, a customer will receive two reward points which are worth between $0.02 and $.025 depending on the reward points earned.  The value of the reward points earned during each quarter can be redeemed for future purchases during the following quarter.  A minimum of 500 points must be earned before reward dollars are granted to a customer. The cost (merchandise cost) of these reward dollars which are projected to be redeemed are expensed in the quarter that they are earned.  All unused points at December 31 are forfeited and any remaining unused amounts will be reversed.

Revenue Recognition.  Sales are recognized at the “point of sale,” which occurs when merchandise is sold in an “over-the-counter” transaction or upon receipt by a customer. Sales of merchandise via our website and the related amounts billed to customers for shipping are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. The Company recorded a net decrease in sales return reserve of $324,000 and $53,000 for the 26-week periods ended June 28, 2014 and June 29, 2013, respectively. Costs incurred for shipping and handling are included in cost of sales. The Company records revenues net of applicable sales tax.

The Company’s co-branded customer credit card program, which was introduced during fiscal 2007, entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract, which was amended on March 1, 2013 for a period of 7 years. During each of the 26-week periods ended June 28, 2014 and June 29, 2013, the Company received approximately $88,000 in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards was $123,000 and $275,000 for the 26-week periods ended June 28, 2014 and June 29, 2013, respectively.

The Company also receives from the issuing bank and Visa U.S.A. Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program, the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A. Inc. The amount of sales royalty income recorded was $217,000 and $218,000 for the 26-week periods ended June 28, 2014 and June 29, 2013, respectively.

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

Income Taxes. The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse.  At December 28, 2013 the Company had federal net operating loss “NOL” carryforwards of approximately $55.7 million, expiring from 2030 to 2033 of which the Company recorded a full valuation allowance against the deferred tax assets associated with these NOL carryforwards.  During the 26-week period ended June 28, 2014 the Company recorded no income tax benefit as a result of a full valuation allowance.  During the 26-week period ended June 29, 2013, the Company recorded income tax expense of $10.1 million as a result of a full valuation allowance recorded against its remaining net deferred tax assets.  Federal valuation allowances totaled $30.2 million, $23.9 million and $19.6 million at June 28, 2014, December 28, 2013 and June 29, 2013, respectively.  State valuation allowances totaled $5.2 million, $4.5 million and $3.9 million at June 28, 2014, December 28, 2013 and June 29, 2013, respectively. The valuation allowances represent full valuation allowances for the possible non-utilization of net operating loss carry-forwards which may not be realized in future periods before they expire.

When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of June 28, 2014, December 28, 2013 and June 29, 2013, the Company had no reserve recorded for potential tax contingencies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk relates primarily to changes in interest rates as we borrow under the Credit Facility. A portion of the proceeds of the public offering of the Company’s common stock (approximately $10.4 million) were used to pay down borrowings under the Credit

Facility. At June 28, 2014 the Company had no borrowings under the facility. Based upon a sensitivity analysis a 100 basis point increase or decrease in interest rates will not have a material impact.

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

During the 13-week period ended June 28, 2014, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is exposed to a number of asserted and unasserted potential claims.  Management does not believe that the resolution of any of these matters will result in a material loss.  The Company had no guarantees, subleases or assigned lease obligations as of June 28, 2014, December 28, 2013 or June 29, 2013.

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
101

The following materials from Cache Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 28, 2014, December 28, 2013 and June 29, 2013, (ii) the Condensed Consolidated Statements of Operations for the Twenty-Six Weeks Ended June 28, 2014 and June 29, 2013, (iii) the Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended June 28, 2014 and June 29, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended June 28, 2014 and June 29, 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2014
CACHE, INC.

BY:	/s/ Jay M. Margolis
Jay M. Margolis
Chairman and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Anthony DiPippa
Anthony DiPippa
Executive Vice President, Chief Financial Officer and Principal Financial and Accounting Officer