Form 10-Q
period 2014-09-27
CACHE INC
filed 2014-11-12
CIK 350199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

As of November 7, 2014, 31,037,384 common shares were outstanding.

CACHE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

		As adjusted	As adjusted
	September 27, 2014	December 28, 2013	September 28, 2013
	(Unaudited)	(Audited)	(Unaudited)
		(See Note 1)	(See Note 1)
ASSETS
Current assets:
Cash and equivalents	$545,000	$4,513,000	$4,363,000
Certificate of deposit-restricted	—	—	1,750,000
Receivables, net	3,637,000	2,806,000	2,610,000
Income tax receivable	—	—	49,000
Inventories, net	27,474,000	24,941,000	21,499,000
Prepaid expenses and other current assets	1,556,000	1,272,000	1,354,000
Total current assets	33,212,000	33,532,000	31,625,000

Equipment and leasehold improvements, net	19,599,000	18,221,000	19,814,000
Intangible assets, net	102,000	102,000	102,000
Other assets	827,000	1,384,000	1,449,000

Total assets	$53,740,000	$53,239,000	$52,990,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Book overdraft	$1,679,000	$—	$—
Line of credit	16,141,000	—	—
Accounts payable	11,317,000	10,856,000	8,981,000
Accrued compensation	2,006,000	4,317,000	3,223,000
Accrued liabilities	11,793,000	11,197,000	10,374,000
Total current liabilities	42,936,000	26,370,000	22,578,000

Other liabilities	8,173,000	8,818,000	9,285,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common stock, par value $.01; authorized, 40,000,000 shares; issued 34,763,079, 25,220,092 and 25,213,370	348,000	252,000	252,000
Additional paid-in capital	76,671,000	60,830,000	60,489,000
Retained earnings (accumulated deficit)	(34,482,000)	(3,236,000)	181,000
Treasury stock 3,725,695, 3,682,199 and 3,682,199 shares, at cost	(39,906,000)	(39,795,000)	(39,795,000)
Total stockholders’ equity	2,631,000	18,051,000	21,127,000

Total liabilities and stockholders’ equity	$53,740,000	$53,239,000	$52,990,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTY-NINE WEEKS ENDED

(Unaudited)

		As adjusted
	September 27, 2014	September 28, 2013
		(See Note 1)

Net sales	$147,558,000	$160,853,000

Cost of sales, including buying and occupancy	105,062,000	107,122,000

Gross profit	42,496,000	53,731,000

Expenses:
Store operating expenses	56,579,000	54,729,000
General and administrative expenses	15,014,000	14,652,000
Employee separation charges	702,000	3,092,000
Total expenses	72,295,000	72,473,000

Operating loss	(29,799,000)	(18,742,000)

Other expense (income):
Amortization and write off of deferred financing costs	1,019,000	37,000
Interest income	(1,000)	(22,000)
Interest expense	229,000	—
Total other expense, net	1,247,000	15,000

Loss before income taxes	(31,046,000)	(18,757,000)

Income tax provision	200,000	10,132,000

Net loss	$(31,246,000)	$(28,889,000)

Basic loss per share	$(1.24)	$(1.66)

Diluted loss per share	$(1.24)	$(1.66)

Basic weighted average shares outstanding	25,234,000	17,450,000

Diluted weighted average shares outstanding	25,234,000	17,450,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED

(Unaudited)

		As adjusted
	September 27, 2014	September 28, 2013
		(See Note 1)

Net sales	$46,053,000	$47,221,000

Cost of sales, including buying and occupancy	33,561,000	32,868,000

Gross profit	12,492,000	14,353,000

Expenses:
Store operating expenses	18,764,000	17,894,000
General and administrative expenses	4,910,000	5,237,000
Employee separation charges	293,000	638,000
Total expenses	23,967,000	23,769,000

Operating loss	(11,475,000)	(9,416,000)

Other expense (income):
Amortization and write off of deferred financing costs	911,000	37,000
Interest income	—	(5,000)
Interest expense	104,000	—
Total other expense, net	1,015,000	32,000

Loss before income taxes	(12,490,000)	(9,448,000)

Income tax provision	25,000	8,000

Net loss	$(12,515,000)	$(9,456,000)

Basic loss per share	$(0.41)	$(0.45)

Diluted loss per share	$(0.41)	$(0.45)

Basic weighted average shares outstanding	30,521,000	21,090,000

Diluted weighted average shares outstanding	30,521,000	21,090,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED

(Unaudited)

		As adjusted
	September 27, 2014	September 28, 2013
		(See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(31,246,000)	$(28,889,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,860,000	5,148,000
Stock-based compensation	820,000	502,000
Deferred income taxes	—	10,078,000
Gift card breakage	(165,000)	(170,000)
Amortization of deferred income for co-branded credit card	(187,000)	(330,000)
Amortization of deferred rent	(1,201,000)	(1,019,000)
Amortization and write off of deferred financing costs	1,019,000	37,000
Change in assets and liabilities:
Increase in receivables and income tax receivables	(831,000)	(275,000)
Increase in inventories	(2,533,000)	(990,000)
Decrease (increase) in prepaid expenses and other current assets	(162,000)	385,000
Increase (decrease) in accounts payable	461,000	(3,416,000)
Increase (decrease) in accrued liabilities, accrued compensation and other liabilities	(1,341,000)	1,371,000

Net cash used in operating activities	(30,506,000)	(17,568,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities	—	(2,000,000)
Maturities of marketable securities	—	5,013,000
Certificates of deposit-restricted	—	1,250,000
Purchase of equipment and leasehold improvements	(5,902,000)	(5,124,000)

Net cash used in investing activities	(5,902,000)	(861,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Book overdraft	1,679,000	—
Proceeds from line of credit, net	16,141,000	—
Proceeds from the issuance of common stock	16,331,000	13,419,000
Payment of issuance costs	(1,233,000)	(2,046,000)
Repurchase of common stock	(111,000)	—
Payments of deferred financing costs	(367,000)	(941,000)

Net cash provided by financing activities	32,440,000	10,432,000

Net decrease in cash and equivalents	(3,968,000)	(7,997,000)
Cash and equivalents, at beginning of period	4,513,000	12,360,000
Cash and equivalents, at end of period	$545,000	$4,363,000

Supplemental disclosure of cash flow information:
Income taxes paid	$126,000	$115,000
Interest paid	$229,000	$—
Supplemental disclosure of non-cash investing and financing activities:
Accrued fixed asset additions	$598,000	$425,000
Accrued issuance costs	$10,000	$46,000
Accrued deferred financing costs	$188,000	$136,000
Prepaid stock-based compensation	$29,000	$5,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CACHE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

References to the “Company,” “we,” “us,” or “our” mean Cache, Inc., together with its wholly-owned subsidiaries, except as expressly indicated or unless the context otherwise requires. Under the trade name “Cache”, we operated 236 women’s apparel specialty stores, as of September 27, 2014.

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

Change in Accounting Principle

Effective December 29, 2013, the Company elected to change its method of accounting for its retail finished goods inventory from the retail inventory method (“RIM”) to the lower of cost or market, with cost being determined on the first-in, first-out method. The RIM method does not track the valuation of inventory and the cost of goods sold at the individual item level, but instead calculates the valuation of inventory and cost of goods sold by applying a calculated cost to retail relationship to the value of retail inventories and cost of goods sold. The Company believes the method of tracking cost at the individual item level is a preferable method as it matches the actual merchandise costs with the respective revenues and is the method most widely used in the retail industry.  The cumulative effect of this accounting change as of December 30, 2012 was decreases of $737,000 in inventories, $123,000 in deferred tax assets and $860,000 in retained earnings.  The effect of this accounting change on the Company’s financial statements as of December 28, 2013 and September 28, 2013 and for the 39- and 13-week periods ended September 28, 2013 are presented below.

	As reported		As adjusted	As reported		As adjusted
	December 28,		December 28,	September 28,		September 28,
	2013	Adjustments	2013	2013	Adjustments	2013
Condensed Consolidated Balance Sheets
Inventories, net	$23,673,000	$1,268,000	$24,941,000	$21,588,000	$(89,000)	$21,499,000
Retained earnings (accumulated deficit)	(4,504,000)	1,268,000	(3,236,000)	270,000	(89,000)	181,000

	39-Weeks ended			13-Weeks ended
	As reported		As adjusted	As reported		As adjusted
	September 28,		September 28,	September 28,		September 28,
	2013	Adjustments	2013	2013	Adjustments	2013
Condensed Consolidated Statement of Operations
Cost of sales, including buying and occupancy	$107,770,000	$(648,000)	$107,122,000	$31,409,000	$1,459,000	$32,868,000
Loss before income taxes	(19,405,000)	648,000	(18,757,000)	(7,989,000)	(1,459,000)	(9,448,000)
Income tax provision	10,255,000	(123,000)	10,132,000	8,000	—	8,000
Net loss	(29,660,000)	771,000	(28,889,000)	(7,997,000)	(1,459,000)	(9,456,000)
Basic loss per share	(1.70)		(1.66)	(0.38)		(0.45)
Diluted loss per share	(1.70)		(1.66)	(0.38)		(0.45)

	As reported		As adjusted
	September 28,		September 28,
	2013	Adjustments	2013
Condensed Consolidated Statement of Cash Flows
Net loss	$(29,660,000)	$771,000	$(28,889,000)
Deferred income taxes	10,201,000	(123,000)	10,078,000
Inventories	(342,000)	(648,000)	(990,000)

2.              STOCK-BASED COMPENSATION

Stock-based compensation expense for all stock-based awards programs, including grants of stock options, is recorded in accordance with “Compensation-Stock Compensation”, Topic 718 of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). During the 39- and 13-week periods ended September 27, 2014, the Company recognized approximately $820,000 and $256,000, respectively, in stock-based compensation expense, and for the same periods ended September 28, 2013, the Company recognized approximately $502,000 and $288,000, respectively.  The grant date fair value for stock options is calculated using the Black-Scholes option valuation model.

On February 5, 2013, the Company granted Jay Margolis (its Chief Executive Officer and Chairman of the Board) time-based stock options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $3.34 which had a weighted average grant date fair value of $1.15. These options vest in equal installments on the first, second and third anniversary of the grant date. The Company granted no stock options during the 39- and 13-week periods ended September 27, 2014. No excess tax benefits were recognized from the exercise of stock options during the second fiscal quarters of 2014 and 2013.

The following assumptions were used during the 39-week period ended September 28, 2013:

Expected dividend rate	$0.00
Expected volatility	50.72%
Risk free interest rate	0.41%
Expected lives (years)	3.00

During the first quarter of fiscal 2014 and fiscal 2013, 24,000 and 40,000 shares, respectively were issued as part of the independent board members’ compensation. The total fair value of the issued common stock in fiscal 2014 was approximately $115,000, of which approximately $86,000 and $28,000 were included in stock-based compensation expense for the 39- and 13-week periods ended September 27, 2014, respectively.  The total fair value of the issued common stock in fiscal 2013 was approximately $94,000, of which approximately $89,000 and $18,000 were included in stock-based compensation expense for the 39- and 13-week periods ended September 28, 2013, respectively. The remaining cost is recognized over the remainder of the respective fiscal years.

During the 39-week period ended September 27, 2014, the Company granted restricted stock awards representing 348,000 shares of the Company’s common stock, which had a weighted-average grant date fair value of $3.74 per share. A portion of these restricted stock awards will vest over a three-year period contingent on the Company meeting performance goals, and a portion will vest over the requisite service period. During the 13- week period ended September 27, 2014, the Company did not grant any restricted stock awards. Comparatively, during the 39- and 13-week periods ended September 28, 2013, the Company granted restricted stock awards representing 370,000 and 115,000 shares of the Company’s common stock, which had a weighted-average grant date fair value of $4.28 and $5.33 per share, respectively. A portion of these restricted stock awards will contingently vest over a three-year period, based on the Company meeting performance goals, and a portion will vest over the requisite service period.

Employees whose restricted stock vest receive the contractual number of shares less shares to cover the employees required payroll withholding taxes.  The value of the shares withheld for payroll withholding taxes are based on the share price as of the date of vesting and these shares become treasury shares as they are being repurchased by the Company.

3.              BASIC AND DILUTED EARNINGS PER SHARE

Basic loss per share has been computed based upon the weighted average of common shares outstanding. Diluted loss per share also includes the dilutive effect of potential common shares (dilutive stock options and unvested restricted stock awards) outstanding during the period. Loss per common share has been computed as follows:

	39-Weeks Ended		13-Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Net loss	$(31,246,000)	$(28,889,000)	$(12,515,000)	$(9,456,000)
Basic weighted number of average shares outstanding	25,234,000	17,450,000	30,521,000	21,090,000
Incremental shares from assumed issuances of stock options and restricted stock awards	—	—	—	—
Diluted weighted average number of shares outstanding	25,234,000	17,450,000	30,521,000	21,090,000

Net loss per share - Basic	$(1.24)	$(1.66)	$(0.41)	$(0.45)
- Diluted	$(1.24)	$(1.66)	$(0.41)	$(0.45)

Options and unvested restricted common shares totaling 1,514,500 and 1,483,444 shares were excluded from the computation of diluted loss per share for the 39- and 13-week periods ended September 27, 2014 and September 28, 2013, respectively, due to the net loss incurred by the Company.

4.              RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15 Presentation of Financial Statements — Going Concern which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and the related footnote disclosure.  For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financials are issued.  When management identifies conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, the ASU also outlines disclosures that are required in the company’s footnotes based on whether or not there are any plans intended to mitigate the relevant conditions or events to alleviate the substantial doubt.  The ASU becomes effective for annual periods ending after December 15, 2016, and for any annual and interim periods thereafter.  Early application is permitted.  The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In April 2014 the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). ASU 2014-08 changes the criteria for reporting discontinued operations for all public and nonpublic entities. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. For public companies, the amendments are effective prospectively for interim and annual reporting periods beginning after December 15, 2014. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

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

5.              FAIR VALUE MEASUREMENT

The carrying amounts of certificates of deposit and accounts receivable approximate their estimated fair values due to their short-term nature.

6.              RECEIVABLES

	September 27,	December 28,	September 28,
	2014	2013	2013
Construction allowances	$803,000	$430,000	$496,000
Third party credit cards	1,749,000	1,674,000	1,589,000
Other	1,085,000	702,000	525,000
	$3,637,000	$2,806,000	$2,610,000

At September 28, 2013, the Company’s income tax receivable was $49,000 which resulted from quarterly federal and state tax estimated payments.

7.              INVENTORIES

		As adjusted	As adjusted
	September 27,	December 28,	September 28,
	2014	2013	2013
		(See Note 1)	(See Note 1)
Raw materials	$1,214,000	$935,000	$1,569,000
Work in process	2,795,000	1,918,000	1,528,000
Finished goods	23,465,000	22,088,000	18,402,000
	$27,474,000	$24,941,000	$21,499,000

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

8.              EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	September 27,	December 28,	September 28,
	2014	2013	2013
Leasehold improvements	$45,487,000	$45,899,000	$47,303,000
Furniture, fixtures and equipment	41,258,000	40,931,000	40,974,000
	86,745,000	86,830,000	88,277,000
Less: accumulated depreciation and amortization	(67,146,000)	(68,609,000)	(68,463,000)
	$19,599,000	$18,221,000	$19,814,000

9.              ACCRUED LIABILITIES

	September 27,	December 28,	September 28,
	2014	2013	2013
Gift cards, merchandise credit cards and other customer deposits and credits	$4,584,000	$4,670,000	$3,971,000
Operating expenses	3,438,000	2,395,000	2,894,000
Taxes, including income taxes	1,831,000	2,418,000	1,733,000
Fixed asset additions	598,000	262,000	425,000
Group insurance	569,000	556,000	569,000
Sales return reserve	512,000	660,000	558,000
Deferred income — co-branded credit card program	261,000	236,000	224,000
	$11,793,000	$11,197,000	$10,374,000

10.       OTHER LIABILITIES

	September 27, 2014	December 28, 2013	September 28, 2013
Deferred rent	$7,021,000	$7,525,000	$7,833,000
Deferred income — co-branded credit card program	1,152,000	1,218,000	1,215,000
Severance	—	75,000	237,000
	$8,173,000	$8,818,000	$9,285,000

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

On July 25, 2013, the Company entered into a five year credit agreement (“Prior Credit Agreement”) with Wells Fargo Bank, National Association which provided the Company with a line of credit of $25.0 million for short term borrowings and letters of credit with a sublimit of $5.0 million. Short term borrowings were limited to the lower of the line of credit available or the borrowing base available as defined in the Prior Credit Agreement. Borrowings bore interest, at the Company’s option, either at the London interbank offering rate (“LIBOR”) Margin or at the Base Rate Margin. LIBOR Margin was equal to LIBOR plus a margin of 1.50% per annum when the average daily availability was equal to or greater than 50% of the borrowing base. When the average daily availability was less than 50% of the borrowing base, the LIBOR Margin was equal to LIBOR plus a margin of 1.75% per annum. Base Rate Margin was equal to the base rate as defined below, plus a margin of 0.50% per annum when the average daily availability was equal to or greater than 50% of the borrowing base. When the average daily availability was less than 50% of the borrowing base, the Base Rate Margin was equal to the base rate as defined below, plus a margin of 0.75% per annum.  The base rate, as defined in the Prior Credit Agreement, was a fluctuating rate per annum equal to the highest of (a) the U. S. federal funds rate plus a margin of 0.50% per annum, (b) the adjusted LIBOR rate plus a margin of 1.00% or (c) the Bank prime rate in effect at that time. On September 19, 2014 borrowings under the Prior Credit Agreement of $15.4 million were paid in full.

On September 19, 2014 the Company entered into a new credit agreement (“New Credit Agreement) with Salus Capital Partners, LLC and other lenders from time to time. The new credit facility (“New Credit Facility”) provides the Company with a line of credit of $30.0 million for short term borrowings and letters of credit with a sublimit of $3.0 million. Any borrowings under the New Credit Facility are due and payable on September 19, 2017, at which time the facility terminates.

Borrowings under the New Credit Facility bear interest at a variable rate equal to the greater of 0.25% per annum and the adjusted London interbank offering rate, as defined in the New Credit Agreement, plus a margin of 5.50% per annum. At September 27, 2014, borrowings under the New Credit Facility bore interest at a rate of 5.75%. The Company has also agreed to pay a commitment fee equal to 0.25% on unused commitments and an early termination fee of 2.0% of the aggregate commitments, if the termination occurs prior to the first anniversary, or 0.75% of the aggregate commitments if the termination occurs after the first anniversary but prior to the second anniversary.

The Company had borrowings of $16.1 million and letters of credit outstanding of $1.1 million under the New Credit Facility as of September 27, 2014.

The obligations of the Company under the New Credit Facility are secured by liens on all of the assets of the Company.

The New Credit Agreement contains various customary covenants, including, but not limited to, limitations on indebtedness, liens, investments, dividends or other capital distributions, purchases or redemptions of stock, sales of assets or subsidiary stock, transactions with affiliates, line of business and accelerated payments of certain obligations and a minimum availability requirement.  The New Credit Agreement also contains events of default customary for similar financings. Upon the occurrence of an event of default, the outstanding obligations under the new Credit Facility may be accelerated and become due and payable immediately. In addition, if certain change of control events occur with respect to any loan party, the lenders have the right to require the Company to repay any outstanding loans under the New Credit Facility.

The Company wrote off the remaining unamortized balance of deferred financing costs related to the Prior Credit Agreement of approximately $853,000 and recorded $555,000 of deferred financing costs in connection with the New Credit Agreement which are included in other assets and are being amortized on a straight line basis through September 2017.

12.          INCOME TAXES

The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse.  At December 28, 2013, the Company had federal net operating loss (“NOL”) carryforwards of approximately $55.7 million, expiring from 2030 to 2033 of which the Company recorded a full valuation allowance against the deferred tax assets associated with these NOL carryforwards.  During the 39-week period ended September 27, 2014 the Company recorded no income tax benefit as a result of a full valuation allowance.  During the 39-week period ended September 28, 2013, the Company recorded income tax expense of $10.1 million as a result of a full valuation allowance recorded against its remaining net deferred tax assets.  Federal valuation allowances totaled $34.5 million, $23.9 million and $22.3 million at September 27, 2014, December 28, 2013 and September 28, 2013, respectively. State valuation allowances totaled $5.8 million, $4.5 million and $4.2 million at September 27, 2014, December 28, 2013 and September 28, 2013, respectively. The valuation allowances represent full valuation allowances for the possible non-utilization of net operating loss carry-forwards which may not be realized in future periods before they expire.

When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of September 27, 2014, December 28, 2013 and September 28, 2013, the Company had no reserve recorded for potential tax contingencies.

13.   RIGHTS AND PUBLIC OFFERING OF STOCK

On May 9, 2014, the Company commenced a rights offering with its existing stockholders, which granted each stockholder the right to  receive approximately 34.2%  of a whole subscription right for each share of common stock owned by such stockholder.  Each whole subscription right entitled the stockholder to purchase one share of common stock at $2.00 per share.  The rights offering resulted in the issuance of 115,377 shares of the Company’s common stock for gross proceeds of $230,754. On June 2, 2014, the Company raised approximately $15.0 million (net of $1.1 million in commission and other offering expenses) from the sale of 9.2 million shares of the Company’s common stock in an underwritten public offering at a price per share of $1.75. A portion of the proceeds of the public offering (approximately $10.4 million) were used to pay down borrowings under the Prior Credit Agreement.

14.   COMMITMENTS AND CONTINGENCIES

The Company is exposed to a number of asserted and unasserted potential claims. Management does not believe it is reasonably possible that resolution of these matters will result in a material loss.

15. SUBSEQUENT EVENT

On November 7, 2014, the Company entered into various change in control agreements with a number of employees, that provide that if a change in control (as defined in the agreements) occur while they are employed by the Company, the following will occur:

•                  For two employees, if the change in control occurs during their employment and (i) neither the Company, nor the corporation resulting from the change in control, has a class of equity securities registered under the Securities and Exchange Act of 1934 or (ii) there is a material reduction in their authority, duties or responsibilities, they will be entitled to a lump sum payment equal to twelve and six months, respectively, of their base salary in effect immediately prior to the change in control.  In addition, if they remain continuously employed by the Company for six months after the change in control, the Company shall pay them a retention bonus equal to 75% and 40%, respectively, of their base salary in effect immediately prior to the change in control.  These agreements further  provide that upon termination of their employment by the Company, other than for cause (as defined in the agreement), disability (as defined in the agreement) or death, or by them with good reason (as defined in the agreement), within six months following the change of control, (i) the Company shall pay them any accrued obligations and (ii) subject to signing a release of claims, the Company shall continue to provide health and welfare benefits at least equal to those provided on the date of the change of control for a period of three months, unless they are  reemployed and eligible for benefits under another employer provided plan.

•                  For two employees, if the change in control occurs during their employment and they remain continuously employed by the Company for six months after the change in control, the Company shall pay them a retention bonus equal to 40% of their base salary in effect immediately prior to the change in control. Additionally, the agreements also provide that upon termination of their employment by the Company, other than for cause (as defined in the agreement), disability (as defined in the agreement) or death or by them with good reason (as defined in the agreement), within six months following a change of control, (i) the Company shall pay them any accrued obligations, (ii) subject to signing a release of claims, the Company shall pay them a lump sum in cash equal to six months for one employee and twelve months for one employee of their base salary in effect immediately prior to the change in control and (iii) subject to signing a release of claims, the Company shall continue to provide health and welfare benefits at least equal to those provided on the date of the change of control for a period of three months, unless they are reemployed and eligible for benefits under another employer provided plan.

•                  For seven employees, if the change in control occurs during their employment and they remain continuously employed by the Company for six months after the change in control, the Company shall pay them a retention bonus equal to 30% of their base salary in effect immediately prior to the change in control.

•                  The cost for the eleven employees who are eligible to receive benefits under the change in control agreements is potentially $1 million for change in control benefits and/or potentially, $1 million in retention bonuses.

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

Overview

On May 9, 2014, the Company commenced a rights offering with its existing stockholders, which resulted in the issuance of 115,377 shares of the Company’s common stock for gross proceeds of $230,754. On June 2, 2014, the Company raised approximately $15.0 million (net of $1.1 million in commission and other offering expenses) from the sale of 9.2 million shares of the Company’s common stock in an underwritten public offering at a price per share of $1.75. A portion of the proceeds of the public offering (approximately $10.4 million) were used to pay down borrowings under the prior credit agreement.

As part of the Company’s real estate optimization strategy, the Company intends to accelerate its plan to close unproductive stores with the majority of them to close in the first quarter of fiscal 2015. The Company expects to generate cost savings of approximately $3.0 million related to these store closures in fiscal 2015 with savings expected to approximate $3.8 million on an annualized basis.  The accelerated depreciation and amortization associated with these stores is immaterial as most were previously impaired.

In March 2014, the Company launched “Treasured”, a new loyalty program which allows its customers to earn reward points based on dollar purchases.  This program replaced our previous program “Accents” which provided a 5% lifetime discount once a customer spent $350. We believe that Treasured is a more effective program to generate incremental sales and customer loyalty.

On June 30, 2014, the Company re-launched its website. There were a number of issues associated with the re-launch including: (i) the ability of online customers to purchase and redeem Company gift cards; (ii) the ability of online customers to participate in the Company’s  loyalty program; (iii) the ability of international customers to purchase merchandise online; (iv) the ability to offer online multi-tier discounts; (v) the ability to process customer returns in an automated fashion; and (vi) the ability to fulfill online orders in the Company’s brick and mortar stores. These issues impacted the Company’s results for the third quarter and as a result, the Company filed a breach of contract action against the web developer in New York Supreme Court on or about October 7, 2014, pursuant to the terms and conditions of the Master Services Agreement and Statement of Work between the parties.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the 39-week and 13-week periods ended September 27, 2014 and September 28, 2013, respectively, expressed as a percentage of net sales.

	39-Weeks Ended		13-Weeks Ended
		As adjusted (1)		As adjusted (1)
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.2	66.6	72.9	69.6
Gross profit	28.8	33.4	27.1	30.4
Store operating expenses	38.3	34.0	40.7	37.9
General and administrative expenses	10.2	9.1	10.7	11.1
Employee separation charges	0.5	1.9	0.6	1.4
Operating loss	(20.2)	(11.6)	(24.9)	(20.0)
Other expense	0.9	0.0	2.2	0.0
Loss before income taxes	(21.1)	(11.6)	(27.1)	(20.0)
Income tax provision	0.1	6.3	0.1	0.0
Net loss	(21.2)%	(17.9)%	(27.2)%	(20.0)%

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

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	39-Weeks Ended		13-Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Total store count, at end of period	236	250	236	250
Net sales increase (decrease)	(8.3)%	(1.6)%	(2.5)%	3.1%
Comparable store sales increase (decrease)	(6.2)%	1.4%	0.2%	6.0%
Average sales per transaction increase (decrease)	15.6%	(5.7)%	9.5%	4.5%
Average number of transactions increase (decrease)	(16.4)%	7.5%	(6.4)%	1.5%
Net sales per average square foot	$275	$282	$90	$84
Total square footage, at end of period (in thousands)	477	506	477	506

Net Sales

During the 39-week period ended September 27, 2014, net sales decreased to $147.6 million from $160.8 million, a decrease of $13.2 million, or 8.2% as compared to the same 39-week period last year. This reflects a decrease in non-comparable store sales of approximately $3.8 million and a decrease in comparable stores sales of $9.2 million, or 6.2%. Included in comparable store sales are e-commerce sales of $14.9 million during the current 39-week period, as compared to $16.4 million in the prior year period. The decrease in net sales at our stores during the 39- week period reflected a 16.4% decrease in the number of sales transactions, partially offset by a 15.6% increase in average dollars per transaction. We believe the decrease in mall traffic, adverse weather conditions earlier in the year, along with underperforming merchandise in our sportswear and accessory categories contributed to the decline in sales during the 39-week period ended September 27, 2014 as compared to the comparable period last year.

During the 13-week period ended September 27, 2014, net sales decreased to $46.1 million from $47.2 million, a decrease of $1.1 million, or 2.3%, as compared to the same 13-week period last year.  This reflects a decrease in non-comparable store sales of approximately $1.2 million and an increase in comparable store sales of $76,000 or 0.2%. Included in comparable store sales are e-commerce sales of $3.6 million during the 13-week period ended September 27, 2014, as compared to $4.3 million in the prior year period. The decrease in net sales at our stores for the quarter reflected a 6.4% decrease in the number of sales transactions and a 9.5% increase in average dollars per transaction.

Gross Profit

Gross profit during the 39-week period ended September 27, 2014 decreased to $42.5 million from $53.7 million, a decrease of $11.2 million, or 20.9%, as compared to the same 39-week period last year. This decrease was driven by a reduction in gross margin percentage and a decrease in net sales as discussed above. As a percentage of net sales, gross profit decreased to 28.8% from 33.4% for the current 39-week period, as compared to the prior year period, primarily due to greater promotional activity, lower initial markups, and the de-leverage of occupancy costs. We believe that the decrease in mall traffic, adverse weather conditions earlier in the year, along with underperforming merchandise in our sportswear and accessory categories resulted in the decline in gross profit. There was no geographic concentration of markdowns in the 39-week period ended September 28, 2013 or September 27, 2014.

Gross profit during the 13-week period ended September 27, 2014 decreased to $12.5 million from $14.4 million, a decrease of $1.9 million, or 13.2%, as compared to the same 13-week period last year. This decrease was driven by a reduction in gross margin percentage and a decrease in net sales as discussed above. As a percentage of net sales, gross profit decreased to 27.1% from 30.4% for the current 13-week period, as compared to the prior year period, primarily due to greater promotional activity, lower initial markups, and the de-leverage of occupancy costs. We believe that the decrease in mall traffic along with underperforming merchandise in our sportswear and accessory categories resulted in the decline in gross profit.

Store Operating Expenses

During the 39-week period ended September 27, 2014, store operating expenses increased to $56.6 million from $54.7 million, an increase of $1.9 million, or 3.4%, as compared to the same 39-week period last year. Store operating expenses increased primarily due to an increase in marketing expenses of $1.3 million, an increase in health insurance expenses of $748,000 and a net decrease in other store expenses of $199,000. The increase in marketing expense was largely due to the costs incurred related to the Company’s new loyalty program. The increase in health insurance was primarily due to increased health insurance claims. As a percentage of net sales for the 39-week period ended September 27, 2014, store operating expenses increased to 38.3% from 34.0% as compared to the prior year period, primarily due to the decrease in net sales and to a lesser extent the increase in store expenses.

During the 13-week period ended September 27, 2014, store operating expenses increased to $18.8 million from $17.9 million, an increase of $870,000, or 4.9%, as compared to the same 13-week period last year. Store operating expenses increased primarily due to an increase in health insurance expense of $564,000, an increase in marketing expense of $360,000, and a net decrease in other store expenses of $54,000. The increase in health insurance expense was a result of an increase in health insurance claims. The increase in marketing expense was largely due to the costs incurred related to the Company’s new loyalty program.  As a percentage of net sales, for the fiscal 2014 13-week period, store operating expenses increased to 40.7% from 37.9%, as compared to the prior year period, primarily due to the decrease in net sales and the increase in store expenses.

We did not perform impairment testing during the 39-week period ended September 27, 2014. We have closed and also impaired the assets of our underperforming stores over the past several years. We believe the results of our fourth quarter, which is typically more profitable, should be considered when performing impairment tests.

General and Administrative Expenses

During the 39-week period ended September 27, 2014, general and administrative expenses increased to $15.0 million from $14.7 million, an increase of $362,000, or 2.5% compared to the same 39-week period last year, largely due to an increase in payroll and payroll related expenses of $772,000, partially offset by a decrease in professional fees of $476,000.  As a percentage of net sales, general and administrative expenses increased to 10.2% from 9.1%, primarily due to the decrease in net sales and to a lesser extent the increase in general and administrative expenses.

During the 13-week period ended September 27, 2014, general and administrative expenses decreased to $4.9 million from $5.2 million, a decrease of $327,000, or 6.2% compared to the same 13-week period last year, largely due to the decrease in professional fees. As a percentage of net sales, general and administrative expenses decreased to 10.7% from 11.1%, primarily due to the decrease in general and administrative expenses.

Employee Separation Charges

Employee separation charges incurred during the 39-week period ended September 27, 2014 were $702,000, a decrease from $3.1 million as compared to the same 39-week period last year attributable to the severance accrual of $1.5 million in connection with the separation agreement with the Company’s former Chief Executive Officer as well as severance for other corporate employees, during the 39-week period ended September 28, 2013.

Employee separation charges during the 13-week period ended September 27, 2014 were $293,000, a decrease from $638,000 as compared to the same 13-week period last year due to the decrease in severance for corporate employees.

Other Income/Expense

During the 39-week period ended September 27, 2014, we recorded other expense of $1.2 million, as compared to other expense of $15,000 in the same 39-week period in fiscal 2013, an expense increase of $1.2 million as compared to the same 39-week period last year. This increase was primarily due to the amortization and write off of the remaining unamortized balance of the deferred financing costs in connection with the company’s prior financing agreement of $1.0 million.

During the 13-week period ended September 27, 2014, we recorded other expense of $1.0 million, as compared to other expense of $32,000 in fiscal 2013, an expense increase of $983,000 as compared to the same 13-week period last year. This increase was primarily due to the amortization and write off of the remaining unamortized balance of the deferred financing costs in connection with the company’s prior financing agreement of $1.0 million.

Income Taxes

During the 39-week period ended September 27, 2014, an income tax provision of $200,000 was recorded as compared to an income tax provision of $10.1 million for the same 39-week period last year. During the 39-week period ended September 28, 2013 as a result of the cumulative losses incurred over the past few years and the uncertainty of executing a turn around, the Company recorded a full valuation allowance against the remaining net deferred tax assets.

During the 13-week period ended September 27, 2014 and September 28, 2013, the Company recorded income tax provisions of $25,000 and $8,000, respectively.

Net Loss

As a result of the factors discussed above, the Company recorded a net loss of $31.2 million and $12.5 million for the 39- and 13-week periods ended September 27, 2014, respectively. Comparatively, the Company recorded a net loss of $28.9 million and $9.5 million during the 39- and 13-week periods ended September 28, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements are primarily for funding operations and remodeling of existing stores. We have satisfied our cash requirements principally through capital raised from our public offerings, borrowings under the prior credit agreement and the new credit facility, and cash flow from operations. At September 27, 2014, we had a working capital deficiency of approximately $9.7 million.

The following table sets forth our cash flows for the periods indicated:

	39 Weeks Ended
	September 27, 2014	September 28, 2013
Net cash used in operating activities	$(30,506,000)	$(17,568,000)
Net cash used in investing activities	(5,902,000)	(861,000)
Net cash provided by financing activities	32,440,000	10,432,000
Net decrease in cash and equivalents	$(3,968,000)	$(7,997,000)

Cash used in operating activities during the 39-week period ended September 27, 2014 of $30.5 million was primarily due to the net loss of $31.2 million and an increase in inventories of $2.5 million, amortization of  deferred rent of $1.2 million, and a decrease in accrued liabilities of $1.3 million, partially offset by depreciation and amortization of $4.9 million.  The increase in inventories was largely due to the timing of inventory receipts. The decrease in accrued liabilities was primarily due to severance payments which were accrued at year end.

The Company’s inventory turnover rate decreased approximately 20.0% during the 39-week period ended September 27, 2014 as compared to the comparable period in fiscal 2013. The Company’s days sell through was approximately 68 days during the 39-week period ended September 27, 2014 as compared to 54 days in the comparable period in fiscal 2013. The Company’s inventory as of September 27, 2014 was approximately $6.0 million higher than inventory as of September 28, 2013.  The increased inventory value is a result of an increase in the mix of dress inventory this year and an unusually low inventory last year given the efforts to liquidate non-performing inventory in fiscal 2013.  The decrease in our inventory turnover rate and the increase in our days sell through were primarily due to lower promotional activity as compared to last year. Our markdown rate has declined in the current 39-week period as compared to the comparable period last year. We expect markdowns to continue to put pressure on our working capital.

During the 39-week period ended September 27, 2014, cash used in investing activities was $5.9 million as compared to $861,000 during the 39-week period ended September 28, 2013. The purchases of equipment and leasehold improvements of $5.9 million was primarily used for remodeling stores. Projected capital expenditures for fiscal 2014 to remodel existing stores and open approximately three outlet stores are approximately $6.0 to $7.0 million.

Cash provided by financing activities during the 39-week period ended September 27, 2014 were $32.4 million as compared to $10.4 million from financing activities during the 39-week period ended September 28, 2013. During 2014, we raised net proceeds of $15.1 million from the issuance of common stock primarily in the public offering and borrowed $16.1 million under the new credit facility to fund operations.

On September 19, 2014 the Company entered into a new credit agreement (“New Credit Agreement”) with Salus Capital Partners, LLC and other lenders from time to time. The new credit facility (“New Credit Facility”) provides the Company with a line of credit of $30.0 million for short term borrowings and letters of credit with a sublimit of $3.0 million. Any borrowings under the New Credit

Facility are due and payable on September 19, 2017, at which time the facility terminates. Borrowings under the New Credit Facility, as of September 19, 2014, were used to repay borrowings under the prior credit agreement, which was terminated.

Borrowings under the New Credit Facility bear interest at a variable rate equal to the greater of 0.25% per annum and adjusted London interbank offering rate, as defined in the New Credit Agreement, plus a margin of 5.50% per annum.  The Company has also agreed to pay a commitment fee equal to 0.25% on unused commitments and an early termination fee of 2.0% of the aggregate commitments, if the termination occurs prior to the first anniversary, or 0.75% of the aggregate commitments if the termination occurs after the first anniversary but prior to the second anniversary.

The Company had borrowings of $16.1 million and letters of credit outstanding of $1.1 million under the New Credit Facility as of September 27, 2014. Letters of credit outstanding under prior credit agreements were $1.1 million at December 28, 2013 and September 28, 2013.

The obligations of the Company under the New Credit Facility are secured by liens on all of the assets of the Company.

The New Credit Agreement contains various customary covenants, including, but not limited to, limitations on indebtedness, liens, investments, dividends or other capital distributions, purchases or redemptions of stock, sales of assets or subsidiary stock, transactions with affiliates, line of business and accelerated payments of certain obligations and a minimum availability requirement.  The New Credit Agreement also contains events of default customary for similar financings. Upon the occurrence of an event of default, the outstanding obligations under the New Credit Facility may be accelerated and become due and payable immediately. In addition, if certain change of control events occur with respect to any loan party, the lenders have the right to require the Company to repay any outstanding loans under the New Credit Facility.

On May 9, 2014, the Company commenced a rights offering with its existing stockholders, which resulted in the issuance of 115,377 shares of the Company’s common stock for gross proceeds of $230,754. On June 2, 2014, the Company raised approximately $15.0 million (net of $1.1 million in commission and other offering expenses) from the sale of 9.2 million shares of the Company’s common stock in an underwritten public offering at a price per share of $1.75. A portion of the proceeds of the public offering (approximately $10.4 million) were used to pay down borrowings under the prior credit agreement.

We believe that cash flow from operations, our current available cash and our New Credit Facility will be sufficient to meet our working capital needs for the balance of the fiscal year. The Company is evaluating additional forms of financing to address its working capital needs for fiscal 2015. If these additional forms of financing are not realized or unforeseen cash requirements, changes in vendor terms, negative changes in macroeconomic conditions, industry trends, competition or any of the other factors cited from time to time in our public filings, including the “Risk Factors” disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed on March 25, 2014 (the “2013 Form 10-K”) occur, it could result in a material adverse effect on our business, liquidity and financial condition.

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

Inventories. As discussed in Note 1 the Company changed its accounting for retail finished goods inventory to the lower of cost or market, with cost being determined on the first-in, first-out method.  Inventories other than finished goods at retail stores, called production inventory, primarily consists of piece goods, trim and work-in-process The Company historically and continues to value its production inventory at the lower of cost or market value using first-in-first-out method. Market is determined for our finished goods inventory and production inventory based on an estimate of the net realizable value. The Company determines net realizable value based on an analysis of historical results, age, obsolescence, potential use, market conditions and estimates regarding future selling prices. Based on this analysis, the Company records an adjustment for any decline in its value. If the actual results or conditions are different than those projected by management future period gross margin rates may be unfavorably or favorably affected.

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

•                  store closings; or

•                  underperforming business trends.

The Company evaluates finite long-lived assets in accordance with “Impairment or Disposal of Long-Lived Assets” under Topic 360 “Property, Plant and Equipment” of the Financial Accounting Standard Board’s Accounting Standards Codification (“FASB ASC”). Finite-lived assets are evaluated for recoverability in accordance with Topic 360 of the FASB ASC whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset, is recognized. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges were recorded during the 39-week period ended September 27, 2014. The Company recorded an impairment charge of $1.0 million for 27 underperforming stores during the fourth quarter of fiscal 2013.

Self Insurance. The Company is self-insured for losses and liabilities related primarily to employee health and welfare claims up to certain thresholds. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. The Company’s earnings were impacted by an increase in employee health and welfare expenses of $748,000 and $564,000 for the 39-week period and 13-week period ended September 27, 2014, respectively. We maintain stop-loss insurance coverage, which covers us for benefits paid in excess of limits as defined in the plan.

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

The Company recorded breakage income of $165,000 and $170,000 during the 39-week periods ended September 27, 2014 and September 28, 2013, respectively.

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

Revenue Recognition.  Sales are recognized at the “point of sale,” which occurs when merchandise is sold in an “over-the-counter” transaction or upon receipt by a customer. Sales of merchandise via our website and the related amounts billed to customers for shipping are recognized at the expected time of delivery to the customer. Our customers have the right to return merchandise. Sales are reported net of actual and estimated returns. We maintain a reserve for potential product returns and record, as a reduction to sales, a provision for estimated product returns, which is determined based on historical experience. The Company recorded a net decrease in sales return reserve of $148,000 and net increase of $73,000 for the 39-week periods ended September 27, 2014 and September 28, 2013, respectively. Costs incurred for shipping and handling are included in cost of sales. The Company records revenues net of applicable sales tax.

The Company’s co-branded customer credit card program, which was introduced during fiscal 2007, entitles the Company to receive from the issuing bank a non-refundable credit card activation fee for each new account that is opened and activated. These fees are initially deferred and recognized in consolidated net sales as revenue over the life of the contract, which was amended on March 1, 2013 for a period of seven years. During each of the 39-week periods ended September 27, 2014 and September 28, 2013, the Company received approximately $146,000 in connection with activated credit cards. The amount of fee income recorded in connection with activated credit cards was $187,000 and $330,000 for the 39-week periods ended September 27, 2014 and September 28, 2013, respectively.

The Company also receives from the issuing bank and Visa U.S.A. Inc. a sales royalty, which is based on a percentage of net purchases made by cardholders at Cache or other businesses. Cache has determined that since it has not incurred any significant or recurring costs in relation to the co-branded credit card program, the sales royalties earned in connection to the agreement will be recorded under net sales. The fees that are incurred by the Company are cardholder incentives, which are funded from the fees paid by the issuing bank and Visa U.S.A. Inc. The amount of sales royalty income recorded was $335,000 and $337,000 for the 39-week periods ended September 27, 2014 and September 28, 2013, respectively.

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

Income Taxes. The Company accounts for income taxes in accordance with “Income Taxes”, Topic 740 of the FASB ASC. This guidance requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using applicable tax rates for the years in which the differences are expected to reverse.  At December 28, 2013 the Company had federal net operating loss “NOL” carryforwards of approximately $55.7 million, expiring from 2030 to 2033 of which the Company recorded a full valuation allowance against the deferred tax assets associated with these NOL carryforwards.  During the 39-week period ended September 27, 2014 the Company recorded no income tax benefit as a result of a full valuation allowance.  During the 39-week period ended September 28, 2013, the Company recorded income tax expense of $10.1 million as a result of a full valuation allowance recorded against its remaining net deferred tax assets. Federal valuation allowances totaled $34.5 million, $23.9 million and $22.3 million at September 27, 2014, December 28, 2013 and September 28, 2013, respectively.  State valuation allowances totaled $5.8 million, $4.5 million and $4.2 million at September 27, 2014, December 28, 2013 and September 28, 2013, respectively. The valuation allowances represent full valuation allowances for the possible non-utilization of net operating loss carry-forwards which may not be realized in future periods before they expire.

When tax contingencies become probable, a liability for the contingent amount is estimated based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions, as well as various tax filing positions. As of September 27, 2014, December 28, 2013 and September 28, 2013, the Company had no reserve recorded for potential tax contingencies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk relates primarily to changes in interest rates as we borrow under the New Credit Facility. At September 27, 2014, the Company had borrowings of $16.1 million under the New Credit Facility. Based upon a sensitivity analysis a 100 basis point increase or decrease in interest rates will not have a material impact.

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

During the 13-week period ended September 27, 2014, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is exposed to a number of asserted and unasserted potential claims.  Management does not believe that the resolution of any of these matters will result in a material loss.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

On November 7, 2014, the Company entered into change in control agreements with a number of employees, including Anthony DiPippa, our Executive Vice President, Chief Financial Officer. Mr. DiPippa’s agreement provides that if a change in control (as defined in the agreement) occurs while Mr. DiPippa is employed by the Company and (i) neither the Company, nor the corporation resulting from the change in control, has a class of equity securities registered under the Securities and Exchange Act of 1934 or (ii) there is a material reduction in Mr. DiPippa’s authority, duties or responsibilities, the Company shall pay Mr. DiPippa a lump sum equal to twelve (12) months of his base salary in effect immediately prior to the change in control. Mr. DiPippa’s agreement also provides that if a change in control occurs during his employment, and he remains continuously employed by the Company until a date that is six (6) months after the change in control, the Company shall pay Mr. DiPippa a retention bonus equal to 75% of his base salary in effect immediately prior to the change in control.  Mr. DiPippa’s agreement further provides that upon termination of his employment by the Company, other than for cause (as defined in the agreement), disability (as defined in the agreement) or death, or by Mr. DiPippa with good reason (as defined in the agreement), within six (6) months following a change of control, (i) the Company shall pay Mr. DiPippa any accrued obligations and (ii) subject to signing a release of claims, the Company shall continue to provide health and welfare benefits at least equal to those provided on the date of the change of control for a period of three (3) months, unless Mr. DiPippa is reemployed and eligible for benefits under another employer provided plan.

The foregoing summary of the change of control agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the agreement filed as Exhibit 10.1 hereto, the terms of which are incorporated herein by reference.

ITEM 6. EXHIBITS

10.1	Change in Control Agreement between the Company and Anthony DiPippa (filed herewith).*
10.2	Credit Agreement, dated as of September 19, 2014 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 25, 2014).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101

The following materials from Cache Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 27, 2014, December 28, 2013 and September 28, 2013, (ii) the Condensed Consolidated Statements of Operations for the Thirty-Nine Weeks Ended September 27, 2014 and September 28, 2013, (iii) the Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended September 27, 2014 and September 28, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended September 27, 2014 and September 28, 2013, and (v) the Notes to Condensed Consolidated Financial Statements (filed herewith).

*Management contract, compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2014
CACHE, INC.

BY:	/s/ Jay M. Margolis
Jay M. Margolis
Chairman and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Anthony DiPippa
Anthony DiPippa
Executive Vice President, Chief Financial Officer and Principal Financial and Accounting Officer